Form 10-Q
period 1996-06-30
BILLING INFORMATION CONCEPTS CORP
filed 1996-08-13
CIK 1013706

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                      or

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934For the transition period from          to

                         Commission File Number 0-28536

                                   -----------

                       BILLING INFORMATION CONCEPTS CORP.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                74-2781950
    (State or other jurisdiction of               (IRS Employer ID No.)
    incorporation or organization)

      9311 SAN PEDRO, SUITE 400                           78216
         SAN ANTONIO, TEXAS                             (Zip code)
  (Address of principal executive offices)

                                 (210) 321-6900
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     Indicated below is the number of shares outstanding of the registrant's only class of common stock at August 2, 1996:

                 TITLE OF CLASS                    NUMBER OF SHARES
                 --------------                      OUTSTANDING
                                                     -----------
          Common Stock, $.01 par value                15,032,001

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

               BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX


                                                                         PAGE
                                                                         ----
PART I   FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited) Condensed Consolidated Balance Sheets -- September 30, 1995 and
           June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . .   3
         Condensed Consolidated Statements of Income -- For the Three
           and Nine-Month Periods Ended June 30, 1995 and 1996. . . . . .   4
         Condensed Consolidated Statements of Cash Flows -- For the
           Nine-Month Periods Ended June 30, 1995 and 1996. . . . . . . .   5
         Notes to Interim Condensed Consolidated Financial Statements . .   6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . . .   9
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  19
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  19
            (a) Exhibits. . . . . . . . . . . . . . . . . . . . . . . . .  19
            (b) Current Reports on Form 8-K . . . . . . . . . . . . . . .  19
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                        PART 1 - FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                    ASSETS

                                                   SEPTEMBER 30,      JUNE 30,
                                                       1995             1996
                                                   -------------      --------
 Current assets:
  Cash and cash equivalents. . . . . . . . . . .    $  26,770         $ 29,811
  Accounts receivable. . . . . . . . . . . . . .       18,113           18,380
  Purchased receivables. . . . . . . . . . . . .       55,228           66,692
  Prepaids and other . . . . . . . . . . . . . .          624              853
                                                    ---------         --------
    Total current assets . . . . . . . . . . . .      100,735          115,736
 Property and equipment, net . . . . . . . . . .        3,229            7,712
 Equipment held under capital leases, net. . . .        1,556            1,198
 Other assets, net . . . . . . . . . . . . . . .        1,375            1,321
                                                    ---------         --------
    Total assets . . . . . . . . . . . . . . . .    $ 106,895         $125,967
                                                    ---------         --------
                                                    ---------         --------

                     LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
  Accounts payable:
   Trade . . . . . . . . . . . . . . . . . . . .    $  12,604         $ 16,154
   Billing customers . . . . . . . . . . . . . .       34,756           26,237
  Accrued liabilities. . . . . . . . . . . . . .       12,362           19,435
  Revolving line of credit for purchased
    receivables. . . . . . . . . . . . . . . . .       23,030           29,016
  Current portion of long-term debt. . . . . . .          285              427
  Current portion of obligations under capital
    leases . . . . . . . . . . . . . . . . . . .          398              445
                                                    ---------         --------
    Total current liabilities. . . . . . . . . .       83,435           91,714
 Long-term debt, less current portion. . . . . .        1,048            1,057
 Obligations under capital leases, less
   current portion . . . . . . . . . . . . . . .        1,168              838
 Other liabilities . . . . . . . . . . . . . . .           21                0
                                                    ---------         --------
    Total liabilities. . . . . . . . . . . . . .       85,672           93,609
 Commitments and contingencies (Note 3)
 Stockholder's equity:
 Preferred shares, $10.00 par value, 10,000
   shares authorized; 10,000 shares issued and
   outstanding . . . . . . . . . . . . . . . . .          100              100
 Common shares, no par value, 102,000 shares
   authorized; 102,000 shares issued and
   outstanding . . . . . . . . . . . . . . . . .            1                1
 U.S. Long Distance Corp.'s investment in and
   advances to the Company . . . . . . . . . . .       21,122           32,257
                                                    ---------         --------
    Total stockholder's equity . . . . . . . . .       21,223           32,358
                                                    ---------         --------
    Total liabilities and stockholder's equity .    $ 106,895         $125,967
                                                    ---------         --------
                                                    ---------         --------


                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

               BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                    ------------------     -----------------
                                                      1995      1996         1995      1996
                                                    -------   -------      -------   -------
 Operating revenues. . . . . . . . . . . . . . .    $21,367   $25,729      $56,309   $76,030

 Operating expenses:
  Cost of services . . . . . . . . . . . . . . .     13,469    16,640       35,445    48,785
  Selling, general and administrative. . . . . .      2,242     3,239        6,561     8,595
  Advance funding program income . . . . . . . .     (1,284)   (1,805)      (3,182)   (4,773)
  Advance funding program expense. . . . . . . .        358       222          982       820
  Depreciation and amortization. . . . . . . . .        383       567          902     1,507
                                                    -------   -------      -------   -------
   Total operating expenses. . . . . . . . . . .     15,168    18,863       40,708    54,934
                                                    -------   -------      -------   -------

 Income from operations. . . . . . . . . . . . .      6,199     6,866       15,601    21,096
 Other income (expense):
  Interest income. . . . . . . . . . . . . . . .        204       182          645       668
  Interest expense . . . . . . . . . . . . . . .        (62)      (70)        (134)     (224)
  Other, net . . . . . . . . . . . . . . . . . .        (15)      (16)         (83)     (112)
                                                    -------   -------      -------   -------
   Total other income (expense). . . . . . . . .        127        96          428       332
                                                    -------   -------      -------   -------
 Income before provision for income taxes. . . .      6,326     6,962       16,029    21,428
 Income tax expense. . . . . . . . . . . . . . .     (2,405)   (2,645)      (6,095)   (8,142)
                                                    -------   -------      -------   -------
 Net income. . . . . . . . . . . . . . . . . . .    $ 3,921   $ 4,317      $ 9,934   $13,286
                                                    -------   -------      -------   -------
                                                    -------   -------      -------   -------

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

               BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                         JUNE 30,
                                                   -----------------
                                                     1995      1996
                                                   --------  --------
 Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . .  $  9,934  $ 13,286
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .       902     1,507
   Deferred compensation. . . . . . . . . . . . .        13        10
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable. .     2,520      (267)
    Increase in prepaids and other. . . . . . . .      (731)     (229)
    Increase in accounts payable. . . . . . . . .     2,520     3,550
    Increase in accrued liabilities . . . . . . .     2,383     7,073
    Decrease in other liabilities . . . . . . . .       (56)      (21)
                                                   --------  --------
 Net cash provided by operating activities           17,485    24,909
                                                   --------  --------
 Cash flows from investing activities:
  Purchase of property and equipment. . . . . . .      (880)   (4,250)
  Payments for purchased receivables from billing
    customers, net. . . . . . . . . . . . . . . .   (10,054)  (11,464)
  Collections of proceeds due (payments made) to
    billing customers, net. . . . . . . . . . . .     3,749    (8,519)
  Other investing activities. . . . . . . . . . .      (730)     (204)
                                                   --------  --------
 Net cash used in investing activities. . . . . .    (7,915)  (24,437)
                                                   --------  --------
 Cash flows from financing activities:
  Draws (payments) on revolving line of credit
    for purchased receivables, net. . . . . . . .      (746)    5,986
  Proceeds from issuance of debt. . . . . . . . .       485         0
  Payments on debt. . . . . . . . . . . . . . . .       (96)     (240)
  Payments on capital leases. . . . . . . . . . .      (145)     (283)
  Transfers to affiliates . . . . . . . . . . . .    (1,925)   (2,894)
                                                   --------  --------
 Net cash provided by (used in) financing
   activities . . . . . . . . . . . . . . . . . .    (2,427)    2,569
                                                   --------  --------
 Net increase in cash and cash equivalents. . . .     7,143     3,041
 Cash and cash equivalents, beginning of period .    20,742    26,770
                                                   --------  --------
 Cash and cash equivalents, end of period . . . .  $ 27,885  $ 29,811
                                                   --------  --------
                                                   --------  --------

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

               BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The interim condensed consolidated financial statements included herein have been prepared by Billing Information Concepts Corp. ("Billing") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim condensed consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A dated August 1, 1996. Certain prior period amounts have been reclassified for comparative purposes.

NOTE 2. STATEMENT OF CASH FLOWS

     Cash payments and non-cash activities during the periods indicated were as follows:

                                            NINE MONTHS ENDED
                                                 JUNE 30,
                                            -----------------
                                             1995      1996
                                            ------    ------
                                             (IN THOUSANDS)
 Cash payments for income taxes. . . . .    $4,836    $4,836
 Cash payments for interest. . . . . . .     1,138     1,086
 Capital lease obligations incurred. . .       743         0

NOTE 3. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

     The Company is obligated to pay a company approximately $14.6 million for license and service fees under a non-exclusive, perpetual software license and related services agreements.

NOTE 4. RELATED PARTY TRANSACTIONS

     The Company provides billing and information management services to U.S. Long Distance Corp. ("USLD"), the former parent of the Company, and purchases long distance and 800 services from USLD. Transactions under the agreements for these services have been reflected in the accompanying financial statements at market prices. Transactions between the Company and USLD are summarized as follows:

                                            NINE MONTHS ENDED
                                                 JUNE 30,
                                            -----------------
                                             1995      1996
                                            ------    ------
                                             (IN THOUSANDS)
 Sales to USLD . . . . . . . . . . . . .    $3,794    $3,914
 Purchases from USLD . . . . . . . . . .     1,093     2,437

               BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. RELATED PARTY TRANSACTIONS  (CONTINUED)

     In addition, the Company's accounts receivable balance at September 30, 1995 and June 30, 1996 includes $1,127,000 and $951,000, respectively, related to billing services performed for USLD and the Company's accounts payable to billing customers balance at September 30, 1995 and June 30, 1996 includes $890,000 and $876,000, respectively, related to funds collected on behalf of USLD.

NOTE 5. SUBSEQUENT EVENTS

     In connection with the spinoff of the Company adopted by USLD's Board of Directors on July 10, 1996, USLD distributed (the "Distribution") 15,032,001 shares of the Company's common stock to the existing stockholders of USLD on August 2, 1996 (the "Distribution Date"). On the Distribution Date, USLD stockholders of record on July 29, 1996 received one share of the Company's common stock for each share of USLD common stock held.

     For purposes of governing certain ongoing relationships between the Company and USLD after the Distribution and to provide for an orderly transition, the Company and USLD entered into certain agreements. Such agreements include:
(i) the Distribution Agreement, providing for, among other things, the Distribution and the division between the Company and USLD of certain assets and liabilities and material indemnification provisions; (ii) the Benefit Plans and Employment Matters Allocation Agreement, providing for certain allocations of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters; (iii) the Tax Sharing Agreement, pursuant to which the Company and USLD agreed to allocate tax liabilities that relate to periods prior to and after the Distribution Date; (iv) the Transitional Services and Sublease Agreement, pursuant to which USLD will provide certain services on a temporary basis and sublease certain office space to the Company and the Company will provide certain services to USLD on a temporary basis; (v) the Zero Plus - Zero Minus Billing and Information Management Services Agreement and the One Plus Billing and Information Management Services Agreement, pursuant to which the Company will provide billing clearinghouse and information management services to USLD for an initial period of three years; and (vi) the Telecommunications Agreement, pursuant to which USLD will provide long distance telecommunications services to the Company for an initial period of three years. It is the intention of USLD and the Company that the Transitional Services and Sublease Agreement, the Zero Plus - Zero Minus Billing and Information Management Services Agreement, the One Plus Billing and Information Management Services Agreement, and the Telecommunications Agreement reflect terms and conditions similar to those that would have been arrived at by independent parties bargaining at arm's length.

     The Benefit Plans and Employment Matters Allocation Agreement ("Benefits Agreement") provides for the allocation of certain responsibilities with respect to employee compensation benefit and labor matters. The allocation of responsibility and adjustments to be made pursuant to the Benefits Agreement will be substantially consistent with the existing benefits provided to USLD employees under USLD's various compensation plans. Among other things, the Benefits Agreement provides that, effective as of the Distribution Date, the Company will or will cause one or more of its subsidiaries to, assume or retain, as the case may be, all liabilities of USLD, to the extent unpaid as of the Distribution Date, under employee benefit plans, policies, arrangements, contracts and agreements, with respect to employees who, on or after the Distribution Date, are employees of the Company or its subsidiaries. The Benefits Agreement also provides that, effective as of the Distribution Date, USLD will, or will cause one or more of its subsidiaries to assume or retain, as the case may be, all liabilities of USLD, to the extent unpaid as of the Distribution Date, under employee benefit plans, policies, arrangements, contracts and agreements, with respect to employees who on or after the Distribution Date are employees of USLD or its subsidiaries.

               BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. SUBSEQUENT EVENTS (CONTINUED)

     In addition, the Company will assume, with respect to employees who, on or after the Distribution Date, are employees of the Company or any of its subsidiaries, all responsibility for liabilities and obligations as of the Distribution Date for medical and dental plan coverage and for vacation and welfare plans. USLD will assume, with respect to the employees who, on or after the Distribution Date, are employees of USLD or any of its subsidiaries, all responsibilities for all liabilities and obligations as of the Distribution Date for medical and dental plan coverage and for vacation and welfare plans.

     Prior to the Distribution, the Company adopted the 1996 Comprehensive Stock Plan and 1996 Non-Employee Director Plan under which officers and employees, and non-employee directors, respectively, of the Company and its affiliates are eligible to receive stock option grants. Immediately prior to the Distribution, the Company granted, under the Billing Comprehensive Stock Plan and Billing Non-Employee Director Plan, respectively, options to purchase Company common stock to each holder of an outstanding option to purchase shares of USLD common stock under the USLD Employee Stock Option Plan and USLD Non-Employee Director Plan, respectively. The Company options are exercisable for Company common stock on the basis of one share of Company common stock for every one share of USLD common stock subject to the outstanding USLD options. Company options to purchase a total of approximately 1,575,000 shares of Company common stock were granted in connection with the adjustment to the USLD options. In connection with the grant of the Company options, the exercise price of the USLD options will be adjusted to preserve the economic value of the USLD options existing immediately prior to the Distribution after giving effect to the grant of the Company options. The Company options will have vesting schedules mirroring the vesting schedules of the related USLD options. Each Company option granted in connection with the Distribution and held by a USLD employee after the Distribution Date will terminate in accordance with the original USLD option grant. Each Company option granted in connection with the Distribution and held by a Company employee will terminate in accordance with the original USLD option grant.

     In addition, the Company has adopted the Billing Employee Stock Purchase Plan, the Billing 401(k) Retirement Plan, the Billing Executive Compensation Deferral Plan, the Billing Director Compensation Deferral Plan and the Billing Executive Qualified Disability Plan. USLD, as sole stockholder of the Company, approved the adoption of the Billing 1996 Employee Comprehensive Stock Plan, the Billing 1996 Non-Employee Director Plan, the Billing Employee Stock Purchase Plan and the Billing 401(k) Retirement Plan on July 10, 1996.

ITEM 2.

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY AND ITS SUBSIDIARIES THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, SEASONALITY, DISTRIBUTION NETWORKS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONETIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended June 30, 1995 and 1996. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended June 30.

     On July 10, 1996, USLD's Board of Directors approved the spinoff of USLD's commercial billing clearinghouse and information management services business ("Billing Group Business") as a separate public company (the "Distribution"). To effect the Distribution, USLD distributed to its stockholders on August 2, 1996 all of the outstanding shares of common stock of the Company, its recently formed and wholly owned subsidiary that owns and operates the Billing Group Business (see Note 5 to the Interim Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

     The following table presents certain items in the Condensed Consolidated Statements of Income as a percentage of total revenues for the three and nine-month periods ended June 30, 1995 and 1996:

                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                   JUNE 30,            JUNE 30,
                                              ------------------  -----------------
                                                1995      1996      1995     1996
                                                ----      ----      ----     ----
 Operating revenues. . . . . . . . . . .       100.0%    100.0%    100.0%   100.0%

 Operating expenses:
  Cost of services . . . . . . . . . . .        63.0      64.7      62.9     64.2
  Selling, general and administrative. .        10.5      12.6      11.7     11.3
  Advance funding program income . . . .        (6.0)     (7.0)     (5.7)    (6.3)
  Advance funding program expense. . . .         1.7       0.9       1.7      1.1
  Depreciation and amortization. . . . .         1.8       2.2       1.6      2.0
                                               -----     -----     -----    -----
   Income from operations. . . . . . . .        29.0%     26.7%     27.7%    27.7%
                                               -----     -----     -----    -----
                                               -----     -----     -----    -----

OPERATING REVENUES

          The Company's revenues are derived from providing billing clearinghouse and information management services to direct dial long distance carriers, operator services providers and other companies that offer 900 services, as well as the billing for non-regulated telecommunications equipment and services. Revenues earned by the Company include processing and customer service inquiry fees, as well as any charges assessed to the Company by local telephone companies for billing and collection services which are passed through to the customer. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end-users.

     Billing services revenues increased 20.4% to $25.7 million in the third quarter of 1996 compared to $21.4 million in the third quarter of 1995. Billing services revenues during the first nine months of 1996 increased 35.0% to $76.0 million from $56.3 million during the comparable period of 1995. The revenue increases are primarily attributable to an increase in the number of telephone call records processed and billed. Call record volume increases in all periods were primarily the result of new business from new direct dial long distance customers, as well as expanded business from existing direct dial long distance customers. The revenue increase in the first nine months of 1996 from the comparable prior year period is also due to the growth of enhanced billing services revenues. Revenues derived from operator services customers in the first nine months of 1996 decreased from the comparable period of 1995.
This lack of operator services revenue growth is attributable to several factors, including an increasing number of regulatory agencies that impose guidelines or rules on operator services providers, such as the imposition of rate ceilings, which limit or impair the growth of the operator services industry. Additionally, there has been an increased awareness on the part of the consumer of the ability of the telephone user to select a carrier of choice by dialing access codes of carriers other than the carrier contracted by the telephone owner, resulting in a lower number of billable telephone calls generated by the Company's customers (800 dial-around). Telephone call record volumes (exclusive of records processed for billing management customers) were as follows:

                                             THREE MONTHS     NINE MONTHS
                                            ENDED JUNE 30,   ENDED JUNE 30,
                                            --------------   --------------
                                             1995   1996      1995    1996
                                             ----   ----     -----   -----
                                                      (MILLIONS)
 Direct dial long distance services. . .     69.1   98.4     168.6   289.4
 Operator services . . . . . . . . . . .     34.8   32.7     102.0    96.7
 Enhanced billing services . . . . . . .      1.5    1.8       2.6     6.9

     Revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Company's other customers, and thus the volume of records processed for billing management customers is not presented in the above table.

COST OF SERVICES

     Cost of services includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the Company's customer service organization, including staffing expenses and costs associated with 800 services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and passes these discounted costs on to its customers.

     The gross profit margin of 35.3% reported for the quarter ended June 30, 1996 decreased from 37.0% achieved in the comparable prior year quarter. The gross profit margin of 35.8% reported for the first nine months of 1996 compares to 37.1% achieved in the comparable prior year period. These decreases were primarily attributable to higher customer service costs which were partially offset by lower billing and collection fees. The higher customer service costs were due to increased 800 services usage and staffing expenses incurred by the Company in order to support the rapid growth in the volume of customer inquiries resulting from the significant growth in the number of records processed.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Additionally, the expense of certain USLD corporate functions, such as treasury, financial reporting, investor relations, legal, payroll and management information systems has been allocated to the Company and is reflected in its historical financial results. SG&A expenses as a percentage of revenues may be higher or lower in the future as actual costs incurred differ from costs historically allocated to the Company.

     SG&A expenses for the third quarter of 1996 were $3.2 million, representing 12.6% of revenues, compared to $2.2 million in the third quarter of 1995, or 10.5% of revenues. SG&A expenses for the first nine months of 1996 were $8.6 million, representing 11.3% of revenues, compared to $6.6 million in the first nine months of 1995, or 11.7% of revenues. SG&A expenses for the third quarter of 1996 included $361,000 of spinoff related charges, including expenses associated with the termination of the Company's fiscal 1996 employee compensation plan that, otherwise, would have been recognized in the fourth quarter of 1996. Had this expense not been incurred during the third quarter of 1996, SG&A expense as a percentage of revenue would have been 11.2% and 10.8% for the third quarter and first nine months of 1996, respectively. The increase in SG&A expenses as a percentage of revenues from quarter to quarter was primarily attributable to an increase in the expense allocated to the Company for USLD corporate functions as well as costs incurred by the Company in order to conduct operations on a stand-alone basis. SG&A expenses as a percentage of revenues for the first nine months of 1996 decreased from the comparable prior year period primarily as a result of efficiencies associated with significant revenue growth, as certain SG&A expenses, such as office administration and accounting, do not change proportionately with revenue.

ADVANCE FUNDING PROGRAM INCOME AND EXPENSE

     Advance funding program income increased to $1.8 million for the third quarter of 1996 from $1.3 million for the third quarter of 1995. Advance funding program income increased to $4.8 million in the first nine months of 1996 from $3.2 million in the first nine months of 1995. The period-to-period increases were primarily the result of financing a higher level of customer receivables under the Company's advance funding program. The quarterly average balance of purchased receivables was $59.5 million and $49.0 million for the first nine months of 1996 and 1995, respectively.

     Advance funding program expense decreased to $222,000 for the third quarter of 1996 from $358,000 for the third quarter of 1995. Advance funding program expense for the first nine months of 1996 was $820,000 compared to $982,000 for the comparable prior year period. In addition to declining from period to period, advance funding program expense declined relative to advance funding program income reported in the respective periods. The period-to-period decreases in advance funding program expense were primarily attributable to the Company financing a higher level of customer receivables with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. During the periods when the Company operated as a subsidiary within the USLD consolidated group, the cash management function was centralized and all the available cash among the consolidated entities was utilized to pay down the revolving credit facility to reduce the expense of this facility as much as possible. Subsequent to the Distribution, the Company will no longer have access to funds generated by USLD's subsidiaries or to the funds that were transferred to USLD as a result of the terms of the Distribution. In addition, the Company anticipates making certain capital expenditures over the next two years (see "Liquidity and Capital Resources"). Consequently, advance funding program expense is expected to initially increase as a result of lower cash balances.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses are incurred with respect to certain assets including computer hardware and software, office equipment, furniture, leasehold improvements, and costs incurred in securing contracts with local telephone companies and agreements with financing institutions. Asset lives generally range between three and seven years.

     Depreciation and amortization expense was $567,000 in the third quarter of 1996, representing 2.2% of revenues, compared with $383,000 in the corresponding prior year quarter, representing 1.8% of revenues. Depreciation and amortization expense was $1.5 million in the first nine months of 1996 compared with $902,000 in the first nine months of 1995. Depreciation and amortization expense as a percentage of revenues increased to 2.0% in the first nine months of 1996 from 1.6% in the corresponding prior year period. The increase in depreciation and amortization expense as a percentage of revenues from period to period is primarily attributable to the purchase of computer equipment and software and office furniture and equipment to support the growth of the Company.

INCOME FROM OPERATIONS

     Income from operations in the third quarter of 1996 increased to $6.9 million, or 26.7% of revenues, from $6.2 million, or 29.0% of revenues, in the third quarter of 1995. The decrease in income from operations as a percentage of revenues from quarter to quarter is primarily attributable to higher SG&A expenses as a percentage of revenues and a lower gross profit margin, as discussed above. Income from operations during the first nine months of 1996 increased to $21.1 million from $15.6 million during the comparable period of 1995. Income from operations as a percentage of revenues was 27.7% for the first nine months of both 1996 and 1995. Income from operations as a percentage of revenues improved from the prior year period due to higher net advance funding program income and lower SG&A expenses as a percentage of revenues, but this improvement was offset by a lower gross profit margin and higher depreciation expenses as a percentage of revenues.

OTHER INCOME (EXPENSE)

     Net other income decreased to $96,000 in the third quarter of 1996 from $127,000 in the third quarter of 1995. Net other income decreased to $332,000 in the first nine months of 1996 from $428,000 in the first nine months of 1995. The period-to-period decreases were attributable to increased interest expense due to additional equipment financing.

INCOME TAXES

     The Company's effective tax rate was 38.0% in the third quarter and first nine months of both 1996 and 1995. The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes.

NET INCOME

     The Company reported net income of $4.3 million in the third quarter of 1996 compared to net income of $3.9 million in the third quarter of 1995. The Company reported net income of $13.3 million during the first nine months of 1996 compared to net income of $9.9 million during the comparable period of 1995. Net income in the third quarter and first nine months of 1996 represented increases of 10.1% and 33.7% over the third quarter and first nine months of 1995, respectively.

EFFECTS OF SPINOFF OF BILLING GROUP BUSINESS

     The unaudited Condensed Consolidated Statements of Income included in this report reflect the operations of the Company for the three and nine-month periods ended June 30, 1995 and 1996. Included below is supplemental unaudited consolidated pro forma financial information that management believes is important to provide an understanding of the results of operations and financial position of the Company on a stand-alone basis. A Pro Forma Condensed Consolidated Balance Sheet at June 30, 1996 is presented below which gives effect to the Distribution as if it had occurred on June 30, 1996. Pro Forma Condensed Consolidated Statements of Income are also presented below by quarter for 1995 and the nine-month period ended June 30, 1996. These Pro Forma Condensed Consolidated Statements of Income are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Pro Forma Condensed Consolidated Statements of Income give effect to the Distribution as if it had occurred at the beginning of 1995 and 1996. The number of shares used in the calculation of the pro forma per share data is based on the weighted number of shares outstanding during the period after giving effect to the shares assumed to be issued had the Distribution occurred at the beginning of each period presented. The pro forma adjustments reflect the terms of the Distribution Agreement, which requires an aggregate cash transfer from the Company to USLD of $14,013,000, including a cash transfer of $2,300,000 for payment of the remaining estimated direct costs of the Distribution to be incurred in the fourth quarter of 1996.

     The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes to the pro forma financial statements and with the Company's historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein and in the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A dated August 1, 1996. The pro forma financial statements are forward-looking and should not be considered indicative of the operating results or financial position which the Company will achieve in the future because, among other things, these statements are based on historical rather than prospective information and include certain assumptions which are subject to change.

     The unaudited Pro Forma Condensed Consolidated Statements of Income and the Pro Forma Condensed Consolidated Balance Sheet reflect, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the periods presented and financial position at June 30, 1996 to make the unaudited pro forma statements not misleading.

               BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1996
                           (THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                     ASSETS

                                                             PRO FORMA
                                               HISTORICAL   ADJUSTMENTS    PRO FORMA
                                               ----------   -----------    ---------
 CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . .   $ 29,811      $(14,013)(A)  $ 15,798
  Accounts receivable. . . . . . . . . . . .     18,380                      18,380
  Purchased receivables. . . . . . . . . . .     66,692                      66,692
  Prepaids and other . . . . . . . . . . . .        853                         853
                                               --------      --------      --------
   Total current assets. . . . . . . . . . .    115,736       (14,013)      101,723
  Property and equipment, net. . . . . . . .      7,712                       7,712
  Equipment held under capital leases, net .      1,198                       1,198
  Other assets, net. . . . . . . . . . . . .      1,321                       1,321
                                               --------      --------      --------
   Total assets. . . . . . . . . . . . . . .   $125,967      $(14,013)     $111,954
                                               --------      --------      --------
                                               --------      --------      --------


                        LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable:
   Trade . . . . . . . . . . . . . . . . . .   $ 16,154                    $ 16,154
   Billing customers . . . . . . . . . . . .     26,237                      26,237
  Accrued liabilities. . . . . . . . . . . .     19,435                      19,435
  Revolving line of credit for purchased
    receivables. . . . . . . . . . . . . . .     29,016                      29,016
  Current portion of long-term debt. . . . .        427                         427
  Current portion of obligations under
    capital leases . . . . . . . . . . . . .        445                         445
                                               --------      --------      --------
   Total current liabilities . . . . . . . .     91,714                      91,714
 Long-term debt, less current portion. . . .      1,057                       1,057
 Obligations under capital leases, less
   current portion . . . . . . . . . . . . .        838                         838
                                               --------      --------      --------
   Total liabilities . . . . . . . . . . . .     93,609                      93,609
 STOCKHOLDERS' EQUITY:
  Preferred shares, $10.00 par value, 10,000
    shares authorized, 10,000 shares issued
    and outstanding. . . . . . . . . . . . .        100          (100)(B)         0
  Common shares, no par value, 102,000
    shares authorized, 102,000 shares issued
    and outstanding. . . . . . . . . . . . .          1           149 (C)       150
 U.S. Long Distance Corp.'s investment in
   and advances to the Company . . . . . . .     32,257       (32,257)(D)         0
 Paid-in capital . . . . . . . . . . . . . .          0        18,195 (E)    18,195
                                               --------      --------      --------
   Total stockholders' equity. . . . . . . .     32,358       (14,013)       18,345
                                               --------      --------      --------
   Total liabilities and stockholders'
     equity. . . . . . . . . . . . . . . . .   $125,967      $(14,013)     $111,954
                                               --------      --------      --------
                                               --------      --------      --------

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                     ------------------------------------------
                                                     DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,
                                                       1994       1995       1995       1995
                                                     --------   --------   --------   ---------
 Operating revenues. . . . . . . . . . . . . . . .   $17,010    $17,932    $21,367     $24,538
 Cost of services. . . . . . . . . . . . . . . . .    10,739     11,237     13,469      15,892
                                                     -------    -------    -------     -------
  Gross profit . . . . . . . . . . . . . . . . . .     6,271      6,695      7,898       8,646
 Selling, general and administrative . . . . . . .     2,119      2,200      2,242       2,711
 Advance funding program income. . . . . . . . . .      (916)      (982)    (1,284)     (1,400)
 Advance funding program expense (F) . . . . . . .       717        769        789         800
 Depreciation and amortization . . . . . . . . . .       253        266        383         314
                                                     -------    -------    -------     -------
  Income from operations . . . . . . . . . . . . .     4,098      4,442      5,768       6,221
 Other income (expense), net . . . . . . . . . . .       169        132        127          98
                                                     -------    -------    -------     -------
 Income before provision for income taxes. . . . .     4,267      4,574      5,895       6,319
 Income tax expense (G). . . . . . . . . . . . . .    (1,623)    (1,739)    (2,241)     (2,402)
                                                     -------    -------    -------     -------
 Net income. . . . . . . . . . . . . . . . . . . .   $ 2,644    $ 2,835    $ 3,654     $ 3,917
                                                     -------    -------    -------     -------
                                                     -------    -------    -------     -------

 Net income per weighted average common share. . .   $  0.19    $  0.20    $  0.25     $  0.26

 Weighted average common shares outstanding. . . .    14,208     14,497     14,759      14,886

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                ------------------------------
                                                DEC. 31,   MAR. 31,   JUNE 30,
                                                  1995       1996       1996
                                                --------   --------   --------
 Operating revenues. . . . . . . . . . . . . .   $23,354    $26,947    $25,729
 Cost of services. . . . . . . . . . . . . . .    15,306     16,839     16,640
                                                 -------    -------    -------
  Gross profit . . . . . . . . . . . . . . . .     8,048     10,108      9,089
 Selling, general and administrative . . . . .     2,392      2,964      3,239
 Advance funding program income. . . . . . . .    (1,324)    (1,644)    (1,805)
 Advance funding program expense (F) . . . . .       696        738        640
 Depreciation and amortization . . . . . . . .       439        501        567
                                                 -------    -------    -------
  Income from operations . . . . . . . . . . .     5,845      7,549      6,448
 Other income (expense), net . . . . . . . . .       104        132         96
                                                 -------    -------    -------
 Income before provision for income taxes. . .     5,949      7,681      6,544
 Income tax expense (G). . . . . . . . . . . .    (2,260)    (2,919)    (2,486)
                                                 -------    -------    -------
 Net income. . . . . . . . . . . . . . . . . .   $ 3,689    $ 4,762    $ 4,058
                                                 -------    -------    -------
                                                 -------    -------    -------

 Net income per weighted average common share.   $  0.25    $  0.31    $  0.26

 Weighted average common shares outstanding. .    14,853     15,189     15,715


Notes to unaudited pro forma condensed consolidated financial statements:

(A) Cash transfer made to USLD pursuant to working capital formula set forth in Distribution Agreement and an additional cash transfer for the remaining direct costs to be incurred in the fourth quarter of 1996 in connection with the Distribution estimated to be $2,300,000.
(B) The redemption of certain subsidiary preferred stock and repurchase of certain subsidiary common stock by the Company from USLD.
(C) Issuance of Company Common Stock in connection with certain transactions preliminary to the Distribution.
(D) Reclassified to paid-in capital.
(E) Reflects cash transfers in note (A) and stock transactions in notes (B) and
    (C) above.
(F) Reflects an adjustment to increase interest expense for the assumed borrowings for the cash transfer made to USLD of $11,713,000 and cash payments for direct costs incurred in connection with the Distribution estimated to be approximately $9,200,000. Interest expense was calculated at a rate of 8.25% per annum and 8.0% per annum for 1995 and the nine-month period ended June 30, 1996, respectively.
(G) Reflects related income tax effect of the interest expense adjustment in note (F).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance increased to $29.8 million at June 30, 1996 from $26.8 million at September 30, 1995. The Company's working capital position also improved to $24.0 million at June 30, 1996 from $17.3 million at September 30, 1995 and its current ratio was 1.3:1 and 1.2:1 at June 30, 1996 and September 30, 1995, respectively. Net cash provided by operating activities was $24.9 million and $17.5 million in the first nine months of 1996 and 1995, respectively, and reflected the increase in net income from the prior year period.

     The Company has a $45 million revolving line of credit facility with FINOVA Capital Corporation ("FINOVA") to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on December 31, 1996. The Company is currently in discussions with potential lenders regarding a new line of credit facility and believes that it will be able to obtain more favorable terms than those of the existing credit facility. Management believes that the capacity under the existing revolving credit facility is sufficient to fund advances to its billing customers for the foreseeable future. The amount borrowed by the Company under this credit facility to finance the advance funding program was $29.0 million and $23.0 million at June 30, 1996 and September 30, 1995, respectively. At June 30, 1996, the amount available under the Company's receivable financing facility was $16.0 million.

     To facilitate and support the growth anticipated in its business, the Company plans to spend approximately $18 million, over the next two years, to develop and create information systems that will enable it to offer "direct billing" and "invoice ready" services to its customers. These expenditures, if made, will be focused in the areas of software development, computer hardware, related staffing and local telephone company agreements. Recently, the Company has entered into a non-exclusive, perpetual software license and related services agreements with Saville Systems US, Inc. ("Saville") for the provision of certain of these items. The Company's agreements with Saville include fees for licensing, implementation and customization of the software, annual software maintenance and assistance in utilizing the software products. In relation to this development effort, the Company is currently discussing additional local telephone company agreements with the local telephone companies for the implementation of "invoice ready" billing services. The Company believes that it will be able to fund expenditures for the new billing services with internally generated funds and borrowings, but there can be no assurance that such funds will be available and/or invested in these projects.

     Statements regarding anticipated billing system expenditures are forward-looking statements which by their nature are subject to numerous uncertainties that could cause actual results to vary.

     Historically, the Company has obtained financing for capital expenditures through term debt agreements and capital lease agreements that were guaranteed and cross-collateralized by USLD and its other subsidiaries. These debt agreements were negotiated based on the strength of the consolidated financial statements, earnings and cash flow of the USLD consolidated group. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group. The Company has received from certain lenders loan agreement amendments or separate loan agreements whereby the subject indebtedness will be secured by only the Company's or USLD's assets, as the case may be. In other cases, the existing cross guarantees and security arrangements between the Company and USLD will remain in place for the duration of the facility. In this regard, USLD and the Company have agreed to pay each other a credit support fee.


     In addition to the revolving line of credit facility provided to the Company by FINOVA described above, the Company is a guarantor of USLD's equipment financing agreements with BOT Financial Corporation, General Electric Capital Corporation and Metlife Capital Corporation. The aggregate unpaid principal amount of indebtedness under such agreements at June 30, 1996 was approximately $9.0 million, due in varying amounts through October 2000. The Company is also obligated under its own equipment financing agreements, which are not material in amount. Under the FINOVA credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. Cross default provisions of the Company's FINOVA credit facility and other equipment loans may place the Company in default of such facility and loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed. Defaults under these equipment finance agreements include the failure of USLD to maintain or insure the equipment financed through such agreements or the failure to use such equipment as provided in those agreements, the failure to furnish financial or other information to the lender on a timely basis or any change of ownership or corporate reorganization of USLD without the consent of the lender, and customary events of default such as the failure to make payments of principal and interest when due, the filing of a bankruptcy petition by or against USLD or the entry of a judgment against USLD. In addition, the equipment finance agreements with BOT Financial Corporation and General Electric Capital Corporation require USLD to maintain a required ratio of total liabilities to tangible net worth. The Company and USLD were in compliance with all required covenants at June 30, 1996 and September 30, 1995.

     The Company's operating cash requirements consist principally of working capital requirements, requirements under its advance funding program, scheduled payments of principal on its outstanding indebtedness and capital expenditures. The Company believes that it has the ability to continue to secure long-term equipment financing and that this ability, combined with cash flows generated from operations and periodic borrowings under its receivable financing facility with FINOVA, will be sufficient to fund capital expenditures, advance funding requirements, working capital needs and debt repayment requirements for the foreseeable future. Additionally, management believes that it has the ability to raise funds in the private and public equity markets.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

     EXHIBITS                        DESCRIPTION                           PAGE
     --------                        -----------                           ----
       10.1         Distribution Agreement dated as of July 10, 1996
                    between the Company and USLD (incorporated by
                    reference from Exhibit 10.1 to the Post Effective
                    Amendment No. 2 to the Company's Registration
                    Statement on Form 10/A dated August 1, 1996)
       10.2         Tax Sharing Agreement dated as of July 10, 1996
                    between the Company and USLD (incorporated by
                    reference from Exhibit 10.2 to the Post Effective
                    Amendment No. 2 to the Company's Registration
                    Statement on Form 10/A dated August 1, 1996)
       10.3         Benefit Plans and Employment Matters Allocation
                    Agreement dated as of July 10, 1996 between the
                    Company and USLD (incorporated by reference from
                    Exhibit 10.3 to the Post Effective Amendment No. 2 to
                    the Company's Registration Statement on Form 10/A
                    dated August 1, 1996)
       10.4         Transitional Services and Sublease Agreement dated as
                    of July 10, 1996 between the Company and USLD
                    (incorporated by reference from Exhibit 10.4 to the
                    Post Effective Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 23,
                    1996)
       10.5         Zero Plus-Zero Minus Billing and Information
                    Management Services Agreement dated as of July 10,
                    1996 between the Company and USLD (incorporated by reference from Exhibit 10.5 to the Post Effective
                    Amendment No. 1 to the Company's Registration
                    Statement on Form 10/A dated July 23, 1996)
       10.6         Telecommunications Agreement dated as of July 10,
                    1996 between the Company and USLD (incorporated by reference from Exhibit 10.7 to the Post Effective
                    Amendment No. 1 to the Company's Registration
                    Statement on Form 10/A dated July 23, 1996)
       27.1         Financial Data Schedule (filed herewith)                21

(b)  Current Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BILLING INFORMATION CONCEPTS CORP.
                                         (Registrant)

  Date: August 12, 1996      By:             /s/  KELLY E. SIMMONS
                                 --------------------------------------------
                                               Kelly E. Simmons
                                             SENIOR VICE PRESIDENT
                                            CHIEF FINANCIAL OFFICER
                             (Duly authorized and principal financial officer)