Form 10-K
period 1996-09-30
BILLING INFORMATION CONCEPTS CORP
filed 1996-12-23
CIK 1013706

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    -------

                                   FORM 10-K

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1996
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from            to

                        Commission File Number:  0-28536

                       BILLING INFORMATION CONCEPTS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                       74-2781950
        (State of Incorporation)                             (I.R.S. Employer
                                                            Identification No.)

    9311 SAN PEDRO, SUITE 400, SAN ANTONIO, TEXAS                 78216
       (Address of Principal Executive Office)                  (Zip Code)

                                 (210) 321-6900
              (Registrant's Telephone Number, Including Area Code)

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

                                    -------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant as of December 16, 1996 was approximately $444,338,672. There were 15,111,511 shares of the Registrant's Common Stock outstanding as of December 16, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on February 20, 1997, are incorporated by reference in Part III hereof.

==============================================================================

                       BILLING INFORMATION CONCEPTS CORP.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996


 ITEM                                                                                                      PAGE
 NUMBER                                                                                                   NUMBER
 ------                                                                                                   ------
    -      Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

                                                       PART I
    1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
    2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
    3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
    4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .         10

                                                      PART II
    5.     Market for the Company's Common Equity and Related Stockholder Matters  . . . . . . . . .         11
    6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12
    7.     Management's Discussion and Analysis of Financial Condition and Results of Operations . .         14
    8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . .         21
    9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . .         38

                                                      PART III
    10.    Directors and Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . .         39
    11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39
    12.    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . .         39
    13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .         39

                                                       PART IV
    14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . .         40

           Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49

                                     PART I

ITEM 1. BUSINESS

       This Annual Report on Form 10-K contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

GENERAL

       Billing Information Concepts Corp. (the "Company" or "Billing") is a third-party billing clearinghouse and information management services provider to the telecommunications industry. Billing's customers include direct dial long distance telephone companies, operator services providers, information providers, telecommunications equipment suppliers and other telecommunication services providers. The Company maintains contractual billing arrangements with over 1,200 local telephone companies which provide access lines to, and collect for services from, end-users of telecommunication services. The Company processes telephone call records and other transactions and collects the related end-user charges from these local telephone companies on behalf of its customers.

       Billing's direct dial long distance customers use the Company as a billing clearinghouse for processing and collecting call records generated by their end-users. Although such carriers can bill end-users directly, Billing provides these carriers with a cost-effective means of billing and collecting residential and small commercial accounts through the local telephone companies.

       The Company processes telephone call records for customers providing operator services largely to the hospitality, penal, and private pay telephone industries. In addition, Billing processes records for telephone calls that require operator assistance and/or alternative billing options such as collect and person-to-person calls, third-party billing and calling card billing. Since operator services providers have only the billing number and not the name or address of the billed party, they must have access to the services of the local telephone companies to collect their charges. The Company provides this access to its customers through its contractual billing arrangements with the local telephone companies that bill and collect on behalf of these operator services providers.

       Billing acts as an aggregator of telephone call records and other transactions from various sources and due to its large volume, it receives discounted billing costs with the local telephone companies and can pass on these discounts to its customers. Additionally, Billing can provide its services to those long distance carriers and operator services providers who would otherwise not be able to make the investments in billing and collection agreements with the local telephone companies, fees, systems, infrastructure and volume commitments required to establish and maintain the necessary relationships with the local telephone companies. The Company is obligated to pay certain local telephone companies a total of approximately $7,886,000, $3,800,000 and $1,365,000 during fiscal 1997, 1998 and 1999, respectively, for minimum usage charges under billing and collection agreements, that, unless automatically renewed, expire at varying dates through the end of fiscal 1999. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. The Company has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

       In 1994, Billing began providing enhanced billing services for processing transactions related to providers of premium services or products that can be billed through the local telephone companies, such as charges for 900 access pay-per-call transactions, cellular long distance services, paging services, voice mail services, caller ID and other telecommunications equipment charges.

       In addition to its billing clearinghouse services, Billing also offers billing management services to customers who have their own billing arrangements with the local telephone companies. These management services may include data processing, accounting, end-user customer service, telecommunication tax processing and reporting.

INDUSTRY BACKGROUND

       Billing clearinghouse and information management services in the telecommunications industry developed out of the 1984 breakup of American Telephone & Telegraph ("AT&T") and the Bell System. In connection with the breakup, the local telephone companies that make up the Regional Bell Operating Companies, Southern New England Telephone, Cincinnati Bell and the General Telephone Operating Companies ("GTE") were required to provide billing and collections on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI Telecommunications Corporation ("MCI") and Sprint Incorporated ("Sprint"), could afford the option of billing directly through the local telephone companies. Several companies, including Billing, entered into these billing and collection agreements and became aggregators of telephone call records for operator services providers and second and third tier long distance carriers, thereby becoming "third-party clearinghouses." Today, Billing provides billing and information management services to approximately 338 customers in the telecommunications industry.

       The operator services industry began to develop in 1986 with the advent of technology that allowed a zero-plus call (automated calling card call) or zero-minus call (collect, third-party billing, operator assisted calling card or person-to-person call) to be routed away from AT&T to a competitive long distance services provider. Since a zero-plus or zero-minus call is placed by an end-user whose billing information is unrelated to the telephone being used to place the call, a long distance carrier would not typically have adequate information to produce a bill. This information typically resides with the billed party's local telephone company. In order to bill its telephone call records, a long distance services provider carrying zero-plus and zero-minus telephone calls must either obtain billing and collection agreements with the local telephone companies or utilize the services of a third-party clearinghouse that has the billing and collection agreements required.

       Third-party clearinghouses such as Billing process these telephone call records and other transactions and submit them to the local telephone companies for inclusion in their monthly bills to end-users. As the local telephone companies collect payments from end-users, they remit them to the third-party clearinghouses who, in turn, remit payments to their carrier customers.

DEVELOPMENT OF BUSINESS

       On August 2, 1996, U.S. Long Distance Corp. ("USLD") distributed to its stockholders all of the outstanding shares of common stock of the Company (the "Distribution"), which, prior to the Distribution, was a wholly-owned subsidiary of USLD. Upon completion of the Distribution, Billing became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business previously operated by USLD through certain of its subsidiaries (the "Billing Group"), including Zero Plus Dialing, Inc. ("ZPDI").

       In 1988, USLD acquired ZPDI and its billing and collection agreements with several local telephone companies. USLD used these billing and collection agreements to bill and collect through the local telephone companies for its own operator services call record transactions. As USLD's operator services business expanded, ZPDI entered into additional billing and collection agreements with other local telephone companies, including the Regional Bell Operating Companies, GTE and other independent local telephone companies. The Company recognized the expense and time related to obtaining and administering these billing and collection agreements and began offering its services as a third-party clearinghouse to other operator services businesses who did not have any proprietary agreements with the local telephone companies. In 1992, Billing entered into a new set of billing and collection agreements with the local telephone companies and began offering billing clearinghouse and information management services as a third-party clearinghouse to direct dial long distance services providers. The Company has billing and collection agreements covering over 1,200 local telephone companies with access lines into approximately 95% of the United States, Canada and Puerto Rico.

       A key factor in the evolution of the Company's business has been the ongoing development of its information management systems. In 1990, the Company developed a comprehensive information system capable of processing, tracing and accounting for telephone call record transactions (see "Business - Operations"). Management believes that this proprietary system provides the Company's customers with more detailed information and yields a better collection rate than its competitors. Also in 1990, the Company became the first third-party billing clearinghouse to finance its customers' accounts receivable (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Advance Funding Program and Receivable Funding Facility"). In 1991, USLD separated the day-to-day management and operations of the Company from its long distance and operator services businesses (the "Telecommunications Group"). The purpose of this separation was to satisfy some of the Company's customers who were also competitors of USLD's long distance and operator services businesses. These customers had two main concerns: (i) that USLD's long distance and operator services businesses could gain knowledge of its competitors through call records processed by Billing and (ii) that Billing was somehow subsidizing USLD's long distance and operator services businesses with which these customers compete. Since the separation, the Billing Group and the Telecommunications Group have operated independently, except for certain corporate activities conducted by USLD's corporate staff.

       In 1993, the Company began to offer billing management services to direct dial long distance carriers and information services providers who have their own billing and collection agreements with the local telephone companies. These customers collect charges directly from the local telephone companies and, for marketing purposes, may desire to place their own logo, name and customer service number on the long distance bill page. Billing management services provided by the Company to such customers may include contract management, transaction processing, information management and reporting, tax compliance and customer service.

       In 1994, the Company began offering enhanced billing clearinghouse and information management services to other businesses within the telecommunications industry. These businesses include telecommunications equipment providers, information providers and other communication services providers of nonregulated services and products such as 900 access pay-per-call transactions, cellular long distance services, paging services, voice mail services, caller ID and other telecommunications equipment. The Company entered into additional billing and collection agreements with the local telephone companies to process these types of transactions. Management believes that billing for such nonregulated products and services represents a significant expansion opportunity for the Company.

BILLING CLEARINGHOUSE AND INFORMATION MANAGEMENT SERVICES

       In general, the Company performs four types of billing clearinghouse and information management services under different billing and collection agreements with the local telephone companies. First, the Company performs direct dial long distance billing, which is the billing of "1+" long distance telephone calls to individual residential customers and small commercial accounts. Second, the Company offers zero plus - zero minus billing and information management services to operator services providers. This service is the original form of local telephone company billing provided by the Company and has driven the development of the systems and infrastructure utilized by all of the Company's billing clearinghouse and information management services. Third, the Company performs enhanced billing clearinghouse and information management services whereby it bills a wide array of charges that can be applied to a local telephone company telephone bill, including charges for 900 pay-per-call transactions, cellular services, paging services, voice mail services, caller ID and other telecommunications equipment. Finally, under its billing management function, the Company provides any of the three services discussed above utilizing the customer's own billing and collection agreements.

BILLING PROCESS

       Local telephone company billing relates to billing for transactions that are included in the monthly local telephone bill of the end-user as opposed to a direct bill that the end-user would receive directly from the telecommunications or other services provider. The Company's customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data is submitted either electronically or via magnetic tape. Billing, through its proprietary software, sets-up an account receivable for each batch of call records that it processes and processes the telephone call record data to determine the validity of each record and to include for each record certain telecommunication taxes and applicable customer identification information. The Company then submits, through a third-party vendor, the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. Billing monitors and tracks each account receivable by customer and by batch throughout the billing and collection process. The local telephone companies then include these telephone call records and other transactions in their monthly local telephone bills and remit the collected funds to the Company for payment to its customers. The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are "trued up" with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 40 to 90 day period. The payment cycle from the time call records are transmitted to the local telephone companies to the initial receipt of funds by the Company is, on average, approximately 55 days. Typically, 90% of the value of the call records is received in the initial payments by the local telephone companies.

       The Company does not record an allowance for doubtful accounts for customer receivables but does accrue for end-user customer service refunds and certain adjustments charged to the Company by the local telephone companies related to certain customers who are no longer serviced by the Company. The Company reviews the activity of its customer base to detect potential losses. If there is uncertainty with an account, the Company can discontinue paying the customer in order to hold funds to cover future end-user customer service refunds, bad debt and unbillable adjustments. If a customer discontinues doing business with the Company and there are insufficient funds being held to cover future refunds and adjustments, the Company's only recourse is through legal action. Since these adjustments are associated with customer receivable activity, the related accrual is included in the "Accounts payable - billing customers" caption on the balance sheet. An allowance for doubtful accounts is not necessary for trade receivables since these receivables are collected from the funds received from the local telephone company before remittance is made to the customer.

       The Company processes the tax records associated with each customer's submitted telephone call records and other transactions and files certain federal excise and state and local telecommunications-related tax returns covering such records and transactions on behalf of many of its customers. The Company currently submits more than 1,600 tax returns on behalf of its customers each month.

       Billing provides end-user inquiry and investigation (customer service) for billed telephone call records. This service allows end-users to inquire regarding calls for which they were billed. The Company's customer service telephone number is included in the local telephone company bill to the end-user, and the Company's customer service representatives are authorized to resolve end-user disputes regarding such calls.

       Billing earns its revenues based on (i) a processing fee that is assessed to customers either as a fee charged for each telephone call record or other transaction processed or as percentage of the customer's revenue that is submitted by the Company to the local telephone companies for billing and collection and (ii) a customer service inquiry fee that is assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end-users. Any charges assessed to the Company by local telephone companies for billing and collection services are also included in revenues and are passed through to the customer.

       Through its advance funding program, Billing offers its customers the option to receive, within five days of the customer's submission of records to Billing, a significant portion of the revenue associated with such records. The customer pays interest for the period of time between the purchase of records by the Company and the time the local telephone company submits payment to Billing for the subject records. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Advance Funding Program and Receivable Financing Facility."

OPERATIONS

       The Company's billing clearinghouse and information management services are highly automated through the Company's proprietary computer software and state-of-the-art data transmission protocols. Except for the end-user inquiry and investigation service (customer service), the staff required to provide the Company's billing clearinghouse and information management services is largely administrative and the number of employees is not directly volume sensitive. Most of the services offered by Billing are automated and electronic by nature and require a minimal amount of human intervention. Many of Billing's customers submit their records to the Company using electronic transmission protocols directly into the Company's electronic bulletin board. These records are automatically accessed by Billing's proprietary software, processed, and submitted to the local telephone companies electronically. Upon completion of the billing process, the Company provides reports relating to billable records and returns any unbillable records to its customers electronically through the bulletin board.

       The Company operates two independent computer systems to ensure continual, uninterrupted processing of billing and information management services. One system is dedicated to daily processing activities and the other serves as both a back-up to the primary system and for storage of up to 12 months of billing detail, which is immediately accessible to Billing's customer service representatives who handle billing inquiries. Detail of records older than 12 months is stored on CD ROM and magnetic tape for seven years. Since timely submission of call records to the local telephone companies is critical to prompt collections and high collection rates, Billing has made a significant investment in computer systems so that its customers' call records are processed and submitted to the local telephone companies in a timely manner, generally within 24 hours of receipt by Billing.

       The Company's contracts with its customers provide for the billing and information management services required by the customer, specifying, among other things, the services to be provided and the cost and term of the services. Once the customer executes an agreement, Billing updates tables within each of the local telephone companies' billing systems to control the type of records processed, the products or services allowed by the local telephone companies, and the printing of the customer's name on the end-user's monthly bill. While these local telephone company tables are being updated, the Company's technical support staff tests the customer's records through its proprietary software to ensure that the records can be transmitted to the local telephone companies.

       Billing maintains a relatively small direct sales force of less than ten people and accomplishes most of its marketing efforts through active participation in telecommunications industry trade shows, educational seminars and workshops. The Company advertises to a limited extent in trade journals and other industry publications.

CUSTOMERS

       The Company provides billing and information management services to the following categories of telecommunications services providers:

       o Interexchange Carriers or Long Distance Companies: Facilities based carriers that possess their own telecommunications switching equipment and networks and that provide traditional direct dial telecommunications services. Certain long distance companies provide operator assisted services as well as direct dial services. These calls are billed to the end-user by the local telephone company in the case of residential and small commercial accounts.

       o Switchless Resellers: Marketing organizations, affinity groups, or even aggregator operations that buy direct dial long distance services in volume at wholesale rates from a facilities based long distance company and sell it back to individual customers at market rates. These calls are billed to the end-user by the local telephone company in the case of residential and small commercial accounts.

       o Operator Services Providers: Carriers who handle "live" operator assisted or "automated" operator assisted calls from remote locations using a centralized telecommunications switching device. These calls are billed to local telephone company calling cards, collect, to third-party numbers or person-to-person.

       o Customer Owned Coin-Operated Telephone Providers: Privately owned, intelligent pay telephones that handle "automated" operator assisted calls that are billed to a local telephone company calling card, collect or to a third-party number.

       o Customer Premise Equipment Providers: Carriers who install equipment at aggregator locations, such as hotels, university dormitories, and penal institutions, which handle calls originated from that location device. These calls are subsequently billed to local telephone company calling cards, collect, to third-party numbers or person-to-person.

       o Information Providers: Companies that provide various forms of information, entertainment or voice mail services to subscribers. These services are typically billed to the end-user by the local telephone company based on a 900 pay-per-call or a monthly recurring service fee.

       Other customers include suppliers of various forms of telecommunications equipment, pager and cellular telephone companies.

COMPETITION

       The Company operates in a highly competitive segment of the telecommunications industry. Unlike Billing, all the other third-party clearinghouses are either privately held or are part of a larger parent company. Management believes that Billing is the largest participant in the third-party clearinghouse industry in the United States followed by OAN Services, Inc., a subsidiary of Electronic Data Systems, Inc. This competitor and its parent have greater name recognition than the Company and have, or have access to, substantially greater financial and personnel resources than those available to the Company. Competition among the clearinghouses is based on the quality of information reporting, collection history, the speed of collections and the price of services.

       The Company believes that there are several significant challenges that face potential new entrants in the local telephone company billing and information management services industry. The cost to acquire the necessary billing and collection agreements is significant as is the cost to develop and implement the required systems for processing telephone call records and other transactions. Additionally, most billing and collection agreements require a user to make substantial monthly or annual volume commitments. Given these factors, the average cost of billing and collecting a record could hinder efforts to compete effectively on price until a new entrant could generate sufficient volume. The price charged by most local telephone companies for billing and collection services is based on volume commitments and actual volumes being processed. As a large third-party clearinghouse, Billing enjoys some of the most favorable rates available in the industry and passes the benefits of its buying power on to its customers.

       Since most customers in the billing clearinghouse industry are under contract with Billing or one of its competitors, management believes that the existing market is already committed for up to three years. In addition, a new entrant must be financially sound and have system integrity because funds collected by the local telephone companies flow through the third-party clearinghouse, which then distributes the cash to the customer whose traffic is being billed. Management believes that the Company enjoys a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

BUSINESS STRATEGY

       As the markets for the Company's services continue to develop and its target market continues to demand increasingly sophisticated billing clearinghouse and information management services, the Company believes there exist significant opportunities to continue the expansion of its business base as new and existing customers seek to outsource these services to the Company. The Company's business strategy contains the following key elements:

 MAINTAIN LEADERSHIP POSITION. Billing believes it has developed a leadership position in providing billing clearinghouse and information management services to its customers. These services include managing relations with the local telephone companies, developing automated reporting and cash management tools, providing cost efficient customer service operations and offering cash flow alternatives through its advanced payment program. While each of these functions was developed separately over time, the combination of these service offerings has positioned the Company as a total solution for the management of a customer's billing and information management function. Billing's services are currently utilized by approximately 338 customers, and management believes that Billing will maintain and expand its leadership position.

 EXPAND CUSTOMER BASE. Management believes that the Company's reputation for high quality services will make it an important resource for providers of services and products, such as 900 pay-per-call transactions, cellular services, paging services, voice mail services, Internet services, personal communication services ("PCS"), caller ID and other telecommunications equipment. Like the Company's existing customers, these services providers are likely candidates not only for the core services of billing clearinghouse and information management, but also for the full package of services that includes customer service and advanced payment for receivables. Management believes that the high growth potential of these services providers may present significant potential opportunities for the Company.

 PROVIDE NEW AND ENHANCED SERVICES. The Company believes that certain new or enhanced services it currently contemplates developing and offering to the marketplace present significant opportunities. These include the following:

 Enhance System to Include Invoice Ready Platform. The Company plans to enhance its systems and billing and collection agreements with the local telephone companies to include an "invoice ready" billing option for its customers. An invoice ready billing platform will enable the Company to offer a customized bill page for inclusion in the local telephone company bill. The Company will be able to put each customer's logo, end-user customer service number, and a brief marketing message on this bill page. Currently, companies such as AT&T, MCI and Sprint bill in this manner through the local telephone companies. Due to the substantial cost associated with the implementation of an invoice ready platform, it is not economical for many of the Company's customers to develop this capability in-house. Therefore, the Company intends to invest in system enhancements and new billing and collection agreements that will allow it to offer invoice ready billing to its customers.

 Develop Direct Billing Capability. Management believes that there is substantial demand by its customers and potential customers for a direct billing product that would allow them to bill end-users directly for the services they provide. Since these customers typically do not have or desire to maintain the operational infrastructure or the billing platform necessary to produce bills and send them directly to end-users, these customers typically outsource this activity to third-party clearinghouses. The Company has targeted as likely candidates for such a direct billing product the following types of customers: long distance providers serving commercial accounts, cellular services providers, PCS providers, competitive local access providers, cable television companies and utilities. The Company's new billing platform will have the capability to produce a "Universal Bill" whereby multiple services and products can be billed directly to the end-user under one, unified billing statement. The Company plans to begin marketing this service in 1997.

 Pursue New Telecommunications Act Opportunities. Management believes that the recently enacted Telecommunications Act will create new opportunities for third-party clearinghouses. The Telecommunications Act requires that the Regional Bell Operating Companies use separate subsidiaries to provide services not related to their existing regulated local services. The Company is presently negotiating with several Regional Bell Operating Companies to provide both in-territory and out-of-territory billing for their long distance services. The competition among the local telephone companies created by the Telecommunications Act may encourage these companies to use a third-party clearinghouse such as the Company. The Telecommunications Act may provide an opportunity for the Company to compete for certain telephone call records originated on pay telephones owned by the local telephone companies that terminate out of their territories. Management believes the Company is the most efficient processor of these types of telephone call records and can succeed in penetrating this potential market as it develops.

EMPLOYEES

       At September 30, 1996, Billing had 289 full-time employees, including 9 executive officers, 10 sales and marketing personnel, 37 technical and operations personnel, 85 accounting, administrative and support personnel, and 148 customer service representatives and related support personnel. At September 30, 1996, Billing also employed 239 part-time customer service representatives and support personnel. None of Billing's employees are represented by a union. Billing believes that its employee relations are good.

ITEM 2. PROPERTIES

       At September 30, 1996, Billing occupied approximately 20,000 square feet of space for its corporate offices at 9311 San Pedro, Suite 400, San Antonio, Texas, substantially all of which is being sub-leased from USLD pursuant to a lease agreement that expires in March 1997. At September 30, 1996, Billing also occupied an additional 50,000 square feet for a customer service facility located at 10500 Highway 281, San Antonio, Texas under a lease that expires in March 1998. Billing has also entered into a lease for an aggregate of approximately 130,000 square feet at 7411 John Smith Drive, San Antonio, Texas. Billing is taking occupancy of this space, which will serve as both a customer service facility and the corporate headquarters for the Company, in three different phases through March 1998. The lease expires in November 2006 and has certain expansion options, renewal options and rights of first refusal. Billing believes that its current facilities are, and its future facilities will be, adequate to meet its current and future needs.

ITEM 3. LEGAL PROCEEDINGS

       On December 18, 1996, the Securities and Exchange Commission (the "Commission") filed a civil injunctive action in the United States District Court for the District of Columbia alleging that Mr. Holmes failed to file timely twelve reports regarding certain 1991 and 1992 transactions in the stock of USLD as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. Section 16(a) requires officers and directors of such companies to file reports with the Commission regarding their personal transactions in the securities of their company. Mr. Holmes settled this action on December 18, 1996, without admitting or denying the allegations of the complaint, by consenting to the entry of an injunction with respect to these requirements and paying a civil penalty of $50,000. The Commission Staff also has notified Mr. Holmes of its decision to terminate its investigation of trading in the securities of USLD and the securities of Value-Added Communications, Inc. (In the Matter of Trading in the Securities of Value-Added Communications, Inc. (HO-2765)).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of the fiscal year, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

       Subsequent to its spin-off from U.S. Long Distance Corp. effective August 2, 1996, the Company began trading as an independent public company. The Company's common stock, par value $0.01 per share (the "Common Stock"), is quoted on the Nasdaq National Market under the symbol "BILL." The table below sets forth the high and low bid prices for the Common Stock from August 5, 1996, through December 16, 1996, as reported by the Nasdaq National Market. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                          HIGH           LOW
                                                          ----           ---
     Fiscal Year Ended September 30, 1996:
        4th quarter (beginning August 5, 1996)           $22 3/4          $16
     Fiscal Year Ending September 30, 1997:
        1st quarter (through December 16, 1996)          $32 1/8      $22 3/4

STOCKHOLDERS

       At December 16, 1996, there were 15,111,511 shares of Common Stock outstanding, held by 541 holders of record. The last reported sales price of the Common Stock on December 16, 1996, was $29 7/8 per share.

DIVIDEND POLICY

       The Company has never declared or paid any cash dividends on the Common Stock. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Furthermore, certain covenants in various credit agreements of the Company prohibit the payment of dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

       The following table presents selected financial and other data and pro forma per share data for the Company. The income statement data for the years ended September 30, 1993, 1994, 1995 and 1996 and the balance sheet data at September 30, 1994, 1995 and 1996 presented below are derived from the audited Consolidated Financial Statements of the Company. The income statement data for the year ended September 30, 1992, the balance sheet data at September 30, 1992 and 1993, the pro forma per share data and the operating data presented below are unaudited. The data presented below for the fiscal years ended September 30, 1994, 1995 and 1996 should be read in conjunction with the Consolidated Financial Statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included in this report.

                                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                          1992        1993        1994        1995       1996
                                                                          ----        ----        ----        ----       ----
                                                                                           (IN THOUSANDS)
 CONSOLIDATED INCOME STATEMENT DATA:
 Operating revenues  . . . . . . . . . . . . . . . . . . . . . . .      $33,162     $46,451     $57,746     $80,847   $103,884
 Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .       12,891      16,458      20,158      29,510     37,016
 Advance funding program income  . . . . . . . . . . . . . . . . .        2,435       3,299       3,467       4,582      6,564
 Advance funding program expense . . . . . . . . . . . . . . . . .        1,794       2,581       1,858       1,351      1,367
 Income from operations  . . . . . . . . . . . . . . . . . . . . .        7,572      10,416      13,392      22,253     28,641
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,807       6,441       8,565      14,118     17,852

 Pro forma per share data (Unaudited):(1)
 Earnings per share  . . . . . . . . . . . . . . . . . . . . . . .        $0.50       $0.53       $0.61       $0.97      $1.16
 Weighted average common shares outstanding  . . . . . . . . . . .       11,509      12,117      14,069      14,587     15,385

                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                          1992        1993        1994       1995        1996
                                                                          ----        ----        ----       ----        ----
                                                                                           (IN THOUSANDS)
 CONSOLIDATED BALANCE SHEET DATA:
 Working capital . . . . . . . . . . . . . . . . . . . . . . . . .       $2,808      $3,704     $11,132     $17,300    $13,530
 Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       63,604      74,660      89,710     106,895    137,782
 Long-term obligations, less current portion . . . . . . . . . . .          269         434         853       2,216      5,036
 U.S. Long Distance Corp.'s investment in and
  advances to Billing                                                     4,484       5,032      13,001      21,122          0
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . .            0           0           0           0     19,790
 Retained earnings (2) . . . . . . . . . . . . . . . . . . . . . .            0           0           0           0      2,690

                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                          1992        1993        1994       1995        1996
                                                                          ----        ----        ----       ----        ----
                                                                         (IN THOUSANDS, EXCEPT BILLING SERVICES CUSTOMERS)
 OPERATING DATA:
 EBITDA (3)  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 8,169     $11,293     $14,346     $23,469    $30,768
 Billing call records processed per month (4)(5) . . . . . . . . .       10,800      16,900      25,900      40,400     50,100
 Billing services customers (6)  . . . . . . . . . . . . . . . . .          115         143         168         272        338

 (1) The unaudited per share data is presented on a pro forma basis as Billing Information Concepts Corp. had no publicly held common shares outstanding prior to its spin-off from U.S. Long Distance Corp. on August 2, 1996. The number of weighted average common shares outstanding used in the calculation of the pro forma earnings per share gives effect to the shares assumed to be issued had the spin-off occurred at the beginning of each period presented.
 (2) The Company has never declared cash dividends on its Common Stock, nor does it anticipate doing so in the foreseeable future.
 (3) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a profitability/cash flow measurement that is commonly used in the telecommunications industry. EBITDA is not a financial measure pursuant to GAAP, nor is it acceptable or considered an alternative measure of cash flows from operations under GAAP or funds available for dividends, reinvestments or other discretionary uses. For a presentation of cash flows, including cash flows related to operating activities, investing activities and financing activities, see the Statements of Cash Flows included in the Company's Consolidated Financial Statements.
 (4) Calculated based upon a monthly average over the fiscal quarter ended on the date indicated.
 (5) Does not include call records that the Company processed for billing management customers that have their own billing and collecting agreements with the local telephone companies. Revenue per record for billing management customers is significantly less than revenue per record for Billing's other customers.
 (6)   At end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and the other financial information included elsewhere in this Report. For purposes of the following discussion, references to yearly periods refer to the Company's fiscal years ended September 30.

OVERVIEW

       On July 10, 1996, USLD's Board of Directors approved the spin-off of USLD's commercial billing clearinghouse and information management services business ("Billing Group Business") as a separate public company (the "Distribution"). To effect the Distribution, USLD distributed to its stockholders on August 2, 1996 all of the outstanding shares of common stock of the Company which, prior to the Distribution, was a wholly-owned subsidiary of USLD. Upon the completion of the Distribution, Billing became an independent, publicly held company that owns and operates the Billing Group Business (see
Note 2 to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

       The following table presents certain items in the Company's Consolidated Statements of Income as a percentage of total revenues:

                                                        YEAR ENDED SEPTEMBER 30,
                                                        ------------------------
                                                      1994        1995        1996
                                                      ----        ----        ----
      Operating revenues . . . . . . . . . . . .     100.0%      100.0%      100.0%
      Cost of services . . . . . . . . . . . . .      65.1        63.5        64.4
                                                     -----       -----       -----
      Gross profit . . . . . . . . . . . . . . .      34.9        36.5        35.6
      Selling, general and administrative  . . .      12.9        11.5        11.0
      Advance funding program income . . . . . .      (6.0)       (5.7)       (6.3)
      Advance funding program expense  . . . . .       3.2         1.7         1.3
      Depreciation and amortization  . . . . . .       1.7         1.5         2.0
                                                     -----       -----       -----
      Operating income . . . . . . . . . . . . .      23.2        27.5        27.6
      Other income (expense), net  . . . . . . .        .4          .7          .1
                                                     -----       -----       -----
      Income before income taxes . . . . . . . .      23.6        28.2        27.7
      Income tax expense . . . . . . . . . . . .      (8.7)      (10.7)      (10.5)
                                                     -----       -----       -----
      Net income . . . . . . . . . . . . . . . .      14.8%       17.5%       17.2%
                                                     =====       =====       =====



Operating Revenues

       The Company's revenues are derived from the provision of billing clearinghouse and information management services to direct dial long distance carriers and operator services providers. Beginning in 1995, revenues also have been derived from enhanced services billing provided to companies that offer 900 services, as well as the billing for non-regulated telecommunications equipment and services. Fees charged by the Company include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end-users. Revenues include processing and customer service fees, as well as any charges assessed to the Company by local telephone companies for billing and collection services which are passed through to the customer.

       Billing services revenues in 1994 totaled $57.7 million compared to $80.8 million for 1995 and $103.9 million for 1996 representing increases of 40% and 28%, respectively. During the five-year period ended September 30, 1996, the Company's revenues grew at a compounded annual rate of approximately 45%.

       The revenue increases are primarily attributable to an increase in the number of telephone call records processed and billed. Call record volume increases in all periods were primarily the result of new business from new direct dial long distance carriers, as well as expanded business from existing direct dial long distance customers. The revenue increase in 1996 from the prior year is also due to the growth of enhanced billing services revenues. Revenues derived from operator services customers decreased from the prior year in both 1995 and 1996. This lack of operator services revenues growth is attributable to several factors, including an increased awareness on the part of the consumer of the ability of the telephone user to select a carrier of choice by dialing access codes of carriers other than the carrier contracted by the telephone owner, resulting in a lower number of billable telephone calls generated by the Company's customers.

Telephone call record volumes (exclusive of records processed for billing management customers ) were as follows:

                                                 YEAR ENDED SEPTEMBER 30,
                                                 ------------------------
                                                  1994     1995     1996
                                                  ----     ----     ----
                                                      (IN MILLIONS)
      Direct dial long distance services . .     103.3     252.0    402.8
      Operator services  . . . . . . . . . .     142.9     138.0    131.8
      Enhanced billing services  . . . . . .       0.0       4.4      8.6

Revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Company's other customers, and thus, the volume of records processed for billing management customers is not presented in the table above.

Cost of Services

       Cost of services includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounted costs on to its customers.

       Gross profit margin of 34.9% reported for 1994 compares to 36.5% achieved in 1995 and 35.6% achieved in 1996. The improvement from 1994 to 1995 is due primarily to the significant growth of the Company's higher gross margin business from direct dial long distance and enhanced services billing customers. The decrease in gross profit margin from 1995 to 1996 is attributable to higher customer service costs that were partially offset by lower billing and collection fees as a percentage of revenues. The higher customer service costs were due to increased 800 services usage and staffing expenses incurred by the Company in order to support the rapid growth in the volume of customer inquiries resulting from the significant growth in the number of records processed. The lower billing and collection fees as a percentage of revenues were the result of growth of the Company's higher gross margin business.

Selling, General and Administrative

       Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Additionally, a portion of the expense of certain USLD corporate functions, such as treasury, financial reporting, investor relations, legal, payroll and management information systems has been allocated to the Company and is reflected in its historical financial results. SG&A expenses as a percentage of revenues may be higher or lower in the future as actual costs incurred differ from costs historically allocated to the Company.

       SG&A expenses for 1994 were $7.4 million, representing 12.9% of revenues, compared to $9.3 million in 1995, or 11.5% of revenues, and $11.4 million in 1996, or 11.0% of revenues. SG&A expenses as a percentage of revenues for 1995 and 1996 decreased from the comparable prior year primarily as a result of efficiencies associated with significant revenue growth, as certain SG&A expenses, such as office administration and accounting, do not always change proportionately with revenue.

Advance Funding Program Income and Expense

       Advance funding program income was $3.5 million in 1994 compared with $4.6 million in 1995 and $6.6 million in 1996. The year-to-year increases were primarily the result of financing a higher level of customer receivables under the Company's advance funding program (see "Advance Funding Program and Receivable Financing Facility" below). The quarterly average balance of purchased receivables was $44.2 million, $51.1 million and $60.9 million in 1994, 1995 and 1996, respectively.

       Advance funding program expense was $1.9 million in 1994 compared with $1.4 million in both 1995 and 1996. In addition to declining from 1994 to 1995, advance funding program expense in 1995 and 1996 declined relative to advance funding program income reported in the respective years. These decreases were primarily attributable to the Company financing a higher level of customer receivables with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. During the periods when the Company operated as a subsidiary within the USLD consolidated group, the cash management function was centralized and all the available cash among the consolidated entities was utilized to pay down the revolving credit facility to reduce the expense of this facility as much as possible. As a result of the Distribution, the Company no longer has access to funds generated by USLD's subsidiaries or to the funds that were transferred to USLD under the terms of the Distribution. In addition, the Company anticipates making certain capital expenditures over the next two years (see "Liquidity and Capital Resources"). Consequently, advance funding program expense may increase in subsequent periods as a result of lower cash balances.

Depreciation and Amortization

       Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware and software, office equipment, furniture, leasehold improvements, and costs incurred in securing contracts with local telephone companies and agreements with financing institutions. Asset lives range between three and ten years.

       Depreciation and amortization expense was $1.0 million in 1994 compared with $1.2 million in 1995 and $2.1 million in 1996. Depreciation and amortization expense as a percentage of revenues was 1.7%, 1.5% and 2.0% in 1994, 1995, and 1996, respectively. The decrease in depreciation and amortization expense as a percentage of revenues from 1994 to 1995 is primarily attributable to efficiencies associated with the Company's revenue growth. The increase in the percentage of revenues from 1995 to 1996 is primarily attributable to the purchase of office furniture, computer equipment and software to support the growth of the Company.

Income from Operations

       Income from operations was $13.4 million, $22.3 million and $28.6 million in 1994, 1995 and 1996, respectively. As a percentage of revenues, income from operations represented 23.2%, 27.5% and 27.6% in 1994, 1995, and 1996, respectively. The increase in income from operations as a percentage of revenues from 1994 to 1995 is attributable to an improved gross profit margin, lower SG&A expenses as a percentage of revenues and higher net advance funding income. Income from operations as a percentage of revenues improved from 1995 to 1996 due to higher net advance funding income and lower SG&A expenses as a percentage of revenues, but this improvement was partially offset by a lower gross profit margin and higher depreciation expenses as a percentage of revenues.

Other Income (Expense)

       Net other income of $211,000 in 1994 compares to net other income of $526,000 in 1995 and net other income of $152,000 in 1996. The year-to-year improvement from 1994 to 1995 was primarily attributable to increased interest income from short-term investments. The decrease from 1995 to 1996 was primarily due to a loss of $376,000 recognized on the disposition of assets that were determined to be obsolete, including certain assets that were transferred to the Company from USLD as a result of the Distribution.

Income Taxes

       The Company's effective tax rate was 37.0% in 1994 and 38.0% in both 1995 and 1996. The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. The increase in the effective tax rate from 1994 to 1995 is due to an increase in the federal statutory tax rate.

Net Income

       The Company reported net income of $8.6 million in 1994 compared to net income of $14.1 million in 1995 and $17.9 million in 1996. Net income in 1995 and 1996 represented increases of 65% and 26% over 1994 and 1995, respectively.


EFFECTS OF SPIN-OFF OF BILLING GROUP BUSINESS

       The audited Consolidated Statements of Income included in this report reflect the operations of the Company for the years ended September 30, 1994, 1995 and 1996. Included below is supplemental unaudited consolidated pro forma financial information that management believes is important to provide an understanding of the results of operations of the Company on a stand-alone basis. Pro Forma Condensed Consolidated Statements of Income are presented below on a quarterly and annual basis for 1996. These Pro Forma Condensed Consolidated Statements of Income are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Pro Forma Condensed Consolidated Statements of Income give effect to the Distribution as if it had occurred at the beginning of 1996. The number of weighted average shares outstanding used in the calculation of the pro forma per share data gives effect to the shares assumed to be issued had the Distribution occurred at the beginning of each period presented.

       The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes to the pro forma financial statements and with the Company's historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein and in the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A dated August 1, 1996. The pro forma financial statements should not be considered indicative of the operating results which the Company will achieve in the future because, among other things, these statements are based on historical rather than prospective information and include certain assumptions which are subject to change.

       The unaudited Pro Forma Condensed Consolidated Statements of Income reflect, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the periods presented to make the unaudited pro forma statements not misleading.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                       -------------------------------------------  YEAR ENDED
                                                       DEC. 31,   MAR. 31,    JUNE 30,   SEPT. 30,   SEPT. 30,
                                                         1995       1996        1996        1996       1996
                                                         ----       ----        ----        ----       ----
    Operating revenues . . . . . . . . . . . . . .      $23,354    $26,947     $25,729    $27,854     $103,884
    Cost of services . . . . . . . . . . . . . . .       15,306     16,839      16,640     18,083       66,868
                                                        -------    -------     -------    -------     --------
      Gross profit . . . . . . . . . . . . . . . .        8,048     10,108       9,089      9,771       37,016
   Selling, general and administrative . . . . . .        2,392      2,964       3,239      2,850       11,445
   Advance funding program income  . . . . . . . .       (1,324)    (1,644)     (1,805)    (1,791)      (6,564)
   Advance funding program expense (A) . . . . . .          696        738         640        686        2,760
   Depreciation and amortization . . . . . . . . .          439        501         567        620        2,127
                                                        -------    -------     -------    -------     --------
   Income from operations  . . . . . . . . . . . .        5,845      7,549       6,448      7,406       27,248
   Other income (expense), net . . . . . . . . . .          104        132          96      (180)          152
                                                        -------    -------     -------    -------     --------
   Income before provision for income taxes  . . .        5,949      7,681       6,544      7,226       27,400
   Income tax expense (B)  . . . . . . . . . . . .       (2,260)    (2,919)     (2,486)    (2,746)     (10,411)
                                                        -------    -------     -------    -------     --------
   Net income  . . . . . . . . . . . . . . . . . .       $3,689     $4,762      $4,058     $4,480      $16,989
                                                        =======    =======     =======    =======     ========

   Net income per weighted average common share  .       $ 0.25     $ 0.31      $ 0.26     $ 0.28       $ 1.10
   Weighted average common shares outstanding  . .       14,853     15,189      15,715      15,783      15,385



Notes to unaudited pro forma condensed consolidated statements of income:

(A) Reflects an adjustment to increase interest expense for the assumed borrowings for the cash transfer made to USLD of $11,713,000 in accordance with the terms of the Distribution Agreement and cash payments for direct costs incurred in connection with the Distribution of approximately $9,200,000. Interest expense was calculated at a rate of 8.0% per annum for 1996.
(B) Reflects related income tax effect of the interest expense adjustment in note (A).

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash balance increased from $26.8 million at September 30, 1995 to $34.1 million at September 30, 1996. The Company's working capital position decreased from $17.3 million at September 30, 1995 to $13.5 million at September 30, 1996 and its current ratio was 1.2:1 and 1.1:1 at September 30, 1995 and 1996, respectively. These decreases were primarily attributable to the cash transfer made to USLD by Billing in connection with the Distribution (see "Effects of Spin-off of Billing Group Business" above). Net cash provided by operating activities was $7.9 million, $14.3 million and $26.0 million in 1994, 1995 and 1996, respectively, and reflected the increases in net income from 1994 to 1996.

       The Company has a $45 million revolving line of credit facility with a company to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies (see "Advance Funding Program and Receivable Financing Facility" below). This credit facility terminates on December 31, 1996. The Company is currently in discussions with potential lenders regarding a new line of credit facility and believes that it will be able to obtain more favorable terms than those of the existing credit facility. Management believes that the capacity under both the existing revolving credit facility and the new revolving credit facility expected to be obtained will be sufficient to fund advances to its billing customers for the foreseeable future. The amount borrowed by the Company under its credit facility to finance the advance funding program was $23.0 million and $19.0 million at September 30, 1995 and 1996, respectively. At September 30, 1996, the amount available under the Company's receivable financing facility was $26.0 million.

       Capital expenditures amounted to approximately $9.1 million in 1996 and related primarily to the purchase of computer equipment and software. During 1996, the Company financed approximately $4.4 million of equipment through term debt and capital lease agreements with two separate lenders. To facilitate and support the growth anticipated in its business, the Company plans to invest a total of approximately $20 million to $25 million in capital expenditures over the next 12 to 18 months, including approximately $18 million to develop and create information systems that will enable it to offer "direct billing" and "invoice ready" services to its customers. These expenditures, if made, will be focused in the areas of software development, computer hardware, and local telephone company agreements. Recently, the Company has entered into a non-exclusive, perpetual software license and related services agreements with Saville Systems US, Inc. ("Saville") for the provision of certain of these items. The Company's agreements with Saville include fees for licensing, implementation and customization of the software, annual software maintenance and assistance in utilizing the software products. In relation to this development effort, the Company is currently discussing additional local telephone company agreements with the local telephone companies for the implementation of "invoice ready" billing services. The Company believes that it will be able to fund expenditures for the new billing services with internally generated funds and borrowings, but there can be no assurance that such funds will be available or will be invested in these projects. As of September 30, 1996, the Company had expended approximately $4.4 million in support of these projects.

       Historically, the Company has obtained financing for equipment expenditures through term debt agreements and capital lease agreements that were guaranteed and cross-collateralized by USLD and its other subsidiaries. These debt agreements were negotiated based on the strength of the consolidated financial statements, earnings and cash flow of the USLD consolidated group. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group. The Company has received from certain lenders loan agreement amendments or separate loan agreements whereby the subject indebtedness is secured by only the Company's or USLD's assets, as the case may be. In other cases, the existing cross guarantees and security arrangements between the Company and USLD will remain in place for the duration of the facility. In this regard, USLD and the Company have agreed to pay each other a credit support fee.

       In addition to the revolving line of credit facility described above, the Company is obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at September 30, 1996 was approximately $10.6 million, due in varying amounts through October 2000. The Company is also obligated under its own equipment financing agreements. Under certain of the credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. Cross-default provisions of the Company's credit facility and other equipment loans may place the Company in default of such facility and loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed. The Company was in compliance with all required covenants at September 30, 1995 and 1996.

ADVANCE FUNDING PROGRAM AND RECEIVABLE FINANCING FACILITY

       Since it generally takes 40 to 90 days to collect receivables from the local telephone companies, customers can significantly accelerate cash receipts by utilizing the Company's advance funding program. The Company offers participation in this program to qualifying customers through its Advanced Payment Agreement. Under the terms of this agreement, the Company purchases the customer's accounts receivable for an amount equal to the face amount of the billing records submitted to the local telephone companies by the Company for billing and collection, less certain deductions. The purchase price is remitted by the Company to its customers in two payments.

       Within five days from receiving a customer's records, an initial payment is made to the customer based on a percentage of the value of the customer's call records submitted to the local telephone companies. This percentage is established by the Advanced Payment Agreement and generally ranges between 50% and 80%. The Company pays the remaining balance of the purchase price upon collection of funds from the local telephone companies. A portion of the funds used to make the advance payments are borrowed under the Company's revolving line of credit facility. The amount borrowed by the Company under this credit facility to finance the advance funding program was $23.0 million and $19.0 million at September 30, 1995 and 1996, respectively. The outstanding balance of the line of credit represented approximately 42% and 27% of purchased receivables at September 30, 1995 and 1996, respectively.

       Service fees charged to customers by the Company are recorded as advance funding program income and are computed at a rate above the prime rate on the amount of advances (initial payments) outstanding to a customer during the period commencing from the date the initial payment is made until the Company recoups the full amount of the initial payment from local telephone companies. The rate charged to the customer by the Company is higher than the interest rate charged to the Company, in part to cover the administrative expenses incurred in providing this service. Borrowing costs are computed at a rate above the prime interest rate and are based on the amount of borrowings outstanding during the period commencing from the date the funds are borrowed until the loan is repaid by the Company. Borrowing costs are recorded as advance funding program expense. The result of these financing activities is the generation of a net amount of advance funding program income that contributes to the net income of the Company.

       As part of the Advanced Payment Agreement, the Company contractually purchases the customer accounts receivable upon which funds are advanced. Further, the customer may grant a first lien security interest in other customer accounts and assets and will take other action as may be required to perfect the Company's first lien security interest in such assets. Under the terms of the credit facility agreement, the Company is obligated to repay amounts borrowed whether or not the purchased accounts receivable are actually collected.

SEASONALITY

       To some extent, the revenues and telephone call record volumes of most customers of the Company are affected by seasonality. For example, the Company's direct dial long distance customers use the Company's services primarily to bill residential accounts, which typically generate a higher traffic volume around holidays, particularly Thanksgiving, Christmas and New Year's Day. As a result of this seasonal variation, direct dial long distance telephone call record volumes processed by the Company during the Company's first and second fiscal quarters ending December 31 and March 31, respectively, (which includes the Thanksgiving, Christmas and New Year's Eve holidays), historically have been the highest level of any quarter of the year after adjusting for new business. Consequently, revenues reported by the Company that are derived from direct dial long distance telephone call records are similarly affected. The seasonal effect caused by the Company's direct dial long distance customers has been lessened, however, as a result of the Company's business from operator services customers. Typically, the Company's operator services customers experience decreases in operator services revenues and telephone call record volumes in the fall and winter months as pay telephone usage declines due to cold and inclement weather in many parts of the United States. Conversely, due to increased traffic from pay telephones during the spring and summer months, the Company has historically processed its highest volumes of operator services telephone call records and reported its highest operator services-related revenues in the third and fourth quarters of the fiscal year. The billing revenues derived from operator services customers have mitigated the seasonal effects of the revenues derived from the Company's direct dial long distance customers.

EFFECT OF INFLATION

       Inflation is not a material factor affecting the Company's business. Prices charged to the Company by local telephone companies and third-party vendors for billing, collection and transmission services have not increased significantly during the past year. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

NEW ACCOUNTING STANDARDS

       Management of the Company does not anticipate the adoption of any new standards recently issued by the Financial Accounting Standards Board will have a material impact on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Consolidated Financial Statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

                                                                            PAGE
Report of Independent Public Accountants  . . . . . . . . . . . . . . . .    22
Consolidated Balance Sheets at September 30, 1995 and 1996  . . . . . . .    23
Consolidated Statements of Income for the Years Ended September 30,
 1994, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .    24
Consolidated Statements of Stockholders' Equity for the Years Ended
 September 30, 1994, 1995 and 1996. . . . . . . . . . . . . . . . . . . .    25
Consolidated Statements of Cash Flows for the Years Ended September
 30, 1994, 1995 and 1996. . . . . . . . . . . . . . . . . . . . . . . . .    26
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .    27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Billing Information Concepts Corp.:

       We have audited the accompanying consolidated balance sheets of Billing Information Concepts Corp. (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Billing Information Concepts Corp. and subsidiaries as of September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

       As explained in Note 2 to the Consolidated Financial Statements, effective October 1, 1993, the Company changed its method of accounting for income taxes.

                              Arthur Andersen LLP

San Antonio, Texas
November 14, 1996

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                             SEPTEMBER 30,
                                                                                                             -------------
                                                                                                           1995         1996
                                                                                                           ----         ----
                                                           ASSETS
 Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 26,770      $ 34,135
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,113        17,707
 Purchased receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,228        70,920
 Prepaids and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          624           883
                                                                                                         --------      --------
        Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,735       123,645
 Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,563        10,139
 Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,334)         (759)
                                                                                                         --------      --------
        Net property and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,229         9,380
 Equipment held under capital leases, net of accumulated amortization of $305 (1995)
    and $482 (1996)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,556         3,519
 Other assets, net of accumulated amortization of $2,105 (1995) and $2,454 (1996)  . . . . . . . . .        1,375         1,238
                                                                                                         --------      --------
        Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $106,895      $137,782
                                                                                                         ========      ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable:
    Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 12,604      $ 12,743
    Billing customers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,756        50,974
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,362        25,889
 Revolving line of credit for purchased receivables  . . . . . . . . . . . . . . . . . . . . . . . .       23,030        19,010
 Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          285           603
 Current portion of obligations under capital leases . . . . . . . . . . . . . . . . . . . . . . . .          398           896
                                                                                                         --------      --------
        Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       83,435       110,115
 Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,048         2,370
 Obligations under capital leases, less current portion  . . . . . . . . . . . . . . . . . . . . . .        1,168         2,666
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           21             0
                                                                                                         --------      --------
        Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       85,672       115,151
 Commitments and contingencies (See Note 9)
 Stockholders' equity:
  Preferred stock, $10.00 par value, 10,000 shares authorized, 10,000 shares issued and outstanding in 1995; $0.01 par value, 10,000,000 shares authorized, no shares issued or
     outstanding in 1996  . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . .          100             0
  Common stock, no par value, 102,000 shares authorized, 102,000 shares issued and outstanding in 1995; $0.01 par value, 60,000,000 shares authorized, 15,045,709 shares issued and
    outstanding in 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1           151
  U.S. Long Distance Corp.'s investment in and advances to Billing (See Note 2)  . . . . . . . . . .       21,122             0
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0        19,790
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0         2,690
                                                                                                         --------      --------
        Total stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,223        22,631
                                                                                                         --------      --------
        Total liabilities and stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . .     $106,895      $137,782
                                                                                                         ========      ========




The accompanying notes are an integral part of these consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                         1994        1995        1996
                                                                         ----        ----        ----
 Operating revenues  . . . . . . . . . . . . . . . . . . . . . . . .    $57,746     $80,847    $103,884
 Cost of services  . . . . . . . . . . . . . . . . . . . . . . . . .     37,588      51,337      66,868
                                                                        -------     -------    --------


 Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,158      29,510      37,016
 Selling, general and administrative expenses  . . . . . . . . . . .      7,421       9,272      11,445
 Advance funding program income  . . . . . . . . . . . . . . . . . .     (3,467)     (4,582)     (6,564)
 Advance funding program expense . . . . . . . . . . . . . . . . . .      1,858       1,351       1,367
 Depreciation and amortization expense . . . . . . . . . . . . . . .        954       1,216       2,127
                                                                        -------     -------    --------


 Income from operations  . . . . . . . . . . . . . . . . . . . . . .     13,392      22,253      28,641
 Other income (expense):
  Interest income  . . . . . . . . . . . . . . . . . . . . . . . . .        346         883         938
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .       (103)       (188)       (287)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (32)       (169)       (499)
                                                                        -------     -------    --------


        Total other income (expense)   . . . . . . . . . . . . . . .        211         526         152
                                                                        -------     -------    --------


 Income before provision for income taxes  . . . . . . . . . . . . .     13,603      22,779      28,793
 Provision for income taxes  . . . . . . . . . . . . . . . . . . . .     (5,038)     (8,661)    (10,941)
                                                                        -------     -------    --------


 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 8,565     $14,118     $17,852
                                                                        =======     =======    ========

 Pro forma net income per common share (Unaudited) (See Note 2)  . .    $  0.61     $  0.97    $   1.16




The accompanying notes are an integral part of these consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                                 (IN THOUSANDS)


                                         PREFERRED STOCK      COMMON STOCK       U.S. LONG DISTANCE         ADDITIONAL
                                         ---------------      ------------      CORP.'S INVESTMENT IN        PAID-IN    RETAINED
                                        SHARES    AMOUNT    SHARES    AMOUNT    AND ADVANCES TO BILLING      CAPITAL    EARNINGS
                                        ------    ------    ------    ------    -----------------------      -------    --------


 Balances at September 30, 1993  . . .      10      $100       102      $  1                $ 4,931            $     0    $    0
  Transfers to affiliates  . . . . . .       0         0         0         0                   (495)                 0         0
  Net income . . . . . . . . . . . . .       0         0         0         0                  8,565                  0         0
                                           ---      ----    ------      ----               --------            -------    ------
 Balances at September 30, 1994  . . .      10       100       102         1                 13,001                  0         0
  Transfers to affiliates  . . . . . .       0         0         0         0                 (5,997)                 0         0
  Net income . . . . . . . . . . . . .       0         0         0         0                 14,118                  0         0
                                           ---      ----    ------      ----               --------            -------    ------
 Balances at September 30, 1995  . . .      10       100       102         1                 21,122                  0         0
   Transfers (to) from affiliates  . .       0         0      (102)       (1)                 2,850            (15,448)        0
   Redemption of preferred stock . . .     (10)     (100)        0         0                 (3,900)                 0         0
   Issuance of common stock in
      connection with Distribution
      (See Note 2) . . . . . . . . . .       0         0    15,032       151                (35,234)            35,083         0
  Exercise of stock options  . . . . .       0         0        14         0                      0                 96         0
  Tax benefit from exercise of stock
    options  . . . . . . . . . . . . .       0         0         0         0                      0                 59         0
  Net income . . . . . . . . . . . . .       0         0         0         0                 15,162                  0     2,690
                                           ---      ----    ------      ----               --------            -------    ------
 Balances at September 30, 1996  . . .       0    $    0    15,046      $151               $      0            $19,790    $2,690
                                           ===    ======    ======      ====               ========            =======    ======

The accompanying notes are an integral part of these consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                              --------------------------------
                                                                                               1994         1995          1996
                                                                                               ----          ----        ----
 Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $8,565        $14,118     $17,852
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .         954          1,216       2,127
   Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24             18          10
   Loss on disposition of equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .           0              0         376
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable  . . . . . . . . . . . . . . . . . . . .      (4,437)        (5,445)        406
     (Increase) decrease in prepaids and other . . . . . . . . . . . . . . . . . . . . .         129           (550)       (259)
     Increase in trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .       2,321          4,856         139
     Increase in accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         253             81       5,403
     Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . . . . . . .          56            (35)        (21)
                                                                                             -------        -------     -------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . .       7,865         14,259      26,033
 Cash flows from investing activities:
  Purchases of property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .        (684)        (1,922)     (6,679)
  Payments for purchased receivables, net  . . . . . . . . . . . . . . . . . . . . . . .      (6,078)        (1,881)    (15,692)
  Collections of proceeds due (payments made) to billing customers, net  . . . . . . . .      13,046         (2,239)     16,218
  Collections of sales taxes due on behalf of billing customers, net . . . . . . . . . .       1,710          6,818       8,294
  Other investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (573)          (792)       (207)
                                                                                             -------        -------     -------
 Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . . .       7,421            (16)      1,934
 Cash flows from financing activities:
  Payments on revolving line of credit for purchased receivables, net  . . . . . . . . .     (10,826)        (2,205)     (4,020)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .         365            917       1,937
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (44)          (148)       (688)
  Payments on capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (227)          (230)       (436)
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .           0              0          96
  Transfers to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,007)        (6,549)    (17,491)
                                                                                             -------        -------     -------
 Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . .     (11,739)        (8,215)    (20,602)
                                                                                             -------        -------     -------
 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       3,547          6,028       7,365
 Cash and cash equivalents, beginning of year  . . . . . . . . . . . . . . . . . . . . .      17,195         20,742      26,770
                                                                                             -------        -------     -------
 Cash and cash equivalents, end of year  . . . . . . . . . . . . . . . . . . . . . . . .     $20,742        $26,770     $34,135
                                                                                             =======        =======     =======




The accompanying notes are an integral part of these consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1994, 1995 AND 1996

NOTE 1. BUSINESS ACTIVITY

       Billing Information Concepts Corp. ("Billing") was incorporated in the State of Delaware in 1996. Billing was previously a wholly-owned subsidiary of U.S. Long Distance Corp. ("USLD") that, upon its spin-off from USLD, became an independent, publicly held company. Billing and its subsidiaries (collectively, the "Company") provide billing clearinghouse and information management services in the United States to the telecommunications industry. In addition to processing call records, the Company provides a wide range of other services including customer service, data processing, tax filings, accounting services and an advance funding program.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Billing and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

       On August 2, 1996, USLD distributed all of the outstanding common stock of Billing, pro rata to the stockholders of USLD (the "Distribution") with the result being that Billing became an independent, publicly held company that owns and operates all of the assets of, and will be responsible for all of the liabilities associated with, the billing clearinghouse and information management services business previously owned by USLD. The accompanying financial statements include the operations of Billing which, until the date of Distribution, were combined with and reported as part of the consolidated financial statements of USLD. The assets and liabilities of Billing are reflected at the historical book values that were included in the USLD consolidated financial statements until the date of Distribution. Immediately prior to the Distribution, Billing canceled all of USLD's intercompany payable owed to Billing. In recognition of this, the balance of the intercompany receivable from USLD has been combined with and included in the balance sheet caption entitled "U.S. Long Distance Corp.'s investment in and advances to Billing." All stockholder equity account balances, except for the par value of Billing common stock, have also been reported as "U.S. Long Distance Corp.'s investment in and advances to Billing."

       Certain assets and liabilities and selling, general and administrative expenses of USLD were historically accounted for on a consolidated basis with no allocation to individual subsidiaries. The historical statements of Billing have been adjusted to include all of the assets, liabilities and expenses that appropriately and fairly could have been allocated to Billing except for the following items:

       (a) Cash - Cash was historically managed by a centralized cash management department for the benefit of USLD and Billing. Consequently, cash was not allocated among USLD's subsidiaries, but was recorded on the balance sheet of Billing. There is no reasonable means by which to allocate cash to the historical financial statements of USLD's subsidiaries.

       (b) Income taxes - USLD's federal income taxes have historically been determined on a consolidated basis. For purposes of preparing the Billing historical consolidated financial statements, income taxes have been determined on a separate company basis. Deferred taxes have been recorded on Billing's consolidated financial statements, as appropriate. Accrued income taxes payable through the date of the Distribution are reflected in the balance sheet caption "U.S. Long Distance Corp.'s investment in and advances to Billing" as such amounts would have been payable to USLD. Tax liabilities are reflected in a manner consistent with the Tax Sharing Agreement between USLD and Billing.

       For purposes of preparing Billing's consolidated financial statements, certain amounts that were previously classified as operating revenue, costs of service, selling, general and administrative expenses, and other income (expense) have been reclassified. Certain intercompany transactions that had been eliminated in consolidation are properly reflected in the historical consolidated financial statements of Billing at amounts that are believed by management to reflect an arm's-length relationship. Certain prior period amounts have been reclassified for comparative purposes.

Estimates in the Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition Policies

       The Company recognizes revenue from its billing services upon processing records that are to be billed and collected by the Company.

Billing Services

       The Company provides billing services to operator services providers and direct dial long distance companies through billing agreements with the local telephone companies, which maintain the critical database of end-user names and addresses of the billed parties. Bills are generated by the local telephone companies and the collected funds are remitted to the Company, which in turn remits these funds, net of fees, to its billing customers. The Company records a trade accounts receivable and operating revenue for fees charged for its billing services. When the customer's receivables are collected by the Company from the local telephone companies, the Company's trade receivables are reduced by the amount corresponding to the Company's processing fees and the remaining funds are recorded as an accounts payable to billing customers.

       The Company offers participation in an advance funding program to qualifying customers through its Advanced Payment Agreement. Under the terms of this agreement, the Company purchases the customer's accounts receivable for an amount equal to the face amount of the billing records submitted to the local telephone companies by the Company for billing and collection less:

       o all local telephone company charges, rejects, unbillables and bad debt deductions;

       o      all credits and adjustments granted to end-users;

       o all of the Company's processing fees and sales taxes, if appropriate;

       o      all financing service charges assessed by the Company; and

       o any and all losses, costs or expenses incurred by the Company in processing or collecting the customer accounts from all previously billed records.

       The purchase price is remitted by the Company to its customers in two payments. Within five days from receiving a customer's records, an initial payment is made to the customer based on a percentage of the face amount of the customer's call records submitted by the Company to the local telephone companies. The Company pays the remaining balance of the purchase price to the customer upon collection of funds from the local telephone companies. The purchase date is the date the initial payment is made. In connection with its purchase of billing records, the Company may draw on its revolving credit facility.

       Any accounts receivable purchased by the Company are recorded as purchased receivables in an amount equal to the face amount of the billing records submitted to the local telephone companies by the Company for billing and collection. Concurrently, an equal amount is recorded as accounts payable to billing customers. The amount of the initial payment made to the customer reduces accounts payable to billing customers. The balance, reported as accounts payable to billing customers ($34,756,000 and $50,974,000 at September 30, 1995 and 1996, respectively), consists of:

       o an amount equal to the face value of all purchased receivables, reduced for any amounts paid as initial payments under Advanced Payment Agreements,

       o an amount equal to collections from local telephone companies that have not yet been remitted to customers, and

       o an amount reserved for the estimated liability associated with future end-user refunds and local telephone company adjustments related to customers who are no longer serviced by the Company.

       The purchased receivables balance is relieved at the time the customer receivables are collected from the local telephone companies. Any differences between the amount initially recorded as a purchased receivable and the amount ultimately collected from the local telephone companies, resulting from the fees and deductions detailed above, are recorded as a reduction of both the purchased receivable and accounts payable to billing customers in an equal amount. The funds are remitted to the customer after the Company deducts financing service charges earned under the Advanced Payment Agreement.

       Financing service charges are assessed to customers and are computed at a rate above the prime interest rate based on the amounts funded to customers. Financing service charges are recorded as advance funding program income during the period from the date of initial payment until the Company recoups the full amount of the initial payment from receipts from local telephone companies. No other revenues or income are recorded in connection with the Advanced Payment Agreement.

       The following receivables purchased and financed by the Company were outstanding at:

                                                                                                    SEPTEMBER 30,
                                                                                                    -------------
                                                                                                  1995        1996
                                                                                                  ----        ----
                                                                                                 (IN THOUSANDS)
     Purchased receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $55,228     $70,920
     Borrowings under revolving credit facility for purchased receivables  . . . . . . . .       23,030      19,010

       The Company has virtually no collection risk related to its purchased accounts receivable and thus does not record an allowance for doubtful accounts related to such receivables. While the Company does not have the legal right of recourse against its billing customers with respect to purchased receivables, the Company does have the right of offset against all funds held for the account of such customers and may hold a first lien security interest in such billing customers' accounts, generally including those not acquired by the Company. The Company does, however, have some risk with regard to adjustments charged to it by the local telephone companies related to customers who are no longer serviced by the Company to the extent that these adjustments exceed funds withheld from such customers. Therefore, the Company has recorded an accrual for the estimated liability associated with such charges.

Property and Equipment

       Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in other income (expense) for that period. Expenditures for maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Other Assets

       Other assets include costs incurred to acquire billing agreements with local telephone companies for billing and collection services and other agreements. These costs are being amortized over five to seven years. Other assets also include financing costs related to the issuance of debt, which have been deferred and are amortized over the life of each respective financing agreement. In addition, long-term deposits have been included in other assets.

Accrued Liabilities

       Accrued liabilities include sales taxes payable on behalf of billing customers of $11,282,000 and $19,576,000 at September 30, 1995 and 1996,
respectively.

Fair Value of Financial Instruments

       The fair values of the Company's cash and cash equivalents and all other financial instruments have been determined using appropriate valuation methodologies and approximate the related carrying values.

Income Taxes

       In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which the Company adopted effective October 1, 1993. Under SFAS No. 109, deferred tax liabilities and assets are recorded based on enacted income tax rates that are expected to be in effect in the period in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax liabilities or assets. The effects of such adjustments are required to be included in income in the period in which the tax laws or rates are changed. The adoption of SFAS No. 109 did not have a material impact on the Company's financial position or results of operations. Prior to October 1, 1993, the Company accounted for income taxes in accordance with the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes."

       Billing and USLD entered into a Tax Sharing Agreement that defines the parties' respective rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to Billing's business for tax years prior to the Distribution and with respect to certain tax attributes of Billing after the Distribution. In general, with respect to periods ending on or before the last day of the year in which the Distribution occurred, USLD is responsible for (i) filing both consolidated federal tax returns for the USLD affiliated group and combined or consolidated state tax returns for any group that includes a member of the USLD affiliated group, including in each case Billing and its subsidiaries for the relevant periods of time that such companies were members of the applicable group and
(ii) paying the taxes related to such returns (including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities). Billing will reimburse USLD for a portion of such taxes and the cost of preparation of the associated tax returns related to the Billing affiliated group. Billing is responsible for filing returns and paying taxes related to the Billing affiliated group for subsequent periods. Billing and USLD have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters.

Pro Forma Net Income Per Common Share

       Net income per common share is presented on a pro forma basis as Billing had no publicly held common shares outstanding prior to the Distribution. The unaudited pro forma net income per common share was computed by dividing net income applicable to common stock by the pro forma weighted average number of common shares and common share equivalents outstanding during the applicable period. The pro forma weighted average number of shares outstanding during each fiscal year gives effect to the number of shares assumed to be issued had the Distribution occurred at the beginning of each period presented and differs from the number of shares assumed to be outstanding at each year-end due to the assumed conversions of options and warrants that were assumed to be outstanding during the respective periods. The approximate pro forma weighted average number of shares used in computing pro forma net income per common share for fiscal 1994, 1995 and 1996 was 14,069,000, 14,587,000 and 15,385,000,
respectively. The unaudited pro forma per share data is presented for informational purposes only and should not be considered indicative of the operating results which the Company will achieve in the future because, among other things, this data is based on historical rather than prospective information and includes certain assumptions which are subject to change.

       Actual net income per common share for the period from the date of Distribution to September 30, 1996 was $0.17 per share. The approximate weighted average number of shares used in computing actual net income per common share for the period from the date of Distribution to September 30, 1996 was 15,761,000. The weighted average number of shares outstanding during the period from the date of Distribution to September 30, 1996 differs from the number of shares outstanding at September 30, 1996 due to the assumed conversions of options and warrants that were outstanding during this period.

New Accounting Standards

       In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which provides accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Management of the Company does not anticipate the adoption of SFAS No. 121 will have a material impact on the Company's financial position or results of operations.

       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which provides for a fair-value-based method of accounting and reporting for stock-based compensation plans with employees and others. The Company will continue to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 and will apply SFAS No. 123 on a disclosure basis only. The requirements of SFAS No. 123 are effective for fiscal years that begin after December 15, 1995. Management of the Company does not anticipate SFAS No. 123 will have a material impact on the Company's financial position or results of operations.

       In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996 and is to be applied prospectively. Management of the Company does not anticipate the adoption of SFAS No. 125 will have a material impact on the Company's financial position or results of operations.

Statements of Cash Flows

     Cash payments and non-cash activities during the periods indicated were as follows:

                                                                                         YEAR ENDED SEPTEMBER 30,
                                                                                         ------------------------
                                                                                         1994      1995       1996
                                                                                         ----      ----       ----
                                                                                             (IN THOUSANDS)
      Cash payments for interest . . . . . . . . . . . . . . . . . . . . . . . . .      $1,847     $1,564    $1,563
      Cash payments for income taxes . . . . . . . . . . . . . . . . . . . . . . .       4,954      8,859     8,366
      Noncash investing and financing activities:
      Common stock issued in connection with the Distribution  . . . . . . . . . .           0          0    35,234
      Net assets transferred from USLD in connection with the Distribution . . . .           0          0       892
      Capital lease obligations incurred . . . . . . . . . . . . . . . . . . . . .         327      1,249     2,432
      Tax benefit recognized in connection with stock option exercises . . . . . .          93         94        59

      For purposes of determining cash flows, the Company considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 3. DEBT

     Long-term debt is comprised of the following:

                                                                                                   SEPTEMBER 30,
                                                                                                   -------------
                                                                                                  1995       1996
                                                                                                  ----       ----
                                                                                                 (IN THOUSANDS)
      Revolving line of credit for purchased receivables, 8.75% at September 30, 1996
       (prime rate (8.25%) plus .5%), due in varying amounts through December 31, 1996 . .      $23,030     $19,010
      Fixed interest rate term notes . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,333       2,973
                                                                                                -------     -------
      Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,363      21,983
      Less - Current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (23,315)    (19,613)
                                                                                                -------     -------
                                                                                                $ 1,048     $ 2,370
                                                                                                =======     =======




       The Company has various fixed rate term notes with rates ranging from 6.75% to 9.5%, due in varying amounts through September 2001. The proceeds from the issuance of these notes were used to acquire certain computer equipment and office furniture. The loans are secured by the assets acquired with the proceeds of such notes.

       The Company has a $45 million revolving line of credit with a company to finance the purchase of certain eligible accounts receivable. This line of credit matures December 31, 1996. The Company is currently in discussions with potential lenders regarding a new line of credit facility and believes that it will be able to obtain more favorable terms than those of the existing credit facility. Any amounts borrowed to purchase receivables under this revolving credit facility are due upon the Company's collection of the related receivables. At September 30, 1996, the Company had approximately $26.0 million available for borrowing under this facility. Any borrowings under this facility bear interest at the prime rate plus 0.5%. This facility is collateralized by the related accounts receivable and by virtually all of the assets of the Company not otherwise pledged as security under other debt agreements.

       In addition to the equipment financing agreements and revolving line of credit facility described above, the Company is also obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at September 30, 1996 was approximately $10.6 million, due in varying amounts through October 2000. Under certain of the credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. Cross-default provisions of the Company's credit facility and other equipment loans may place the Company in default of such facility and loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed. The Company was in compliance with all required covenants at September 30, 1995 and 1996.

       Historically, the Company has obtained financing for capital expenditures through term debt agreements and capital lease agreements that were guaranteed and cross-collateralized by USLD and its other subsidiaries. These debt agreements were negotiated based on the strength of the consolidated financial statements, earnings and cash flow of the USLD consolidated group. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group. The Company has received from certain lenders loan agreement amendments or separate loan agreements whereby the subject indebtedness is secured by only the Company's or USLD's assets, as the case may be. In other cases, the existing cross guarantees and security arrangements between the Company and USLD will remain in place for the duration of the facility. In this regard, USLD and the Company have agreed to pay each other a credit support fee equal to 1% per annum of the average monthly balance of indebtedness guaranteed by one on behalf of the other for as long as such guarantees continue.

       Scheduled maturities of debt as of September 30, 1996 are as follows:

                                                                   (IN THOUSANDS)
                                                                   --------------
 Year Ending September 30,
 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $19,613
 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           650
 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           668
 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           605
 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           447
                                                                       -------
                                                                       $21,983
                                                                       =======


NOTE 4. LEASES

       The Company leases equipment and office space under operating leases. Rental expense for the years ended September 30, 1994, 1995 and 1996 was $304,000, $555,000, and $726,000, respectively. Future minimum lease payments under non-cancelable leases as of September 30, 1996 are as follows:

                                                                      (IN THOUSANDS)
                                                                      --------------
 Year Ending September 30,
 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,251
 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,680
 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,797
 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,797
 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,797
 Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . .           9,284
                                                                       ---------
    Total minimum lease payments . . . . . . . . . . . . . . . .       $  17,606
                                                                       =========



       The Company also leases various computer equipment under capital lease arrangements. Future minimum lease payments under these capital leases, together with the present value of the net minimum lease payments at September 30, 1996, are as follows:

                                                                      (IN THOUSANDS)
                                                                      --------------
 Year Ending September 30,
 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,076
 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,050
 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            850
 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            553
 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            507
                                                                        -------
 Total minimum lease payments  . . . . . . . . . . . . . . . . .          4,036
 Less: Amount representing interest  . . . . . . . . . . . . . .           (474)
                                                                        -------
 Present value of net minimum lease payments . . . . . . . . . .        $ 3,562
                                                                        =======


NOTE 5. SHARE CAPITAL

       On July 10, 1996, the Company, upon authorization by its Board of Directors, adopted a Shareholder Rights Plan ("Rights Plan") and declared a dividend of one preferred share purchase right on each share of its outstanding common stock. The rights will become exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. These rights, which expire on July 10, 2006, entitle stockholders to buy one ten-thousandth of a share of a new series of participating preferred shares at a purchase price of $130.00 per one ten-thousandth of a preferred share. The Rights Plan was designed to assure that stockholders receive fair and equal treatment in the event of any proposed takeover of the Company.

       On August 2, 1996, USLD distributed 15,032,001 shares of the Company's common stock to the existing stockholders of USLD in order to effect the spin-off of Billing from USLD. Prior to August 2, 1996, Billing operated as a wholly-owned subsidiary of USLD and, consequently, had no publicly owned common shares. No dividends were paid on the Company's common stock during fiscal 1994, 1995 or 1996.

NOTE 6. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

       Prior to the Distribution, the Company adopted the Billing 1996 Comprehensive Stock Plan ("Comprehensive Plan") and the Billing 1996 Non-Employee Director Plan ("Director Plan") under which officers and employees, and non-employee directors, respectively, of the Company and its affiliates are eligible to receive stock option grants. Immediately prior to the Distribution, the Company granted, under the Comprehensive Plan and Director Plan, respectively, options to purchase Billing common stock to each holder of an outstanding option to purchase shares of USLD common stock under the USLD Employee Stock Option Plan and the USLD Non-Employee Director Plan, respectively. The Billing options are exercisable for Billing common stock on the basis of one share of Billing common stock for every one share of USLD common stock subject to the outstanding USLD options. Billing options to purchase a total of 1,566,504 shares of Billing common stock were granted in connection with the adjustment to the USLD options. In connection with the grant of the Billing options, the exercise price of the USLD options was adjusted to preserve the economic value of the USLD options existing immediately prior to the Distribution after giving effect to the grant of the Billing options. The Billing options will have vesting schedules mirroring the vesting schedules of the related USLD options. Each Billing option granted in connection with the Distribution will terminate in accordance with the original USLD option grant.

       Option activity for the year ended September 30, 1996 is summarized as follows:

                                                               PRICE RANGE OF
                                                  NUMBER           SHARES
                                                 OF SHARES      UNDER OPTION
                                                 ---------     --------------
    Outstanding, September 30, 1995  . . . . .           0
     Granted . . . . . . . . . . . . . . . . .   2,339,004      $1.11 - 16.13
     Canceled  . . . . . . . . . . . . . . . .     (14,332)     $6.95 - $8.34
     Exercised . . . . . . . . . . . . . . . .     (13,708)     $6.30 - $7.32
                                                ----------
    Outstanding, September 30, 1996  . . . . .   2,310,964
                                                 =========


 Exercisable, September 30, 1996 . . . . . . .   1,015,886




       At September 30, 1996, stock options to purchase an aggregate of 195,000 shares granted under the provisions of the Director Plan were outstanding at exercise prices ranging from $2.61 to $16.13 per share. The Director Plan options, which have certain vesting requirements, expire at varying dates through August 21, 2002. As of September 30, 1996, there were 205,000 shares remaining to be issued under the Director Plan. At September 30, 1996, stock options to purchase an aggregate of 2,115,964 shares granted under the provisions of the Comprehensive Plan were outstanding at exercise prices ranging from $1.11 to $16.13 per share. The Comprehensive Plan options, which have certain vesting requirements, expire at varying dates through August 21, 2002. As of September 30, 1996, there were 1,370,328 shares remaining to be issued under the Comprehensive Plan.

       Warrants to purchase 225,000 shares of common stock at exercise prices ranging from $8.93 to $10.62 per share were outstanding at September 30, 1996. These warrants were granted immediately prior to the Distribution to each holder of a warrant to purchase shares of USLD common stock. There were no warrants exercised in fiscal 1994, 1995 or 1996.

NOTE 7. INCOME TAXES

       The provision for income taxes is comprised of the following:


                                                     YEAR ENDED SEPTEMBER 30,
                                                     ------------------------
                                                     1994      1995       1996
                                                     ----      ----       ----
                                                         (IN THOUSANDS)
 Current . . . . . . . . . . . . . . . . . . . .    $5,034     $8,927   $11,054
 Deferred  . . . . . . . . . . . . . . . . . . .         4       (266)     (113)
                                                   -------    -------  --------
                                                    $5,038     $8,661   $10,941
                                                    ======     ======   =======




       The provision for income taxes for fiscal 1994, 1995 and 1996 differs from the amount computed by applying the statutory federal income tax rate of 34% for fiscal 1994, and 35% for fiscal 1995 and 1996 to income before provision for income taxes. The reasons for these differences were as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               1994       1995      1996
                                                               ----       ----      ----
                                                                   (IN THOUSANDS)
 Computed income tax provision at statutory rate . . . .      $4,625     $7,973   $10,078
 Increases (reductions) in taxes resulting from:
 State income taxes. . . . . . . . . . . . . . . . . . .         558        970     1,005
 Other, net. . . . . . . . . . . . . . . . . . . . . . .        (145)      (282)     (142)
                                                              ------     ------   -------
 Provision for income taxes  . . . . . . . . . . . . . .      $5,038     $8,661   $10,941
                                                              ======     ======   =======

       The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                                                      SEPTEMBER 30,
                                                                      -------------
                                                                     1995       1996
                                                                     ----       ----
                                                                    (IN THOUSANDS)
 Deferred tax assets:
  Expense provisions . . . . . . . . . . . . . . . . . . . . . .      $530      $885
 Deferred tax liabilities:
  Tax depreciation and amortization in excess of book  . . . . .      (325)      (96)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .       (21)        0
                                                                      ----      -----
 Total gross deferred tax liabilities  . . . . . . . . . . . . .      (346)      (96)
                                                                      ----      ----
 Net deferred tax asset  . . . . . . . . . . . . . . . . . . . .      $184      $789
                                                                      ====      ====

       The Company has been notified by the Internal Revenue Service ("IRS") that a fiscal 1992 transaction between a wholly-owned foreign subsidiary of USLD (Mega Plus Dialing, Inc.) and the Company is proposed to be treated differently by the IRS than originally characterized by the Company. The IRS district office has issued a report that proposed an assessment of taxes, interest and penalties. The Company has filed a written protest and the assessment has been appealed to the appellate division of the IRS. The Company, based on the recommendation of its tax counsel, believes the possibility that the IRS will prevail in this matter to be remote, and, therefore, no accrual for this potential liability or any associated taxes, interest or penalties has been made. Management of the Company does not anticipate the resolution of this matter will have a material impact on the Company's financial position or results of operations.

NOTE 8. BENEFIT PLANS

       The Company did not have any benefit plans in effect prior to its spin-off from USLD; however, certain employees and directors of the Company were eligible to participate in certain similar compensation and benefit plans provided by USLD.

       The Benefit Plans and Employment Matters Allocation Agreement ("Benefits Agreement") entered into by the Company and USLD (see Note 10) provides for the allocation of certain responsibilities with respect to employee compensation benefit and labor matters. The allocation of responsibility and adjustments made pursuant to the Benefits Agreement was substantially consistent with the existing benefits provided to USLD employees under USLD's various compensation plans. Among other things, the Benefits Agreement provides that, effective as of the Distribution Date, the Company will or will cause one or more of its subsidiaries to, assume or retain, as the case may be, all liabilities of USLD, to the extent unpaid as of the Distribution Date, under employee benefit plans, policies, arrangements, contracts and agreements, with respect to employees who, on or after the Distribution Date, were employees of the Company or its subsidiaries. The Benefits Agreement also provides that, effective as of the Distribution Date, USLD will, or will cause one or more of its subsidiaries to assume or retain, as the case may be, all liabilities of USLD, to the extent unpaid as of the Distribution Date, under employee benefit plans, policies, arrangements, contracts and agreements, with respect to employees who on or after the Distribution Date were employees of USLD or its subsidiaries.

       In addition, the Company has assumed, with respect to employees who, on or after the Distribution Date, were employees of the Company or any of its subsidiaries, all responsibility for liabilities and obligations as of the Distribution Date for medical and dental plan coverage and for vacation and welfare plans. USLD has assumed, with respect to the employees who, on or after the Distribution Date, were employees of USLD or any of its subsidiaries, all responsibilities for all liabilities and obligations as of the Distribution Date for medical and dental plan coverage and for vacation and welfare plans.

       Participation in the Billing Information Concepts Corp. 401(k) Retirement Plan ("Retirement Plan") is offered to eligible employees of the Company. Generally, all employees of the Company who are 21 years of age or older and who have completed one year of service during which they worked at least 1,000 hours were eligible for participation in the Retirement Plan. The Retirement Plan is a defined contribution plan which provides that participants generally may make voluntary salary deferral contributions, on a pretax basis, of between 1% and 15% of their compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments. The Company makes matching contributions as a percentage determined annually of the first 3% of a participant's compensation contributed as salary deferral. The Company may make additional discretionary contributions. During fiscal 1994, a discretionary contribution in the amount of $8,000 was made. No discretionary contributions were made in fiscal 1995 or 1996. During fiscal 1994, 1995 and 1996, the Company's related contributions totaled approximately $31,000, $27,000 and $35,000, respectively.

       Participation in the Billing Information Concepts Corp. Executive Compensation Deferral Plan ("Executive Plan") is offered to selected employees occupying management positions as determined by Billing's board of directors from time to time. Participation in the Billing Information Concepts Corp. Director Compensation Deferral Plan ("Director Plan") is offered to individuals occupying a position as an outside director. The Executive and Director Plans are defined contribution plans which provide that participants may make voluntary salary deferral contributions, on a pretax basis, of between 1% and 100% of their eligible compensation. Under the Executive Plan, the Company makes matching contributions equal to the lesser of 100% of a participant's contributions or an amount based on a formula established by the plan. Matching contributions under the Director Plan are 33% of the participant's contributions. The Company has the right to make matching contributions of a different amount or no contributions under both plans. During fiscal 1994, 1995 and 1996, the Company contributed $7,000, $12,000 and $22,000, respectively, to the Executive Plan.

       Additionally, the Billing Information Concepts Corp. Executive Qualified Disability Plan ("Disability Plan") is provided to certain employees occupying management positions. The Disability Plan provides long-term disability benefits through disability insurance coverage purchased by the Company and through Company funded payments. Benefits under the Disability Plan are provided directly by the Company based on definitions contained in the applicable insurance policies.

       The Billing Information Concepts Corp. Employee Stock Purchase Plan (the "ESPP"), which was established under the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, is offered to eligible employees of the Company. The ESPP enables employees who have completed at least six months of continuous service with the Company to purchase shares of Billing's common stock at a 15% discount through voluntary payroll deductions.

NOTE 9. COMMITMENTS AND CONTINGENCIES

       The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

       The Company is obligated to pay certain local telephone companies a total of approximately $7,886,000, $3,800,000 and $1,365,000 during fiscal 1997, 1998 and 1999, respectively, for minimum usage charges under billing and collection agreements that, unless automatically renewed, expire at varying dates through the end of fiscal 1999. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. The Company has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

       As of September 30, 1996, the Company is obligated to pay a company approximately $11.8 million for license and service fees under a non-exclusive, perpetual software license and related services agreements.

       The Distribution Agreement (see Note 10) provides the Company will only assume liabilities and obligations for claims and litigation that arose from the ordinary course of the Company's business. The Company will not assume any liabilities arising prior to the date of Distribution that relate to the direct dial long distance and operator service businesses of USLD.

NOTE 10. RELATED PARTIES

       The Company and USLD share a common individual on their respective boards of directors. Therefore, USLD is considered a related party for purposes of financial disclosure. The Company provides billing and information management services for USLD and purchases telecommunications services from USLD. Transactions under the agreements for these services have been reflected in the accompanying consolidated financial statements at market prices. Transactions between the Company and USLD are summarized as follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                                  ------------------------
                                                  1994      1995       1996
                                                  ----      ----       ----
                                                      (IN THOUSANDS)
      Sales to USLD  . . . . . . . . . . .       $5,308     $5,322    $5,347
      Purchases from USLD  . . . . . . . .          916      1,729     3,332

       In addition, at September 30, 1995 and 1996, the Company's accounts receivable balance includes $1,127,000 and $998,000, respectively, and the billing customers accounts payable balance includes $890,000 and $1,337,000, respectively, related to billing services performed for USLD. The Company also had $242,000 and $1,288,000 payable to USLD included in accrued liabilities at September 30, 1995 and 1996, respectively, and $1,034,000 payable to USLD included in long-term debt at September 30, 1996.

       For purposes of governing certain ongoing relationships between the Company and USLD after the Distribution and to provide for an orderly transition, the Company and USLD entered into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the Distribution and the division between the Company and USLD of certain assets and liabilities and material indemnification provisions; (ii) the Benefit Plans and Employment

Matters Allocation Agreement, providing for certain allocations of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters; (iii) the Tax Sharing Agreement, pursuant to which the Company and USLD agreed to allocate tax liabilities that relate to periods prior to and after the Distribution Date; (iv) the Transitional Services and Sublease Agreement, pursuant to which USLD will provide certain services on a temporary basis and sublease certain office space to the Company and the Company will provide certain services to USLD on a temporary basis; (v) the Zero Plus - Zero Minus Billing and Information Management Services Agreement and the One Plus Billing and Information Management Services Agreement, pursuant to which the Company will provide billing clearinghouse and information management services to USLD for an initial period of three years; and (vi) the Telecommunications Agreement, pursuant to which USLD will provide long distance telecommunications services to the Company for an initial period of three years. It is the intention of USLD and the Company that the Transitional Services and Sublease Agreement, the Zero Plus - Zero Minus Billing and Information Management Services Agreement, the One Plus Billing and Information Management Services Agreement, and the Telecommunications Agreement reflect terms and conditions similar to those that would have been arrived at by independent parties bargaining at arm's length; however, there can be no assurances that such agreements are on terms at least as favorable as could have been obtained from unaffiliated third parties.

NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share amounts

                                                                 QUARTER ENDED
                                                                 -------------
                                                DECEMBER 31,    MARCH 31,     JUNE 30,    SEPTEMBER 30,
                                                   1994          1995          1995           1995
                                                   ----          ----          ----           ----
                                                                 (IN THOUSANDS)
 Operating revenues  . . . . . . . . . .          $17,010       $17,932       $21,367       $24,538
 Income from operations  . . . . . . . .            4,529         4,873         6,199         6,652
 Net income  . . . . . . . . . . . . . .            2,911         3,102         3,921         4,184
 Pro forma net income per common share .            $0.20         $0.21         $0.27         $0.28


                                                                 QUARTER ENDED
                                                                 -------------
                                                DECEMBER 31,    MARCH 31,     JUNE 30,    SEPTEMBER 30,
                                                   1995           1996          1996          1996
                                                   ----           ----          ----          ----
                                                                 (IN THOUSANDS)
 Operating revenues  . . . . . . . . . .          $23,354       $26,947       $25,729       $27,854
 Income from operations  . . . . . . . .            6,263         7,967         6,866         7,545
 Net income  . . . . . . . . . . . . . .            3,948         5,021         4,317         4,566
 Pro forma net income per common share .            $0.27         $0.33         $0.27         $0.29

Per share data is shown on a pro forma basis as Billing had no publicly held common stock outstanding prior to August 2, 1996 (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The information required by this item is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

       The information required by this item is incorporated herein by reference from the information under the captions "Election of Directors' (Item 1 on proxy), "Management - Directors and Executive Officers," and "Section 16(a) Reporting" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Stockholders to be held on February 20, 1997 (the "Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this item is incorporated herein by reference from the information under the caption "Management - Committees, Meetings and Compensation of the Board of Directors - Directors' Fees" and from the information under the caption "Executive Compensation" of the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated herein by reference from the information under the caption "Voting Securities and Principal Stockholders" of the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference from the information under the caption "Certain Transactions" of the Company's Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

       (a)    Documents Filed as Part of Report

       1.     Financial Statements:

              The Consolidated Financial Statements of the Company and the related report of the Company's independent public accountants thereon have been filed under Item 8 hereof.

       2.     Financial Statement Schedules:

              The following financial statement schedules and the report of independent public accountants thereon are included in this report at the page indicated. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.


 ITEM                                                                                     PAGE
 ----                                                                                     ----
 Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . .       41
 Schedule I - Billing Information Concepts Corp. Condensed Financial Information . .       42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of Billing Information Concepts Corp.:

       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Billing Information Concepts Corp. and subsidiaries and have issued our report thereon dated November 14, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           Arthur Andersen LLP

San Antonio, Texas
November 14, 1996

                                                                      SCHEDULE I
                       BILLING INFORMATION CONCEPTS CORP.
                        CONDENSED FINANCIAL INFORMATION
                               (NOT CONSOLIDATED)
                            CONDENSED BALANCE SHEET


                                                                                                  SEPTEMBER 30,
                                                                                                      1996
                                                                                                      ----
                                                ASSETS

 Current assets:
  Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $    49
  Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  62
                                                                                                     -------
        Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 111
 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,317
 Investment in subsidiaries (equity method)  . . . . . . . . . . . . . . . . . . . . . .              37,924
 Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 108
                                                                                                     -------
        Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $40,460
                                                                                                     =======




                                LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   280
  Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,456
  Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .                   1
                                                                                                     -------
        Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,737
  Due to subsidiaries, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              16,087
  Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . .                   5
                                                                                                     -------
        Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,829
  Commitments and contingencies (See Note 4)
 Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 151
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,790
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,690
                                                                                                     -------
        Total stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . .              22,631
                                                                                                     -------
        Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .             $40,460
                                                                                                     =======


                  See notes to condensed financial statements.

                       BILLING INFORMATION CONCEPTS CORP.
                        CONDENSED FINANCIAL INFORMATION
                               (NOT CONSOLIDATED)
                         CONDENSED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                                               TWO MONTHS ENDED
                                                                                              SEPTEMBER 30, 1996
                                                                                              ------------------
 Costs and expenses:
  Operating and general expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,366
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,369)
                                                                                                    -------
   Total costs and expenses                                                                              0
 Equity in earnings of subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,690
                                                                                                    ------
 Net income applicable to common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,690
                                                                                                    ======

                  See notes to condensed financial statements.

                       BILLING INFORMATION CONCEPTS CORP.
                        CONDENSED FINANCIAL INFORMATION
                               (NOT CONSOLIDATED)
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                          TWO MONTHS ENDED
                                                                                                         SEPTEMBER 30, 1996
                                                                                                         ------------------
 Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 2,690
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in earnings of subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,690)
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             150
    Changes in operating assets and liabilities:
      Increase in accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (49)
      Increase in prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (62)
      Increase in trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             280
      Increase in accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,515
                                                                                                               -------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,834
 Cash flows from investing activities:
 Purchase of property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (203)
 Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (107)
                                                                                                               -------
 Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (310)
 Cash flows from financing activities:
 Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6
 Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              96
 Transfers to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,626)
                                                                                                               -------
 Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,524)
                                                                                                               -------


 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0
 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . .               0
                                                                                                               -------


 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     0
                                                                                                               =======

                  See notes to condensed financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

       The condensed financial statements are presented at September 30, 1996 and for the two-month period from August 2, 1996 to September 30, 1996 as Billing Information Concepts Corp. did not commence operations until August 2, 1996. See Note 2 to the Consolidated Financial Statements of the Company for disclosure of the Company's spin-off from USLD.

NOTE 2. DEBT

       See Note 3 to the Consolidated Financial Statements of the Company for disclosure of long-term obligations and guarantees.

NOTE 3. DIVIDENDS FROM SUBSIDIARIES

       No cash dividends were paid to Billing Information Concepts Corp. by its subsidiaries during the year ended September 30, 1996.

NOTE 4. COMMITMENTS AND CONTINGENCIES

       See Note 9 to the Consolidated Financial Statements of the Company for disclosure of material contingencies.

NOTE 5. RELATED PARTIES

       The "Transfers to affiliates" caption on the Condensed Statement of Cash Flows includes a transfer of $15,448,000 to USLD. See Note 10 to the Consolidated Financial Statements of the Company for disclosure of related party transactions.

       3.     Exhibits:

              The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses. See the Index of Exhibits included with the exhibits filed as a part of this report.


  EXHIBIT
  NUMBER                                          DESCRIPTION OF EXHIBITS
  ------                                          -----------------------
  3.1       -  Amended and Restated Certificate of Incorporation of Billing (incorporated by reference from
               Exhibit 3.1 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A
               dated July 11, 1996)
  3.2       -  Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.2 to the Amendment No. 1 to the Company's Registration Statement on
               Form 10/A dated July 11, 1996)
  3.3       -  Bylaws  of Billing (incorporated by reference from Exhibit 3.3 to the Amendment No. 1 to the
               Company's Registration Statement on Form 10/A dated July 11, 1996)
  4.1       -  Form of Stock Certificate of Common Stock (incorporated by reference from Exhibit 4.1 to the
               Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)
  8.1       -  Tax  Opinion of  Arter & Hadden (incorporated by reference from Exhibit 8.1 to  the Post
               Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A dated August
               1, 1996)
 10.1       -  Distribution Agreement between USLD and Billing (incorporated by reference from Exhibit 10.1 to  the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A
               dated August 1, 1996)
 10.2       -  Tax Sharing  Agreement between USLD and Billing (incorporated  by reference from Exhibit 10.2 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11,
               1996)
 10.3       -  Benefit Plans and Employment Matters Allocation Agreement between USLD and  Billing
               (incorporated by reference from  Exhibit 10.3 to  the Post Effective Amendment No. 2 to the
               Company's Registration Statement on Form 10/A dated August 1, 1996)
 10.4       -  Transitional Services and Sublease Agreement between USLD and Billing (incorporated  by reference from Exhibit 10.4 to the Amendment No. 1 to the Company's Registration Statement
               on Form 10/A dated July 11, 1996)
 10.5       -  Zero Plus - Zero Minus Billing and Information Management Services Agreement between  USLD and Billing (incorporated by reference from Exhibit 10.5 to the Post Effective Amendment No.
               1 to the Company's Registration Statement on Form 10/A dated July 22, 1996)
 10.6       -  Expense Sharing Agreement between USLD and Billing (incorporated by reference from Exhibit
               10.6 to the Amendment No.1 to the Company's Registration Statement  on Form 10/A dated July
               11, 1996)
 10.7       -  Telecommunications Agreement between USLD and Billing (incorporated by reference from
               Exhibit 10.7 to the Post Effective Amendment  No. 1 to the Company's Registration Statement
               on Form 10/A dated July 22, 1996)
 10.8       -  Billing's 1996 Employee Comprehensive Stock Plan (incorporated by reference from Exhibit
               10.8 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July
               11, 1996)
 10.9       -  Amended and Restated 1996 Non-Employee Director Plan of Billing (filed herewith)
 10.10      -  Billing's 1996 Employee Stock Purchase Plan (incorporated by reference from Exhibit  10.10 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11,
               1996)



 10.11      -  Billing's 401(k) Retirement  Plan (incorporated  by reference from  Exhibit 4.5 to  Billing's
               Registration Statement on Form S-8, File No. 333-08303, filed on July 17, 1996)
 10.12      -  Billing's Executive Compensation Deferral Plan (incorporated by reference from Exhibit 10.12 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A
               dated August 1, 1996)
 10.13      -  Billing's Director Compensation Deferral Plan (incorporated by reference from Exhibit 10.13 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A
               dated August 1, 1996)
 10.14      -  Billing's Executive Qualified Disability Plan (incorporated by reference from  Exhibit 10.14 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11,
               1996)
 10.15      -  Employment Agreement to be entered into between Billing and Parris H. Holmes, Jr.
               (incorporated by reference from  Exhibit 10.15 to the Amendment  No. 1 to  the Company's
               Registration Statement on Form 10/A dated July 11, 1996)
 10.16      -  Employment Agreement to be entered into between  Billing and Alan W. Saltzman (incorporated by reference from Exhibit 10.16 to the Amendment No. 1 to the Company's Registration
               Statement on Form 10/A dated July 11, 1996)
 10.17      -  Employment Agreement to be entered into between Billing and Kelly E. Simmons (incorporated by reference from Exhibit 10.17 to the Amendment No. 1 to the Company's  Registration
               Statement on Form 10/A dated July 11, 1996)
 10.18      -  Amended and Restated Loan and Security Agreement dated  May 22, 1991 between  Zero  Plus
               Dialing Inc. ("ZPDI"), U.S. Long Distance, Inc. ("USLDI"), U.S. Long Distance Corp. ("USLD")
               and Bell Atlantic Capital Corp. (f/k/a Bell Atlantic  -  Tricon Leasing  Corporation  and
               currently FINOVA Capital  Corporation) ("Lender"); Revolving Credit  Note dated May  24, 1991 payable by ZPDI to the order of Lender; Replacement Term Note dated May  24, 1991 payable by
               USLDI to the order of Lender; First Amendment and Joinder to Amended and Restated  Loan and
               Security Agreement dated December 28, 1992 among  ZPDI, USLD, USLDI, U.S.  Billing, Inc.
               ("USBI") and Lender; Second Amendment to Amended and  Restated Loan and  Security Agreement
               dated April 2, 1993 among ZPDI, USLD, USLDI, USBI and Lender; Third Amendment to Amended and
               Restated Loan and Security Agreement dated  October 15, 1993  among ZPDI, USLD,  USLDI, USBI and Lender; Fourth Amendment and Joinder to Amended and Restated Loan and Security  Agreement
               dated October 1, 1993 among ZPDI, USLD, USLDI, USBI, USLD Acquisition Corp.  ("USAcq") and
               Lender; Fifth Amendment and Joinder to Amended and Restated Loan  and Security  Agreement
               dated November 16, 1993 among ZPDI, USLD, USLDI, USBI, USAcq, STS  Telecommunications, Inc.
               ("STS") and Lender; Sixth Amendment to Amended and Restated Loan  and Security  Agreement
               dated December 7, 1993 among ZPDI, USLD, USLDI, USBI, USAcq, STS  and Lender;  Seventh
               Amendment to Amended and Restated Loan  and Security Agreement  dated March  17, 1994 among
               ZPDI, USLD, USLDI, USBI, USAcq, STS, Enhanced Services  Billing, Inc. ("ESBI"),  California
               Acquisition  Corp. ("CAC") and Lender; Corporate Guaranty dated May 24, 1991 executed by USLD for the benefit of Lender;  Corporate Guaranty dated May  24, 1991 executed by USLDI  for the benefit of Lender; Corporate Guaranty  dated May 24, 1991 executed by ZPDI for the benefit of
               Lender; Corporate Guaranty dated May 24, 1991 executed by USLD for the  benefit of Lender;
               Corporate Guaranty dated October 1993 executed by USAcq for the benefit of Lender; Corporate
               Guaranty dated November 1993 executed by STS for the benefit of Lender;  Corporate Guaranty executed by Telecom Acquisition Corp. for the benefit of Lender; Corporate  Guaranty executed by ESBI for the benefit of Lender; Corporate Guaranty executed by  CAC for the  benefit of
               Lender; Escrow and Disbursing Agreement dated May 24 1991 among ZPDI,  Lender and  Texas
               Commerce Bank, N.A. (incorporated by reference from Exhibit 10.18  to  the  Company's
               Registration Statement on Form 10 dated May 26, 1996)

 10.19      -  Master Loan and Security Agreement dated December 31, 1993  between U.S. Long Distance, Inc.
               and BOT Financial Corporation, Continuing Corporate  Guaranty  dated  December  31,  1993 executed by  U.S. Long Distance Corp., Promissory  Notes, dated December 31,  1993, March 31,
               1994, April 28, 1994 and March 29, 1995, Supplemental Security Agreements dated December 31,
               1993, April 28, 1994, March 24, 1995, Promissory Note dated June  28, 1995,  Supplemental
               Security  Agreement dated June 28, 1995, Promissory Note  dated  September  29,  1995,
               Supplemental Security Agreement dated September 29, 1995 and Form  of Continuing Corporate
               Guaranty to be executed by Billing (incorporated by reference from Exhibit 10.19 to the Post
               Effective Amendment No. 1 to the Company's Registration Statement  on Form 10/A  dated July
               22, 1996)
 10.20      -  Software License Agreement dated June 28, 1996 between Saville Systems U.S.,  Inc.  and
               Billing Information Concepts, Inc. (incorporated by reference from Exhibit 10.20 to  the Post
               Effective Amendment No. 2 to the Company's Registration Statement on  Form 10/A dated August
               1, 1996; confidential treatment is being sought for portions of Exhibit 10.20)
 10.21      -  Office Building Lease Agreement dated July 12, 1996 between Medical Plaza  Partners, Ltd. and
               Billing Information Concepts, Inc. (incorporated by reference  from Exhibit 10.21 to the Post
               Effective Amendment  No. 1 to the  Company's Registration Statement  on Form 10/A  dated July
               22, 1996)
 11.1       -  Computation of Earnings Per Share (filed herewith)
 21.1       -  Amended List of Subsidiaries (incorporated by reference  from Exhibit 21.1 to  the Amendment
               No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)
 23.2       -  Consent of Arthur Andersen LLP (filed herewith)
 27.1       -  Financial Data Schedule (filed herewith)


       (b)    Reports on Form 8-K

              None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BILLING INFORMATION CONCEPTS CORP.

                                  By: /s/  PARRIS H. HOLMES, JR.
                                     ---------------------------------
                                      Parris H. Holmes, Jr.
                                      Chairman of the Board and
                                      Chief Executive Officer

Date: December 16, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of December, 1996.


          SIGNATURE                                       TITLE
          ---------                                       -----
 /s/  PARRIS H. HOLMES, JR.             Chairman of the Board and Chief Executive
 --------------------------               Officer (Principal Executive Officer)
      Parris H. Holmes, Jr.

  /s/  ALAN W. SALTZMAN                 President and Chief Operating Officer
 --------------------------
       Alan W. Saltzman

  /s/  KELLY E. SIMMONS                 Senior Vice President and Chief Financial Officer
 --------------------------               (Principal Financial and Accounting Officer)
       Kelly E. Simmons

     /s/  LEE COOKE                                      Director
 --------------------------
          Lee Cooke

  /s/  JAMES E. SOWELL                                   Director
 --------------------------
       James E. Sowell

 /s/  THOMAS G. LOEFFLER                                 Director
 --------------------------
      Thomas G. Loeffler


                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                          DESCRIPTION OF EXHIBITS
  ------                                          -----------------------
  3.1       -  Amended and Restated Certificate of Incorporation of Billing (incorporated by reference from
               Exhibit 3.1 to the Amendment No. 1 to the Company's Registration  Statement on  Form 10/A
               dated July 11, 1996)
  3.2       -  Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.2 to the Amendment No. 1 to the Company's Registration Statement on
               Form 10/A dated July 11, 1996)
  3.3       -  Bylaws  of Billing (incorporated by reference from Exhibit 3.3  to the Amendment No. 1 to the
               Company's Registration Statement on Form 10/A dated July 11, 1996)
  4.1       -  Form of Stock Certificate of Common Stock (incorporated by reference from  Exhibit 4.1 to the
               Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)
  8.1       -  Tax  Opinion of Arter & Hadden  (incorporated by  reference from  Exhibit  8.1 to  the Post
               Effective Amendment No. 2 to the Company's Registration Statement on Form  10/A dated August
               1, 1996)
 10.1       -  Distribution Agreement between USLD and Billing (incorporated by reference from Exhibit 10.1 to  the Post Effective Amendment No. 2 to the Company's Registration  Statement on Form 10/A
               dated August 1, 1996)
 10.2       -  Tax Sharing  Agreement between USLD and Billing (incorporated  by reference from Exhibit 10.2 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated  July 11,
               1996)
 10.3       -  Benefit  Plans and Employment Matters Allocation Agreement  between  USLD  and  Billing
               (incorporated by reference from  Exhibit 10.3 to  the Post Effective  Amendment No. 2 to  the
               Company's Registration Statement on Form 10/A dated August 1, 1996)
 10.4       -  Transitional Services and Sublease Agreement between USLD and Billing  (incorporated  by reference  from Exhibit 10.4 to the  Amendment No. 1 to  the Company's Registration Statement
               on Form 10/A dated July 11, 1996)
 10.5       -  Zero Plus -  Zero Minus Billing and Information Management Services Agreement between  USLD and Billing (incorporated by reference from Exhibit 10.5 to the Post Effective Amendment No.
               1 to the Company's Registration Statement on Form 10/A dated July 22, 1996)
 10.6       -  Expense Sharing Agreement between USLD and Billing (incorporated by reference from  Exhibit
               10.6 to the Amendment No.1 to the Company's Registration Statement  on Form 10/A dated July
               11, 1996)
 10.7       -  Telecommunications Agreement between USLD and Billing (incorporate  by reference  from
               Exhibit 10.7 to the Post Effective Amendment No. 1 to the Company's Registration Statement
               on Form 10/A dated July 22, 1996)
 10.8       -  Billing's 1996  Employee Comprehensive Stock Plan (incorporated by reference from  Exhibit
               10.8 to the Amendment No.1 to the Company's Registration Statement on Form 10/A dated July
               11, 1996)
 10.9       -  Amended and Restated 1996 Non-Employee Director Plan of Billing (filed herewith)
 10.10      -  Billing's 1996 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.10 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July  11,
               1996)

 10.11      -  Billing's 401(k) Retirement  Plan (incorporated  by reference from  Exhibit 4.5 to  Billing's
               Registration Statement on Form S-8, File No. 333-08303, filed on July 17, 1996)
 10.12      -  Billing's Executive Compensation Deferral Plan (incorporated by reference from Exhibit 10.12 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A
               dated August 1, 1996)
 10.13      -  Billing's Director Compensation Deferral Plan (incorporated by reference from Exhibit 10.13 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A
               dated August 1, 1996)
 10.14      -  Billing's Executive Qualified Disability Plan (incorporated by reference from  Exhibit 10.14 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11,
               1996)
 10.15      -  Employment Agreement to be entered into between Billing and Parris H. Holmes, Jr.
               (incorporated by reference from  Exhibit 10.15 to the Amendment  No. 1 to  the Company's
               Registration Statement on Form 10/A dated July 11, 1996)
 10.16      -  Employment Agreement to be entered into between  Billing and Alan W. Saltzman (incorporated by reference from Exhibit 10.16 to the Amendment No. 1 to the Company's Registration
               Statement on Form 10/A dated July 11, 1996)
 10.17      -  Employment Agreement to be entered into between Billing and Kelly E. Simmons (incorporated by reference from Exhibit 10.17 to the Amendment No. 1 to the Company's  Registration
               Statement on Form 10/A dated July 11, 1996)
 10.18      -  Amended and Restated Loan and Security Agreement dated  May 22, 1991 between  Zero  Plus
               Dialing Inc. ("ZPDI"), U.S. Long Distance, Inc. ("USLDI"), U.S. Long Distance Corp. ("USLD")
               and Bell Atlantic Capital Corp. (f/k/a Bell Atlantic  -  Tricon Leasing  Corporation  and
               currently FINOVA Capital  Corporation) ("Lender"); Revolving Credit  Note dated May  24, 1991 payable by ZPDI to the order of Lender; Replacement Term Note dated May  24, 1991 payable by
               USLDI to the order of Lender; First Amendment and Joinder to Amended and Restated  Loan and
               Security Agreement dated December 28, 1992 among  ZPDI, USLD, USLDI, U.S.  Billing, Inc.
               ("USBI") and Lender; Second Amendment to Amended and  Restated Loan and  Security Agreement
               dated April 2, 1993 among ZPDI, USLD, USLDI, USBI and Lender; Third Amendment to Amended and
               Restated Loan and Security Agreement dated  October 15, 1993  among ZPDI, USLD,  USLDI, USBI and Lender; Fourth Amendment and Joinder to Amended and Restated Loan and Security  Agreement
               dated October 1, 1993 among ZPDI, USLD, USLDI, USBI, USLD Acquisition Corp.  ("USAcq") and
               Lender; Fifth Amendment and Joinder to Amended and Restated Loan  and Security  Agreement
               dated November 16, 1993 among ZPDI, USLD, USLDI, USBI, USAcq, STS  Telecommunications, Inc.
               ("STS") and Lender; Sixth Amendment to Amended and Restated Loan  and Security  Agreement
               dated December 7, 1993 among ZPDI, USLD, USLDI, USBI, USAcq, STS  and Lender;  Seventh
               Amendment to Amended and Restated Loan  and Security Agreement  dated March  17, 1994 among
               ZPDI, USLD, USLDI, USBI, USAcq, STS, Enhanced Services  Billing, Inc. ("ESBI"),  California
               Acquisition  Corp. ("CAC") and Lender; Corporate Guaranty dated May 24, 1991 executed by USLD for the benefit of Lender;  Corporate Guaranty dated May  24, 1991 executed by USLDI  for the benefit of Lender; Corporate Guaranty  dated May 24, 1991 executed by ZPDI for the benefit of
               Lender; Corporate Guaranty dated May 24, 1991 executed by USLD for the  benefit of Lender;
               Corporate Guaranty dated October 1993 executed by USAcq for the benefit of Lender; Corporate
               Guaranty dated November 1993 executed by STS for the benefit of Lender;  Corporate Guaranty executed by Telecom Acquisition Corp. for the benefit of Lender; Corporate  Guaranty executed by ESBI for the benefit of Lender; Corporate Guaranty executed by  CAC for the  benefit of
               Lender; Escrow and Disbursing Agreement dated May 24 1991 among ZPDI,  Lender and  Texas
               Commerce Bank, N.A. (incorporated by reference from Exhibit 10.18  to  the  Company's
               Registration Statement on Form 10 dated May 26, 1996)

 10.19      -  Master Loan and Security Agreement dated December 31, 1993  between U.S. Long Distance, Inc.
               and BOT Financial Corporation, Continuing Corporate  Guaranty  dated  December  31,  1993 executed by  U.S. Long Distance Corp., Promissory  Notes, dated December 31,  1993, March 31,
               1994, April 28, 1994 and March 29, 1995, Supplemental Security Agreements dated December 31,
               1993, April 28, 1994, March 24, 1995, Promissory Note dated June  28, 1995,  Supplemental
               Security  Agreement dated June 28, 1995, Promissory Note  dated  September  29,  1995,
               Supplemental Security Agreement dated September 29, 1995 and Form  of Continuing Corporate
               Guaranty to be executed by Billing (incorporated by reference from Exhibit 10.19 to the Post
               Effective Amendment No. 1 to the Company's Registration Statement  on Form 10/A  dated July
               22, 1996)
 10.20      -  Software License Agreement dated June 28, 1996 between Saville Systems U.S.,  Inc.  and
               Billing Information Concepts, Inc. (incorporated by reference from Exhibit 10.20 to  the Post
               Effective Amendment No. 2 to the Company's Registration Statement on  Form 10/A dated August
               1, 1996; confidential treatment is being sought for portions of Exhibit 10.20)
 10.21      -  Office Building Lease Agreement dated July 12, 1996 between Medical Plaza  Partners, Ltd. and
               Billing Information Concepts, Inc. (incorporated by reference  from Exhibit 10.21 to the Post
               Effective Amendment  No. 1 to the  Company's Registration Statement  on Form 10/A  dated July
               22, 1996)
 11.1       -  Computation of Earnings Per Share (filed herewith)
 21.1       -  Amended List of Subsidiaries (incorporated by reference  from Exhibit 21.1 to  the Amendment
               No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)
 23.2       -  Consent of Arthur Andersen LLP (filed herewith)
 27.1       -  Financial Data Schedule (filed herewith)
