Form 10-Q
period 1996-12-31
BILLING INFORMATION CONCEPTS CORP
filed 1997-02-14
CIK 1013706

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1996

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

                         Commission File Number 0-28536

                                  -----------

                       BILLING INFORMATION CONCEPTS CORP.

             (Exact name of registrant as specified in its charter)

             DELAWARE                                    74-2781950
  (State or other jurisdiction of                  (IRS Employer ID No.)
   incorporation or organization)
  7411 JOHN SMITH DRIVE, SUITE 200                         78229
        SAN ANTONIO, TEXAS                               (Zip code)
(Address of principal executive offices)

                                 (210) 949-7000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicated below is the number of shares outstanding of the registrant's only class of common stock at February 4, 1997:


             TITLE OF CLASS                   NUMBER OF SHARES
             --------------                     OUTSTANDING
                                              ----------------

      Common Stock, $.01 par value               15,254,198


================================================================================

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                                     INDEX



                                                                                                                               PAGE
PART I        FINANCIAL INFORMATION
Item 1.       Interim Condensed Consolidated Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets - December 31, 1996 and September 30, 1996..............................     3
              Condensed Consolidated Statements of Income - For the Three-Month Periods Ended
                  December 31, 1996 and 1995................................................................................     4
              Condensed Consolidated Statements of Cash Flows - For the Three-Month Periods Ended
                  December 31, 1996 and 1995................................................................................     5
              Notes to Interim Condensed Consolidated Financial Statements..................................................     6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........................     8
PART II       OTHER INFORMATION
Item 1.       Legal Proceedings.............................................................................................    13
Item 2.       Changes in Securities.........................................................................................    13
Item 3.       Defaults Upon Senior Securities...............................................................................    13
Item 4.       Submission of Matters to a Vote of Security Holders...........................................................    13
Item 5.       Other Information.............................................................................................    13
Item 6.       Exhibits and Reports on Form 8-K..............................................................................    14
SIGNATURES    ..............................................................................................................    15

                          PART I FINANCIAL INFORMATION
          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                                                        1996             1996
                                                                                                    ------------     -------------
Current assets:
  Cash and cash equivalents......................................................................   $   30,456        $   34,135
  Accounts receivable............................................................................       16,666            17,707
  Purchased receivables..........................................................................       61,532            70,920
  Prepaids and other.............................................................................          996               883
                                                                                                    ----------        ----------
    Total current assets.........................................................................      109,650           123,645
Property and equipment, net......................................................................       14,607             9,380
Equipment held under capital leases, net.........................................................        3,452             3,519
Other assets, net................................................................................        1,920             1,238
                                                                                                    ----------        ----------
    Total assets.................................................................................   $  129,629        $  137,782
                                                                                                    ==========        ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
   Trade.........................................................................................   $   11,791        $   12,743
   Billing customers.............................................................................       50,577            50,974
Accrued liabilities..............................................................................       30,656            25,889
Revolving line of credit for purchased receivables...............................................          211            19,010
Current portion of long-term debt................................................................          795               603
Current portion of obligations under capital leases..............................................          893               896
                                                                                                    ----------        ----------
     Total current liabilities...................................................................       94,923           110,115
Long-term debt, less current portion.............................................................        3,095             2,370
Obligations under capital leases, less current portion...........................................        2,430             2,666
                                                                                                    ----------        ----------
     Total liabilities...........................................................................      100,448           115,151
Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or
   outstanding at December 31 or September 30....................................................            0                 0
  Common stock, $0.01 par value, 60,000,000 shares authorized; 15,157,361 shares issued and outstanding at December 31; 15,045,709 shares issued and outstanding
   at September 30...............................................................................          152               151
Additional paid-in capital.......................................................................       21,428            19,790
Retained earnings................................................................................        7,601             2,690
                                                                                                    ----------        ----------
     Total stockholders' equity..................................................................       29,181            22,631
                                                                                                    ----------        ----------
     Total liabilities and stockholders' equity..................................................   $  129,629        $  137,782
                                                                                                    ==========        ==========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                             DECEMBER 31,
                                                                                                   -----------------------------
                                                                                                        1996             1995
                                                                                                   -------------     -----------
Operating revenues...............................................................................    $  27,818         $  23,354
Cost of services.................................................................................       17,958            15,306
                                                                                                     ---------         ---------
Gross profit.....................................................................................        9,860             8,048
Selling, general and administrative expenses.....................................................        2,903             2,392
Advance funding program income...................................................................       (1,749)           (1,324)
Advance funding program expense..................................................................          324               278
Depreciation and amortization expense............................................................          521               439
                                                                                                     ---------         ---------
Income from operations...........................................................................        7,861             6,263
Other income (expense):
  Interest income................................................................................          242               231
  Interest expense...............................................................................         (119)              (80)
  Other, net.....................................................................................          (62)              (47)
                                                                                                     ---------         ---------
   Total other income (expense)..................................................................           61               104
                                                                                                     ---------         ---------
Income before income taxes.......................................................................        7,922             6,367
Income tax expense...............................................................................       (3,011)           (2,419)
                                                                                                     ---------         ---------
Net income.......................................................................................    $   4,911         $   3,948
                                                                                                     =========         =========


Net income per common share......................................................................    $    0.30         $       -
Pro forma net income per common share (See Note 1)...............................................    $       -         $    0.27
Weighted average common shares and common share equivalents outstanding..........................       16,195                 -
Pro forma weighted average common shares and common share equivalents
  outstanding (See Note 1).......................................................................            -            14,853


        The accompanying notes are an integral part of these condensed consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                             DECEMBER 31,
                                                                                                   -----------------------------
                                                                                                        1996             1995
                                                                                                   -------------     -----------
Cash flows from operating activities:
  Net income.....................................................................................    $   4,911         $   3,948
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization................................................................          521               439
    Deferred compensation........................................................................            0                 3
    Changes in operating assets and liabilities:
     Decrease in accounts receivable.............................................................        1,041             2,478
     Increase in prepaids and other..............................................................         (114)             (150)
     Increase (decrease) in accounts payable.....................................................         (952)            5,630
     Increase (decrease) in accrued liabilities..................................................        1,307           (13,361)
     Increase in other liabilities...............................................................            0                35
                                                                                                     ---------         ---------
Net cash provided by (used in) operating activities..............................................        6,714              (978)
Cash flows from investing activities:
  Purchase of property and equipment.............................................................       (5,628)             (233)
  Collections of purchased receivables from billing customers, net...............................        9,388             5,711
  Collections of proceeds due (payments made) to billing customers, net..........................         (397)            6,370
  Collections of sales taxes due on behalf of billing customers, net.............................        4,311             4,521
  Other investing activities.....................................................................         (734)               59
                                                                                                     ---------         ---------
Net cash provided by investing activities........................................................        6,940            16,428
Cash flows from financing activities:
  Payments on revolving line of credit for purchased receivables, net............................      (18,799)           (1,128)
  Proceeds from issuance of long-term debt.......................................................        1,063                 0
  Payments on long-term debt.....................................................................         (146)              (64)
  Payments on capital leases.....................................................................         (238)             (108)
  Proceeds from issuance of common stock.........................................................          787                 0
  Transfers to affiliates........................................................................            0            (2,339)
                                                                                                     ---------         ---------
Net cash used in financing activities............................................................      (17,333)           (3,639)
                                                                                                     ---------         ---------
Net increase (decrease) in cash and cash equivalents.............................................       (3,679)           11,811
Cash and cash equivalents, beginning of period...................................................       34,135            26,770
                                                                                                     ---------         ---------
Cash and cash equivalents, end of period.........................................................    $  30,456         $  38,581
                                                                                                     =========         =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The interim condensed consolidated financial statements included herein have been prepared by Billing Information Concepts Corp. ("Billing") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified for comparative purposes.

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

     On August 2, 1996, U.S. Long Distance Corp. ("USLD") distributed to its stockholders all of the outstanding shares of common stock of Billing (the "Distribution") with the result being that Billing became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business previously owned by USLD. Since Billing had no publicly held common shares outstanding prior to the Distribution, net income per common share and weighted average common shares outstanding for the quarter ended December 31, 1995 are presented on a pro forma basis. The pro forma weighted average shares outstanding during the quarter ended December 31, 1995 gives effect to the number of shares assumed to be issued had the Distribution occurred at the beginning of the period and differs from the number of shares assumed to be outstanding at the end of the period due to the assumed conversions of options and warrants that were assumed to be outstanding during the period. The unaudited pro forma per share data is presented for informational purposes only and should not be considered indicative of the operating results which the Company will achieve in the future because, among other things, this data is based on historical rather than prospective information and includes certain assumptions which are subject to change.

NOTE 2. STATEMENT OF CASH FLOWS

         Cash payments and non-cash activities during the periods indicated were as follows:

                                                                                                 THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                                 ------------------
                                                                                                 1996         1995
                                                                                                 ----         -----
                                                                                                   (IN THOUSANDS)
         Cash payments for income taxes......................................................    $1,612       $    0
         Cash payments for interest..........................................................       632          366
         Tax benefit recognized in connection with stock option exercises....................       852            0

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

     As of December 31, 1996, the Company is obligated to pay a company approximately $10.0 million for license and service fees under a non-exclusive, perpetual software license and related services agreements.

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

                                                                                                 THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                                 ------------------
                                                                                                 1996         1995
                                                                                                 ----         -----
                                                                                                   (IN THOUSANDS)
         Sales to USLD......................................................................     $1,198       $1,362
         Purchases from USLD................................................................        901          595

     In addition, at December 31 and September 30, 1996, the Company's accounts receivable balance includes $779,000 and $998,000, respectively, and the billing customers accounts payable balance includes $1,083,000 and $1,337,000, respectively, related to billing services performed for USLD. The Company also had $774,000 and $1,288,000 payable to USLD included in accrued liabilities at December 31 and September 30, 1996, respectively, and $971,000 and $1,034,000 payable to USLD included in long-term debt at December 31 and September 30, 1996, respectively.

NOTE 5. REVOLVING LINE OF CREDIT

     The Company obtained a $50.0 million revolving line of credit facility with certain commercial lending institutions effective December 23, 1996 to finance the purchase of accounts receivable under the Company's Advance Funding Program and for general corporate purposes. The credit facility terminates on December 20, 1999 and bears interest at a variable rate based on the prime rate or federal funds rate as determined by a formula defined in the credit agreement. The facility is secured by the related accounts receivable, the stock of Billing's subsidiaries and various other assets of the Company. Under the most restrictive terms of the credit agreement, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all such covenants at December 31, 1996. The amount borrowed by the Company and the amount available for borrowing under this credit facility was $211,000 and $47.4 million, respectively, at December 31, 1996.

ITEM 2.

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three-month periods ended December 31, 1996 and 1995. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended December 31.

GENERAL

     On August 2, 1996, USLD distributed to its stockholders all of the outstanding shares of common stock of the Company (the "Distribution") which, prior to the Distribution, was a wholly-owned subsidiary of USLD. Upon the completion of the Distribution, Billing became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business ("Billing Group Business") previously owned by USLD (see "Effects of Spinoff of Billing Group Business" below).

RESULTS OF OPERATIONS

     The following table presents certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues:

                                                                                                 THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                              ---------------------
                                                                                                 1996         1995
                                                                                              ---------    --------
Operating revenues...........................................................................   100.0%       100.0%
Cost of services.............................................................................    64.6         65.5
                                                                                                -----        -----
Gross profit.................................................................................    35.4         34.5
Selling, general and administrative expenses.................................................    10.4         10.2
Advance funding program income...............................................................    (6.3)        (5.7)
Advance funding program expense..............................................................     1.2          1.2
Depreciation and amortization expense........................................................     1.9          1.9
                                                                                                -----        -----
Income from operations.......................................................................    28.3         26.8
Other income, net............................................................................     0.2          0.4
                                                                                                -----        -----
Income before income taxes...................................................................    28.5         27.3
Income tax expense...........................................................................   (10.8)       (10.4)
                                                                                                -----        -----
Net income...................................................................................    17.7%        16.9%
                                                                                                =====        =====

Operating Revenues

     The Company's revenues are primarily derived from providing billing clearinghouse and information management services to direct dial long distance carriers and operator services providers. Revenues are also derived from enhanced billing services provided to companies that offer 900 services or other non-regulated telecommunications equipment and services. Fees charged by the Company include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Processing fees also include any charges assessed to the Company by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end-users.

     Billing services revenues increased 19.1% to $27.8 million in the first quarter of 1997 compared to $23.4 million in the first quarter of 1996. The revenue increase is primarily attributable to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Revenues derived from operator services customers in the first quarter of 1997 were virtually unchanged from the comparable prior year quarter. This lack of operator services revenue growth is attributable to several factors, including an awareness on the part of the consumer of the ability of the telephone user to select a carrier of choice by dialing access codes of carriers other than the carrier contracted by the telephone owner, resulting in a lower number of billable telephone calls generated by the Company's customers. Telephone call record volumes (exclusive of records processed for billing management customers) were as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                1996          1995
                                                                                               ------        ------
                                                                                                    (IN MILLIONS)
         Direct dial long distance services..................................................   119.2         88.6
         Operator services...................................................................    30.0         31.5
         Enhanced billing services...........................................................     1.8          2.1

     Revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Company's other customers, and thus, the volume of records processed for billing management customers is not presented in the table above.

Cost of Services

     Cost of services includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts on to its customers.

     The gross profit margin of 35.4% reported for the quarter ended December 31, 1996 increased from 34.5% achieved in the comparable prior year quarter. This increase was primarily attributable to lower billing and collection fees which were partially offset by higher customer service costs. The lower billing and collection fees as a percentage of revenues were the result of growth of the Company's higher gross margin business.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Additionally, a portion of the expense of certain USLD corporate functions, such as treasury, financial reporting, investor relations, legal, payroll and management information systems has been allocated to the Company and is reflected in its historical operating results for the quarter ended December 31, 1995.

     SG&A expenses for the first quarter of 1997 were $2.9 million, representing 10.4% of revenues, compared to $2.4 million in the first quarter of 1996, or 10.2% of revenues. SG&A expenses as a percentage of revenues may increase in subsequent periods due to costs incurred in connection with the Company taking occupancy of new facilities.

Advance Funding Program Income and Expense

     Advance funding program income increased 32.1% to $1.7 million for the first quarter of 1997 from $1.3 million for the first quarter of 1996. The increase was primarily the result of financing a higher level of customer receivables under the Company's advance funding program. The monthly average balance of purchased receivables was $69.2 million and $50.7 million for the quarter ended December 31, 1996 and comparable prior year quarter, respectively.

     Advance funding program expense increased 16.5% to $324,000 for the first quarter of 1997 from $278,000 for the first quarter of 1996. Although increasing from quarter to quarter, advance funding program expense declined relative to advance funding program income due to the Company financing a higher percentage of purchased receivables with internally generated funds. The Company anticipates making certain capital expenditures over the next two years (see "Liquidity and Capital Resources") and remitting certain sales taxes during the next several quarters. Consequently, advance funding program expense may increase in subsequent periods due to increased borrowings under the Company's credit facility.

Income from Operations

     Income from operations in the first quarter of 1997 increased to $7.9 million, or 28.3% of revenues, from $6.3 million, or 26.8% of revenues, in the first quarter of 1996. The increase in income from operations as a percentage of revenues is primarily attributable to a higher gross profit margin and higher net advance funding program income, as discussed above.

EFFECTS OF SPINOFF OF BILLING GROUP BUSINESS

     The unaudited Condensed Consolidated Statements of Income included in this report reflect the operations of the Company for the quarters ended December 31, 1996 and 1995. Included below is supplemental unaudited consolidated pro forma financial information that management believes is important to provide an understanding of the results of operations of the Company on a stand-alone basis. Pro Forma Condensed Consolidated Statements of Income are presented below on a quarterly and annual basis for 1996. These Pro Forma Condensed Consolidated Statements of Income are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Pro Forma Condensed Consolidated Statements of Income give effect to the Distribution as if it had occurred at the beginning of 1996. The number of weighted average shares outstanding used in the calculation of the pro forma per share data gives effect to the shares assumed to be issued had the Distribution occurred at the beginning of each period presented.

     The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes to the pro forma financial statements and with the Company's historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein and in the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A dated August 1, 1996 and the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The pro forma financial statements should not be considered indicative of the operating results which the Company will achieve in the future because, among other things, these statements are based on historical rather than prospective information and include certain assumptions which are subject to change.

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

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                   THREE MONTHS ENDED
                                                                    ----------------------------------------------  YEAR ENDED
                                                                     DEC. 31,     MAR. 31,    JUNE 30,   SEPT. 30,   SEPT. 30,
                                                                    ---------   ---------    ---------   ---------  -----------
                                                                       1995        1996         1996        1996        1996
                                                                       ----        ----         ----        ----        ----
Operating revenues...............................................   $  23,354   $  26,947    $  25,729   $  27,854  $   103,884
Cost of services.................................................      15,306      16,839       16,640      18,083       66,868
                                                                    ---------   ---------    ---------   ---------  -----------

 Gross profit....................................................       8,048      10,108        9,089       9,771       37,016
Selling, general and administrative expenses.....................       2,392       2,964        3,239       2,850       11,445
Advance funding program income...................................      (1,324)     (1,644)      (1,805)     (1,791)      (6,564)
Advance funding program expense (A)..............................         696         738          640         686        2,760
Depreciation and amortization expense............................         439         501          567         620        2,127
                                                                    ---------   ---------    ---------   ---------  -----------

 Income from operations..........................................       5,845       7,549        6,448       7,406       27,248
Other income (expense), net......................................         104         132           96        (180)         152
                                                                    ---------   ---------    ---------   ---------- -----------

Income before income taxes.......................................       5,949       7,681        6,544       7,226       27,400
Income tax expense (B)...........................................      (2,260)     (2,919)      (2,486)     (2,746)     (10,411)
                                                                    ---------   ---------    ---------   ---------  -----------
Net income.......................................................   $   3,689   $   4,762    $   4,058   $   4,480  $    16,989
                                                                    =========   =========    =========   =========  ===========

Net income per common share......................................       $0.25       $0.31        $0.26       $0.28        $1.10

Weighted average common shares outstanding.......................      14,853      15,189       15,715      15,783       15,385



Notes to unaudited pro forma condensed consolidated statements of income:

(A) Reflects an adjustment to increase interest expense for the assumed borrowings for the cash transfer made to USLD of $11,713,000 in accordance with the terms of the Distribution Agreement and cash payments for direct costs incurred in connection with the Distribution of approximately $9,200,000. Interest expense was calculated at a rate of 8.0% per annum.
(B) Reflects related income tax effect of the interest expense adjustment in note (A).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased to $30.5 million at December 31, 1996 from $34.1 million at September 30, 1996. The Company's working capital position increased to $14.7 million at December 31, 1996 from $13.5 million at September 30, 1996 and its current ratio was 1.2:1 and 1.1:1 at December 31 and September 30, 1996, respectively. Net cash provided by operating activities was $6.7 million and $3.3 million in the first quarter of 1997 and 1996, respectively, and reflected the increase in net income from the prior year quarter.

     In December 1996, the Company obtained a new $50 million revolving line of credit facility with certain lenders to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies and for general corporate purposes. This new credit facility terminates on December 20, 1999 and provides the Company with more favorable terms than those of the Company's previous credit facility. Management believes that the capacity under the revolving credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. The amount borrowed by the Company under its credit facility to finance the advance funding program was $211,000 and $19.0 million at December 31 and September 30, 1996, respectively. At December 31, 1996, the amount available under the Company's receivable financing facility was $47.4 million.

     In addition to the revolving line of credit facility described above, the Company is obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at December 31, 1996 was approximately $9.6 million, due in varying amounts through October 2000. The Company is also obligated under its own equipment financing agreements. Under certain of the credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. Cross-default provisions of certain of the Company's equipment loans may place the Company in default of such loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed. The Company was in compliance with all required covenants at December 31 and September 30, 1996.

     Capital expenditures amounted to approximately $5.6 million in the first quarter of 1997 and related primarily to the purchase of computer equipment and software. During the first quarter of 1997, the Company financed approximately $1.1 million of equipment through a term debt agreement with a lender. To facilitate and support the growth anticipated in its business, the Company plans to invest a total of approximately $20 million to $25 million in capital expenditures over the next 12 to 18 months, including approximately $18 million to develop and create information systems that will enable it to offer "direct billing" and "invoice ready" services to its customers. These expenditures, if made, will be focused in the areas of software development, computer hardware and local telephone company agreements. The Company has entered into a non-exclusive, perpetual software license and related services agreements with Saville Systems US, Inc. ("Saville") for the provision of certain of these items. The Company's agreements with Saville include fees for licensing, implementation and customization of the software, annual software maintenance and assistance in utilizing the software products. In relation to this development effort, the Company is currently discussing additional local telephone company agreements with the local telephone companies for the implementation of "invoice ready" billing services. The Company believes that it will be able to fund expenditures for the new billing services with internally generated funds and borrowings, but there can be no assurance that such funds will be available or will be invested in these projects. As of December 31, 1996, the Company had expended approximately $6.4 million in support of these projects and a total of approximately $10.5 million in capital expenditures since becoming a separate public company.

     The Company's operating cash requirements consist principally of working capital requirements, requirements under its advance funding program, scheduled payments of principal on its outstanding indebtedness and capital expenditures. The Company believes that it has the ability to continue to secure long-term equipment financing and that this ability, combined with cash flows generated from operations and periodic borrowings under its receivable financing facility, will be sufficient to fund capital expenditures, advance funding requirements, working capital needs and debt repayment requirements for the foreseeable future.

                           PART II OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

   EXHIBIT
    NUMBER                                                DESCRIPTION
   -------                                                -----------
      3.1      Amended and Restated Certificate of Incorporation of Billing (incorporated by reference from Exhibit 3.1 to the
               Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)
      3.2      Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from
               Exhibit 3.2 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)
      3.3      Bylaws of Billing (incorporated by reference from Exhibit 3.3 to the Amendment No. 1 to the Company's Registration
               Statement on Form 10/A dated July 11, 1996)
      4.1      Form of Stock Certificate of Common Stock (incorporated by reference from Exhibit 4.1 to the Amendment No. 1 to the
               Company's Registration Statement on Form 10/A dated July 11, 1996)
     10.1+     Credit Agreement dated December 20, 1996, among Billing Information Concepts, Inc., The Frost
               National Bank and The Boatmen's National Bank of St. Louis (filed herewith)
     10.3      Parent Guaranty dated December 20, 1996, between Billing Information Concepts Corp. and The Frost National Bank
               (filed herewith)
     10.4      Affiliate Guaranty dated December 20, 1996, between Enhanced Services Billing, Inc. and The Frost National Bank 10.5
               Promissory Note dated December 20, 1996, between Billing Information Concepts, Inc. and The Boatmen's National Bank
               of St. Louis (filed herewith)
     10.6      Promissory Note dated December 20, 1996, between Billing Information Concepts, Inc. and The Frost National Bank
               (filed herewith)
     10.7      Stock Pledge Agreement dated December 20, 1996, between Billing Information Concepts Corp. and The Frost National
               Bank (filed herewith)
     10.8      Security Agreement dated December 20, 1996, between Billing Information Concepts, Inc. and The Frost National Bank
               (filed herewith)
     11.1      Computation of Earnings Per Share (filed herewith)
     27.1      Financial Data Schedule (filed herewith)

----------

+ Confidential treatment will be requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

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

                                    BILLING INFORMATION CONCEPTS CORP.
                                               (Registrant)

Date: February 12, 1997             By:   /s/  KELLY E. SIMMONS
                                       ----------------------------------------
                                                  Kelly E. Simmons
                                              Senior Vice President
                                             Chief Financial Officer
                                          (Duly authorized and principal
                                                financial officer)

                                 EXHIBIT INDEX

   EXHIBIT                                                DESCRIPTION
   -------                                                -----------
      3.1      Amended and Restated Certificate of Incorporation of Billing (incorporated by reference from
               Exhibit 3.1 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated
               July 11, 1996)
      3.2      Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from  Exhibit 3.2 to the Amendment No. 1 to the Company's Registration Statement on
               Form 10/A dated July 11, 1996)
      3.3      Bylaws of Billing (incorporated by reference from Exhibit 3.3 to the Amendment No. 1 to the
               Company's Registration Statement on Form 10/A dated July 11, 1996)
      4.1      Form of Stock Certificate of Common Stock (incorporated by reference from Exhibit 4.1 to the
               Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)
     10.1*     Credit Agreement dated December 20, 1996, among Billing Information Concepts, Inc., The Frost
               National Bank and The Boatmen's National Bank of St. Louis
     10.3      Parent Guaranty dated December 20, 1996, between Billing Information Concepts Corp. and The
               Frost National Bank
     10.4      Affiliate Guaranty dated December 20, 1996, between Enhanced Services Billing, Inc. and The
               Frost National Bank
     10.5      Promissory Note dated December 20, 1996, between Billing Information Concepts, Inc. and The
               Boatmen's National Bank of St. Louis
     10.6      Promissory Note dated December 20, 1996, between Billing Information Concepts, Inc. and The
               Frost National Bank
     10.7      Stock Pledge Agreement dated December 20, 1996, between Billing Information Concepts Corp. and
               The Frost National Bank
     10.8      Security Agreement dated December 20, 1996, between Billing Information Concepts, Inc. and The
               Frost National Bank
     11.1      Computation of Earnings Per Share
     27.1      Financial Data Schedule

*Confidential treatment will be requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.