Form 10-Q
period 1997-03-31
BILLING INFORMATION CONCEPTS CORP
filed 1997-05-15
CIK 1013706

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997
                                       or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at May 5, 1997:

                                              NUMBER OF SHARES
             TITLE OF CLASS                     OUTSTANDING
             --------------                     -----------
      Common Stock, $.01 par value               15,418,187

================================================================================

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                                     INDEX

                                                                                                                          PAGE
                                                                                                                          ----
PART I        FINANCIAL INFORMATION

Item 1.       Interim Condensed Consolidated Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets - March 31, 1997 and September 30, 1996............................     3
              Condensed Consolidated Statements of Income - For the Three and Six Months Ended
                  March 31, 1997 and 1996..............................................................................     4
              Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
                  March 31, 1997 and 1996..............................................................................     5
              Notes to Interim Condensed Consolidated Financial Statements.............................................     6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations....................     9

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................................    15
Item 4.       Submission of Matters to a Vote of Security Holders......................................................    15
Item 6.       Exhibits and Reports on Form 8-K.........................................................................    15

SIGNATURE..............................................................................................................    16

                          PART I FINANCIAL INFORMATION
          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                            MARCH 31,   SEPTEMBER 30,
                                                                                              1997         1996
                                                                                           ----------   -------------
                                                   ASSETS
Current assets:
  Cash and cash equivalents .............................................................   $ 29,873       $ 34,135
  Accounts receivable ...................................................................     22,083         17,707
  Purchased receivables .................................................................     80,982         70,920
  Prepaids and other ....................................................................      1,869            883
                                                                                            --------       --------
    Total current assets ................................................................    134,807        123,645
Property and equipment, net .............................................................     18,831          9,380
Equipment held under capital leases, net ................................................      3,363          3,519
Other assets, net .......................................................................      2,108          1,238
                                                                                            --------       --------
    Total assets ........................................................................   $159,109       $137,782
                                                                                            ========       ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable:
    Trade ...............................................................................   $ 14,453       $ 12,743
    Billing customers ...................................................................     47,949         50,974
   Accrued liabilities ..................................................................     24,597         25,889
   Revolving line of credit for purchased receivables ...................................     25,967         19,010
   Current portion of long-term debt ....................................................        973            603
   Current portion of obligations under capital leases ..................................        908            896
                                                                                            --------       --------
     Total current liabilities ..........................................................    114,847        110,115
Long-term debt, less current portion ....................................................      3,675          2,370
Obligations under capital leases, less current portion ..................................      2,201          2,666
                                                                                            --------       --------
     Total liabilities ..................................................................    120,723        115,151
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or
   outstanding at March 31 or September 30 ..............................................          0              0
  Common stock, $0.01 par value, 60,000,000 shares authorized; 15,295,720 shares issued and outstanding at March 31; 15,045,709 shares issued and outstanding
   at September 30 ......................................................................        153            151
Additional paid-in capital ..............................................................     25,475         19,790
Retained earnings .......................................................................     12,758          2,690
                                                                                            --------       --------
     Total stockholders' equity .........................................................     38,386         22,631
                                                                                            --------       --------
     Total liabilities and stockholders' equity .........................................   $159,109       $137,782
                                                                                            ========       ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     MARCH 31,                       MARCH 31,
                                                             -------------------------       ------------------------
                                                               1997            1996            1997            1996
                                                             --------        --------        --------        --------
Operating revenues ......................................    $ 27,382        $ 26,947        $ 55,200        $ 50,301
Cost of services ........................................      16,936          16,839          34,894          32,145
                                                             --------        --------        --------        --------
Gross profit ............................................      10,446          10,108          20,306          18,156
Selling, general and administrative expenses ............       2,995           2,964           5,898           5,356
Advance funding program income ..........................      (1,735)         (1,644)         (3,484)         (2,968)
Advance funding program expense .........................         165             320             489             598
Depreciation and amortization expense ...................         826             501           1,347             940
                                                             --------        --------        --------        --------
Income from operations ..................................       8,195           7,967          16,056          14,230
Other income (expense):
  Interest income .......................................         190             255             432             486
  Interest expense ......................................        (124)            (74)           (243)           (154)
  Other, net ............................................          56             (49)             (6)            (96)
                                                             --------        --------        --------        --------
   Total other income ...................................         122             132             183             236
                                                             --------        --------        --------        --------
Income before income taxes ..............................       8,317           8,099          16,239          14,466
Income tax expense ......................................      (3,160)         (3,078)         (6,171)         (5,497)
                                                             --------        --------        --------        --------
Net income ..............................................    $  5,157        $  5,021        $ 10,068        $  8,969
                                                             ========        ========        ========        ========


Net income per common share .............................    $   0.32        $     --        $   0.62        $     --
Pro forma net income per common share (See Note 2) ......    $     --        $   0.33        $     --        $   0.60
Weighted average common shares and common share
     equivalents outstanding ............................      16,244              --          16,220              --
Pro forma weighted average common shares and
     common share equivalents outstanding (See Note 2) ..          --          15,189              --          15,021


         The accompanying notes are an integral part of these condensed consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   MARCH 31,
                                                                           ------------------------
                                                                             1997            1996
                                                                           --------        --------
Cash flows from operating activities:
  Net income ..........................................................    $ 10,068        $  8,969
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................       1,347             940
    Deferred compensation .............................................           0               7
    Gain on disposition of equipment ..................................         (73)              0
    Changes in operating assets and liabilities:
     Increase in accounts receivable ..................................      (4,376)         (2,255)
     Increase in prepaids and other ...................................        (986)           (107)
     Increase (decrease) in accounts payable ..........................       1,710          (1,682)
     Increase (decrease) in accrued liabilities .......................      (1,430)            985
     Increase in other liabilities ....................................           0              35
                                                                           --------        --------
Net cash provided by operating activities .............................       6,260           6,892
Cash flows from investing activities:
  Purchases of property and equipment .................................     (10,582)         (1,196)
  Payments for purchased receivables from billing customers, net ......     (10,062)         (7,153)
  Payments made to billing customers, net .............................      (3,025)         (2,026)
  Collections of sales taxes due on behalf of billing customers, net ..       3,886           4,574
  Proceeds from sale of equipment .....................................         125               0
  Other investing activities ..........................................        (982)            424
                                                                           --------        --------
Net cash used in investing activities .................................     (20,640)         (5,377)
Cash flows from financing activities:
  Draws on revolving line of credit for purchased receivables, net ....       6,957             656
  Proceeds from issuance of long-term debt ............................       2,014               0
  Payments on long-term debt ..........................................        (339)           (155)
  Payments on capital leases ..........................................        (453)           (220)
  Proceeds from issuance of common stock ..............................       1,939               0
  Transfers from affiliates ...........................................           0           4,016
                                                                           --------        --------
Net cash provided by financing activities .............................      10,118           4,297
                                                                           --------        --------
Net increase (decrease) in cash and cash equivalents ..................      (4,262)          5,812
Cash and cash equivalents, beginning of period ........................      34,135          26,770
                                                                           --------        --------
Cash and cash equivalents, end of period ..............................    $ 29,873        $ 32,582
                                                                           ========        ========



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

NOTE 2. EARNINGS PER SHARE

        On August 2, 1996, U.S. Long Distance Corp. ("USLD") distributed to its stockholders all of the outstanding shares of common stock of Billing (the "Distribution") with the result being that Billing became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business previously owned by USLD. Since Billing had no publicly held common shares outstanding prior to the Distribution, net income per common share and weighted average common shares outstanding for the quarter and six months ended March 31, 1996 are presented on a pro forma basis. The pro forma weighted average shares outstanding during the quarter and six months ended March 31, 1996, gives effect to the number of shares assumed to be issued had the Distribution occurred at the beginning of the period and differs from the number of shares assumed to be outstanding at the end of the period due to the assumed conversions of options and warrants that were assumed to be outstanding during the period. The unaudited pro forma per share data is presented for informational purposes only and should not be considered indicative of the operating results which the Company will achieve in the future because, among other things, this data is based on historical rather than prospective information and includes certain assumptions which are subject to change.

        In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and earlier application is not permitted. After the effective date, SFAS No. 128 requires restatement of all prior period EPS data presented. Management of the Company does not anticipate the adoption of SFAS No. 128 will have a material impact on the Company's financial position or results of operations.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. EARNINGS PER SHARE (CONTINUED)

        The pro forma effect of adopting SFAS No. 128 on EPS data is as follows:

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                            MARCH 31,               MARCH 31,
                                       ------------------      ------------------
                                        1997        1996        1997        1996
                                       ------      ------      ------      ------
Primary EPS as reported ...........    $ 0.32      $ 0.33      $ 0.62      $ 0.60
Pro forma effect of SFAS No. 128 ..      0.02        0.02        0.04        0.03
                                       ------      ------      ------      ------
Basic EPS as restated .............    $ 0.34      $ 0.35      $ 0.66      $ 0.63
                                       ======      ======      ======      ======

Fully diluted EPS as reported .....    $ 0.32      $ 0.33      $ 0.62      $ 0.59
Pro forma effect of SFAS No. 128 ..        --          --          --        0.01
                                       ------      ------      ------      ------
Diluted EPS as restated ...........    $ 0.32      $ 0.33      $ 0.62      $ 0.60
                                       ======      ======      ======      ======


        Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of options and warrants that were outstanding during the period.

NOTE 3. STATEMENT OF CASH FLOWS

        Cash payments and non-cash activities during the periods indicated were as follows:

                                                                         SIX MONTHS ENDED
                                                                             MARCH 31,
                                                                       -------------------
                                                                        1997         1996
                                                                       ------       ------
                                                                          (IN THOUSANDS)
Cash payments for income taxes ....................................    $6,648       $4,999
Cash payments for interest ........................................       835          775
Tax benefit recognized in connection with stock option exercises ..     3,748            0

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

        As of March 31, 1997, the Company is obligated to pay approximately $3.0 million for license and service fees under a non-exclusive, perpetual software license and related services agreements. The Company is also obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at March 31, 1997 was approximately $8.5 million, due in varying amounts through October 2000.

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

                                                        SIX MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                        1997        1996
                                                       ------      ------
                                                          (IN THOUSANDS)
Sales to USLD .....................................    $2,362      $2,594
Purchases from USLD ...............................     1,240       1,544

        In addition, at March 31, 1997 and September 30, 1996, the Company's accounts receivable balance includes $883,000 and $998,000, respectively, and the billing customers accounts payable balance includes $947,000 and $1,337,000, respectively, related to billing services performed for USLD. The Company also had $96,000 and $1,288,000 payable to USLD included in accrued liabilities at March 31, 1997 and September 30, 1996, respectively, and $904,000 and $1,034,000 payable to USLD included in long-term debt at March 31, 1997 and September 30, 1996, respectively.

        From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the six months ended March 31, 1997, was $1.1 million which was the amount outstanding at March 31, 1997.

NOTE 6. REVOLVING LINE OF CREDIT

        The Company obtained a $50.0 million revolving line of credit facility with certain commercial lending institutions effective December 23, 1996, to finance the purchase of accounts receivable under the Company's Advance Funding Program and for general corporate purposes. The credit facility terminates on December 20, 1999, and bears interest at a variable rate based on the prime rate or federal funds rate as determined by a formula defined in the credit agreement. The facility is secured by the related accounts receivable, the stock of Billing's subsidiaries and various other assets of the Company. Under the most restrictive terms of the credit agreement, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all such covenants at March 31, 1997. The amount borrowed by the Company and the amount available for borrowing under this credit facility was $26.0 million and $24.0 million, respectively, at March 31, 1997.

NOTE 7. NEW ACCOUNTING STANDARDS

        In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125". SFAS No. 127 amends the effective date for certain provisions of SFAS No. 125 to December 31, 1997. Management of the Company does not anticipate the adoption of SFAS No.'s 125 and 127 will have a material impact on the Company's financial position or results of operations.

NOTE 8. SUBSEQUENT EVENTS

        In May 1997, the Company signed a letter of intent to acquire Computer Resources Management, Inc. ("CRM"), a privately owned, direct billing company located in San Antonio, Texas. Revenues for CRM were over $6.0 million in calendar 1996. The Company anticipates that this acquisition will be completed on or about June 1, 1997. The closing of this acquisition is subject to certain conditions including, among other things, the negotiation, execution and delivery of a definitive acquisition agreement and the satisfactory completion of due diligence. The Company is currently evaluating the impact this acquisition, if completed as planned, would have on the Company's internal direct billing development efforts.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the consolidated financial condition and results of operations of the Company for the quarter and six months ended March 31, 1997 and 1996. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1996. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended March 31.

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

RESULTS OF OPERATIONS

         The following table presents certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues:

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            MARCH 31,                          MARCH 31,
                                                                -------------------------------    ------------------------------
                                                                     1997             1996              1997             1996
                                                                -------------     -------------    -------------     ------------
Operating revenues............................................      100.0%           100.0%            100.0%           100.0%
Cost of services..............................................       61.9             62.5              63.2             63.9
                                                                    -----            -----             -----            -----
Gross profit..................................................       38.1             37.5              36.8             36.1
Selling, general and administrative expenses..................       10.9             11.0              10.7             10.6
Advance funding program income................................       (6.3)            (6.1)             (6.3)            (5.9)
Advance funding program expense...............................        0.6              1.2               0.9              1.2
Depreciation and amortization expense.........................        3.0              1.9               2.4              1.9
                                                                    -----            -----             -----            -----
Income from operations........................................       29.9             29.6              29.1             28.3
Other income, net.............................................        0.4              0.5               0.3              0.5
                                                                    -----            -----             -----            -----
Income before income taxes....................................       30.4             30.1              29.4             28.8
Income tax expense............................................      (11.5)           (11.4)            (11.2)           (10.9)
                                                                    -----            -----             -----            -----
Net income....................................................       18.8%            18.6%             18.2%            17.8%
                                                                    =====            =====             =====            =====

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

        Billing services revenues increased 1.6% to $27.4 million in the second quarter of 1997, compared to $26.9 million in the second quarter of 1996. Billing services revenues during the first six months of 1997 increased 9.7% to $55.2 million from $50.3 million during the comparable period of 1996. The revenue increases are primarily attributable to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Revenues derived from operator services customers in the second quarter and first six months of 1997 decreased from the comparable prior year periods, but this trend is not expected to continue. Revenue growth from the prior year periods was also affected by the large volume of call processing and customer service inquiries related to a certain customer's business during the second quarter of 1996. In this unusual instance, the transactions related to this customer resulted in one-time revenue of approximately $1.8 million. Telephone call record volumes (exclusive of records processed for billing management customers) were as follows:

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               MARCH 31,               MARCH 31,
                                          ------------------      ------------------
                                           1997        1996        1997        1996
                                          ------      ------      ------      ------
                                            (IN MILLIONS)           (IN MILLIONS)
Direct dial long distance services ..      122.1       102.4       241.3       191.0
Operator services ...................       28.0        32.5        58.0        63.9
Enhanced billing services ...........        2.0         3.0         3.7         5.1

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

        The gross profit margin of 38.1% and 36.8% reported for the quarter and six months ended March 31, 1997, respectively, increased from 37.5% and 36.1% achieved in the comparable prior year periods. These increases were primarily attributable to lower customer service and telecommunications services costs which were offset partially by higher billing and transmission costs. The lower customer service costs were due to decreased staffing levels resulting from the competitive employment market and the lower telecommunications costs were attributable to a price decrease from the Company's vendor.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Additionally, a portion of the expense of certain USLD corporate functions, such as treasury, financial reporting, investor relations, legal, payroll and management information systems has been allocated to the Company and is reflected in its historical operating results for the quarter and six months ended March 31, 1996.

        SG&A expenses for both the second quarter of 1997 and 1996 were $3.0 million, representing 10.9% and 11.0% of revenues, respectively. SG&A expenses for the first six months of 1997 increased slightly to $5.9 million, or 10.7 % of revenues, from $5.4 million, or 10.6% of revenues in the comparable period of 1996. SG&A expenses as a percentage of revenues may increase in subsequent periods due to costs incurred to support the expected growth of the Company's operations.

Advance Funding Program Income and Expense

        Advance funding program income increased 5.5% to $1.7 million for the second quarter of 1997 from $1.6 million for the second quarter of 1996. Advance funding program income for the first six months of 1997 increased 17.4% to $3.5 million from $3.0 million in the first six months of 1996. The increase was primarily the result of financing a higher level of customer receivables under the Company's advance funding program. The quarterly average balance of purchased receivables was $71.1 million and $55.7 million for the six months ended March 31, 1997 and 1996, respectively.

        Advance funding program expense decreased 48.4% to $165,000 for the second quarter of 1997 from $320,000 for the second quarter of 1996. Advance funding program expense for the first six months of 1997 decreased 18.2% to $489,000 from $598,000 in the comparable period of 1996. In addition to declining from period to period, advance funding program expense declined relative to advance funding program income due to the Company financing a higher level of purchased receivables with internally generated funds and cost savings realized from the more favorable terms of its new credit facility. The Company anticipates making certain capital expenditures over the next year (see "Liquidity and Capital Resources") and remitting certain sales taxes during the next several quarters. Consequently, advance funding program expense may increase in subsequent periods due to increased borrowings under the Company's credit facility.

Income from Operations

        Income from operations in the second quarter of 1997 increased to $8.2 million, or 29.9% of revenues, from $8.0 million, or 29.6% of revenues, in the second quarter of 1996. Income from operations in the first six months of 1997 increased to $16.1 million, or 29.1% of revenues, from $14.2 million, or 28.3% of revenues, in the first six months of 1996. Income from operations as a percentage of revenues improved due to a higher gross profit margin and higher net advance funding program income, as discussed above, but this improvement was partially offset by higher depreciation and amortization expense as a percentage of revenue. Depreciation and amortization expense increased from the prior year periods as a result of purchases of furniture and equipment to support the growth of the Company.

EFFECTS OF SPINOFF OF BILLING GROUP BUSINESS

        The unaudited Condensed Consolidated Statements of Income included in this report reflect the operations of the Company for the quarters and six months ended March 31, 1997 and 1996. Included below is supplemental unaudited consolidated pro forma financial information that management believes is important to provide an understanding of the results of operations of the Company on a stand-alone basis. Pro Forma Condensed Consolidated Statements of Income are presented below on a quarterly and annual basis for 1996. These Pro Forma Condensed Consolidated Statements of Income are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Pro Forma Condensed Consolidated Statements of Income give effect to the Distribution as if it had occurred at the beginning of 1996. The number of weighted average shares outstanding used in the calculation of the pro forma per share data gives effect to the shares assumed to be issued had the Distribution occurred at the beginning of each period presented.

        The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes to the pro forma financial statements and with the Company's historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein and in the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A dated August 1, 1996, and the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The pro forma financial statements should not be considered indicative of the operating results which the Company will achieve in the future because, among other things, these statements are based on historical rather than prospective information and include certain assumptions which are subject to change.

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

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                --------------------------------------------------     YEAR ENDED
                                                                DEC. 31,      MAR. 31,      JUNE 30,     SEPT. 30,     SEPT. 30,
                                                                  1995          1996          1996         1996          1996
                                                                  ----          ----          ----         ----          ----
Operating revenues ........................................... $  23,354     $  26,947     $  25,729     $  27,854     $ 103,884
Cost of services .............................................    15,306        16,839        16,640        18,083        66,868
                                                               ---------     ---------     ---------     ---------     ---------


 Gross profit ................................................     8,048        10,108         9,089         9,771        37,016
Selling, general and administrative expenses .................     2,392         2,964         3,239         2,850        11,445
Advance funding program income ...............................    (1,324)       (1,644)       (1,805)       (1,791)       (6,564)
Advance funding program expense (A) ..........................       696           738           640           686         2,760
Depreciation and amortization expense ........................       439           501           567           620         2,127
                                                               ---------     ---------     ---------     ---------     ---------


 Income from operations ......................................     5,845         7,549         6,448         7,406        27,248
Other income (expense), net ..................................       104           132            96          (180)          152
                                                               ---------     ---------     ---------     ---------     ---------


Income before income taxes ...................................     5,949         7,681         6,544         7,226        27,400
Income tax expense (B) .......................................    (2,260)       (2,919)       (2,486)       (2,746)      (10,411)
                                                               ---------     ---------     ---------     ---------     ---------


Net income ................................................... $   3,689     $   4,762     $   4,058     $   4,480     $  16,989
                                                               =========     =========     =========     =========     =========



Net income per common share .................................. $    0.25     $    0.31     $    0.26     $    0.28     $    1.10


Weighted average common shares and common share equivalents
  outstanding ................................................    14,853        15,189        15,715        15,783        15,385



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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash balance decreased to $29.9 million at March 31, 1997 from $34.1 million at September 30, 1996. The Company's working capital position and current ratio increased to $20.0 million and 1.2:1 at March 31, 1997 from $13.5 million and 1.1:1 at September 30, 1996, respectively. Net cash provided by operating activities was $6.3 million and $6.9 million in the first six months of 1997 and 1996, respectively.

        In December 1996, the Company obtained a new $50 million revolving line of credit facility with certain lenders to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies and for general corporate purposes. This new credit facility terminates on December 20, 1999, and provides the Company with more favorable terms than those of the Company's previous credit facility. Borrowings under the credit facility are limited to a portion of the company's eligible receivables. Management believes that the capacity under the revolving credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. The amount borrowed by the Company under its credit facility to finance the advance funding program was $26.0 million and $19.0 million at March 31, 1997 and September 30, 1996, respectively. At March 31, 1997, the amount available under the Company's receivable financing facility was $24.0 million.

        In addition to the revolving line of credit facility described above, the Company is obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at March 31, 1997 was approximately $8.5 million, due in varying amounts through October 2000. The Company is also obligated under its own equipment financing agreements. Under certain of the credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. Cross-default provisions of certain of the Company's equipment loans may place the Company in default of such loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed. The Company was in compliance with all required covenants at March 31, 1997 and September 30, 1996.

        Capital expenditures amounted to approximately $10.6 million in the first six months of 1997 and related primarily to purchases of computer equipment and software. During the first six months of 1997, the Company financed approximately $2.0 million of equipment through term debt agreements with certain lenders. The Company plans to incur on-going development costs not to exceed approximately $10 million over the next twelve months related to information systems that will enable it to offer "direct billing" and "invoice ready" services. These expenditures, if made, will be focused in the areas of software development, computer hardware and local telephone company agreements. In connection with this development effort, the Company is currently discussing additional local telephone company agreements with the local telephone companies for the implementation of "invoice ready" billing services. The Company believes that it will be able to fund expenditures for the new billing services with internally generated funds and borrowings, but there can be no assurance that such funds will be available or will be invested in these projects. As of March 31, 1997, the Company had expended approximately $6.6 million in support of these projects and a total of approximately $15.6 million in capital expenditures since becoming a separate public company.

        In May 1997, the Company signed a letter of intent, the terms of which have not yet been disclosed, to acquire Computer Resources Management, Inc. ("CRM"), a privately owned, direct billing company located in San Antonio, Texas. Revenues for CRM were over $6.0 million in calendar 1996. The Company anticipates that this acquisition will be completed on or about June 1, 1997. The closing of this acquisition is subject to certain conditions including, among other things, the negotiation, execution and delivery of a definitive acquisition agreement and the satisfactory completion of due diligence. The Company is currently evaluating the impact this acquisition, if completed as planned, would have on the Company's internal direct billing development efforts.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held on February 20, 1997, the following matters were adopted by the margins indicated:

1. To elect two directors to serve until the 2000 Annual Meeting of Stockholders.

                                          For               Withheld
                                          ---               --------
         James E. Sowell               12,615,599            129,051
         Thomas G. Loeffler            12,610,599            134,051

2. To ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending September 30, 1997.

         For:             12,703,817
         Against:             11,250
         Abstain:             29,885


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

              The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

   EXHIBIT
    NUMBER     DESCRIPTION
     11.1      Computation of Earnings Per Share (filed herewith)
     27.1      Financial Data Schedule (filed herewith)

        (b)   Current Reports on Form 8-K:

              None.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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

                                              BILLING INFORMATION CONCEPTS CORP.
                                                        (Registrant)

Date: May 12, 1997                         By:     /s/  KELLY E. SIMMONS
                                              ----------------------------------
                                                       Kelly E. Simmons
                                                    Senior Vice President
                                                   Chief Financial Officer
                                              (Duly authorized and principal
                                                     financial officer)

                                 Exhibit Index

   EXHIBIT
   NUMBER      DESCRIPTION
   -------     -----------
     11.1      Computation of Earnings Per Share (filed herewith)
     27.1      Financial Data Schedule (filed herewith)