Form 10-Q
period 1997-06-30
BILLING INFORMATION CONCEPTS CORP
filed 1997-08-14
CIK 1013706

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997
                                          or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from          to

                         Commission File Number 0-28536

                                  ___________

                       BILLING INFORMATION CONCEPTS CORP.

             (Exact name of registrant as specified in its charter)


                DELAWARE
    (State or other jurisdiction of            74-2781950
     incorporation or organization)       (IRS Employer ID No.)
    7411 JOHN SMITH DRIVE, SUITE 200
           SAN ANTONIO, TEXAS                     78229
(Address of principal executive offices)       (Zip code)

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

     Indicated below is the number of shares outstanding of the registrant's only class of common stock at August 7, 1997:


                                              NUMBER OF SHARES
                   TITLE OF CLASS               OUTSTANDING
            ----------------------------      ----------------
            Common Stock, $.01 par value         16,108,186




================================================================================

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                                     INDEX




                                                                                                PAGE
                                                                                                ----
PART I   FINANCIAL INFORMATION
Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets - June 30, 1997 and September 30, 1996.........     3
         Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended
         June 30, 1997 and 1996...............................................................     4
         Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
         June 30, 1997 and 1996...............................................................     5
         Notes to Interim Condensed Consolidated Financial Statements.........................     6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    11
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings....................................................................    17
Item 6.  Exhibits and Reports on Form 8-K.....................................................    17
SIGNATURE.....................................................................................    18

                         PART I  FINANCIAL INFORMATION
          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                     JUNE 30,  SEPTEMBER 30,
                                                                                       1997        1996
                                                                                     --------  -------------
Current assets:
 Cash and cash equivalents ........................................................  $ 26,607     $ 34,135
 Accounts receivable ..............................................................    29,780       17,707
 Purchased receivables ............................................................    84,570       70,920
 Prepaids and other ...............................................................     2,422          883
                                                                                     --------     --------
   Total current assets ...........................................................   143,379      123,645
Property and equipment, net .......................................................    12,978        9,380
Equipment held under capital leases, net ..........................................     2,696        3,519
Other assets, net .................................................................     7,617        1,238
                                                                                     --------     --------
   Total assets ...................................................................  $166,670     $137,782
                                                                                     ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable:
  Trade ...........................................................................   $16,085     $ 12,743
  Billing customers ...............................................................    70,770       58,525
 Accrued liabilities ..............................................................    19,452       18,338
 Revolving line of credit for purchased receivables ...............................    10,449       19,010
 Current portion of long-term debt ................................................     1,407          603
 Current portion of obligations under capital leases ..............................       914          896
                                                                                     --------     --------
   Total current liabilities ......................................................   119,077      110,115
Long-term debt, less current portion ..............................................     5,139        2,370
Obligations under capital leases, less current portion ............................     1,424        2,666
Other liabilities .................................................................     1,745            0
                                                                                     --------     --------
   Total liabilities ..............................................................   127,385      115,151
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or
 outstanding at June 30 or September 30 ...........................................         0            0
Common stock, $0.01 par value, 60,000,000 shares authorized; 16,063,656 shares issued and outstanding at June 30; 15,045,709 shares issued and outstanding
 at September 30 ..................................................................       161          151
Additional paid-in capital ........................................................    39,566       19,790
Retained earnings .................................................................       136        2,690
Treasury stock ....................................................................     (578)            0
                                                                                     --------     --------
   Total stockholders' equity .....................................................    39,285       22,631
                                                                                     --------     --------
   Total liabilities and stockholders' equity .....................................  $166,670     $137,782
                                                                                     ========     ========



 The accompanying notes are an integral part of these condensed consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            JUNE 30,            JUNE 30,
                                                    --------------------  --------------------
                                                      1997       1996       1997       1996
                                                    ---------  ---------  ---------  ---------
Operating revenues ...............................    $31,894    $25,729  $ 87,094   $ 76,030
Cost of revenues .................................     19,896     16,640    54,790     48,785
                                                    ---------    -------  --------   --------
Gross profit .....................................     11,998      9,089    32,304     27,245
Selling, general and administrative expenses .....      3,921      3,239     9,819      8,595
Advance funding program income ...................     (1,960)    (1,805)   (5,444)    (4,773)
Advance funding program expense ..................        163        222       652        820
Depreciation and amortization expense ............      1,075        567     2,422      1,507
Special charges (Note 5) .........................     21,252          0    21,252          0
                                                    ---------    -------  --------   --------
Income (loss) from operations ....................    (12,453)     6,866     3,603     21,096
Other income (expense):
Interest income ..................................        214        182       646        668
Interest expense .................................       (131)       (70)     (374)      (224)
Other, net .......................................         42        (16)       36       (112)
                                                    ---------    -------  --------   --------
 Total other income ..............................        125         96       308        332
                                                    ---------    -------  --------   --------
Income (loss) before income taxes ................    (12,328)     6,962     3,911     21,428
Income tax expense ...............................       (294)    (2,645)   (6,465)    (8,142)
                                                    ---------    -------  --------   --------
Net income (loss) ................................  $ (12,622)   $ 4,317  $ (2,554)  $ 13,286
                                                    =========    =======  ========   ========


Net loss per common share ........................  $  (0.81)    $    --  $  (0.16)  $     --
Pro forma net income per common share (Note 2) ...  $      --    $  0.27  $          $   0.87
Weighted average common shares ...................     15,572         --    16,004
Pro forma weighted average common shares and
  common share equivalents outstanding (Note 2) ..         --     15,715        --     15,252



 The accompanying notes are an integral part of these condensed consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                --------------------
                                                                                  1997       1996
                                                                                ---------  ---------
Cash flows from operating activities:
Net income (loss) ............................................................  $  (2,554)  $ 13,286
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization ..............................................      2,422      1,507
  Deferred compensation ......................................................          0         10
  Gain on disposition of equipment ...........................................        (73)         0
  Special charges ............................................................     21,252          0
  Changes in operating assets and liabilities:
   Increase in accounts receivable ...........................................    (11,307)      (267)
   Increase in prepaids and other ............................................     (1,744)      (229)
   Increase in accounts payable ..............................................      3,311      3,550
   Increase (decrease) in accrued liabilities ................................       (126)       348
   Increase (decrease) in other liabilities ..................................        384        (21)
                                                                                ---------   --------
Net cash provided by operating activities ....................................     11,565     18,184
Cash flows from investing activities:
Purchases of property and equipment ..........................................    (13,481)    (4,250)
Purchase of software company, net of cash acquired ...........................     (8,403)         0
Payments for purchased receivables from billing customers, net ...............    (13,650)   (11,464)
Collections of proceeds due (payments made) to billing customers, net ........     12,245     (8,519)
Collections of sales taxes due on behalf of billing customers, net ...........      5,423      6,725
Proceeds from sale of equipment ..............................................        125          0
Other investing activities ...................................................       (777)      (204)
                                                                                ---------   --------
Net cash used in investing activities ........................................    (18,518)   (17,712)
Cash flows from financing activities:
Draws (payments) on revolving line of credit for purchased receivables, net ..     (8,561)     5,986
Proceeds from issuance of long-term debt .....................................      4,091          0
Payments on long-term debt ...................................................       (568)      (240)
Payments on capital leases ...................................................       (674)      (283)
Proceeds from issuance of common stock .......................................      5,137          0
Transfers to affiliates ......................................................          0     (2,894)
                                                                                ---------   --------
Net cash provided by (used in) financing activities ..........................       (575)     2,569
                                                                                ---------   --------
Net increase (decrease) in cash and cash equivalents .........................     (7,528)     3,041
Cash and cash equivalents, beginning of period ...............................     34,135     26,770
                                                                                ---------   --------
Cash and cash equivalents, end of period .....................................  $  26,607   $ 29,811
                                                                                =========   ========




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


NOTE 2. EARNINGS PER SHARE

     On August 2, 1996, U.S. Long Distance Corp. ("USLD") distributed to its stockholders all of the outstanding shares of common stock of Billing (the "Distribution") with the result being that Billing became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business previously owned by USLD. Since Billing had no publicly held common shares outstanding prior to the Distribution, net income per common share and weighted average common shares outstanding for the quarter and nine months ended June 30, 1996 are presented on a pro forma basis. The pro forma weighted average shares outstanding during the quarter and nine months ended June 30, 1996, gives effect to the number of shares assumed to be issued had the Distribution occurred at the beginning of the period and differs from the number of shares assumed to be outstanding at the end of the period due to the assumed conversions of options and warrants that were assumed to be outstanding during the period. The unaudited pro forma per share data is presented for informational purposes only and should not be considered indicative of the operating results which the Company will achieve in the future because, among other things, this data is based on historical rather than prospective information and includes certain assumptions which are subject to change.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and earlier application is not permitted. After the effective date, SFAS No. 128 requires restatement of all prior period EPS data presented.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2. EARNINGS PER SHARE (CONTINUED)

     The pro forma effect of adopting SFAS No. 128 on EPS data is as follows:


                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                          JUNE 30,             JUNE 30,
                                     ------------------    ------------------
                                       1997       1996      1997        1996
                                     -------     -----     ------      ------
Primary EPS as reported ...........  $(0.81)     $0.27     $(0.16)       $0.87
Pro forma effect of SFAS No. 128 ..    0.00       0.02       0.00         0.05
                                     ------      -----     ------        -----
Basic EPS as restated .............  $(0.81)     $0.29     $(0.16)       $0.92
                                     ======      =====     ======        =====

Fully diluted EPS as reported .....  $(0.81)     $0.27     $(0.16)       $0.85
Pro forma effect of SFAS No. 128 ..    0.00       0.00       0.00         0.02
                                     ------      -----     ------        -----
Diluted EPS as restated ...........  $(0.81)     $0.27     $(0.16)       $0.87
                                     ======      =====     ======        =====



     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of options and warrants that were outstanding during the period. For the three and nine months ended June 30, 1997, the options and warrants have an antidilutive effect, and are therefore excluded from the computations.


NOTE 3. STATEMENT OF CASH FLOWS

     Cash payments and non-cash activities during the periods indicated were as follows:


                                                                         NINE MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                          1997       1996
                                                                        ---------  ---------
                                                                        (IN THOUSANDS)

Cash payments for income taxes .......................................     $8,913     $4,999
Cash payments for interest ...........................................      1,178      1,086
Non-cash investing and financing activities:
   Assets acquired in connection with acquisition ....................     20,512          0
   Liabilities assumed in connection with acquisition. ...............      2,596          0
   Common stock issued in connection with acquisition ................      9,466          0
   Treasury stock acquired in connection with warrant exercises ......        578          0
   Tax benefit recognized in connection with stock option exercises ..      4,606          0

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4. ACQUISITIONS

     Effective June 1, 1997, the Company acquired Computer Resources Management, Inc. ("CRM"), a company that develops software systems for the direct billing of telecommunications services. This acquisition has been accounted for as a purchase, and accordingly, the results of operations for CRM have been included in the Company's consolidated financial statements since the date of acquisition. The following unaudited pro forma information gives effect to the acquisition of CRM as if it had occurred at the beginning of the periods presented. The unaudited pro forma information is based on the historical information for the periods presented and includes adjustments to reflect the special charge resulting from expensing acquired in-process research and development costs (see Note 5) and the effect on depreciation and amortization expense of recording the fair value of assets acquired. The number of weighted average shares outstanding used in the calculation of the pro forma per share data gives effect to the shares assumed to be issued had the acquisition occurred at the beginning of each period presented.



                                            NINE MONTHS ENDED JUNE 30,
                                           ----------------------------
                                               1997           1996
                                           -------------  -------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)

        Operating revenues ................    $91,837       $79,152

        Net income (loss) .................    $(1,996)      $   128

        Net income (loss) per common share..   $ (0.12)      $  0.01



     The pro forma financial information should not be considered indicative of the operating results that would have occurred had the acquisition actually taken place at the beginning of the periods specified or that the Company will achieve in the future because, among other things, this information is based on historical rather than prospective information and includes certain assumptions which are subject to change. The unaudited pro forma financial information reflects, in management's opinion, all adjustments necessary to fairly state the pro forma operating results for the periods presented to make the unaudited pro forma financial information not misleading.

     An aggregate of $8.5 million cash and 325,000 shares of the Company's common stock were issued in connection with this purchase transaction. Of these shares, 65,000 were deposited in an escrow account to satisfy certain indemnification obligations. All of the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of the earnings per share calculations. Total assets acquired and liabilities assumed for CRM were approximately $18.4 million and $500,000, respectively. The excess of the purchase price over the fair value of net tangible assets acquired was determined through an independent appraisal and amounted to approximately $17.5 million, of which approximately $1.2 million was recorded as goodwill and is being amortized on a straight-line basis over fifteen years. In addition, $13.0 million was recorded as in-process research and development expenses (see Note
5). The remaining balance was recorded as the purchase price for a customer list and other intangibles, which are being amortized on a straight-line basis over periods ranging from six to twelve years. The Company granted certain registration rights to the person receiving its common stock in this acquisition and entered into an employment agreement with the principal of CRM.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. SPECIAL CHARGES

     During the third quarter of 1997, the Company recognized special charges in the amount of $21.3 million. The $21.3 million charge included in-process research and development costs of $13.0 million acquired in connection with the acquisition of CRM (see Note 4). At the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses. The remaining $8.3 million charge represented accumulated costs associated with the development of a direct billing system for a service bureau operation. This development was abandoned by the Company.


NOTE 6. COMMITMENTS AND CONTINGENCIES

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

     The Company is obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at June 30, 1997 was approximately $7.4 million, due in varying amounts through October 2000.


NOTE 7. RELATED PARTY TRANSACTIONS

     The Company and USLD shared a common individual on their respective boards of directors through June 2, 1997. Therefore, USLD was considered a related party for purposes of financial disclosure through this date. The Company provides billing and information management services for USLD and purchases telecommunications services from USLD. Transactions under the agreements for these services have been reflected in the accompanying consolidated financial statements at market prices. Related party transactions between the Company and USLD are summarized as follows:


                                       NINE MONTHS ENDED JUNE 30,
                                      ----------------------------
                                          1997           1996
                                      -------------  -------------
                                              (IN THOUSANDS)
              Sales to USLD ........      $3,166         $3,914
              Purchases from USLD ..       1,705          2,437


     In addition, at September 30, 1996, the Company's accounts receivable balance included $998,000 and the billing customers accounts payable balance included $1,337,000 related to billing services performed for USLD. The Company also had $1,288,000 payable to USLD included in accrued liabilities and $1,034,000 payable to USLD included in long-term debt at September 30, 1996.

     From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the nine months ended June 30, 1997, was $1.7 million and the amount outstanding at June 30, 1997, was $300,000.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8. REVOLVING LINE OF CREDIT

     The Company obtained a $50.0 million revolving line of credit facility with certain commercial lending institutions effective December 23, 1996, to finance the purchase of accounts receivable under the Company's Advance Funding Program and for general corporate purposes. The credit facility terminates on December 20, 1999, and bears interest at a variable rate based on the prime rate or federal funds rate as determined by a formula defined in the credit agreement. The facility is secured by the related accounts receivable, the stock of Billing's subsidiaries and various other assets of the Company. Under the most restrictive terms of the credit agreement, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all such covenants at June 30, 1997. The amount borrowed by the Company and the amount available for borrowing under this credit facility was $10.4 million and $39.6 million, respectively, at June 30, 1997.


NOTE 9. NEW ACCOUNTING STANDARDS

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of comparative financial statements for earlier periods. Management of the Company does not anticipate the adoption of SFAS No. 130 will have a material impact on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes FASB No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier periods is to be restated. Management of the Company does not anticipate the adoption of SFAS No. 131 will have a material impact on the Company's financial position or results of operations.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the quarter and nine months ended June 30, 1997 and 1996. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1996. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended June 30.

GENERAL

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

RESULTS OF OPERATIONS

     The following table presents certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------    -----------------
                                                  1997        1996      1997       1996
                                                 ------       -----    -----       -----
Operating revenues ............................  100.0%       100.0%   100.0%      100.0%
Cost of revenues ..............................   62.4         64.7     62.9        64.2
                                                 ------       -----    -----       -----
Gross profit ..................................   37.6         35.3     37.1        35.8
Selling, general and administrative expenses ..   12.3         12.6     11.3        11.3
Advance funding program income ................   (6.1)        (7.0)    (6.3)       (6.3)
Advance funding program expense ...............    0.5          0.9      0.7         1.1
Depreciation and amortization expense .........    3.4          2.2      2.8         2.0
Special charges ...............................   66.6          0.0     24.4         0.0
                                                 ------       -----    -----       -----
Income (loss) from operations .................  (39.0)        26.7      4.1        27.7
Other income, net .............................    0.4          0.4      0.4         0.4
                                                 ------       -----    -----       -----
Income (loss) before income taxes .............  (38.7)        27.1      4.5        28.2
Income tax expense ............................   (0.9)       (10.3)    (7.4)      (10.7)
                                                 ------       -----    -----       -----
Net income (loss) .............................  (39.6)%       16.8%    (2.9)%      17.5%
                                                 ======       =====    =====       =====

Operating Revenues

     The Company's revenues are primarily derived from providing billing clearinghouse and information management services to direct dial long distance carriers and operator services providers. Revenues are also derived from enhanced billing services provided to companies that offer 900 services or other non-regulated telecommunications equipment and services. In addition, the Company also develops, licenses, sells and supports software systems for telecommunications direct billing applications and provides direct billing services. Fees charged by the Company include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Processing fees also include any charges assessed to the Company by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end-users.

     Total revenues for the quarter and nine months ended June 30, 1997 were $31.9 million and $87.1 million, an increase of 24.0% and 14.6% from the comparable prior year periods, respectively. Billing services revenues increased 21.4% to $31.2 million in the third quarter of 1997, compared to $25.7 million in the third quarter of 1996. Billing services revenues during the first nine months of 1997 increased 13.7% to $86.4 million from $76.0 million during the comparable period of 1996. The remaining increase in revenues from the prior periods was attributable to the software systems and services revenues reported during the third quarter of 1997. The billing services revenue increases are primarily attributable to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Revenues derived from operator services customers in the third quarter also increased from the comparable prior year quarter due to an increase in the number of telephone call records processed. Telephone call record volumes (exclusive of records processed for billing management customers) were as follows:


                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                       --------------------  --------------------
                                         1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
                                         (IN MILLIONS)         (IN MILLIONS)
Direct dial long distance services ..    131.3       98.4      372.7      289.4
Operator services ...................     34.8       32.7       92.8       96.7
Enhanced billing services ...........      3.1        1.8        6.8        6.9


     Revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Company's other customers, and thus, the volume of records processed for billing management customers is not presented in the table above.

Cost of Revenues

     Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts on to its customers. Cost of revenues also includes the costs of computer hardware and software sold.

     The gross profit margin of 37.6% and 37.1% reported for the quarter and nine months ended June 30, 1997, respectively, increased from 35.3% and 35.8% in the comparable prior year periods. These increases were primarily attributable to lower customer service and telecommunications services costs, which were offset partially by higher transmission costs. The lower customer service costs were partially attributable to decreased staffing levels resulting from the implementation of an automated voice response system and the lower telecommunications costs were attributable to a price decrease from the Company's vendor as well as savings associated with the voice response system. The Company's gross profit margin is expected to increase in subsequent periods as a result of the addition of higher gross margin software systems and services revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Additionally, a portion of the expense of certain USLD corporate functions, such as treasury, financial reporting, investor relations, legal, payroll and management information systems has been allocated to the Company and is reflected in its historical operating results for the quarter and nine months ended June 30, 1996.

     SG&A expenses for the third quarter of 1997 and 1996 were $3.9 million and $3.2 million, representing 12.3% and 12.6% of revenues, respectively. SG&A expenses for the first nine months of both 1997 and 1996 were 11.3% of revenues. SG&A expenses as a percentage of revenues may increase in subsequent periods due to costs incurred to support the expected growth of the Company's operations and as a result of the company acquired during the third quarter of 1997 having higher SG&A expenses as a percentage of revenues than the Company historically.

Advance Funding Program Income and Expense

     Advance funding program income increased 8.6% to $2.0 million for the third quarter of 1997 from $1.8 million for the third quarter of 1996. Advance funding program income for the first nine months of 1997 increased 14.1% to $5.4 million from $4.8 million in the first nine months of 1996. The increase was primarily the result of financing a higher level of customer receivables under the Company's advance funding program. The quarterly average balance of purchased receivables was $74.5 million and $58.5 million for the nine months ended June 30, 1997 and 1996, respectively. Advance funding program income may decrease in subsequent periods due to several significant customers that are expected to discontinue participating in the program.

     Advance funding program expense decreased 26.6% to $163,000 for the third quarter of 1997 from $222,000 for the third quarter of 1996. Advance funding program expense for the first nine months of 1997 decreased 20.5% to $652,000 from $820,000 in the comparable period of 1996. In addition to declining from period to period, advance funding program expense declined relative to advance funding program income due to the Company financing a higher level of purchased receivables with internally generated funds and cost savings realized from the more favorable terms of its new credit facility.

Income (Loss) from Operations

     The Company incurred a loss from operations in the third quarter of 1997 of $12.5 million compared to income from operations of $6.9 million in the third quarter of 1996. Income from operations in the first nine months of 1997 decreased to $3.6 million from $21.1 million in the first nine months of 1996. Income from operations decreased primarily due to special charges of $21.3 million in the third quarter of 1997. The $21.3 million charge includes in-process research and development costs of $13.0 million acquired in connection with the acquisition of a software development company. The remaining $8.3 million represents accumulated costs associated with the development of a direct billing system for a service bureau operation. The Company abandoned this development during the third quarter of 1997. Income from operations in the third quarter and first nine months of 1997, exclusive of the special charges, would have been $8.8 million and $24.9 million, respectively.

     The Company's effective tax rate increased to 165% in the first nine months of 1997, from 38% in the first nine months of 1996, due to certain deductions taken for financial reporting purposes which are not deductible for federal income tax purposes. The increase in the effective rate is primarily due to nondeductible research and development costs and amortization expenses related to the acquisition of a software development company during the third quarter of 1997.

EFFECTS OF SPINOFF OF BILLING GROUP BUSINESS

     The unaudited Condensed Consolidated Statements of Income included in this report reflect the operations of the Company for the quarters and nine months ended June 30, 1997 and 1996. Included below is supplemental unaudited consolidated pro forma financial information that management believes is important to provide an understanding of the results of operations of the Company on a stand-alone basis. Pro Forma Condensed Consolidated Statements of Income are presented below on a quarterly and annual basis for 1996. These Pro Forma Condensed Consolidated Statements of Income are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Pro Forma Condensed Consolidated Statements of Income give effect to the Distribution as if it had occurred at the beginning of 1996. The number of weighted average shares outstanding used in the calculation of the pro forma per share data gives effect to the shares assumed to be issued had the Distribution occurred at the beginning of each period presented.

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

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                        THREE MONTHS ENDED  YEAR ENDED
                                              ---------------------------------------------------
                                              DEC. 31,  MAR. 31,  JUNE 30,  SEPT. 30,  SEPT. 30,
                                                1995      1996      1996      1996        1996
                                              --------  --------  --------  ---------  ----------
Operating revenues..........................  $23,354   $26,947   $25,729    $27,854    $103,884
Cost of services............................   15,306    16,839    16,640     18,083      66,868
                                              -------   -------   -------   --------   ---------
 Gross profit...............................    8,048    10,108     9,089      9,771      37,016
Selling, general and administrative expenses    2,392     2,964     3,239      2,850      11,445
Advance funding program income..............   (1,324)   (1,644)   (1,805)    (1,791)     (6,564)
Advance funding program expense (A).........      696       738       640        686       2,760
Depreciation and amortization expense.......      439       501       567        620       2,127
                                              -------   -------   -------   --------   ---------
 Income from operations.....................    5,845     7,549     6,448      7,406      27,248
Other income (expense), net.................      104       132        96       (180)        152
                                              -------   -------   -------   --------   ---------
Income before income taxes..................    5,949     7,681     6,544      7,226      27,400
Income tax expense (B)......................   (2,260)   (2,919)   (2,486)    (2,746)    (10,411)
                                              -------   -------   -------   --------   ---------
Net income..................................  $ 3,689   $ 4,762   $ 4,058    $ 4,480    $ 16,989
Net income per common share.................  $  0.25   $  0.31   $  0.26    $  0.28    $   1.10
Weighted average common shares and common
share equivalents outstanding...............   14,853    15,189    15,715     15,783      15,385

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased to $26.6 million at June 30, 1997 from $34.1 million at September 30, 1996. Large fluctuations in daily cash balances are normal for the Company due to the timing of cash receipts, payments and advanced funding program activity. The Company's working capital position and current ratio increased to $24.3 million and 1.2:1 at June 30, 1997, from $13.5 million and 1.1:1 at September 30, 1996, respectively. Net cash provided by operating activities was $11.6 million and $18.2 million in the first nine months of 1997 and 1996, respectively.

     In December 1996, the Company obtained a new $50 million revolving line of credit facility with certain lenders to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies and for general corporate purposes. This new credit facility terminates on December 20, 1999, and provides the Company with more favorable terms than those of the Company's previous credit facility. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the revolving credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. The amount borrowed by the Company under its credit facility to finance the advance funding program was $10.4 million and $19.0 million at June 30, 1997 and September 30, 1996, respectively. At June 30, 1997, the amount available under the Company's receivable financing facility was $39.6 million.

     In addition to the revolving line of credit facility described above, the Company is obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at June 30, 1997 was approximately $7.4 million, due in varying amounts through October 2000. The Company is also obligated under its own equipment financing agreements. Under certain of the credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. Cross-default provisions of certain of the Company's equipment loans may place the Company in default of such loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed. The Company was in compliance with all required covenants at June 30, 1997 and September 30, 1996.

     Capital expenditures amounted to approximately $13.5 million in the first nine months of 1997 and related primarily to purchases of computer equipment and software. During the first nine months of 1997, the Company financed approximately $4.1 million of equipment through term debt agreements with certain lenders. The Company anticipates spending approximately $15 million over the next eighteen months, including expenditures in the areas of software development and local telephone company agreements that will enable it to offer "invoice ready" billing services and further enhance its convergent billing software platform. In connection with this development effort, the Company is currently discussing additional local telephone company agreements with the local telephone companies for the implementation of "invoice ready" billing services. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

     Effective June 1, 1997, the Company acquired Computer Resources Management, Inc. ("CRM"), a company that develops software systems for the direct billing of telecommunications services. An aggregate of $8.5 million cash and 325,000 shares of the Company's common stock were issued in connection with this purchase transaction. Of these shares, 65,000 were deposited in an escrow account to satisfy certain indemnification obligations. All of the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of the earnings per share calculations. Total assets acquired and liabilities assumed for CRM were approximately $18.4 million and $500,000, respectively. During the third quarter of 1997, the Company expensed $13.0 million of in-process research and development costs acquired from the acquisition. The Company granted certain registration rights to the person receiving its common stock in this acquisition, and entered into an employment agreement with the principal of CRM.

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


          EXHIBIT
          NUMBER   DESCRIPTION
           2.1     Plan of Merger and Acquisition Agreement among the Company,
                   CRM Acquisition Corp., Computer Resources Management, Inc.,
                   and Michael A. Harrelson dated effective June 1, 1997
                   (filed herewith)

          10.1     Put Option Agreement between the Company and Michael A.
                   Harrelson dated effective June 1, 1997 (filed herewith)

          10.2     Employment Agreement between the Company and Michael A.
                   Harrelson dated June 4, 1997
                   (filed herewith)

          11.1     Computation of Earning Per Share (filed herewith)

          27.1     Financial Data Schedule (filed herewith)


     (b)  Current Reports on Form 8-K:

          None.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BILLING INFORMATION CONCEPTS CORP.
                                                 (Registrant)


Date: August 12, 1997      By:             /s/  KELLY E. SIMMONS
                               -------------------------------------------------
                                               Kelly E. Simmons
                                             Senior Vice President
                                            Chief Financial Officer
                               (Duly authorized and principal financial officer)

                                EXHIBIT INDEX


          EXHIBIT
          NUMBER                       DESCRIPTION
          ------                       -----------
           2.1     Plan of Merger and Acquisition Agreement among the Company,
                   CRM Acquisition Corp., Computer Resources Management, Inc.,
                   and Michael A. Harrelson dated effective June 1, 1997
                   (filed herewith)

          10.1     Put Option Agreement between the Company and Michael A.
                   Harrelson dated effective June 1, 1997 (filed herewith)

          10.2     Employment Agreement between the Company and Michael A.
                   Harrelson dated June 4, 1997
                   (filed herewith)

          11.1     Computation of Earning Per Share (filed herewith)

          27.1     Financial Data Schedule (filed herewith)