Form 10-K
period 1997-09-30
BILLING INFORMATION CONCEPTS CORP
filed 1997-12-29
CIK 1013706

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ---------------------

                                  FORM 10-K

        [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the Fiscal Year Ended September 30, 1997
                                     OR
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from            to

                        Commission File Number:  0-28536

                       BILLING INFORMATION CONCEPTS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                     74-2781950
              (State of Incorporation)                        (I.R.S. Employer
                                                             Identification No.)

7411 JOHN SMITH DRIVE, SUITE 200, SAN ANTONIO, TEXAS                 78229
      (Address of Principal Executive Office)                      (Zip Code)

                                 (210) 949-7000
              (Registrant's Telephone Number, Including Area Code)

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)
                             ---------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant as of December 11, 1997 was approximately $730,055,170. There were 16,314,082 shares of the Registrant's Common Stock outstanding as of December 11, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on February 26, 1998, are incorporated by reference in Part III hereof.
================================================================================

                       BILLING INFORMATION CONCEPTS CORP.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

  ITEM                                                                                                                  PAGE
 NUMBER                                                                                                                NUMBER
 ------                                                                                                                ------
 -         Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
                                                        PART I
 1.        Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
 2.        Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
 4.        Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .        11

                                                        PART II
 5.        Market for the Company's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . .        12
 6.        Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . .        15
 8.        Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23
 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . .        43

                                                        PART III
 10.       Directors and Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44
 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44
 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . .        44
 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44

                                                        PART IV
 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .        45

           Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49

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

General

    Billing Information Concepts Corp. (the "Company" or "BIC") is a third-party billing clearinghouse and information management services provider to the telecommunications industry. BIC also develops, sells and supports sophisticated billing systems for telecommunications service providers, and provides direct billing services through an in-house service bureau. BIC's customers include direct dial long distance telephone companies, operator services providers, information providers, telecommunications equipment suppliers and other telecommunication services providers.

    The Company maintains contractual billing arrangements with over 1,300 local telephone companies that provide access lines to, and collect for services from, end-users of telecommunication services. The Company processes telephone call records and other transactions and collects the related end-user charges from these local telephone companies on behalf of its customers. This process is known within the industry as "Local Exchange Carrier billing" or "LEC billing."

    BIC's direct dial long distance customers use the Company as a billing clearinghouse for processing and collecting call records generated by their end-users. Although such carriers can bill end-users directly, BIC provides these carriers with a cost-effective means of billing and collecting residential and small commercial accounts through the local telephone companies.

    The Company also processes telephone call records for customers providing operator services largely to the hospitality, penal, and private pay telephone industries. In addition, BIC processes records for telephone calls that require operator assistance and/or alternative billing options such as collect and person-to-person calls, third-party billing and calling card billing. Since operator services providers have only the billing number and not the name or address of the billed party, they must have access to the services of the local telephone companies to collect their charges. The Company provides this access to its customers through its contractual billing arrangements with the local telephone companies that bill and collect on behalf of these operator services providers.

    BIC acts as an aggregator of telephone call records and other transactions from various sources and due to its large volume, it receives discounted billing costs with the local telephone companies and can pass on these discounts to its customers. Additionally, BIC can provide its services to those long distance carriers and operator services providers who would otherwise not be able to make the investments in billing and collection agreements with the local telephone companies, fees, systems, infrastructure and volume commitments required to establish and maintain the necessary relationships with the local telephone companies. The Company is obligated to pay certain local telephone companies a total of approximately $6.9 million, $5.7 million, $4.2 million, $4.1 million, $4.1 million and $11.0 million during fiscal 1998, 1999, 2000, 2001, 2002 and thereafter, respectively, for minimum usage charges under billing and collection agreements, that, unless automatically renewed, expire at varying dates through the end of fiscal 2005. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. The Company has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

    In 1994, BIC began providing enhanced billing services for processing transactions related to providers of premium services or products that can be billed through the local telephone companies, such as charges for 900 access pay-per-call transactions, cellular long distance services, paging services, voice mail services, Internet access, Caller ID and other non-regulated telecommunications equipment charges.

    In addition to its full-service LEC billing product, BIC also offers billing management services to customers who have their own billing arrangements with the local telephone companies. These management services may include data processing, accounting, end-user customer service, and telecommunication tax processing and reporting.

    Effective June 1, 1997, the Company acquired Computer Resources Management, Inc. ("CRM"), a company that develops software systems for the direct billing of telecommunication services. CRM has developed a long distance billing application for inter-exchange carriers which provides a single source direct billing solution allowing for multiple telecommunication products on one bill. These products include long distance, cellular, personal communications systems "PCS", paging, cable and satellite television, Internet, and utilities. Effective September 1, 1997, this company was reorganized into Billing Concepts Systems, Inc. ("BCS"). BCS offers software licensing, equipment sales, service bureau billing, custom programming and other ancillary services as desired by its customers.

INDUSTRY BACKGROUND

    Billing clearinghouse and information management services, or LEC billing, in the telecommunications industry developed out of the 1984 breakup of American Telephone & Telegraph ("AT&T") and the Bell System. In connection with the breakup, the local telephone companies that make up the Regional Bell Operating Companies ("RBOCs"), Southern New England Telephone, Cincinnati Bell and the General Telephone Operating Companies ("GTE") were required to provide billing and collections on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI Telecommunications Corporation ("MCI") and Sprint Incorporated ("Sprint"), could afford the option of billing directly through the local telephone companies. Several companies, including BIC, entered into these billing and collection agreements and became aggregators of telephone call records for operator services providers and second and third tier long distance carriers, thereby becoming "third-party clearinghouses."

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

    Third-party clearinghouses such as BIC process these telephone call records and other transactions and submit them to the local telephone companies for inclusion in their monthly bills to end-users. As the local telephone companies collect payments from end-users, they remit them to the third-party clearinghouses that, in turn, remit payments to their carrier customers.

    Before the 1984 breakup of AT&T and the Bell companies, all telecommunications billing was accomplished by direct billing end-users. Direct billing entails the rating and formatting of call records, printing of bill pages and mailing the bill to end-users. This process can be controlled completely by the telecommunications services provider or portions of this process can be outsourced to third-party vendors. In either case, the end-user receives an individual bill directly from the service provider. As the number of telecommunications service providers grew since 1984, the need for individual and customized billing systems grew as well. The new service offerings that have developed over the last five years, such as PCS and Internet, have also added to the demand for new and customized billing systems. Over the last few years, service providers have begun to offer more than one service in a single, packaged offering that requires the billing of these multiple services on one bill. This is referred to as convergent billing within the industry. The demand for convergent billing has more recently driven the growth in the amount of dollars being spent for new billing solutions. Service providers typically acquire their systems from a third-party vendor because the development of these systems internally is not cost-effective.

DEVELOPMENT OF BUSINESS

    On August 2, 1996, U.S. Long Distance Corp. ("USLD") distributed to its stockholders all of the outstanding shares of common stock of the Company (the "Distribution"), which, prior to the Distribution, was a wholly-owned subsidiary of USLD. Upon completion of the Distribution, BIC became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business previously operated by USLD through certain of its subsidiaries (the "Billing Group"), including Zero Plus Dialing, Inc. ("ZPDI").

    In 1988, USLD acquired ZPDI and its billing and collection agreements with several local telephone companies. USLD used these billing and collection agreements to bill and collect through the local telephone companies for its own operator services call record transactions. As USLD's operator services business expanded, ZPDI entered into additional billing and collection agreements with other local telephone companies, including the RBOCs, GTE and other independent local telephone companies. The Company recognized the expense and time related to obtaining and administering these billing and collection agreements and began offering its services as a third-party clearinghouse to other operator services businesses who did not have any proprietary agreements with the local telephone companies. In 1992, BIC entered into a new set of billing and collection agreements with the local telephone companies and began offering LEC billing services to direct dial long distance services providers. The Company has billing and collection agreements covering over 1,300 local telephone companies with access lines into approximately 95% of the United States, Canada and Puerto Rico.

    A key factor in the evolution of the Company's business has been the ongoing development of its information management systems. In 1990, the Company developed a comprehensive information system capable of processing, tracing and accounting for telephone call record transactions (see "Business - Operations"). Management believes that this proprietary system provides the Company's customers with more detailed information and yields a better collection rate than its competitors. Also in 1990, the Company became the first third-party billing clearinghouse to finance its customers' accounts receivable (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Advance Funding Program and Receivable Funding Facility"). In 1991, USLD separated the day-to-day management and operations of the Company from its long distance and operator services businesses (the "Telecommunications Group"). The purpose of this separation was to satisfy some of the Company's customers who were also competitors of USLD's long distance and operator services businesses. These customers had two main concerns: (i) that USLD's long distance and operator services businesses could gain knowledge of its competitors through call records processed by BIC and (ii) that BIC was somehow subsidizing USLD's long distance and operator services businesses with which these customers compete. Subsequent to the separation, the Billing Group and the Telecommunications Group operated independently, except for certain corporate activities conducted by USLD's corporate staff.

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

    In 1994, the Company began offering enhanced billing clearinghouse and information management services to other businesses within the telecommunications industry. These businesses include telecommunications equipment providers, information providers and other communication services providers of non-regulated services and products such as 900 access pay-per-call transactions, cellular long distance services, paging services, voice mail services, Internet access, Caller ID and other non-regulated telecommunications equipment charges. The Company entered into additional billing and collection agreements with the local telephone companies to process these types of transactions. Management believes that billing for such non-regulated telecommunications products and services represents a limited expansion opportunity for the Company.

    Effective June 1, 1997, the Company acquired CRM, a company that develops software systems for the direct billing of telecommunication services. CRM has developed a long distance billing application for inter-exchange carriers which provides a single source direct billing solution allowing for multiple telecommunication products on one bill. These products include long distance, cellular, PCS, paging, cable and satellite television, Internet, and utilities. Effective September 1, 1997, this company was reorganized into BCS. BCS offers software licensing, equipment sales, service bureau billing, custom programming and other ancillary services as desired by its customers.

BILLING CLEARINGHOUSE AND INFORMATION MANAGEMENT SERVICES ("LEC BILLING")

    In general, the Company performs four types of LEC billing services under different billing and collection agreements with the local telephone companies. First, the Company performs direct dial long distance billing, which is the billing of "1+" long distance telephone calls to individual residential customers and small commercial accounts. Second, the Company offers zero plus
- zero minus LEC billing services to operator services providers. This service is the original form of local telephone company billing provided by the Company and has driven the development of the systems and infrastructure utilized by all of the Company's LEC billing services. Third, the Company performs enhanced LEC billing services whereby it bills a wide array of charges that can be applied to a local telephone company telephone bill, including charges for 900 pay-per-call transactions, cellular services, paging services, voice mail services, Internet access, Caller ID and other telecommunications equipment. Finally, under its billing management function, the Company provides any of the three services discussed above utilizing the customer's own billing and collection agreements.

LEC BILLING PROCESS

    LEC billing refers to billing for transactions that are included in the monthly local telephone bill of the end-user as opposed to a direct bill that the end-user would receive directly from the telecommunications or other services provider. The Company's customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data is submitted either electronically or via magnetic tape. BIC, through its proprietary software, processes the telephone call record data to determine the validity of each record and to include for each record certain telecommunication taxes and applicable customer identification information and sets up an account receivable for each batch of call records processed. The Company then submits, through a third-party vendor, the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. BIC monitors and tracks each account receivable by customer and by batch throughout the billing and collection process. The local telephone companies then include these telephone call records and other transactions in their monthly local telephone bills and remit the collected funds to the Company for payment to its customers. The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are "trued up" with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 40 to 90 day period. The payment cycle from the time call records are transmitted to the local telephone companies to the initial receipt of funds by the Company is, on average, approximately 55 days. Approximately 90% of the value of the call records is received in the initial payments by the local telephone companies.

    The Company does not record an allowance for doubtful accounts for LEC billing customer receivables, but does accrue an estimated liability for end-user customer service refunds and local telephone company adjustments related to certain customers. The Company reviews the activity of its customer base to detect potential losses. If there is uncertainty with an account, the Company can discontinue paying the customer in order to hold funds to cover future end-user customer service refunds, bad debt and unbillable adjustments. If a customer discontinues doing business with the Company, and there are insufficient funds being held to cover future refunds and adjustments, the Company's only recourse is through legal action. Since these adjustments are associated with customer receivable activity, the related accrual is included in the "Accounts payable - billing customers" caption on the balance sheet. An allowance for doubtful accounts is not necessary for LEC billing trade receivables since these receivables are collected from the funds received from the local telephone company before remittance is made to the customer.

    The Company processes the tax records associated with each customer's submitted telephone call records and other transactions and files certain federal excise and state and local telecommunications-related tax returns covering such records and transactions on behalf of many of its customers. The Company currently submits more than 1,800 tax returns on behalf of its customers each month.

    BIC provides end-user inquiry and investigation (customer service) for billed telephone call records. This service allows end-users to inquire regarding calls for which they were billed. The Company's customer service telephone number is included in the local telephone company bill to the end-user, and the Company's customer service representatives are authorized to resolve end-user disputes regarding such calls.

    BIC earns its revenues based on (i) a processing fee that is assessed to customers either as a fee charged for each telephone call record or other transaction processed or as percentage of the customer's revenue that is submitted by the Company to the local telephone companies for billing and collection and (ii) a customer service inquiry fee that is assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end-users. Any charges assessed to the Company by local telephone companies for billing and collection services are also included in revenues and are passed through to the customer.

    Through its advance funding program, BIC offers its customers the option to receive, within five days of the customer's submission of records to BIC, a significant portion of the revenue associated with such records. The customer pays interest for the period of time between the purchase of records by the Company and the time the local telephone company submits payment to BIC for the subject records. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Advance Funding Program and Receivable Financing Facility."

OPERATIONS

    The Company's LEC billing services are highly automated through the Company's proprietary computer software and state-of-the-art data transmission protocols. Except for the end-user inquiry and investigation service (customer service), the staff required to provide the Company's LEC billing services is largely administrative and the number of employees is not directly volume sensitive. Many of BIC's customers submit their records to the Company using electronic transmission protocols directly into the Company's electronic bulletin board. These records are automatically accessed by BIC's proprietary software, processed, and submitted to the local telephone companies electronically. Upon completion of the billing process, the Company provides reports relating to billable records and returns any unbillable records to its customers electronically through the bulletin board.

    The Company operates two independent computer systems to ensure continual, uninterrupted processing of LEC billing services. One system is dedicated to daily processing activities, and the other serves as a back-up to the primary system and provides storage for up to 12 months of billing detail, which is immediately accessible to BIC's customer service representatives who handle billing inquiries. Detail of records older than 12 months is stored on CD ROM and magnetic tape for at least seven years. Since timely submission of call records to the local telephone companies is critical to prompt collections and high collection rates, BIC has made a significant investment in computer systems so that its customers' call records are processed and submitted to the local telephone companies in a timely manner, generally within 24 hours of receipt by BIC.

    The Company's contracts with its customers provide for the LEC billing services required by the customer, specifying, among other things, the services to be provided and the cost and term of the services. Once the customer executes an agreement, BIC updates tables within each of the local telephone companies' billing systems to control the type of records processed, the products or services allowed by the local telephone companies, and the printing of the customer's name on the end-user's monthly bill. While these local telephone company tables are being updated, the Company's technical support staff tests the customer's records through its proprietary software to ensure that the records can be transmitted to the local telephone companies.

         The Company offers software licensing, software customization, equipment sales and direct billing outsourcing services through its wholly-owned subsidiary, BCS. BCS has developed, and continues to enhance, sophisticated software applications known as Modular Billing Applications ("MBA"). This software can be acquired by a customer through a licensing arrangement or BCS will bill a customer's transactions for the customer in a service bureau environment. BCS also sells IBM AS/400 hardware, which is the hardware platform required to run the MBA software. As of September 30, 1997, BCS had 32 employees dedicated to the sale, implementation, training, development and maintenance of its systems.

    BIC maintains a relatively small direct sales force of less than fifteen people and accomplishes most of its marketing efforts through active participation in telecommunications industry trade shows, educational seminars and workshops. The Company advertises to a limited extent in trade journals and other industry publications.

CUSTOMERS

    The Company provides LEC billing services and systems sales and development to the following categories of telecommunications services providers:

    o Interexchange Carriers or Long Distance Companies: Facilities-based carriers that possess their own telecommunications switching equipment and networks and provide traditional direct dial telecommunications services. Certain long distance companies provide operator assisted services as well as direct dial services. These calls are billed to the end-user by the local telephone company in the case of residential and small commercial accounts.

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

    o Competitive Local Exchange Carriers ("CLEC"): Carriers that provide local exchange services to subscribers who were previously served exclusively by the incumbent local exchange carrier.

    o Other Customers: Suppliers of various forms of telecommunications equipment and pager and cellular telephone companies.

COMPETITION

    The Company competes with several other billing clearinghouses in servicing the telecommunications industry. Management believes that BIC is the largest participant in the third-party clearinghouse industry in the United States followed by OAN Services, Inc. Competition among the clearinghouses is based on the quality of information reporting, collection history, the speed of collections and the price of services.

    The Company believes that there are several significant challenges that face potential new entrants in the LEC billing industry. The cost to acquire the necessary billing and collection agreements is significant as is the cost to develop and implement the required systems for processing telephone call records and other transactions. Additionally, most billing and collection agreements require a user to make substantial monthly or annual volume commitments. Given these factors, the average cost of billing and collecting a record could hinder efforts to compete effectively on price until a new entrant could generate sufficient volume. The price charged by most local telephone companies for billing and collection services is based on volume commitments and actual volumes being processed. As a large third-party clearinghouse, BIC enjoys some of the most favorable rates available in the industry and passes the benefits of its buying power on to its customers.

    Since most customers in the billing clearinghouse industry are under contract with BIC or one of its competitors, management believes that the majority of the existing market is already committed for up to three years. In addition, a new entrant must be financially sound and have system integrity because funds collected by the local telephone companies flow through the third-party clearinghouse, which then distributes the cash to the customer whose traffic is being billed. Management believes that the Company enjoys a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

    The Company recently entered into the billing systems and related services business with the acquisition of CRM. The market for telecommunications billing systems and services is highly competitive, and the Company expects this competition to increase. The Company competes with both independent providers of billing systems and services and with the internal billing departments of telecommunications service providers. The Company expects that the continued growth of the telecommunications industry and the deregulation of other industries will encourage new competitors to enter the billing market in the future.

    The Company believes that the principal competitive factors in its market include responsiveness to client needs, timeliness of implementation, quality of service, price, project management capability and technical expertise. The Company also believes that its ability to compete depends in part on a number of competitive factors outside its control, including the development by others of software that is competitive with the Company's services and products, the price at which competitors offer comparable services and products, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel. In addition, the Company competes with a number of companies that have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company.

    The Company does not currently hold any patents and relies upon a combination of contractual non-disclosure obligations, and statutory and common law copyright, trademark and trade secret laws to establish and maintain its proprietary rights to its products. The Company believes that, because of the rapid pace of technological change in the telecommunication and software industries, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to, and distribution of, its proprietary information. Use of the Company's software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products.

BUSINESS STRATEGY

    As the potential markets for the Company's convergent billing systems and services continue to develop and the LEC billing market continues to demand increasingly sophisticated billing services, the Company believes that significant opportunities exist to continue the expansion of its business base. The Company's business strategy contains the following key elements:

 MAINTAIN LEADERSHIP POSITION. BIC believes it has developed a leadership position in providing LEC billing services to its customers. These services include managing relations with the local telephone companies, developing automated reporting and cash management tools, providing cost efficient customer service operations and offering cash flow alternatives through its advance payment program. While each of these functions was developed separately over time, the combination of these service offerings has positioned the Company as a total solution for the management of a customer's billing and information management function. Management believes that BIC will maintain and expand its leadership position.

 EXPAND CUSTOMER BASE. Management believes that the Company's reputation for high quality services will make it an important resource for providers of services and products other than telecommunications providers, such as utility, energy and cable television companies. Like the Company's existing customers, these services and product providers are likely candidates not only for the core services of billing clearinghouse and information management, but also for back- office services such as customer service and tax reporting. Management believes that the high growth potential of these services providers may present significant potential opportunities for the Company.

 INCREASE SALES OF NEW AND ENHANCED SERVICES. The Company believes that certain new or enhanced services it currently offers to the marketplace or contemplates developing present significant opportunities. These include the following:

 Expand Invoice Ready Capability. The Company has enhanced its systems and entered into additional billing and collection agreements with certain local telephone companies to offer an "invoice ready" billing option to its customers. The Company's invoice ready billing platform enables it to offer a customized bill page for inclusion in the local telephone company bill. Depending on limitations imposed on it by the respective local telephone company, the Company is able to put a customer's logo, end-user customer service number and a brief marketing message on this bill page. Currently, companies such as AT&T, MCI and Sprint bill in this manner through the local telephone companies. Due to the substantial cost associated with the implementation of an invoice ready platform, it is not economical for many of the Company's customers to develop this capability in-house. Therefore, the Company intends to invest in additional billing and collection agreements that will allow it to offer invoice ready billing to its customers.

 Market Direct Billing Capability. Management believes that there is substantial demand by its customers and potential customers for direct billing products and services that allow them to bill end-users directly for the services they provide. The Company plans to focus its marketing efforts on licensing its recently acquired state-of-the-art direct billing software to such customers. Since some of these customers do not have or desire to maintain the operational infrastructure or the billing platform necessary to produce bills and send them directly to end-users, these customers may also outsource this activity to the Company's in-house service bureau. The Company has targeted as likely candidates for such direct billing products and services the following types of customers: long distance providers serving commercial accounts, cellular services providers, PCS providers, competitive local access providers, cable television companies and utilities. The Company's acquired convergent billing platform has the capability to produce a "Universal Bill" whereby multiple services and products can be billed directly to the end-user under one, unified billing statement. The Company plans to continue developing new billing modules and further enhance its convergent billing platform in 1998.

 Pursue New Telecommunications Act Opportunities. Management believes that the recently enacted Telecommunications Act of 1996 will create new opportunities for third-party clearinghouses. The Telecommunications Act of 1996 requires that the RBOCs use separate subsidiaries to provide services not related to their existing regulated local services. The Company has contracted with two RBOCs to provide long distance billing services and is presently negotiating with several other RBOCs to provide both in-territory and out-of-territory billing for their long distance services. The competition among the local telephone companies created by the Telecommunications Act of 1996 may encourage these companies to use a third-party clearinghouse such as the Company. The Telecommunications Act of 1996 may provide an opportunity for the Company to compete for certain telephone call records originated on pay telephones owned by the local telephone companies. Management believes the Company is the most efficient processor of these types of telephone call records and can succeed in penetrating this potential market as it develops. The Company also expects to utilize its direct billing capabilities to provide existing and potential customers a means of billing and collecting long distance charges from end-users subscribing to CLECs. CLECs were not required by the Telecommunications Act of 1996 to provide nondiscriminatory billing and collecting services, and thus, there are limited means available to customers to collect charges incurred by such end-users.

EMPLOYEES

    At September 30, 1997, BIC had 433 full-time employees, including 12 executive officers, 14 sales and marketing personnel, 44 technical and operations personnel, 109 accounting, administrative and support personnel, 30 systems personnel, and 224 customer service representatives and related support personnel. At September 30, 1997, BIC also employed 97 part-time customer service representatives and support personnel. None of BIC's employees are represented by a union. BIC believes that its employee relations are good.

ITEM 2. PROPERTIES

    At September 30, 1997, BIC occupied approximately 130,000 square feet of space at 7411 John Smith Drive, Suite 200, San Antonio, Texas, which serves as both a customer service facility and the corporate headquarters for the Company. The lease expires in October 2006 and has certain expansion options, renewal options and rights of first refusal. At September 30, 1997, BIC also occupied an additional 50,000 square feet for a customer service facility located at 10500 Highway 281, San Antonio, Texas under a lease that expires in September 2002. The Company believes that its current facilities are, and its future facilities will be, adequate to meet its current and future needs.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Subsequent to its spin-off from U.S. Long Distance Corp. effective August 2, 1996, the Company began trading as an independent public company. The Company's common stock, par value $0.01 per share (the "Common Stock"), is quoted on the Nasdaq National Market under the symbol "BILL." The table below sets forth the high and low bid prices for the Common Stock from August 5, 1996, through December 11, 1997, as reported by the Nasdaq National Market. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                                       HIGH              LOW
                                                                                       ----              ---
 Fiscal Year Ended September 30, 1996:
     4th quarter (beginning August 5, 1996)                                           $22 3/4          $16

 Fiscal Year Ended September 30, 1997:
     1st quarter                                                                      $31 3/4          $24 1/4
     2nd quarter                                                                      $32 1/4          $24
     3rd quarter                                                                      $34 7/8          $21 3/8
     4th quarter                                                                      $39 1/8          $33 11/16

 Fiscal Year Ending September 30, 1998:
     1st quarter (through December 11, 1997)                                          $47 1/8          $35 3/4

STOCKHOLDERS

    At December 11, 1997, there were 16,314,082 shares of Common Stock outstanding, held by 462 holders of record. The last reported sales price of the Common Stock on December 11, 1997, was $44 3/4 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial and other data and pro forma per share data for the Company. The income statement data for the years ended September 30, 1997, 1996, 1995, 1994 and 1993, and the balance sheet data at September 30, 1997, 1996, 1995 and 1994, presented below are derived from the audited Consolidated Financial Statements of the Company. The balance sheet data at September 30, 1993, the pro forma share data and the operating data presented below are unaudited. The data presented below for the fiscal years ended September 30, 1997, 1996 and 1995, should be read in conjunction with the Consolidated Financial Statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included in this report.

                                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                        1997        1996        1995        1994       1993
                                                                        ----        ----        ----        ----       ----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
 CONSOLIDATED INCOME STATEMENT DATA:
 Operating revenues  . . . . . . . . . . . . . . . . . . . . . . .     $122,836    $103,884     $80,847     $57,746    $46,451
 Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .       46,174      37,016      29,510      20,158     16,458
 Advance funding program income  . . . . . . . . . . . . . . . . .        7,255       6,564       4,582       3,467      3,299
 Advance funding program expense . . . . . . . . . . . . . . . . .          688       1,367       1,351       1,858      2,581
 Special charges . . . . . . . . . . . . . .  . . . . . .  . . . .       21,252           0           0           0          0
 Income from operations  . . . . . . . . . . . . . . . . . . . . .       13,439      28,641      22,253      13,392     10,416
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,707      17,852      14,118       8,565      6,441

 Net income per common share . . . . . . . . . . . . . . . . . . .        $0.23           -           -           -          -
 Pro forma net income per common share (1) . . . . . . . . . . . .            -       $1.16       $0.97       $0.61      $0.53
 Weighted average common shares outstanding  . . . . . . . . . . .       16,259           -           -           -          -
 Pro forma weighted average common shares outstanding (1)  . . . .            -      15,385      14,587      14,069     12,117

                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                        1997        1996        1995       1994        1993
                                                                        ----        ----        ----       ----        ----
                                                                                           (IN THOUSANDS)
 CONSOLIDATED BALANCE SHEET DATA:
 Working capital . . . . . . . . . . . . . . . . . . . . . . . . .      $27,570     $13,530     $17,300     $11,132     $3,704
 Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      167,012     137,782     106,895      89,710     74,660
 Long-term obligations, less current portion . . . . . . . . . . .        2,614       5,036       2,216         853        434
 USLD's investment in and advances to BIC  . . . . . . . . . . . .            0           0      21,122      13,001      5,032
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . .       43,078      19,790           0           0          0
 Retained earnings (2) . . . . . . . . . . . . . . . . . . . . . .        6,397       2,690           0           0          0

                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                        1997        1996        1995       1994        1993
                                                                        ----        ----        ----       ----        ----
                                                                                          (IN THOUSANDS)
 OPERATING DATA:
 EBITDA (3)  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $17,236     $30,768     $23,469     $14,346    $11,293
 LEC billing call records processed per month (4)(5) . . . . . . .       60,300      50,100      40,400      25,900     16,900

(1) The per share and weighted average common shares outstanding data for the years ended September 30, 1996, 1995, 1994 and 1993 is unaudited and presented on a pro forma basis as Billing Information Concepts Corp. had no publicly held common shares outstanding prior to its spin-off from U.S. Long Distance Corp. on August 2, 1996. The number of weighted average common shares outstanding used in the calculation of the pro forma earnings per share gives effect to the shares assumed to be issued had the spin-off occurred at the beginning of each period presented.

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

(5) Does not include call records that the Company processed for billing management customers that have their own billing and collecting agreements with the local telephone companies. Revenue per record for billing management customers is significantly less than revenue per record for BIC's other customers.

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

GENERAL

        On August 2, 1996, U.S. Long Distance Corp. ("USLD") distributed to its stockholders all of the outstanding shares of common stock of the Company (the "Distribution") which, prior to the Distribution, was a wholly-owned subsidiary of USLD. Upon the completion of the Distribution, Billing Information Concepts Corp. ("BIC") became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business previously owned by USLD (see "Pro Forma Results of Operations" below).

RESULTS OF OPERATIONS

        The following table presents certain items in the Company's Consolidated Statements of Income as a percentage of total revenues:

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                         -----------------------------------
                                                                         1997           1996            1995
                                                                         ----           ----            ----
        Operating revenues  . . . . . . . . . . . . . . . . . . . .     100.0%         100.0%          100.0%
        Cost of revenues  . . . . . . . . . . . . . . . . . . . . .      62.4           64.4            63.5
                                                                        -----          -----           -----
        Gross profit  . . . . . . . . . . . . . . . . . . . . . . .      37.6           35.6            36.5
        Selling, general and administrative expenses   . . . . . . .     11.0           11.0            11.5
        Research and development  . . . . . . . . . . . . . . . . .       0.6            0.0             0.0
        Advance funding program income  . . . . . . . . . . . . . .      (5.9)          (6.3)           (5.7)
        Advance funding program expense . . . . . . . . . . . . . .       0.6            1.3             1.7
        Depreciation and amortization expense . . . . . . . . . . .       3.1            2.0             1.5
        Special charges . . . . . . . . . . . . . . . . . . . . . .      17.3            0.0             0.0
                                                                        -----          -----           -----
        Income from operations  . . . . . . . . . . . . . . . . . .      10.9           27.6            27.5
        Other income, net . . . . . . . . . . . . . . . . . . . . .       0.5            0.1             0.7
                                                                        -----          -----           -----
        Income before provision for income taxes  . . . . . . . . .      11.4           27.7            28.2
        Provision for income taxes  . . . . . . . . . . . . . . . .      (8.4)         (10.5)          (10.7)
                                                                        -----          -----           -----
        Net income  . . . . . . . . . . . . . . . . . . . . . . . .       3.0%          17.2%           17.5%
                                                                        =====          =====           =====

Operating Revenues

        The Company's revenues are primarily derived from the provision of billing clearinghouse and information management services to direct dial long distance carriers and operator services providers ("Local Exchange Carrier billing" or "LEC billing"). Revenues are also derived from enhanced billing services provided to companies that offer 900 services or other non-regulated telecommunications equipment and services. Effective June 1, 1997, the Company acquired Computer Resources Management, Inc. ("CRM"), a company that develops software systems for the direct billing of telecommunications services. As a result of this acquisition, the Company also develops, licenses, and supports billing systems for telecommunications service providers and provides direct billing services through a service bureau operation. LEC billing fees charged by the Company include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Processing fees also include any charges assessed to the Company by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end-users.

        Total revenues for 1997 were $122.8 million compared to $103.9 million in 1996 and $80.8 million in 1995, representing increases of 18.2% and 28.5%, respectively. LEC billing services revenues increased 15.9% to $120.5 million in 1997 from $103.9 million in the prior year. The remaining increase in revenues from 1996 to 1997 was attributable to billing systems sales and related services revenues. The LEC billing services revenue increases are primarily attributable to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Direct dial long distance billing services revenues have exceeded prior period revenues on a quarterly basis since the inception of this business in 1993. From 1993 through 1996, revenues derived from operator services customers have been relatively flat. This lack of operator services growth was attributable to several factors, including increased regulation and an increased awareness on the part of the consumer of the ability of the telephone user to select a carrier of choice by dialing access codes of carriers other than the carrier contracted by the telephone owner, resulting in a lower number of billable telephone calls generated by the Company's customers. In 1997, the number of zero telephone call records processed increased from the prior year primarily due to records billed on behalf of a certain Regional Bell Operating Company. Although the total revenue increase in 1996 from the prior year was partly due to the growth of enhanced billing services revenues, 1997 revenues from enhanced billing services were consistent with those of the prior year. Management believes that such revenues do not represent a significant growth opportunity in the future.

Telephone call record volumes (exclusive of records processed for billing management customers) were as follows:

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                       ------------------------
                                                                       1997      1996     1995
                                                                       ----      ----     ----
                                                                            (IN MILLIONS)
Direct dial long distance services  . . . . . . . . . . . . . . . .     510.3    402.8     252.0
Operator services   . . . . . . . . . . . . . . . . . . . . . . . .     133.4    131.8     138.0
Enhanced billing services . . . . . . . . . . . . . . . . . . . . .       9.6      8.6       4.4

Revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Company's other customers, and thus, the volume of records processed for billing management customers is not presented in the table above.

Cost of Revenues

        Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounted costs on to its customers. Cost of revenues also includes the cost of computer hardware and software sold, and the salaries and benefits of software development, technical, service bureau and client service personnel who generate revenue from hourly billings.

        Gross profit margin of 37.6 % reported for 1997 compares to 35.6% achieved in 1996 and 36.5% achieved in 1995. The improvement from 1996 to 1997 is due primarily to lower customer service and telecommunications services costs, which were offset partially by higher transmission costs. The addition of sales of billing systems and related services revenues in late 1997 also served to improve gross margin due to the higher margins associated with systems sales. The lower customer service costs were attributable to efficiencies resulting from the implementation of an automated voice response system. The lower telecommunications costs were due to a price decrease from the Company's vendor as well as savings associated with the voice response system. The decrease in gross profit margin from 1995 to 1996 is attributable to higher customer service costs that were partially offset by lower billing and collection fees as a percentage of revenues. The higher customer service costs were due to increased telecommunications services usage and staffing expenses incurred by the Company in order to support the rapid growth in the volume of customer inquiries resulting from the significant growth in the number of records processed. The lower billing and collection fees as a percentage of revenues were the results of growth of the Company's direct dial long distance business as such call records cost less per record to bill than other types of records. The Company's gross profit margin could increase in subsequent periods as a result of the addition of higher gross margin billing systems sales and related services revenues.

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Additionally, a portion of the expense of certain USLD corporate functions, such as treasury, financial reporting, investor relations, legal, payroll and management information systems has been allocated to the Company and is reflected in its historical operating results for 1996 and 1995.

        SG&A expenses for 1997 were $13.6 million, compared to $11.4 million in 1996, both representing 11.0% of revenues, and $9.3 million in 1995, or 11.5% of revenues. SG&A expenses as a percentage of revenues for 1996 decreased from the prior year primarily as a result of efficiencies associated with significant revenue growth.

Research and Development

        Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. In 1997, the Company commenced internally funded research and development activities with respect to efforts to offer "invoice ready" billing services. During the third quarter of 1997, the Company also acquired a software development company that was actively involved in ongoing research and development efforts associated with creating new and enhanced products related to its convergent billing software platform. Consequently, research and development expenses in 1997 were $688,000. The Company intends to continue its research and development efforts in the future and anticipates spending from $3 to $5 million during 1998 for such expenses.

Advance Funding Program Income and Expense

        Advance funding program income was $7.3 million in 1997 compared with $6.6 million in 1996 and $4.6 million in 1995. The year-to-year increases were primarily the result of financing a higher level of customer receivables under the Company's advance funding program (see "Advance Funding Program and Receivable Financing Facility" below). The quarterly average balance of purchased receivables was $73.6 million, $60.9 million and $51.1 million in 1997, 1996 and 1995, respectively. Advance funding program income may decrease in subsequent periods due to a number of customers that are expected to discontinue participating in the program.

        Advance funding program expense was $700,000 in 1997, compared with $1.4 million in both 1996 and 1995. In addition to declining from 1996 to 1997, advance funding program expense in 1997 and 1996 declined relative to advance funding program income reported in the respective years. These decreases were primarily attributable to the Company financing a higher level of customer receivables with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. Cost savings were also realized from the more favorable terms of its new credit facility.

Depreciation and Amortization

        Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Asset lives range between three and fifteen years.

        Depreciation and amortization expense was $3.8 million in 1997 compared with $2.1 million in 1996 and $1.2 million in 1995. Depreciation and amortization expense as a percentage of revenues was 3.1%, 2.0% and 1.5%, in 1997, 1996 and 1995, respectively. The increase in the percentage of revenues from year to year is attributable to increased capital expenditures made in order to provide the infrastructure needed to support the growth of the Company's employee base and the anticipated expansion of the Company's business. These expenditures included the purchase of office furniture, computer equipment and software and, during 1997, investments in leasehold improvements in connection with the Company taking occupancy of a new facility that serves as both a customer service center and the corporate headquarters of the Company. During 1997, the Company recognized $205,000 of amortization expense with respect to goodwill and other intangibles acquired in connection with the acquisition of CRM.

Income from Operations

        Income from operations was $13.4 million, $28.6 million and $22.3 million in 1997, 1996 and 1995, respectively. Income from operations decreased from 1996 to 1997, due to special charges of $21.3 million in the third quarter of 1997. The $21.3 million charge includes in-process research and development costs of $13.0 million acquired in connection with the acquisition of CRM. The remaining $8.3 million represents accumulated costs associated with the development of a direct billing system for a service bureau operation. The Company abandoned this development during the third quarter of 1997. Income from operations, exclusive of special charges, represented 28.2%, 27.6% and 27.5% of revenues in 1997, 1996 and 1995, respectively. The improvement in income from operations, exclusive of special charges, as a percentage of revenues from 1996 to 1997 is attributable to a higher gross profit margin and higher net advance funding income as a percentage of revenues, offset partly by higher depreciation expenses as a percentage of revenues and research and development expenses incurred in 1997. Income from operations as a percentage of revenues improved from 1995 to 1996 due to higher net advance funding income and lower SG&A expenses as a percentage of revenues, but this improvement was partially offset by a lower gross profit margin and higher depreciation expenses as a percentage of revenues.

Other Income

        Net other income of $552,000 in 1997 compares to net other income of $152,000 in 1996 and $526,000 in 1995. The increase from 1996 to 1997, and the decrease from 1995 to 1996, were both primarily due to a loss of $376,000 recognized in 1996 on the disposition of assets that were determined to be obsolete, including certain assets that were transferred to the Company from USLD as a result of the Distribution.

Income Taxes

        The Company's effective tax rate was 73.5% in 1997 and 38.0% in both 1996 and 1995. The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. The increase in the effective rate for 1997 is primarily due to nondeductible in-process research and development costs and amortization expenses related to the acquisition of CRM. Exclusive of special charges, the Company's effective tax rate would have been 38.0% in 1997.

PRO FORMA RESULTS OF OPERATIONS

        The audited Consolidated Statements of Income included in this report reflect the operations of the Company for the years ended September 30, 1997, 1996 and 1995. Included below is supplemental unaudited consolidated pro forma financial information that management believes is important to provide an understanding of the results of operations of the Company. Pro Forma Condensed Consolidated Statements of Income are presented below on an annual basis for 1997, 1996 and 1995. These Pro Forma Condensed Consolidated Statements of Income are based on the historical statements of the periods presented adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Pro Forma Condensed Consolidated Statements of Income for 1996 and 1995 give effect to the Distribution as if it had occurred at the beginning of each year. The Pro Forma Condensed Consolidated Statements of Income for 1997 include the results of operations for CRM since June 1, 1997, the effective date of acquisition.

        The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes to the pro forma financial statements and with the Company's historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein and in the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A dated August 1, 1996. The pro forma financial statements should not be considered indicative of the operating results that the Company will achieve in the future because, among other things, these statements are based on historical rather than prospective information and include certain assumptions that are subject to change.

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

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                                                     ---------------------------------------------------------------
                                                                                      As Reported
                                                                     As Reported        Without
                                                                     With Special       Special
                                                                       Charges         Charges(B)
                                                                     ------------     -----------
                                                                         1997             1997               1996            1995
                                                                         ----             ----               ----            ----
 Operating revenues  . . . . . . . . . . . . . . . . . . . . . . .   $  122,836       $   122,836       $      103,884   $  80,847
 Cost of revenues  . . . . . . . . . . . . . . . . . . . . . . . .       76,662            76,662               66,868      51,337
                                                                     ----------       -----------       --------------   ---------
 Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .       46,174            46,174               37,016      29,510
 Selling, general and administrative expenses  . . . . . . . . . .       13,565            13,565               11,445       9,272
 Research and development  . . . . . . . . . . . . . . . . . . . .          688               688                    0           0
 Advance funding program income  . . . . . . . . . . . . . . . . .       (7,255)           (7,255)              (6,564)     (4,582)
 Advance funding program expense (A) . . . . . . . . . . . . . . .          688               688                2,760       3,075
 Depreciation and amortization expense . . . . . . . . . . . . . .        3,797             3,797                2,127       1,216
 Special Charges . . . . . . . . . . . . . . . . . . . . . . . . .       21,252                 0                    0           0
                                                                     ----------       -----------       --------------   ---------
 Income from operations. . . . . . . . . . . . . . . . . . . . . .       13,439            34,691               27,248      20,529
 Other income, net . . . . . . . . . . . . . . . . . . . . . . . .          552               552                  152         526
                                                                     ----------       -----------       --------------   ---------
 Income before provision for income taxes . . .. . . . . . . . . .       13,991            35,243               27,400      21,055
 Provision for income taxes (C). . . . . . . . . . . . . . . . . .      (10,284)          (13,381)             (10,411)     (8,005)
                                                                     ----------       ------------      --------------   ---------
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,707       $    21,862       $       16,989   $  13,050
                                                                     ==========       ===========       ==============   =========

 Net income per common share . . . . . . . . . . . . . . . . . . .   $     0.23       $      1.33       $         1.10   $    0.89
 Weighted average common shares and common share equivalents
   outstanding (D) . . . . . . . . . . . . . . . . . . . . . . . .       16,259            16,488               15,385      14,587



Notes to unaudited pro forma condensed consolidated statements of income:

(A) Reflects an adjustment to increase interest expense for the assumed borrowings for the cash transfer made to USLD of $11,713,000 in accordance with the terms of the Distribution Agreement and cash payments for direct costs incurred in connection with the Distribution of approximately $9,200,000. Interest expense was calculated at a rate of 8.0% and 8.25% per annum for 1996 and 1995, respectively.

(B) Excludes special charges of $21,252,000 representing in-process research and development costs of $13.0 million acquired in connection with the acquisition of CRM and $8.3 million of accumulated costs associated with the development of a direct billing system that was abandoned by the Company.

(C) Reflects related income tax effect of the adjustments in notes (A) and (B)

(D) The number of weighted average shares outstanding for 1996 and 1995 gives effect to the shares assumed to be issued had the Distribution occurred at the beginning of each year. The number of weighted average shares outstanding for 1997 as reported without special charges explained in note (B) gives effect to the net income that would have been recognized during the third quarter of 1997 had the special charges not been incurred.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash balance increased to $41.4 million at September 30, 1997, from $34.1 million at September 30, 1996. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its customers. The Company's working capital position increased to $27.6 million at September 30, 1997, from $13.5 million at September 30, 1996, and its current ratio was 1.2:1 and 1.1:1 at September 30, 1997 and 1996, respectively. Net cash provided by operating activities was $31.1 million, $26.0 million and $14.3 million in 1997, 1996 and 1995, respectively, and reflected the increases in net income from 1995 to 1997, exclusive of special charges.

        In December 1996, the Company obtained a new $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This new credit facility terminates on December 20, 1999, and provides the Company with more favorable terms than those of the Company's previous credit facility. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. The amount borrowed by the Company under its credit facility to finance the advance funding program was $0 and $19.0 million at September 30, 1997 and 1996, respectively. At September 30, 1997, the amount available under the Company's credit facility was $50.0 million.

        In addition to the revolving line of credit facility described above, the Company is obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at September 30, 1997 was approximately $7.2 million, due in varying amounts through October 2000. Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. Cross-default provisions of certain of the Company's equipment loans may place the Company in default of such loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed. The Company was in compliance with all required covenants at September 30, 1997.

        Capital expenditures amounted to approximately $17.6 million in 1997 and related primarily to the purchase of computer equipment and software. During 1997, the Company financed approximately $4.1 million of equipment through term debt agreements with two separate lenders. The Company anticipates spending approximately $12 million over the next twelve months, including expenditures for local telephone company agreements that will enable it to offer "invoice ready" billing services. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

        Effective June 1, 1997, the Company acquired Computer Resources Management, Inc. ("CRM"), a company that develops software systems for the direct billing of telecommunications services. An aggregate of $8.5 million cash and 325,000 shares of the Company's common stock were issued in connection with this purchase transaction. Of these shares, 65,000 were deposited in an escrow account to satisfy certain indemnification obligations. All of the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of the earnings per share calculations. During the third quarter of 1997, the Company expensed $13.0 million of in-process research and development costs acquired from the acquisition. The Company granted certain registration rights to and entered into an employment agreement with the principal of CRM.

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

ADVANCE FUNDING PROGRAM AND RECEIVABLE FINANCING FACILITY

        Since it generally takes 40 to 90 days to collect receivables from the local telephone companies, customers can significantly accelerate cash receipts by utilizing the Company's advance funding program. The Company offers participation in this program to qualifying customers through its Advance Payment Agreement. Under the terms of this agreement, the Company purchases the customer's accounts receivable for an amount equal to the face amount of the billing records submitted to the local telephone companies by the Company for billing and collection, less certain deductions. The purchase price is remitted by the Company to its customers in two payments.

        Within five days from receiving a customer's records, an initial payment is made to the customer based on a percentage of the value of the customer's call records submitted to the local telephone companies. This percentage is established by the Advance Payment Agreement and generally ranges between 50% and 80%. The Company pays the remaining balance of the purchase price upon collection of funds from the local telephone companies. A portion of the funds used to make the advance payments may be borrowed under the Company's revolving line of credit facility. The amount borrowed by the Company under this credit facility to finance the advance funding program was $0 and $19.0 million at September 30, 1997 and 1996, respectively.

        Service fees charged to customers by the Company are recorded as Advance Funding Program Income and are computed at a rate above the prime rate on the amount of advances (initial payments) outstanding to a customer during the period commencing from the date the initial payment is made until the Company recoups the full amount of the initial payment from local telephone companies. The rate charged to the customer by the Company is higher than the interest rate charged to the Company, in part to cover the administrative expenses incurred in providing this service. Borrowing costs are computed at a rate below the prime interest rate and are based on the amount of borrowings outstanding during the period commencing from the date the funds are borrowed until the loan is repaid by the Company. Borrowing costs are recorded as Advance Funding Program Expense. The result of these financing activities is the generation of a net amount of Advance Funding Program Income that contributes to the net income of the Company.

        As part of the Advance Payment Agreement, the Company contractually purchases the customer accounts receivable upon which funds are advanced. Further, the customer may grant a first lien security interest in other customer accounts and assets and will take other action as may be required to perfect the Company's first lien security interest in such assets. Under the terms of the credit facility agreement, the Company is obligated to repay amounts borrowed whether or not the purchased accounts receivable are actually collected.

SEASONALITY

        To some extent, the revenues and telephone call record volumes of most customers of the Company are affected by seasonality. For example, the Company's direct dial long distance customers use the Company's services primarily to bill residential accounts, which typically generate a higher traffic volume around holidays, particularly Thanksgiving, Christmas and New Year's Day. As a result of this seasonal variation, direct dial long distance telephone call record volumes processed by the Company during the Company's first and second fiscal quarters ending December 31 and March 31, respectively, (which include the Thanksgiving, Christmas and New Year's Day holidays), historically have been the highest level of any quarter of the year after adjusting for new business. Consequently, revenues reported by the Company that are derived from direct dial long distance telephone call records are similarly affected. The seasonal effect caused by the Company's direct dial long distance customers has been lessened, however, as a result of the Company's business from operator services customers. Typically, the Company's operator services customers experience decreases in operator services revenues and telephone call record volumes in the fall and winter months as pay telephone usage declines due to cold and inclement weather in many parts of the United States. Conversely, due to increased traffic from pay telephones during the spring and summer months, the Company has historically processed its highest volumes of operator services telephone call records and reported its highest operator services-related revenues in the third and fourth quarters of the fiscal year. The billing revenues derived from operator services customers have mitigated the seasonal effects of the revenues derived from the Company's direct dial long distance customers.

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

                                                                                                                          PAGE
                                                                                                                          ----
 Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
 Consolidated Balance Sheets at September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25
 Consolidated Statements of Income for the Years Ended September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . .     26
 Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995 . . . . . . . .     27
 Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995 . . . . . . . . . . . . .     28
 Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Billing Information Concepts Corp.:

        We have audited the accompanying consolidated balance sheets of Billing Information Concepts Corp. (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Billing Information Concepts Corp. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP

San Antonio, Texas
November 14, 1997

             BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS                                                                  SEPTEMBER 30,
                                                                                                            -------------
                                                                                                          1997        1996
                                                                                                          ----        ----
 Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   41,444  $    34,135
  Accounts receivable, net of allowance for doubtful accounts of $138 (1997) and $0 (1996) . . . . .       25,919       17,707
  Purchased receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       70,175       70,920
  Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,196          883
                                                                                                       ----------  -----------

         Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      140,734      123,645
  Property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,906       11,403
  Less accumulated depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,750)      (2,023)
                                                                                                       ----------  -----------

         Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,156        9,380
  Equipment held under capital leases, net of accumulated amortization of $964 (1997)
                  and $482 (1996)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          606        3,519
  Other assets, net of accumulated amortization of $1,680 (1997) and $1,190 (1996) . . . . . . . . .        7,516        1,238
                                                                                                       ----------  -----------

         Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  167,012  $   137,782
                                                                                                       ==========  ===========



                                             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   19,223  $    12,743
  Accounts payable - billing customers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       75,166       58,525
  Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,728       18,338
  Revolving line of credit for purchased receivables . . . . . . . . . . . . . . . . . . . . . . . .            0       19,010
  Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          606          603
  Current portion of obligations under capital leases  . . . . . . . . . . . . . . . . . . . . . . .          441          896
                                                                                                       ----------  -----------

         Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      113,164      110,115
  Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,324        2,370
  Obligations under capital leases, less current portion . . . . . . . . . . . . . . . . . . . . . .          290        2,666
  Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,048            0
  Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          499            0
                                                                                                       ----------  -----------

         Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      118,325      115,151
 Commitments and contingencies (See Notes 4 and 11)
 Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at
         September 30, 1997 or 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0            0
  Common stock, $0.01 par value, 60,000,000 shares authorized, 16,197,585 shares issued and outstanding at September 30, 1997; 15,045,709 shares issued and outstanding at September 30,
         1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          162          151
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,078       19,790
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,397        2,690
  Deferred compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (950)           0
                                                                                                       ----------  -----------

         Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,687       22,631
                                                                                                       ----------  -----------

         Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .   $  167,012  $   137,782
                                                                                                       ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                                               --------------------------------
                                                                             1997            1996            1995
                                                                             ----            ----            ----
      Operating revenues  . . . . . . . . . . . . . . . . . . . . . . .   $122,836          $103,884        $80,847
      Cost of revenues  . . . . . . . . . . . . . . . . . . . . . . . .     76,662            66,868         51,337
                                                                          --------          --------        -------


      Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .     46,174            37,016         29,510
      Selling, general and administrative expenses  . . . . . . . . . .     13,565            11,445          9,272
      Research and development  . . . . . . . . . . . . . . . . . . . .        688                 0              0
      Advance funding program income  . . . . . . . . . . . . . . . . .     (7,255)           (6,564)        (4,582)
      Advance funding program expense . . . . . . . . . . . . . . . . .        688             1,367          1,351
      Depreciation and amortization expense . . . . . . . . . . . . . .      3,797             2,127          1,216
      Special charges (See Note 6)  . . . . . . . . . . . . . . . . . .     21,252                 0              0
                                                                          --------          --------        -------

      Income from operations  . . . . . . . . . . . . . . . . . . . . .     13,439            28,641         22,253
      Other income (expense):
      Interest income . . . . . . . . . . . . . . . . . . . . . . . . .        989               938            883
      Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .       (493)             (287)          (188)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .         56              (499)          (169)
                                                                          --------          --------        -------

                       Total other income, net  . . . . . . . . . . . .        552               152            526
                                                                          --------          --------        -------

      Income before provision for income taxes  . . . . . . . . . . . .     13,991            28,793         22,779
      Provision for income taxes  . . . . . . . . . . . . . . . . . . .    (10,284)          (10,941)        (8,661)
                                                                          --------          --------        -------

      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,707          $ 17,852        $14,118
                                                                          ========          ========        =======

      Primary:
      Net income per common share   . . . . . . . . . . . . . . . . . .      $0.23                 -              -
      Pro forma net income per common share (Unaudited - See Note 2). .          -             $1.16          $0.97
      Weighted average common shares and common share equivalents           16,259
              outstanding   . . . . . . . . . . . . . . . . . . . . . .                            -              -
      Pro forma weighted average common shares and common share
              equivalents outstanding (Unaudited - See Note 2). . . . .                       15,385         14,587

      Fully diluted:
      Net income per common share   . . . . . . . . . . . . . . . . . .      $0.22                 -              -
      Pro forma net income per common share (Unaudited - See Note 2)             -             $1.15          $0.97
      Weighted average common shares and common share equivalents           16,627
              outstanding   . . . . . . . . . . . . . . . . . . . . . .                            -              -
      Pro forma weighted average common shares and common share
              equivalents outstanding (Unaudited - See Note 2). . . . .          -            15,527         14,617





  The accompanying notes are an integral part of these consolidated financial statements.

             BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                (IN THOUSANDS)


                                                                                 USLD'S
                                      PREFERRED STOCK      COMMON STOCK       INVESTMENT IN   ADDITIONAL
                                      ---------------      ------------           AND           PAID-IN      DEFERRED     RETAINED
                                     SHARES   AMOUNT    SHARES     AMOUNT    ADVANCES TO BIC    CAPITAL    COMPENSATION   EARNINGS
                                     ------   ------    -------    ------    ---------------    -------    ------------   --------
 Balances at September 30, 1994.....     10       $100       102       $ 1            $13,001    $      0        $     0    $    0
 Transfers to affiliates............      0          0         0         0            (5,997)           0              0         0
 Net income.........................      0          0         0         0             14,118           0              0         0
                                        ---     ------    ------      ----            -------     -------         ------    ------


 Balances at September 30, 1995.....     10        100       102         1             21,122           0              0         0
 Transfers (to) from affiliates.....      0          0      (102)       (1)             2,850     (15,448)             0         0
 Redemption of preferred stock......    (10)      (100)        0         0             (3,900)          0              0         0
 Issuance of common stock in
   connection with Distribution
   (See Note 2).....................      0          0    15,032       151            (35,234)     35,083              0         0
 Exercise of stock options..........      0          0        14         0                  0         155              0         0
 Net income.........................      0          0         0         0             15,162           0              0     2,690
                                        ---     ------    ------      ----            -------     -------         ------    ------
 Balances at September 30, 1996.....      0          0    15,046       151                  0      19,790              0     2,690
 Issuance of common stock...........      0          0       343         3                  0       9,834              0         0
 Exercise of stock options and
   warrants.........................      0          0       809         8                  0      11,964              0         0
 Issuance of stock options..........      0          0         0         0                  0       1,490         (1,490)        0
 Compensation expense...............      0          0         0         0                  0           0            540         0
 Net income.........................      0          0         0         0                  0           0              0     3,707
                                        ---     ------    ------      ----            -------     -------         ------    ------


 Balances at September 30, 1997           0     $    0    16,198      $162            $     0     $43,078         $(950)    $6,397
                                        ===     ======    ======      ====            =======     =======         =====     ======

  The accompanying notes are an integral part of these consolidated financial statements.

             BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                             FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                             --------------------------------
                                                                                             1997          1996         1995
                                                                                             ----          ----         ----
 Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3,707       $17,852      $14,118
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,797         2,127        1,216
    Deferred compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          540            10           18
    Loss on disposition of equipment . . . . . . . . . . . . . . . . . . . . . . . . . .          141           376            0
    Special charges  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,252             0            0
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable . . . . . . . . . . . . . . . . . . . .       (7,445)          406       (5,445)
      Increase in prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,538)         (259)        (550)
      Increase in trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        6,450           139        4,856
      Increase in accrued liabilities . . . . . .. . . . . . . . . . . . . . . . . . . .        3,695         5,403           81
      Increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . .          499           (21)         (35)
                                                                                             --------       -------      -------

 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . .       31,098        26,033       14,259
 Cash flows from investing activities:
  Purchases of property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .      (17,578)       (6,679)      (1,922)
  Purchase of software development company, net of cash acquired . . . . . . . . . . . .       (8,403)            0            0
  Collections of (payments for) purchased receivables, net . . . . . . . . . . . . . . .          745       (15,692)      (1,881)
  Collections of proceeds due (payments made) to billing customers, net  . . . . . . . .       15,541        23,769       (2,239)
  Collections of sales taxes due on behalf of billing customers, net . . . . . . . . . .        2,136           743        6,818
  Proceeds from sale of equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .          127             0            0
  Other investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,001)         (207)        (792)
                                                                                             -------       -------       -------

 Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . . .       (8,433)        1,934          (16)
 Cash flows from financing activities:
  Payments on revolving line of credit for purchased receivables, net  . . . . . . . . .      (19,010)       (4,020)      (2,205)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .        4,091         1,937          917
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,184)         (688)        (148)
  Payments on capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,831)         (436)        (230)
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .        6,578            96            0
  Transfers to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0       (17,491)      (6,549)
                                                                                              --------      -------      -------

 Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . .      (15,356)      (20,602)      (8,215)
                                                                                              -------       -------      -------

 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .        7,309         7,365        6,028
 Cash and cash equivalents, beginning of year  . . . . . . . . . . . . . . . . . . . . .       34,135        26,770       20,742
                                                                                              -------       -------      -------

 Cash and cash equivalents, end of year  . . . . . . . . . . . . . . . . . . . . . . . .      $41,444       $34,135      $26,770
                                                                                              =======       =======      =======




  The accompanying notes are an integral part of these consolidated financial statements.

             BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997, 1996 AND 1995

NOTE 1. BUSINESS ACTIVITY

        Billing Information Concepts Corp. ("BIC") was incorporated in the State of Delaware in 1996. BIC was previously a wholly-owned subsidiary of U.S. Long Distance Corp. ("USLD") that, upon its spin-off from USLD, became an independent, publicly held company. BIC and its subsidiaries (collectively, the "Company") primarily provide billing clearinghouse and information management services in the United States to the telecommunications industry. In addition to processing call records, the Company provides a wide range of back office services including customer service, data processing, tax filings, accounting services and an advance funding program. The Company also develops, licenses and supports billing systems for telecommunications service providers and provides direct billing services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of BIC and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        On August 2, 1996 (the "Distribution Date"), USLD distributed all of the outstanding common stock of BIC, pro rata to the stockholders of USLD (the "Distribution") with the result being that BIC became an independent, publicly held company that owns and operates all of the assets of, and is responsible for all of the liabilities associated with, the billing clearinghouse and information management services business previously owned by USLD. The accompanying financial statements include the operations of BIC which, until the Distribution, were combined with and reported as part of the consolidated financial statements of USLD. Immediately prior to the Distribution, BIC canceled all of USLD's intercompany payable owed to BIC. In recognition of this, the balance of the intercompany receivable from USLD has been combined with and included in the balance sheet caption entitled "USLD's investment in and advances to BIC." All stockholder equity account balances, except for the par value of BIC common stock, have also been reported as "USLD's investment in and advances to BIC."

        Certain selling, general and administrative expenses of USLD were historically accounted for on a consolidated basis with no allocation to individual subsidiaries. The historical statements of BIC have been adjusted to include all of the expenses that appropriately and fairly could have been allocated to BIC except for the income taxes. USLD's federal income taxes have historically been determined on a consolidated basis. For purposes of preparing the BIC historical consolidated financial statements, income taxes have been determined on a separate company basis. Deferred taxes have been recorded on BIC's consolidated financial statements, as appropriate. Tax assets and liabilities are reflected in a manner consistent with the Tax Sharing Agreement between USLD and BIC.

        For purposes of preparing BIC's consolidated financial statements, certain amounts that were previously classified as operating revenues, cost of revenues, selling, general and administrative expenses, and other income (expense) have been reclassified. Certain intercompany transactions that had been eliminated in consolidation are properly reflected in the historical consolidated financial statements of BIC at amounts that are believed by management to reflect an arm's-length relationship. Certain prior period amounts have been reclassified for comparative purposes.

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

Revenue Recognition Policies

        The Company recognizes revenue from its billing services when records that are to be billed and collected by the Company are processed. Revenue from the sale of billing systems, including the licensing of software rights, is recognized at the time that the product is delivered to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. If there are significant obligations related to the installation or development of the system delivered, revenue is recognized in the period that the Company fulfills its obligations. Services revenue related to the Company's billing systems is recognized in the period that the services are provided.

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

        The Company offers participation in an advance funding program to qualifying customers through its Advance Payment Agreement. Under the terms of this agreement, the Company purchases the customer's accounts receivable for an amount equal to the face amount of the billing records submitted to the local telephone companies by the Company for billing and collection less:

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

        Any accounts receivable purchased by the Company are recorded as purchased receivables in an amount equal to the face amount of the billing records submitted to the local telephone companies by the Company for billing and collection. Concurrently, an equal amount is recorded as accounts payable to billing customers. The amount of the initial payment made to the customer reduces accounts payable to billing customers. The balance, reported as accounts payable to billing customers ($75,166,000 and $58,525,000 at September 30, 1997 and 1996, respectively), consists of:

        o an amount equal to the face value of all purchased receivables, reduced for any amounts paid as initial payments under Advance Payment Agreements,

        o an amount equal to collections from local telephone companies that have not yet been remitted to customers, and

        o an amount accrued for the estimated liability associated with future end-user refunds and local telephone company adjustments related to customers who are no longer serviced by the Company.

        The purchased receivables balance is relieved at the time the customer receivables are collected from the local telephone companies. Any differences between the amount initially recorded as a purchased receivable and the amount ultimately collected from the local telephone companies are recorded as a reduction of both the purchased receivable and accounts payable to billing customers in an equal amount. The funds are remitted to the customer after the Company deducts the amount funded, the financing service charges earned under the Advance Payment Agreement, local telephone company billing fees due the Company and any end-user customer service refunds.

        The Company has some risk with regard to these deductions to the extent that they exceed the amount collected from the local telephone companies. Generally, the Company will collect these amounts from future funds received from the local telephone companies. However, in certain cases, such as if the Company is no longer providing services to the customer, there may not be adequate funds from which to collect these amounts. The Company does have the right of offset against all funds held for the account of such customers and may hold a first lien security interest in such billing customers' accounts, generally including those not acquired by the Company. The Company has an accrued liability included in the balance sheet caption entitled "Accounts payable - billing customers" for the estimated amount that such deductions exceed funds withheld from such customers.

        The following receivables purchased and financed by the Company were outstanding at:


                                                                                                    SEPTEMBER 30,
                                                                                                    -------------
                                                                                                   1997        1996
                                                                                                   ----        ----
                                                                                                    (IN THOUSANDS)
   Purchased receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $70,175     $70,920
   Revolving line of credit for purchased receivables  . . . . . . . . . . . . . . . . . . .             0      19,010

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

Other Assets

        Other assets include costs incurred to acquire billing agreements with local telephone companies for billing and collection services and other agreements. These costs are being amortized over five to seven years. Other assets also include financing costs related to the issuance of debt, which have been deferred and are amortized over the life of the respective financing agreement, and goodwill and other intangibles related to the acquisition of a software development company (see Note 5). In addition, long-term deposits have been included in other assets.

Accrued Liabilities

        Accrued liabilities include sales taxes payable on behalf of billing customers of $13,061,000 and $12,025,000 at September 30, 1997 and 1996,
respectively.

Fair Value of Financial Instruments

        The estimated fair values of the Company's cash and cash equivalents and all other financial instruments have been determined using appropriate valuation methodologies and approximate their related carrying values.

Income Taxes

        Deferred tax assets and liabilities are recorded based on enacted income tax rates that are expected to be in effect in the period in which the deferred tax asset or liability is expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax assets or liabilities. The effects of such adjustments are required to be included in income in the period in which the tax laws or rates are changed.

        BIC and USLD entered into a Tax Sharing Agreement that defines the parties' respective rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to BIC's business for tax years prior to the Distribution and with respect to certain tax attributes of BIC after the Distribution. In general, with respect to periods ending on or before the last day of the year in which the Distribution occurred, USLD is responsible for (i) filing both consolidated federal tax returns for the USLD affiliated group and combined or consolidated state tax returns for any group that includes a member of the USLD affiliated group, including in each case BIC and its subsidiaries for the relevant periods of time that such companies were members of the applicable group and (ii) paying the taxes related to such returns (including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities). BIC will reimburse USLD for a portion of such taxes and the cost of preparation of the associated tax returns related to the BIC affiliated group. BIC is responsible for filing returns and paying taxes related to the BIC affiliated group for subsequent periods. BIC and USLD have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Any options or warrants outstanding are considered common stock equivalents provided they have a dilutive effect on net income per common share. Net income per common share is presented on a pro forma basis for fiscal 1996 and 1995, as BIC had no publicly held common shares outstanding prior to the Distribution. The unaudited pro forma net income per common share was computed by dividing net income by the pro forma weighted average number of common shares and common share equivalents outstanding during the applicable period. The pro forma weighted average number of common shares outstanding during each fiscal year gives effect to the number of shares assumed to be issued had the Distribution occurred at the beginning of each period presented, including the assumed conversions of options and warrants that were assumed to be outstanding during the respective periods. The unaudited pro forma per share data is presented for informational purposes only and should not be considered indicative of the operating results which the Company will achieve in the future because, among other things, this data is based on historical rather than prospective information and includes certain assumptions which are subject to change.

        Actual net income per common share for the period from the Distribution Date to September 30, 1996, was $0.17 per share. The approximate weighted average number of common shares and common share equivalents used in computing actual net income per common share for the period from the Distribution Date to September 30, 1996 was 15,761,000.

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

        The pro forma effect of adopting SFAS No. 128 on EPS data is as follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                  --------------------------------------------------------------------
                                           1997                     1996                      1995
                                  -----------------         -----------------        -----------------
Primary EPS as reported                    $0.23                    $1.16                     $0.97
Pro forma effect of SFAS No. 128            0.01                     0.06                      0.09
                                  --------------            -------------            --------------
Basic EPS as restated                      $0.24                    $1.22                     $1.06
                                  ==============            =============            ==============

Fully diluted EPS as reported              $0.22                    $1.15                     $0.97
Pro forma effect of SFAS No. 128            0.01                     0.01                      0.00
                                  --------------            -------------            --------------
Diluted EPS as restated                    $0.23                    $1.16                     $0.97
                                  ==============            =============            ==============


        Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of options and warrants that were outstanding during the period.

New Accounting Standards

        In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996 and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 amends the effective date for certain provisions of SFAS No. 125 to December 31, 1997. Management of the Company does not anticipate the adoption of SFAS No.'s 125 and 127 will have a material impact on the Company's financial position or results of operations.

Statements of Cash Flows

        Cash payments and non-cash activities during the periods indicated were as follows:

                                                                                           YEAR ENDED SEPTEMBER 30,
                                                                                           ------------------------
                                                                                          1997       1996      1995
                                                                                          ----       ----      ----
                                                                                                (IN THOUSANDS)
   Cash payments for interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,375    $1,563     $1,564
   Cash payments for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .        8,913     8,366      8,859
   Noncash investing and financing activities:
   Common stock issued in connection with the Distribution . . . . . . . . . . . . .            0    35,234          0
   Net assets transferred from USLD in connection with the Distribution  . . . . . .            0       892          0
   Capital lease obligations incurred  . . . . . . . . . . . . . . . . . . . . . . .            0     2,432      1,249
   Tax benefit recognized in connection with stock option exercises  . . . . . . . .        5,765        59         94
   Assets acquired in connection with acquisition  . . . . . . . . . . . . . . . . .       20,512         0          0
   Liabilities assumed in connection with acquisition  . . . . . . . . . . . . . . .        2,596         0          0
   Common stock issued in connection with acquisition  . . . . . . . . . . . . . . .        9,466         0          0

        For purposes of determining cash flows, the Company considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 3. DEBT

        Long-term debt is comprised of the following:

                                                                                                      SEPTEMBER 30,
                                                                                                      -------------
                                                                                                     1997        1996
                                                                                                     ----        ----
                                                                                                       (IN THOUSANDS)
   Revolving line of credit for purchased receivables, 8.75% at September 30, 1996 (prime
     rate (8.25%) plus .5%), due in varying amounts through December 31, 1996  . . . . . . .        $   0     $ 19,010
   Fixed interest rate term notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,930        2,973
                                                                                                   ------      -------

   Total debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,930       21,983
   Less - Current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (606)     (19,613)
                                                                                                   ------      -------


                                                                                                   $2,324     $ 2,370
                                                                                                   ======      =======

        The Company has various fixed rate term notes with rates ranging from 7.62% to 7.73%, due in varying amounts through June 2002. The proceeds from the issuance of these notes were used to acquire certain computer equipment and office furniture. The loans are secured by the assets acquired with the proceeds of such notes.

        In December 1996, the Company repaid all amounts outstanding under its $45 million revolving line of credit, which bore interest at the prime rate plus 0.5%, and matured December 31, 1996. Effective December 23, 1996, the Company obtained a new $50.0 million revolving line of credit facility with certain commercial lending institutions to finance the purchase of accounts receivable under the Company's Advance Funding Program and for general corporate purposes. The credit facility terminates on December 20, 1999, and bears interest at a variable rate based on the prime rate or federal funds rate as determined by a formula defined in the credit agreement. The facility is secured by the related accounts receivable, the stock of BIC's subsidiaries and various other assets of the Company. The amount borrowed by the Company and the amount available for borrowing under this credit facility was $0 and $50.0 million, respectively, at September 30, 1997. Additionally, at September 30, 1997, the Company has a $1.2 million letter of credit outstanding.

        Under the most restrictive terms of the Company's credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all such covenants at September 30, 1997.

        In addition to the revolving line of credit facility and equipment financing agreements described above, the Company is also obligated as a guarantor of USLD's equipment financing agreements with certain lenders. Prior to the Distribution, the Company obtained financing for capital expenditures through term debt agreements and capital lease agreements that were guaranteed and cross-collateralized by USLD and its other subsidiaries. Most of these debt agreements were secured by the assets of all the subsidiaries within the consolidated group, and in some cases, the existing cross guarantees and security arrangements between the Company and USLD will remain in place for the duration of the facility. In this regard, USLD and the Company have agreed to pay each other a credit support fee equal to 1% per annum of the average monthly balance of indebtedness guaranteed by one on behalf of the other for as long as such guarantees continue. The aggregate unpaid principal amount of indebtedness guaranteed by BIC under such agreements at September 30, 1997, was approximately $7.2 million, due in varying amounts through October 2000. Cross-default provisions of certain of these equipment loans may place the Company in default of such loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed.

        Scheduled maturities of debt as of September 30, 1997, are as follows:

                                                                                                    (IN THOUSANDS)
                                                                                                    --------------
   Year Ending September 30,
   1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             606
   1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             606
   2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             606
   2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             606
   2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             506
                                                                                                         -----


                                                                                                         $2,930
                                                                                                         ======




NOTE 4. LEASES

        The Company leases equipment and office space under operating leases. Rental expense for the years ended September 30, 1997, 1996 and 1995, was $1,630,000, $726,000, and $555,000, respectively. Future minimum lease payments under non-cancelable operating leases as of September 30, 1997 are as follows:

                                                                                                        (IN THOUSANDS)
                                                                                                        --------------
  Year Ending September 30,
  1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $        1,908
  1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2,042
  2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2,042
  2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2,042
  2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2,042
  Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    8,176
                                                                                                        --------------

          Total minimum lease payments  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $       18,252
                                                                                                        ==============


        The Company also leases various computer equipment under capital lease arrangements. Future minimum lease payments under these capital leases, together with the present value of the net minimum lease payments as of September 30, 1997, are as follows:

                                                                                                    (IN THOUSANDS)
                                                                                                    --------------
  Year Ending September 30,
  1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $498
  1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             298
                                                                                                         ----

  Total minimum lease payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             796
  Less: Amount representing interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (65)
                                                                                                         ----

  Present value of net minimum lease payments . . . . . . . . . . . . . . . . . . . . . . . .            $731
                                                                                                         ====

NOTE 5. ACQUISITION

        Effective June 1, 1997, the Company acquired Computer Resources Management, Inc. ("CRM"), a company that develops software systems for the direct billing of telecommunications services. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for CRM have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income per common share since the date of acquisition. The following unaudited pro forma information gives effect to the acquisition of CRM as if it had occurred at the beginning of the periods presented. The unaudited pro forma information is based on the historical information for the periods presented and includes adjustments to reflect the special charge resulting from expensing acquired in-process research and development costs (see Note 6) and the effect on depreciation and amortization expense of recording the fair value of assets acquired. The number of weighted average shares outstanding used in the calculation of the pro forma per share data gives effect to the shares assumed to be issued had the acquisition occurred at the beginning of each period presented.

                                                            YEAR ENDED SEPTEMBER 30,
                                                   -------------------------------------------
                                                          1997                     1996
                                                   -----------------         -----------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  (UNAUDITED)
Operating revenues...................................   $127,579                 $109,153

Net income...........................................   $  4,203                 $  4,860

Net income per common share - primary................   $   0.26                 $   0.31

Net income per common share - fully diluted..........   $   0.25                 $   0.31

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

        An aggregate of $8.5 million cash and 325,000 shares of the Company's common stock were issued in connection with this purchase transaction. Of these shares, 65,000 were deposited in an escrow account to satisfy certain indemnification obligations. The excess of the purchase price over the fair value of net tangible assets acquired was determined through an independent appraisal and amounted to approximately $17.5 million, of which approximately $1.2 million was recorded as goodwill and is being amortized on a straight-line basis over fifteen years. In addition, $13.0 million was recorded as in-process research and development expenses (see Note 6). The remaining balance was recorded as the purchase price for a customer list and other intangibles, which are being amortized on a straight-line basis over periods ranging from six to twelve years.

NOTE 6. SPECIAL CHARGES

        During the third quarter of fiscal 1997, the Company recognized special charges in the amount of $21.3 million. The $21.3 million charge included in-process research and development costs of $13.0 million acquired in connection with the acquisition of CRM (see Note 5). At the date of acquisition, the technological feasibility of the acquired technology had not yet been established, and the technology had no future alternative uses. The remaining $8.3 million charge represented accumulated costs associated with the development of a direct billing system for a service bureau operation. This development was abandoned by the Company.

NOTE 7. SHARE CAPITAL

        On July 10, 1996, the Company, upon authorization by its Board of Directors, adopted a Shareholder Rights Plan ("Rights Plan") and declared a dividend of one preferred share purchase right on each share of its outstanding common stock. The rights will become exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. These rights, which expire on July 10, 2006, entitle stockholders to buy one ten-thousandth of a share of a new series of participating preferred shares at a purchase price of $130 per one ten-thousandth of a preferred share. The Rights Plan was designed to ensure that stockholders receive fair and equal treatment in the event of any proposed takeover of the Company.

        On August 2, 1996, USLD distributed 15,032,001 shares of the Company's common stock to the existing stockholders of USLD in order to effect the spin-off of BIC from USLD. Prior to August 2, 1996, BIC operated as a wholly-owned subsidiary of USLD and, consequently, had no publicly owned common shares. No dividends were paid on the Company's common stock during fiscal 1997, 1996 or 1995.

NOTE 8. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

        Prior to the Distribution, the Company adopted the BIC 1996 Comprehensive Stock Plan ("Comprehensive Plan") and the BIC 1996 Non-Employee Director Plan ("Director Plan") under which officers and employees, and non-employee directors, respectively, of the Company and its affiliates are eligible to receive stock option grants. The Company has reserved 3,500,000 and 400,000 shares of its common stock for issuance pursuant to the Comprehensive Plan and Director Plan, respectively. Under each plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant. Immediately prior to the Distribution, the Company granted, under the Comprehensive Plan and Director Plan, respectively, options to purchase BIC common stock to each holder of an outstanding option to purchase shares of USLD common stock under the USLD Employee Stock Option Plan and the USLD Non-Employee Director Plan, respectively. The BIC options are exercisable for BIC common stock on the basis of one share of BIC common stock for every one share of USLD common stock subject to the outstanding USLD options. BIC options to purchase a total of 1,566,504 shares of BIC common stock were granted in connection with the adjustment to the USLD options. In connection with the grant of the BIC options, the exercise price of the USLD options was adjusted to preserve the economic value of the USLD options existing immediately prior to the Distribution after giving effect to the grant of the BIC options. The BIC options will have vesting schedules mirroring the vesting schedules of the related USLD options. Each BIC option granted in connection with the Distribution will terminate in accordance with the original USLD option grant.

        Option activity for the years ended September 30, 1997 and 1996 is summarized as follows:

                                                                                           NUMBER    WEIGHTED AVERAGE
                                                                                         OF SHARES    EXERCISE PRICE
                                                                                         ---------    --------------
  Outstanding, September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .               0                 -
   Granted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,339,004            $  10.51
   Canceled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,332)            $   7.78
   Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,708)            $   6.99
                                                                                         ---------
  Outstanding, September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .       2,310,964            $  10.51
   Granted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,290,100            $  31.62
   Canceled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (89,524)            $  14.06
   Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (721,596)            $   7.96
                                                                                         ---------
  Outstanding, September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .       2,789,944            $  20.85
                                                                                         ==========

        At September 30, 1997 and 1996, stock options to purchase an aggregate of 1,016,797 and 1,015,886 shares were exercisable and had weighted average exercise prices of $12.03 and $7.14 per share, respectively.

        Stock options outstanding and exercisable at September 30, 1997, were as follows:

                                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
------------------------------------------------------------------------------ -------------------------------
RANGE OF                      NUMBER       WEIGHTED AVERAGE     WEIGHTED AVERAGE   NUMBER       WEIGHTED AVERAGE
EXERCISE PRICES             OUTSTANDING  REMAINING LIFE (YEARS) EXERCISE PRICE   EXERCISABLE     EXERCISE PRICE
---------------             -----------    ----------------   ---------------- -----------     --------------
$1.11 - $2.22                  45,000        0.8                $ 1.48             45,000        $  1.48
$6.30 - $9.26                 722,645        2.3                $ 7.81            631,331        $  7.74
$13.62 - $14.55                52,499        3.3                $14.00              7,167        $ 13.74
$16.13 - $19.63               700,300        4.9                $16.14            230,799        $ 16.14
$24.75 - $29.13               325,000        5.6                $26.33                  0           -
$33.69 - $34.88               944,500        6.9                $33.73            102,500        $ 33.69
                            ---------                                           ---------

                            2,789,944        4.9                $20.85          1,016,797        $ 12.03
                            =========                                           =========

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," but has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans as allowed under SFAS No. 123. Accordingly, the Company has not recognized compensation expense for stock options granted where the exercise price is equal to the market price of the underlying stock at the date of the grant. During fiscal 1997, 1996 and 1995, the Company recognized $540,000, $10,000 and $18,000, respectively, of compensation expense for options granted below the market price of the underlying stock on such measurement date. In addition, in accordance with the provisions of APB Opinion No. 25, the Company has not recognized compensation expense for employee stock purchases under the Billing Information Concepts Corp. Employee Stock Purchase Plan ("ESPP").

      Had compensation expense for the Company's stock options granted and ESPP purchases in 1997 and 1996 been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, pro forma net income and net income per common share would have been as follows (in thousands, except per share amounts):

                                                 Year ended September 30,
                                          --------------------------------------
                                                   1997             1996
                                                   ----             ----
Pro forma net income                         $     2,230      $     15,511

Pro forma net income per common share:
      Primary                                $      0.14      $       1.01
      Fully diluted                          $      0.13      $       1.00

      The fair value for these options was estimated at the respective grant dates using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                  Year ended September 30,
                            ----------------------------------
                                    1997            1996
                                    ----            ----
Expected volatility                   24%             25%
Expected dividend yield                0%              0%
Expected life                     2.4 years        2 years
Risk-free interest rate             6.05%           6.03%

      The weighted average fair value and weighted average exercise price, respectively, of options granted where the exercise price was equal to the market price of the underlying stock at the grant date was $7.10 and $32.92 for the year ended September 30, 1997, and $10.14 and $10.46 for the year ended September 30, 1996. The weighted average fair value and weighted average exercise price of options granted during the year ended September 30, 1997 where the exercise price was below the market price of the underlying stock at the grant date was $8.95 and $26.00, respectively. For purposes of the pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

      Warrants to purchase 225,000 shares of common stock at an exercise price of $9.25 per share were granted during fiscal 1996 immediately prior to the Distribution to each holder of a warrant to purchase shares of USLD common stock and had a weighted average fair value of $12.02. The fair value for these warrants was estimated at the grant date using the Black-Scholes option pricing model with an expected volatility of 25%, an expected dividend yield of 0%, an expected life of 2 years and a risk-free interest rate of 6.09% as the weighted-average assumptions. Warrants to purchase 87,677 shares of common stock were exercised in fiscal 1997. There were no warrants exercised in fiscal 1996.

NOTE 9. INCOME TAXES

      The provision for income taxes is comprised of the following:

                                                                                           YEAR ENDED SEPTEMBER 30,
                                                                                           ------------------------
                                                                                          1997       1996      1995
                                                                                          ----       ----      ----
                                                                                                (IN THOUSANDS)
   Federal:
   Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   9,386 $  10,049  $   7,957
   Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (146)     (113)      (266)
                                                                                        --------- ---------  ---------
                                                                                        $   9,240 $   9,936     $7,691
                                                                                        ========= =========  =========
   State:
   Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,044 $   1,005  $     970



   Total:
   Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  10,430 $  11,054  $   8,927
   Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (146)     (113)      (266)
                                                                                        --------- ---------  ---------
                                                                                        $  10,284 $  10,941  $   8,661
                                                                                        ========= =========  =========




      The provision for income taxes for fiscal 1997, 1996 and 1995 differs from the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes. The reasons for these differences were as follows:

                                                                                           YEAR ENDED SEPTEMBER 30,
                                                                                           ------------------------
                                                                                          1997       1996      1995
                                                                                          ----       ----      ----
                                                                                                (IN THOUSANDS)
   Computed income tax provision at statutory rate . . . . . . . . . . . . . . . . .    $   4,897 $  10,078  $   7,973
   Increases in taxes resulting from: . . . . . . . . . . . . . . . . .
     Nondeductible research and development expenses . . . . . . . . . . . . . . . .        4,536         0          0
     State income taxes, net of federal benefit  . . . . . . . . . . . . . . . . . .          679       653        631
     Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          172       210         57
                                                                                        --------- ---------  ---------
   Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  10,284 $  10,941  $   8,661
                                                                                        ========= =========  =========

      The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                                                                             SEPTEMBER 30,
                                                                                       -------------------------
                                                                                       1997       1996      1995
                                                                                       ----       ----      ----
                                                                                             (IN THOUSANDS)
      Deferred tax assets:
        Expense provisions  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    12     $ 885     $  530
      Deferred tax liabilities:
        Acquisition of nondeductible intangibles  . . . . . . . . . . . . . . . .       (2,009)        0          0
        Tax depreciation and amortization in excess of book . . . . . . . . . . .          (51)      (96)      (325)
        Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0         0        (21)
                                                                                      --------      ----     ------
      Total deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . .       (2,060)      (96)      (346)
                                                                                      --------      ----     ------
      Net deferred tax asset (liability)  . . . . . . . . . . . . . . . . . . . .     ($ 2,048)     $789     $  184
                                                                                      ========      ====     ======

      The Company has been notified by the Internal Revenue Service ("IRS") that a fiscal 1992 transaction between a wholly-owned foreign subsidiary of USLD (Mega Plus Dialing, Inc.) and the Company is proposed to be treated differently by the IRS than originally characterized by the Company. The IRS district office issued a report that proposed an assessment of taxes, interest and penalties. The Company filed a written protest, and the assessment was appealed to the appellate division of the IRS. The appellate division of the IRS agreed with the Company's original treatment of the transaction.

NOTE 10. BENEFIT PLANS

      The Company did not have any benefit plans in effect prior to its spin-off from USLD; however, certain employees and directors of the Company were eligible to participate in certain similar compensation and benefit plans provided by USLD.

      The Benefit Plans and Employment Matters Allocation Agreement ("Benefits Agreement") entered into by the Company and USLD (see Note 12) provides for the allocation of certain responsibilities with respect to employee compensation benefit and labor matters. The allocation of responsibility and adjustments made pursuant to the Benefits Agreement was substantially consistent with the existing benefits provided to USLD employees under USLD's various compensation plans. Among other things, the Benefits Agreement provides that, effective as of the Distribution Date, the Company will or will cause one or more of its subsidiaries to, assume or retain, as the case may be, all liabilities of USLD, to the extent unpaid as of the Distribution Date, under employee benefit plans, policies, arrangements, contracts and agreements, with respect to employees who, on or after the Distribution Date, were employees of the Company or its subsidiaries. The Benefits Agreement also provides that, effective as of the Distribution Date, USLD will, or will cause one or more of its subsidiaries to assume or retain, as the case may be, all liabilities of USLD, to the extent unpaid as of the Distribution Date, under employee benefit plans, policies, arrangements, contracts and agreements, with respect to employees who on or after the Distribution Date were employees of USLD or its subsidiaries.

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

      Participation in the Billing Information Concepts Corp. 401(k) Retirement Plan ("Retirement Plan") is offered to eligible employees of the Company. Generally, all employees of the Company who are 21 years of age or older and who have completed six months of service during which they worked at least 1,000 hours were eligible for participation in the Retirement Plan. The Retirement Plan is a defined contribution plan which provides that participants generally may make voluntary salary deferral contributions, on a pretax basis, of between 1% and 15% of their compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments. The Company makes matching contributions as a percentage determined annually of the first 3% of a participant's compensation contributed as salary deferral. The Company may make additional discretionary contributions. No discretionary contributions were made in fiscal 1997, 1996 or 1995. During fiscal 1997, 1996 and 1995, the Company's matching contributions totaled approximately $67,000, $35,000 and $27,000, respectively.

      Participation in the Billing Information Concepts Corp. Executive Compensation Deferral Plan ("Executive Plan") is offered to selected employees occupying management positions as determined by BIC's board of directors from time to time. The Executive Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, of between 1% and 100% of their eligible compensation. Under the Executive Plan, the Company makes matching contributions equal to the lesser of 100% of a participant's contributions or an amount based on a formula established by the plan. During fiscal 1997, 1996 and 1995, the Company contributed $47,000, $22,000 and $12,000, respectively, to the Executive Plan.

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

      The Billing Information Concepts Corp. Employee Stock Purchase Plan (the "ESPP"), which was established under the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, is offered to eligible employees of the Company. The Company has reserved 1,000,000 shares of its common stock for issuance pursuant to the ESPP. The ESPP enables employees who have completed at least six months of continuous service with the Company to purchase shares of BIC's common stock at a 15% discount through voluntary payroll deductions. The purchase price is the lesser of 85% of the closing price of the common stock on the opening date of each participation period or 85% of the closing price of the common stock on the ending date of each participation period. The Company issued 9,751 and 7,852 shares of its common stock in January and June 1997 pursuant to the ESPP at purchase prices of $18.06 and $24.86, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

      The Company is obligated to pay certain local telephone companies a total of approximately $6.9 million, $5.7 million, $4.2 million, $4.1 million, $4.1 million and $11.0 million during fiscal 1998, 1999, 2000, 2001, 2002 and thereafter, respectively, for minimum usage charges under billing and collection agreements that, unless automatically renewed, expire at varying dates through the end of fiscal 2005. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. The Company has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

      The Distribution Agreement (see Note 12) provides the Company will only assume liabilities and obligations for claims and litigation that arose from the ordinary course of the Company's business. The Company will not assume any liabilities that relate to the direct dial long distance and operator service businesses of USLD. The Company is obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at September 30, 1997 was approximately $7.2 million, due in varying amounts through October 2000.

NOTE 12. RELATED PARTIES

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

                                                                                           YEAR ENDED SEPTEMBER 30,
                                                                                           ------------------------
                                                                                          1997       1996      1995
                                                                                          ----       ----      ----
                                                                                                (IN THOUSANDS)
   Sales to USLD   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,166    $5,347     $5,322
   Purchases from USLD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,705     3,332      1,729

      In addition, at September 30, 1996, the Company's accounts receivable balance included $998,000 and the billing customers accounts payable balance included $1,337,000 related to billing services performed for USLD. The Company also had $1,288,000 payable to USLD included in accrued liabilities and $1,034,000 payable to USLD included in long-term debt at September 30, 1996.

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the year ended September 30, 1997, was $1.7 million and no amounts were outstanding at September 30, 1997. The Company also had a $50,000 note bearing interest at 7.50% payable to a certain officer of the Company at September 30, 1997.

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

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      In thousands, except per share amounts

                                                                                      QUARTER ENDED
                                                                   -------------------------------------------------------
                                                                   SEPTEMBER 30,   JUNE 30,       MARCH 31,   DECEMBER 31,
                                                                        1997         1997          1997          1996
                                                                        ----         ----          ----          ----
  Operating revenues  . . . . . . . . . . . . . . . . . . . . .       $35,742       $31,894       $27,382       $27,818
  Income (loss) from operations . . . . . . . . . . . . . . . .         9,836       (12,453)        8,195         7,861
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . .         6,261       (12,622)        5,157         4,911
  Net income (loss) per common share - primary  . . . . . . . .         $0.37        $(0.81)        $0.32         $0.30
  Net income (loss) per common share - fully diluted  . . . . .         $0.37        $(0.81)        $0.32         $0.30

                                                                                      QUARTER ENDED
                                                                 -------------------------------------------------------
                                                                 SEPTEMBER 30,   JUNE 30,       MARCH 31,   DECEMBER 31,
                                                                      1996         1996          1996          1995
                                                                      ----         ----          ----          ----
  Operating revenues  . . . . . . . . . . . . . . . . . . . . .       $27,854        $25,729      $26,947       $23,354
  Income from operations  . . . . . . . . . . . . . . . . . . .         7,545          6,866        7,967         6,263
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . .         4,566          4,317        5,021         3,948
  Pro forma net income per common share - primary . . . . . . .         $0.29          $0.27        $0.33         $0.27
  Pro forma net income per common share - fully diluted . . . .         $0.29          $0.27        $0.33         $0.26

Per share data is shown on a pro forma basis for fiscal year 1996 as BIC had no publicly held common stock outstanding prior to August 2, 1996 (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
      ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by this item is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The information required by this item is incorporated herein by reference from the information under the captions "Election of Directors' (Item 1 on proxy), "Management - Directors and Executive Officers," and "Section 16(a) Reporting" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Stockholders to be held on February 26, 1998 (the "Definitive Proxy Statement").

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

      2.   Financial Statement Schedules:

           The information required by this item is not applicable.

      3.   Exhibits:

           The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses. See the Index of Exhibits included with the exhibits filed as a part of this report.

  EXHIBIT                                         DESCRIPTION OF EXHIBITS
  NUMBER                                          -----------------------
  ------
    2.1     -  Plan of Merger and  Acquisition Agreement among the Company, CRM  Acquisition Corp., Computer
               Resources  Management,  Inc.,  and  Michael  A.  Harrelson  dated   effective  June  1,  1997
               (incorporated by reference from Exhibit 2.1 to June 30, 1997, Form 10-Q)
    3.1     -  Amended  and Restated Certificate of Incorporation of Billing (incorporated by reference from
               Exhibit  3.1 to  the Amendment  No. 1 to  the Company's  Registration Statement  on Form 10/A
               dated July 11, 1996)
    3.2     -  Certificate of Designation of Series A Junior  Participating Preferred Stock (incorporated by reference from Exhibit 3.2 to the Amendment  No. 1 to the Company's Registration Statement on
               Form 10/A dated July 11, 1996)
    3.3     -  Bylaws of Billing (incorporated  by reference from Exhibit 3.3 to the  Amendment No. 1 to the
               Company's Registration Statement on Form 10/A dated July 11, 1996)
    4.1     -  Form of Stock Certificate of Common Stock (incorporated by  reference from Exhibit 4.1 to the
               Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)
    8.1     -  Tax  Opinion  of Arter &  Hadden (incorporated  by  reference from  Exhibit 8.1  to  the Post
               Effective Amendment  No. 2 to the Company's Registration  Statement on Form 10/A dated August
               1, 1996)
   10.1     -  Distribution Agreement between USLD and  Billing (incorporated by reference from Exhibit 10.1 to the  Post Effective Amendment No. 2  to the Company's Registration  Statement on Form 10/A
               dated August 1, 1996)
   10.2     -  Tax Sharing Agreement between USLD and  Billing (incorporated by reference from Exhibit  10.2
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

   10.4     -  Transitional Services  and  Sublease Agreement  between  USLD  and Billing  (incorporated  by reference  from Exhibit 10.4 to  the Amendment No. 1 to  the Company's Registration Statement
               on Form 10/A dated July 11, 1996)
   10.5     -  Zero Plus -  Zero Minus Billing  and Information Management  Services Agreement between  USLD and Billing (incorporated by reference from Exhibit 10.5  to the Post Effective Amendment No.
               1 to the Company's Registration Statement on Form 10/A dated July 22, 1996)
   10.6     -  Expense Sharing Agreement between  USLD and Billing  (incorporated by reference from  Exhibit
               10.6 to the Amendment No. 1 to the  Company's Registration Statement on Form 10/A dated  July
               11, 1996)
   10.7     -  Telecommunications  Agreement  between  USLD  and Billing  (incorporated  by  reference  from
               Exhibit 10.7 to  the Post Effective Amendment  No. 1 to the  Company's Registration Statement
               on Form 10/A dated July 22, 1996)
   10.8     -  Billing's 1996  Employee Comprehensive  Stock Plan  (incorporated by  reference from  Exhibit
               10.8 to the Amendment  No. 1 to the Company's Registration  Statement on Form 10/A dated July
               11, 1996)
   10.9     -  Amended and Restated 1996 Non-Employee Director Plan of Billing (incorporated by reference from
               Exhibit 10.9 to September 30, 1996, Form 10-K)
   10.10    -  Billing's 1996 Employee Stock Purchase Plan (incorporated  by reference from Exhibit 10.10 to the Amendment  No. 1  to the  Company's Registration  Statement on  Form 10/A dated July  11,
               1996)
   10.11    -  Billing's 401(k) Retirement  Plan (incorporated by  reference from  Exhibit 4.5 to  Billing's
               Registration Statement on Form S-8, File No. 333-08303, filed on July 17, 1996)
   10.12    -  Billing's Executive  Compensation Deferral Plan (incorporated by reference from Exhibit 10.12 to the Post  Effective Amendment No. 2  to the Company's Registration Statement  on Form 10/A
               dated August 1, 1996)
   10.13    -  Billing's Director Compensation Deferral Plan  (incorporated by reference from  Exhibit 10.13 to the Post Effective  Amendment No. 2 to  the Company's Registration Statement on  Form 10/A
               dated August 1, 1996)
   10.14    -  Billing's Executive Qualified Disability Plan  (incorporated by reference from  Exhibit 10.14 to the Amendment No.  1 to the Company's Registration  Statement on Form 10/A dated  July 11,
               1996)
   10.15    -  Employment  Agreement  to  be  entered   into  between  Billing  and  Parris  H. Holmes,  Jr.
               (incorporated by  reference  from Exhibit  10.15  to the  Amendment No.  1  to the  Company's
               Registration Statement on Form 10/A dated July 11, 1996)
   10.16    -  Employment Agreement to  be entered into  between Billing and Alan W.  Saltzman (incorporated by  reference from  Exhibit  10.16 to  the  Amendment  No. 1  to  the Company's  Registration
               Statement on Form 10/A dated July 11, 1996)
   10.17    -  Employment Agreement to  be entered into between  Billing and Kelly E.  Simmons (incorporated by reference  from  Exhibit 10.17  to  the Amendment  No.  1  to the  Company's  Registration
               Statement on Form 10/A dated July 11, 1996)

   10.18    -  Amended  and  Restated Loan  and  Security Agreement  dated  May 22, 1991  between  Zero Plus
               Dialing Inc.  ("ZPDI"), U.S. Long Distance, Inc. ("USLDI"), U.S. Long Distance Corp. ("USLD")
               and  Bell  Atlantic Capital  Corp.  (f/k/a Bell  Atlantic -  Tricon  Leasing Corporation  and
               currently FINOVA  Capital Corporation) ("Lender");  Revolving Credit Note  dated May 24, 1991 payable by ZPDI to  the order of Lender; Replacement Term Note  dated May 24, 1991 payable by
               USLDI to the order  of Lender; First Amendment and Joinder  to Amended and Restated  Loan and
               Security Agreement  dated  December 28, 1992  among  ZPDI,  USLD, USLDI,  U.S. Billing,  Inc.
               ("USBI") and  Lender; Second Amendment  to Amended and  Restated Loan and  Security Agreement
               dated April 2, 1993 among ZPDI, USLD, USLDI, USBI and  Lender; Third Amendment to Amended and
               Restated Loan and  Security Agreement dated  October 15, 1993 among  ZPDI, USLD, USLDI,  USBI and Lender; Fourth Amendment and Joinder to Amended and Restated Loan and  Security Agreement
               dated  October 1, 1993 among  ZPDI, USLD, USLDI,  USBI, USLD Acquisition  Corp. ("USAcq") and
               Lender; Fifth  Amendment and  Joinder to  Amended and  Restated Loan  and Security  Agreement
               dated November 16, 1993  among ZPDI, USLD, USLDI,  USBI, USAcq, STS  Telecommunications, Inc.
               ("STS") and  Lender; Sixth  Amendment to  Amended and  Restated Loan  and Security  Agreement
               dated  December 7, 1993  among  ZPDI,  USLD, USLDI,  USBI,  USAcq,  STS and  Lender;  Seventh
               Amendment to  Amended and  Restated Loan and  Security Agreement  dated March 17, 1994  among
               ZPDI, USLD,  USLDI, USBI,  USAcq, STS, Enhanced  Services Billing, Inc.  ("ESBI"), California
               Acquisition Corp. ("CAC") and Lender; Corporate Guaranty dated May 24, 1991 executed  by USLD for  the benefit of Lender;  Corporate Guaranty dated May 24, 1991  executed by USLDI for the benefit  of Lender; Corporate Guaranty dated May 24, 1991 executed by ZPDI for the benefit of
               Lender; Corporate Guaranty  dated May 24, 1991  executed by USLD  for the benefit of  Lender;
               Corporate Guaranty dated October 1993 executed by USAcq  for the benefit of Lender; Corporate
               Guaranty dated November  1993 executed by STS  for the benefit of  Lender; Corporate Guaranty executed by Telecom Acquisition Corp. for the benefit of Lender; Corporate  Guaranty executed by ESBI  for the benefit  of Lender; Corporate  Guaranty executed by  CAC for the  benefit of
               Lender; Escrow  and Disbursing  Agreement dated  May 24, 1991  among ZPDI,  Lender and  Texas
               Commerce  Bank,  N.A.  (incorporated  by  reference  from  Exhibit  10.18  to  the  Company's
               Registration Statement on Form 10 dated May 26, 1996)
   10.19    -  Master Loan and Security  Agreement dated December 31, 1993 between U.S.  Long Distance, Inc.
               and BOT  Financial  Corporation,  Continuing  Corporate  Guaranty  dated  December  31,  1993 executed by U.S. Long  Distance Corp., Promissory Notes, dated  December 31, 1993, March  31,
               1994, April 28, 1994 and March 29, 1995, Supplemental Security  Agreements dated December 31,
               1993, April  28, 1994,  March 24, 1995,  Promissory Note  dated June  28, 1995,  Supplemental
               Security  Agreement  dated  June   28,  1995,  Promissory  Note  dated  September  29,  1995,
               Supplemental Security  Agreement dated September  29, 1995 and  Form of  Continuing Corporate
               Guaranty to be executed by Billing (incorporated by reference from Exhibit 10.19 to  the Post
               Effective  Amendment No. 1  to the Company's  Registration Statement on  Form 10/A dated July
               22, 1996)
   10.20    -  Software  License Agreement  dated  June 28,  1996  between Saville  Systems  U.S., Inc.  and
               Billing Information Concepts,  Inc. (incorporated by reference from Exhibit 10.20 to the Post
               Effective Amendment  No. 2 to the Company's Registration  Statement on Form 10/A dated August
               1, 1996; confidential treatment is being sought for portions of Exhibit 10.20)
   10.21    -  Office Building Lease Agreement dated July 12, 1996 between Medical Plaza Partners, Ltd.  and
               Billing Information Concepts, Inc. (incorporated by reference from Exhibit 10.21 to  the Post
               Effective Amendment  No. 1 to  the Company's Registration  Statement on Form 10/A  dated July
               22, 1996)

   10.22    -  Credit Agreement  dated December  20,  1996, among  Billing Information  Concepts, Inc.,  The
               Frost National  Bank and The Boatmen's National Bank of  St. Louis (incorporated by reference from Exhibit 10.1 to December 31, 1996, Form 10-Q)
   10.23    -  Parent Guaranty  dated December 20, 1996, between Billing  Information Concepts Corp. and The
               Frost  National Bank  (incorporated by  reference from  Exhibit  10.3 to  December 31,  1996,
               Form 10-Q)
   10.24    -  Affiliate Guaranty  dated December 20, 1996, between Enhanced  Services Billing, Inc. and The
               Frost  National Bank  (incorporated by  reference from  Exhibit  10.4 to  December 31,  1996,
               Form 10-Q)
   10.25    -  Promissory Note  dated December 20, 1996, between Billing  Information Concepts, Inc. and The
               Boatmen's  National Bank  of  St.  Louis (incorporated  by  reference  from Exhibit  10.5  to
               December 31, 1996, Form 10-Q)
   10.26    -  Promissory Note  dated December 20, 1996, between Billing  Information Concepts, Inc. and The
               Frost  National Bank  (incorporated by  reference from  Exhibit  10.6 to  December 31,  1996,
               Form 10-Q)
   10.27    -  Stock Pledge Agreement  dated December 20, 1996,  between Billing Information Concepts  Corp.
               and The  Frost National Bank  (incorporated by reference  from Exhibit  10.7 to December  31,
               1996, Form 10-Q)
   10.28    -  Security Agreement  dated December 20, 1996,  between Billing Information  Concepts, Inc. and
               The Frost National Bank  (incorporated by reference from Exhibit  10.8 to December 31,  1996,
               Form 10-Q)
   10.29    -  Put Option Agreement  between the Company  and Michael A.  Harrelson dated effective June  1,
               1997 (incorporated by reference from Exhibit 10.1 to June 30, 1997, Form 10-Q)
   10.30    -  Employment  Agreement between  the  Company  and Michael  A.  Harrelson  dated June  4,  1997
               (incorporated by reference from Exhibit 10.2 to June 30, 1997, Form 10-Q)
   11.1     -  Computation of Earnings Per Share (filed herewith)
   21.1     -  Amended List of  Subsidiaries (incorporated by reference  from Exhibit 21.1 to  the Amendment
               No. 1 to the  Company's Registration Statement on Form 10/A dated  July 11, 1996), as amended
               (filed herewith)
   23.1     -  Consent of Arthur Andersen LLP (filed herewith)
   27.1     -  Financial Data Schedule (filed herewith)


      (b)  Reports on Form 8-K

           None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BILLING INFORMATION CONCEPTS CORP.

                                        By:  /s/  PARRIS H. HOLMES, JR.
                                             -----------------------------
                                        Parris H. Holmes, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer

Date: December 18, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of December, 1997.

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

                  /s/  LEE COOKE                                                     Director
            --------------------------
                     Lee Cooke

               /s/  JAMES E. SOWELL                                                  Director
            --------------------------
                  James E. Sowell

              /s/  THOMAS G. LOEFFLER                                                Director
            --------------------------
                Thomas G. Loeffler

                                 EXHIBIT INDEX

                                                  DESCRIPTION OF EXHIBITS
                                                  -----------------------
  EXHIBIT
  NUMBER
  ------
    2.1     -  Plan of  Merger and Acquisition Agreement among the  Company, CRM Acquisition Corp., Computer
               Resources  Management,  Inc.,  and  Michael  A.  Harrelson  dated   effective  June  1,  1997
               (incorporated by reference from Exhibit 2.1 to June 30, 1997, Form 10-Q)
    3.1     -  Amended  and Restated Certificate of Incorporation of Billing (incorporated by reference from
               Exhibit 3.1  to the  Amendment No.  1 to  the Company's  Registration Statement  on Form 10/A
               dated July 11, 1996)
    3.2     -  Certificate of Designation of Series A Junior  Participating Preferred Stock (incorporated by reference from Exhibit  3.2 to the Amendment No. 1 to the Company's Registration Statement on
               Form 10/A dated July 11, 1996)
    3.3     -  Bylaws of Billing (incorporated by reference  from Exhibit 3.3 to the Amendment No. 1  to the
               Company's Registration Statement on Form 10/A dated July 11, 1996)
    4.1     -  Form of Stock Certificate of  Common Stock (incorporated by reference from Exhibit 4.1 to the
               Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)
    8.1     -  Tax  Opinion of  Arter & Hadden  (incorporated  by reference  from  Exhibit 8.1  to the  Post
               Effective Amendment No. 2 to the  Company's Registration Statement on Form 10/A dated  August
               1, 1996)
   10.1     -  Distribution Agreement between USLD and  Billing (incorporated by reference from Exhibit 10.1 to  the Post Effective Amendment  No. 2 to the  Company's Registration Statement on Form 10/A
               dated August 1, 1996)
   10.2     -  Tax Sharing Agreement between  USLD and Billing (incorporated by reference  from Exhibit 10.2 to the Amendment  No. 1 to the  Company's Registration Statement on Form 10/A  dated July 11,
               1996)
   10.3     -  Benefit  Plans   and  Employment  Matters  Allocation  Agreement  between  USLD  and  Billing
               (incorporated  by reference from  Exhibit 10.3 to the  Post Effective Amendment No.  2 to the
               Company's Registration Statement on Form 10/A dated August 1, 1996)

   10.4     -  Transitional Services  and  Sublease Agreement  between  USLD  and Billing  (incorporated  by reference  from Exhibit 10.4 to  the Amendment No. 1 to  the Company's Registration Statement
               on Form 10/A dated July 11, 1996)
   10.5     -  Zero Plus -  Zero Minus Billing  and Information Management  Services Agreement between  USLD and Billing (incorporated by reference from Exhibit 10.5  to the Post Effective Amendment No.
               1 to the Company's Registration Statement on Form 10/A dated July 22, 1996)
   10.6     -  Expense Sharing Agreement between  USLD and Billing  (incorporated by reference from  Exhibit
               10.6 to the Amendment No. 1 to the  Company's Registration Statement on Form 10/A dated  July
               11, 1996)
   10.7     -  Telecommunications  Agreement  between  USLD  and Billing  (incorporated  by  reference  from
               Exhibit 10.7 to  the Post Effective Amendment  No. 1 to the  Company's Registration Statement
               on Form 10/A dated July 22, 1996)
   10.8     -  Billing's 1996  Employee Comprehensive  Stock Plan  (incorporated by  reference from  Exhibit
               10.8 to the Amendment  No. 1 to the Company's Registration  Statement on Form 10/A dated July
               11, 1996)
   10.9     -  Amended and Restated 1996 Non-Employee Director Plan of Billing (incorporated by reference from
               Exhibit 10.9 to September 30, 1996, Form 10-K)
   10.10    -  Billing's 1996 Employee Stock Purchase Plan (incorporated  by reference from Exhibit 10.10 to the Amendment  No. 1  to the  Company's Registration  Statement on  Form 10/A dated July  11,
               1996)
   10.11    -  Billing's 401(k) Retirement  Plan (incorporated by  reference from  Exhibit 4.5 to  Billing's
               Registration Statement on Form S-8, File No. 333-08303, filed on July 17, 1996)
   10.12    -  Billing's Executive  Compensation Deferral Plan (incorporated by reference from Exhibit 10.12 to the Post  Effective Amendment No. 2  to the Company's Registration Statement  on Form 10/A
               dated August 1, 1996)
   10.13    -  Billing's Director Compensation Deferral Plan  (incorporated by reference from  Exhibit 10.13 to the Post Effective  Amendment No. 2 to  the Company's Registration Statement on  Form 10/A
               dated August 1, 1996)
   10.14    -  Billing's Executive Qualified Disability Plan  (incorporated by reference from  Exhibit 10.14 to the Amendment No.  1 to the Company's Registration  Statement on Form 10/A dated  July 11,
               1996)
   10.15    -  Employment  Agreement  to  be  entered   into  between  Billing  and  Parris  H. Holmes,  Jr.
               (incorporated by  reference  from Exhibit  10.15  to the  Amendment No.  1  to the  Company's
               Registration Statement on Form 10/A dated July 11, 1996)
   10.16    -  Employment Agreement to  be entered into  between Billing and Alan W.  Saltzman (incorporated by  reference from  Exhibit  10.16 to  the  Amendment  No. 1  to  the Company's  Registration
               Statement on Form 10/A dated July 11, 1996)
   10.17    -  Employment Agreement to  be entered into between  Billing and Kelly E.  Simmons (incorporated by reference  from  Exhibit 10.17  to  the Amendment  No.  1  to the  Company's  Registration
               Statement on Form 10/A dated July 11, 1996)

   10.18    -  Amended  and  Restated Loan  and  Security Agreement  dated  May 22, 1991  between  Zero Plus
               Dialing Inc.  ("ZPDI"), U.S. Long Distance, Inc. ("USLDI"), U.S. Long Distance Corp. ("USLD")
               and  Bell  Atlantic Capital  Corp.  (f/k/a Bell  Atlantic -  Tricon  Leasing Corporation  and
               currently FINOVA  Capital Corporation) ("Lender");  Revolving Credit Note  dated May 24, 1991 payable by ZPDI to  the order of Lender; Replacement Term Note  dated May 24, 1991 payable by
               USLDI to the order  of Lender; First Amendment and Joinder  to Amended and Restated  Loan and
               Security Agreement  dated  December 28, 1992  among  ZPDI,  USLD, USLDI,  U.S. Billing,  Inc.
               ("USBI") and  Lender; Second Amendment  to Amended and  Restated Loan and  Security Agreement
               dated April 2, 1993 among ZPDI, USLD, USLDI, USBI and  Lender; Third Amendment to Amended and
               Restated Loan and  Security Agreement dated  October 15, 1993 among  ZPDI, USLD, USLDI,  USBI and Lender; Fourth Amendment and Joinder to Amended and Restated Loan and  Security Agreement
               dated  October 1, 1993 among  ZPDI, USLD, USLDI,  USBI, USLD Acquisition  Corp. ("USAcq") and
               Lender; Fifth  Amendment and  Joinder to  Amended and  Restated Loan  and Security  Agreement
               dated November 16, 1993  among ZPDI, USLD, USLDI,  USBI, USAcq, STS  Telecommunications, Inc.
               ("STS") and  Lender; Sixth  Amendment to  Amended and  Restated Loan  and Security  Agreement
               dated  December 7, 1993  among  ZPDI,  USLD, USLDI,  USBI,  USAcq,  STS and  Lender;  Seventh
               Amendment to  Amended and  Restated Loan and  Security Agreement  dated March 17, 1994  among
               ZPDI, USLD,  USLDI, USBI,  USAcq, STS, Enhanced  Services Billing, Inc.  ("ESBI"), California
               Acquisition Corp. ("CAC") and Lender; Corporate Guaranty dated May 24, 1991 executed  by USLD for  the benefit of Lender;  Corporate Guaranty dated May 24, 1991  executed by USLDI for the benefit  of Lender; Corporate Guaranty dated May 24, 1991 executed by ZPDI for the benefit of
               Lender; Corporate Guaranty  dated May 24, 1991  executed by USLD  for the benefit of  Lender;
               Corporate Guaranty dated October 1993 executed by USAcq  for the benefit of Lender; Corporate
               Guaranty dated November  1993 executed by STS  for the benefit of  Lender; Corporate Guaranty executed by Telecom Acquisition Corp. for the benefit of Lender; Corporate  Guaranty executed by ESBI  for the benefit  of Lender; Corporate  Guaranty executed by  CAC for the  benefit of
               Lender; Escrow  and Disbursing  Agreement dated  May 24, 1991  among ZPDI,  Lender and  Texas
               Commerce  Bank,  N.A.  (incorporated  by  reference  from  Exhibit  10.18  to  the  Company's
               Registration Statement on Form 10 dated May 26, 1996)
   10.19    -  Master Loan and Security  Agreement dated December 31, 1993 between U.S.  Long Distance, Inc.
               and BOT  Financial  Corporation,  Continuing  Corporate  Guaranty  dated  December  31,  1993 executed by U.S. Long  Distance Corp., Promissory Notes, dated  December 31, 1993, March  31,
               1994, April 28, 1994 and March 29, 1995, Supplemental Security  Agreements dated December 31,
               1993, April  28, 1994,  March 24, 1995,  Promissory Note  dated June  28, 1995,  Supplemental
               Security  Agreement  dated  June   28,  1995,  Promissory  Note  dated  September  29,  1995,
               Supplemental Security  Agreement dated September  29, 1995 and  Form of  Continuing Corporate
               Guaranty to be executed by Billing (incorporated by reference from Exhibit 10.19 to  the Post
               Effective  Amendment No. 1  to the Company's  Registration Statement on  Form 10/A dated July
               22, 1996)
   10.20    -  Software  License Agreement  dated  June 28,  1996  between Saville  Systems  U.S., Inc.  and
               Billing Information Concepts,  Inc. (incorporated by reference from Exhibit 10.20 to the Post
               Effective Amendment  No. 2 to the Company's Registration  Statement on Form 10/A dated August
               1, 1996; confidential treatment is being sought for portions of Exhibit 10.20)
   10.21    -  Office Building Lease Agreement dated July 12, 1996 between Medical Plaza Partners, Ltd.  and
               Billing Information Concepts, Inc. (incorporated by reference from Exhibit 10.21 to  the Post
               Effective Amendment  No. 1 to  the Company's Registration  Statement on Form 10/A  dated July
               22, 1996)

   10.22    -  Credit Agreement  dated December  20,  1996, among  Billing Information  Concepts, Inc.,  The
               Frost National  Bank and The Boatmen's National Bank of  St. Louis (incorporated by reference from Exhibit 10.1 to December 31, 1996, Form 10-Q)
   10.23    -  Parent Guaranty  dated December 20, 1996, between Billing  Information Concepts Corp. and The
               Frost  National Bank  (incorporated by  reference from  Exhibit  10.3 to  December 31,  1996,
               Form 10-Q)
   10.24    -  Affiliate Guaranty  dated December 20, 1996, between Enhanced  Services Billing, Inc. and The
               Frost  National Bank  (incorporated by  reference from  Exhibit  10.4 to  December 31,  1996,
               Form 10-Q)
   10.25    -  Promissory Note  dated December 20, 1996, between Billing  Information Concepts, Inc. and The
               Boatmen's  National Bank  of  St.  Louis (incorporated  by  reference  from Exhibit  10.5  to
               December 31, 1996, Form 10-Q)
   10.26    -  Promissory Note  dated December 20, 1996, between Billing  Information Concepts, Inc. and The
               Frost  National Bank  (incorporated by  reference from  Exhibit  10.6 to  December 31,  1996,
               Form 10-Q)
   10.27    -  Stock Pledge Agreement  dated December 20, 1996,  between Billing Information Concepts  Corp.
               and The  Frost National Bank  (incorporated by reference  from Exhibit  10.7 to December  31,
               1996, Form 10-Q)
   10.28    -  Security Agreement  dated December 20, 1996,  between Billing Information  Concepts, Inc. and
               The Frost National Bank  (incorporated by reference from Exhibit  10.8 to December 31,  1996,
               Form 10-Q)
   10.29    -  Put Option Agreement  between the Company  and Michael A.  Harrelson dated effective June  1,
               1997 (incorporated by reference from Exhibit 10.1 to June 30, 1997, Form 10-Q)
   10.30    -  Employment  Agreement between  the  Company  and Michael  A.  Harrelson  dated June  4,  1997
               (incorporated by reference from Exhibit 10.2 to June 30, 1997, Form 10-Q)
   11.1     -  Computation of Earnings Per Share (filed herewith)
   21.1     -  Amended List of  Subsidiaries (incorporated by reference  from Exhibit 21.1 to  the Amendment
               No. 1 to the  Company's Registration Statement on Form 10/A dated  July 11, 1996), as amended
               (filed herewith)
   23.1     -  Consent of Arthur Andersen LLP (filed herewith)
   27.1     -  Financial Data Schedule (filed herewith)


      (b)  Reports on Form 8-K

           None.