Form 10-Q
period 1997-12-31
BILLING INFORMATION CONCEPTS CORP
filed 1998-02-13
CIK 1013706

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1997

                                       or

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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at February 4, 1998:

                                              NUMBER OF SHARES
             TITLE OF CLASS                     OUTSTANDING
             --------------                     -----------
      Common Stock, $.01 par value               32,990,786

================================================================================

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                                     INDEX



                                                                                                                                PAGE
                                                                                                                                ----
PART I        FINANCIAL INFORMATION

Item 1.       Interim Condensed Consolidated Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets - December 31, 1997 and September 30, 1997..............................     3
              Condensed Consolidated Statements of Operations - For the Three Months Ended
                  December 31, 1997 and 1996................................................................................     4
              Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
                  December 31, 1997 and 1996................................................................................     5
              Notes to Interim Condensed Consolidated Financial Statements..................................................     6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........................     9

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................................    14
Item 6.       Exhibits and Reports on Form 8-K..............................................................................    14

SIGNATURE.................................................................................................................      15

                          PART I FINANCIAL INFORMATION
          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS
                                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                                       1997             1997
                                                                                                   ------------     -------------
Current assets:
  Cash and cash equivalents......................................................................   $   76,275        $   41,444
  Accounts receivable, net.......................................................................       24,175            25,919
  Purchased receivables..........................................................................       90,235            70,175
  Prepaids and other.............................................................................        3,494             3,196
                                                                                                    ----------        ----------
    Total current assets.........................................................................      194,179           140,734
Property and equipment, net......................................................................       17,289            18,156
Equipment held under capital leases, net.........................................................          695               606
Other assets, net................................................................................        6,952             7,516
                                                                                                    ----------        ----------
    Total assets.................................................................................   $  219,115        $  167,012
                                                                                                    ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade account payable.........................................................................   $   16,748        $   19,223
   Accounts payable - billing customers..........................................................      110,879            75,166
   Accrued liabilities...........................................................................       27,206            17,728
   Revolving line of credit for purchased receivables............................................            0                 0
   Current portion of long-term debt.............................................................          606               606
   Current portion of obligations under capital leases...........................................          429               441
                                                                                                    ----------        ----------
     Total current liabilities...................................................................      155,868           113,164
Long-term debt, less current portion.............................................................        2,072             2,324
Obligations under capital leases, less current portion...........................................          183               290
Other liabilities................................................................................          507               499
Deferred income taxes............................................................................        1,966             2,048
                                                                                                    ----------        ----------
     Total liabilities...........................................................................      160,596           118,325
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or
   outstanding at December 31 or September 30....................................................            0                 0
  Common stock, $0.01 par value, 60,000,000 shares authorized; 32,677,082 shares issued and outstanding at December 31; 32,395,170 shares issued and outstanding
   at September 30...............................................................................          327               324
Additional paid-in capital.......................................................................       45,896            42,916
Retained earnings................................................................................       13,250             6,397
Deferred compensation............................................................................         (954)             (950)
                                                                                                    ----------        ----------
     Total stockholders' equity..................................................................       58,519            48,687
                                                                                                    ----------        ----------
     Total liabilities and stockholders' equity..................................................   $  219,115        $  167,012
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

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                            DECEMBER 31,
                                                                                                     ---------------------------
                                                                                                       1997              1996
                                                                                                     ---------         ---------
Operating revenues...............................................................................    $  38,248         $  27,818
Cost of revenues.................................................................................       23,185            17,958
                                                                                                     ---------         ---------
Gross profit.....................................................................................       15,063             9,860
Selling, general and administrative expenses.....................................................        4,574             2,903
Research and development.........................................................................          514                 0
Advance funding program income...................................................................       (2,056)           (1,749)
Advance funding program expense..................................................................           32               324
Depreciation and amortization expense............................................................        1,515               521
                                                                                                     ---------         ---------
Income from operations...........................................................................       10,484             7,861
Other income (expense):
  Interest income................................................................................          719               242
  Interest expense...............................................................................          (90)             (119)
  Other, net.....................................................................................           30               (62)
                                                                                                     ---------         ---------
   Total other income, net.......................................................................          659                61
                                                                                                     ---------         ---------
Income before provision for income taxes.........................................................       11,143             7,922
Provision for income taxes.......................................................................       (4,290)           (3,011)
                                                                                                     ---------         ---------
Net income.......................................................................................    $   6,853         $   4,911
                                                                                                     =========         =========

Earnings per common share - basic (See Note 3)...................................................    $ 0.21            $ 0.16
Earnings per common share - diluted (See Note 3).................................................    $ 0.20            $ 0.15



         The accompanying notes are an integral part of these condensed consolidated financial statements.

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                          THREE MONTHS ENDED
                                                                                                             DECEMBER 31,
                                                                                                     ---------------------------
                                                                                                       1997              1996
                                                                                                     ---------         ---------
Cash flows from operating activities:
  Net income.....................................................................................    $   6,853         $   4,911
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................................        1,515               521
    Deferred compensation........................................................................          166                 0
    Changes in operating assets and liabilities:
     Decrease in accounts receivable.............................................................        1,744             1,041
     Increase in prepaids and other..............................................................         (298)             (114)
     Decrease in accounts payable................................................................       (2,476)             (952)
     Increase in accrued liabilities.............................................................        4,539             1,307
     Increase in other liabilities...............................................................            8                 0
                                                                                                     ---------         ---------
Net cash provided by operating activities........................................................       12,051             6,714
Cash flows from investing activities:
  Purchases of property and equipment............................................................         (494)           (5,628)
  Collections of (payments for) purchased receivables from billing customers, net................      (20,060)            9,388
  Collections of proceeds due (payments made) to billing customers, net..........................       35,712            (7,948)
  Collections of sales taxes due on behalf of billing customers, net.............................        6,068            11,862
  Other investing activities.....................................................................          241              (734)
                                                                                                     ---------         ---------
Net cash provided by investing activities........................................................       21,467             6,940
Cash flows from financing activities:
  Payments on revolving line of credit for purchased receivables, net............................            0           (18,799)
  Proceeds from issuance of long-term debt.......................................................            0             1,063
  Payments on long-term debt.....................................................................         (252)             (146)
  Payments on capital leases.....................................................................         (119)             (238)
  Proceeds from issuance of common stock.........................................................        1,684               787
                                                                                                     ---------         ---------
Net cash provided by (used in) financing activities..............................................        1,313           (17,333)
                                                                                                     ---------         ---------
Net increase (decrease) in cash and cash equivalents.............................................       34,831            (3,679)
Cash and cash equivalents, beginning of period...................................................       41,444            34,135
                                                                                                     ---------         ---------
Cash and cash equivalents, end of period.........................................................    $  76,275         $  30,456
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

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The interim condensed consolidated financial statements included herein have been prepared by Billing Information Concepts Corp. ("BIC") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified for comparative purposes.

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

         On January 9, 1998, the Company announced that its Board of Directors effected a two-for-one share split of the Company's common stock via a one-for-one stock dividend. The dividend was distributed on January 30, 1998 to shareholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital. All share and per share information in the accompanying condensed consolidated financial statements has been adjusted to give retroactive effect to the stock dividend. The Company has also submitted a proposal to its stockholders to increase the number of authorized common shares from 60 million to 75 million. This proposal will be decided on February 26, 1998, at the Annual Stockholders' Meeting.


NOTE 2. STATEMENT OF CASH FLOWS

         Cash payments and non-cash activities during the periods indicated were as follows:

                                                                                                 THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                               ---------------------
                                                                                                 1997         1996
                                                                                               --------     --------
                                                                                                   (IN THOUSANDS)
         Cash payments for income taxes......................................................  $    316     $  1,612
         Cash payments for interest..........................................................       123          632
         Tax benefit recognized in connection with stock option exercises....................     1,747          852

              BILLING INFORMATION CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. EARNINGS PER SHARE

         Earnings per share for all periods have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income.


                                                                       FOR THE QUARTER ENDED DECEMBER 31, 1997
                                                                  ------------------------------------------------
                                                                    INCOME             SHARES            PER-SHARE
                                                                  (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                                                  -----------       -------------        ---------
BASIC EPS
Net income available to common stockholders                       6,853,000            32,536,000         $0.21
                                                                                                          =====

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                                  215,000
Stock options                                                                           1,831,000
                                                                                        ---------
DILUTED EPS
Net income available to common stockholders
     including assumed conversions                                6,853,000            34,582,000         $0.20
                                                                  =========            ==========         =====


                                                                       FOR THE QUARTER ENDED DECEMBER 31, 1996
                                                                  ------------------------------------------------
                                                                    INCOME             SHARES            PER-SHARE
                                                                  (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                                                  -----------       -------------        ---------
BASIC EPS
Net income available to common stockholders                       4,911,000            30,202,000         $0.16
                                                                                                          =====

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                                  299,000
Stock options                                                                           1,889,000
                                                                                        ---------
DILUTED EPS
Net income available to common stockholders
     including assumed conversions                                4,911,000            32,390,000         $0.15
                                                                  =========            ==========         =====

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

         The Company is obligated as a guarantor of certain equipment financing agreements entered into by USLD Communications Corp. ("USLD"), a subsidiary of LCI International, Inc. The aggregate unpaid principal amount of indebtedness under such agreements at December 31, 1997 was approximately $5.4 million, due in varying amounts through October 2000.

NOTE 5. RELATED PARTY TRANSACTIONS

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

                                                                                                 THREE MONTHS ENDED
                                                                                                  DECEMBER 31, 1996
                                                                                                  -----------------
                                                                                                    (IN THOUSANDS)
         Sales to USLD......................................................................         $   1,198
         Purchases from USLD................................................................               901

         In addition, at December 31, 1996, the Company's accounts receivable balance included $779,000 and the billing customers accounts payable balance included $1,083,000 related to billing services performed for USLD. The Company also had $774,000 payable to USLD included in accrued liabilities and $971,000 payable to USLD included in long-term debt at December 31, 1996.

         The Company charters a jet airplane from a company associated with an officer/director of the Company. Under the terms of the charter agreement, the Company is obligated to pay minimum fees of $500,000 over the five years ended December 31, 2002 for such charter services.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the quarters ended December 31, 1997 and 1996. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1997. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended December 31.

RESULTS OF OPERATIONS

         The following table presents certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues:

                                                                                                THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                              -------------------
                                                                                               1997         1996
                                                                                              ------       ------
Operating revenues......................................................................      100.0%       100.0%
Cost of revenues........................................................................       60.6         64.6
                                                                                               ----         ----
Gross profit............................................................................       39.4         35.4
Selling, general and administrative expenses............................................       12.0         10.4
Research and development................................................................        1.3          0.0
Advance funding program income..........................................................       (5.4)        (6.3)
Advance funding program expense.........................................................        0.1          1.2
Depreciation and amortization expense...................................................        4.0          1.9
                                                                                               ----         ----
Income from operations..................................................................       27.4         28.3
Other income, net.......................................................................        1.7          0.2
                                                                                               ----         ----
Income before provision for income taxes................................................       29.1         28.5
Provision for income taxes..............................................................      (11.2)       (10.8)
                                                                                               ----         ----
Net income..............................................................................       17.9%        17.7%
                                                                                               ====         ====

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

         The Company also develops, sells, and supports convergent billing systems for telecommunications service providers and provides direct billing outsourcing services through its wholly-owned subsidiary, Billing Concepts Systems, Inc. ("BCS"). In addition to license and maintenance fees charged by the Company for the use of its billing software applications, fees are also charged on a time and materials basis for software customization and programming services. Processing fees for direct billing services provided through the Company's service bureau are assessed to customers based on volume. Billing systems revenues also include retail sales of computer hardware and third party software.

         Total revenues for the quarter ended December 31, 1997 were $38.2 million, an increase of 37.5% from the comparable prior year quarter. LEC billing services revenues increased 28.8% to $35.8 million in the first quarter of 1998, from $27.8 million in the first quarter of 1997. The remaining increase in revenues from the prior year quarter was attributable to billing systems sales and related services. The LEC billing services revenue increase is primarily attributable to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Direct dial long distance billing services revenues have exceeded prior period revenues on a quarterly basis since the inception of this business in 1993. Revenues derived from operator and enhanced billing services customers in the first quarter of 1998 also increased from the comparable prior year quarter due to an increase in the number of telephone call records processed on behalf of existing customers as well as new customers. Telephone call record volumes were as follows:

                                                                                              THREE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                             -------------------
                                                                                              1997         1996
                                                                                             ------       ------
                                                                                                 (IN MILLIONS)
         Direct dial long distance services..............................................     160.3        119.2
         Operator services...............................................................      36.9         30.0
         Enhanced billing services.......................................................       3.2          1.8
         Billing management services.....................................................      96.9         88.2

         Revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Company's other customers.

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

         The gross profit margin of 39.4% reported for the quarter ended December 31, 1997 increased from 35.4% in the comparable prior year quarter. This increase was primarily attributable to lower customer service and telecommunications services costs. The lower customer service costs were attributable to efficiencies resulting from the implementation of an automated voice response system. The addition of sales of billing systems and related services revenues in the first quarter of 1998 also served to improve gross margin due to the higher margins associated with systems sales. The Company currently believes that its gross profit margin could increase in subsequent periods as a result of the potential addition of higher gross margin billing systems sales and related services revenues, however, no such assurances can be made.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the first quarter of 1998 were $4.6 million, representing 12.0% of revenues, compared to $2.9 million for the first quarter of 1997, or 10.4% of revenues. The increase in SG&A expenses as a percentage of revenues was partially attributable to increased expenses related to the expansion of the Company's facilities. The higher SG&A expenses were also due to the growth of the management infrastructure and technical staff of BCS, which was acquired during the third quarter of 1997.

Research and Development

         Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. The Company does not capitalize any research and development expenses. In 1997, the Company commenced internally funded research and development activities with respect to efforts to offer "invoice ready" billing services. During the third quarter of 1997, the Company also acquired a software development company that was actively involved in ongoing research and development efforts associated with creating new and enhanced products related to its convergent billing software platform. Consequently, research and development expenses in the first quarter of 1998 were $514,000. The Company intends to continue its research and development efforts in the future and anticipates spending from $3 to $5 million during 1998 for such expenses.

Advance Funding Program Income and Expense

         Advance funding program income increased 17.6% to $2.1 million for the first quarter of 1998 from $1.7 million for the first quarter of 1997. The increase was primarily the result of financing a higher level of customer receivables under the Company's advance funding program. The monthly average balance of purchased receivables was $79.6 million and $69.2 million for the quarters ended December 31, 1997 and 1996, respectively.

         Advance funding program expense decreased 90.1% to $32,000 for the first quarter of 1998 from $324,000 for the first quarter of 1997. In addition to declining from period to period, advance funding program expense declined relative to advance funding program income due to the use of internally generated funds for the financing of all purchased receivables during the first quarter of 1998.

Depreciation and Amortization

         Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Asset lives range between three and fifteen years.

         Depreciation and amortization expense was $1.5 million in the first quarter of 1998 compared with $521,000 in the first quarter of 1997. Depreciation and amortization expense as a percentage of revenues was 4.0% and 1.9% in the first quarter of 1998 and 1997, respectively. The increase in the percentage of revenues from the prior year quarter is attributable to increased capital expenditures made in order to provide the infrastructure needed to support the growth of the Company's employee base and the anticipated expansion of the Company's business. Management expects that depreciation and amortization expense will not continue to increase as a percentage of revenues in subsequent periods.

Income from Operations

         Income from operations in the first quarter of 1998 was $10.5 million, or 27.4% of revenues, compared to income from operations of $7.9 million, or 28.3% of revenues, in the first quarter of 1997. The decrease in income from operations as a percentage of revenues from the prior year quarter is attributable to higher depreciation and SG&A expenses as a percentage of revenues and research and development expenses incurred in the first quarter of 1998, offset partly by a higher gross profit margin and higher net advance funding income as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance increased to $76.3 million at December 31, 1997 from $41.4 million at September 30, 1997. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its customers. The Company's working capital position and current ratio increased to $38.3 million and 1.3:1 at December 31, 1997, from $27.6 million and 1.2:1 at September 30, 1997, respectively. Net cash provided by operating activities was $12.1 million and $6.7 million in the first quarter of 1998 and 1997, respectively.

         The Company has a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on December 20, 1999. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. No amounts were borrowed by the Company under its credit facility to finance the advance funding program at either December 31, 1997 or September 30, 1997. At December 31, 1997, the amount available under the Company's receivable financing facility was $50.0 million.

         In addition to the revolving line of credit facility described above, the Company is obligated as a guarantor of USLD's equipment financing agreements with certain lenders. The aggregate unpaid principal amount of indebtedness under such agreements at December 31, 1997 was approximately $5.4 million, due in varying amounts through October 2000. Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. Cross-default provisions of certain of the Company's equipment loans may place the Company in default of such loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed. The Company was in compliance with all required covenants at December 31, 1997.

         Capital expenditures amounted to approximately $497,000 in the first quarter of 1998 and related primarily to purchases of computer equipment and software. The Company anticipates spending approximately $10 million over the next nine months, including expenditures for local telephone company agreements that will enable it to offer "invoice ready" billing services. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

         On January 9, 1998, the Company announced that its Board of Directors effected a two-for-one share split of the Company's common stock via a one-for-one stock dividend. The dividend was distributed on January 30, 1998 to shareholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital. The Company has also submitted a proposal to its stockholders to increase the number of authorized common shares from 60 million to 75 million. This proposal will be decided on February 26, 1998, at the Annual Stockholders' Meeting.

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

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including LEC billing processing, information management services, convergent billing systems, and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

         Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by company personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.

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

                                              BILLING INFORMATION CONCEPTS CORP.
                                                       (Registrant)

Date: February 12, 1998                  By:      /s/  KELLY E. SIMMONS
                                              ----------------------------------
                                                      Kelly E. Simmons
                                                    Senior Vice President
                                                   Chief Financial Officer
                                               (Duly authorized and principal
                                                      financial officer)

                                 Exhibit Index

Exhibit
Number         Description
-------        -----------
 11.1          Computation of Earning Per Share
 27.1          Financial Data Schedule