Form 10-Q
period 1998-03-31
BILLING INFORMATION CONCEPTS CORP
filed 1998-05-15
CIK 1013706

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to


                         Commission File Number 0-28536

                                   -----------

                             BILLING CONCEPTS CORP.

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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at May 5, 1998:

                                             NUMBER OF SHARES
            TITLE OF CLASS                      OUTSTANDING
            --------------                   ----------------
      Common Stock, $.01 par value               33,671,940

================================================================================

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX



                                                                                                              PAGE
                                                                                                              ----
PART I        FINANCIAL INFORMATION

Item 1.       Interim Condensed Consolidated Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets - March 31, 1998 and September 30, 1997................    3
              Condensed Consolidated Statements of Income - For the Three and Six Months Ended
                  March 31, 1998 and 1997..................................................................    4
              Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
                  March 31, 1998 and 1997..................................................................    5
              Notes to Interim Condensed Consolidated Financial Statements.................................    6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations........   10

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings............................................................................   15
Item 4.       Submission of Matters to a Vote of Security Holders..........................................   15
Item 6.       Exhibits and Reports on Form 8-K.............................................................   16

SIGNATURE..................................................................................................   17

                          PART I FINANCIAL INFORMATION
           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                     ASSETS
                                                                                                      MARCH 31,      SEPTEMBER 30,
                                                                                                        1998             1997
                                                                                                    ----------        ----------
Current assets:
  Cash and cash equivalents......................................................................   $   75,997        $   41,444
  Accounts receivable, net ......................................................................       37,385            25,919
  Purchased receivables..........................................................................      104,777            70,175
  Prepaids and other.............................................................................        3,330             3,196
                                                                                                    ----------        ----------
    Total current assets.........................................................................      221,489           140,734
Property and equipment, net......................................................................       18,238            18,156
Equipment held under capital leases, net.........................................................          612               606
Other assets, net................................................................................        6,702             7,516
                                                                                                    ----------        ----------
    Total assets.................................................................................   $  247,041        $  167,012
                                                                                                    ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable:
    Trade........................................................................................   $   16,945        $   19,223
    Billing customers............................................................................      124,987            75,166
   Accrued liabilities...........................................................................       25,927            17,728
   Revolving line of credit for purchased receivables............................................            0                 0
   Current portion of long-term debt.............................................................          606               606
   Current portion of obligations under capital leases...........................................          395               441
                                                                                                    ----------        ----------
     Total current liabilities...................................................................      168,860           113,164
Long-term debt, less current portion.............................................................        1,971             2,324
Obligations under capital leases, less current portion...........................................          100               290
Deferred income taxes............................................................................        1,884             2,048
Other liabilities................................................................................          616               499
                                                                                                    ----------        ----------
     Total liabilities...........................................................................      173,431           118,325
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or
   outstanding at March 31 or September 30.......................................................            0                 0
  Common stock, $0.01 par value, 75,000,000 shares authorized; 33,471,030 shares issued and outstanding at March 31; 32,395,170 shares issued and outstanding
   at September 30...............................................................................          335               324
Additional paid-in capital.......................................................................       53,387            42,916
Retained earnings................................................................................       20,618             6,397
Deferred compensation............................................................................         (730)             (950)
                                                                                                    ----------        ----------
     Total stockholders' equity..................................................................       73,610            48,687
                                                                                                    ----------        ----------
     Total liabilities and stockholders' equity..................................................   $  247,041        $  167,012
                                                                                                    ==========        ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           MARCH 31,                 MARCH 31,
                                                                    ---------------------     ---------------------
                                                                       1998         1997         1998         1997
                                                                    --------     --------     --------     --------
Operating revenues .............................................    $ 41,014     $ 27,382     $ 79,262     $ 55,200
Cost of revenues ...............................................      24,901       16,936       48,086       34,894
                                                                    --------     --------     --------     --------
Gross profit ...................................................      16,113       10,446       31,176       20,306
Selling, general and administrative expenses ...................       5,221        2,995        9,795        5,898
Research and development .......................................         307            0          821            0
Advance funding program income .................................      (2,271)      (1,735)      (4,327)      (3,484)
Advance funding program expense ................................          31          165           63          489
Depreciation and amortization expense ..........................       1,565          826        3,080        1,347
                                                                    --------     --------     --------     --------
Income from operations .........................................      11,260        8,195       21,744       16,056
Other income (expense):
  Interest income ..............................................         709          190        1,428          432
  Interest expense .............................................         (47)        (124)        (137)        (243)
  Other, net ...................................................          59           56           89           (6)
                                                                    --------     --------     --------     --------
   Total other income ..........................................         721          122        1,380          183
                                                                    --------     --------     --------     --------
Income before income taxes .....................................      11,981        8,317       23,124       16,239
Income tax expense .............................................      (4,613)      (3,160)      (8,903)      (6,171)
                                                                    --------     --------     --------     --------
Net income .....................................................    $  7,368     $  5,157     $ 14,221     $ 10,068
                                                                    ========     ========     ========     ========

Earnings per common share - basic (See Note 3) .................    $   0.22     $   0.17     $   0.43     $   0.33

Earnings per common share - diluted (See Note 3) ...............    $   0.21     $   0.16     $   0.41     $   0.31



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                           SIX MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                     ---------------------------
                                                                                                        1998             1997
                                                                                                     ---------         ---------
Cash flows from operating activities:
  Net income.....................................................................................    $  14,221         $  10,068
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................................        3,080             1,347
    Deferred compensation........................................................................          390                 0
    Gain on disposition of equipment.............................................................            0               (73)
    Changes in operating assets and liabilities:
     Increase in accounts receivable.............................................................      (11,466)           (4,376)
     Increase in prepaids and other..............................................................         (134)             (986)
     Increase (decrease) in accounts payable.....................................................       (2,278)            1,710
     Increase (decrease) in accrued liabilities..................................................        9,993            (1,430)
     Increase in other liabilities...............................................................          117                 0
                                                                                                     ---------         ---------
Net cash provided by operating activities........................................................       13,923             6,260
Cash flows from investing activities:
  Purchases of property and equipment............................................................       (2,714)          (10,582)
  Payments for purchased receivables from billing customers, net.................................      (34,602)          (10,062)
  Collections of proceeds due (payments made) to billing customers, net..........................       49,821            (3,025)
  Collections of sales taxes due on behalf of billing customers, net.............................        3,578             3,886
  Proceeds from sale of equipment................................................................            0               125
  Other investing activities.....................................................................          196              (982)
                                                                                                     ---------         ---------
Net cash provided by (used in) investing activities..............................................       16,279           (20,640)
Cash flows from financing activities:
  Draws on revolving line of credit for purchased receivables, net...............................            0             6,957
  Proceeds from issuance of long-term debt.......................................................            0             2,014
  Payments on long-term debt.....................................................................         (353)             (339)
  Payments on capital leases.....................................................................         (236)             (453)
  Proceeds from issuance of common stock.........................................................        4,940             1,939
                                                                                                     ---------         ---------
Net cash provided by financing activities........................................................        4,351            10,118
                                                                                                     ---------         ---------
Net increase (decrease) in cash and cash equivalents.............................................       34,553            (4,262)
Cash and cash equivalents, beginning of period...................................................       41,444            34,135
                                                                                                     ---------         ---------
Cash and cash equivalents, end of period.........................................................    $  75,997         $  29,873
                                                                                                     =========         =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The interim condensed consolidated financial statements included herein have been prepared by Billing Concepts Corp. ("BIC"), formerly known as Billing Information Concepts Corp., and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

         On January 9, 1998, the Company announced that its Board of Directors declared a one-for-one common stock dividend. The dividend was distributed on January 30, 1998 to stockholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital. All share and per share information in the accompanying condensed consolidated financial statements has been adjusted to give retroactive effect to the stock dividend.

NOTE 2. STATEMENT OF CASH FLOWS

         Cash payments and non-cash activities during the periods indicated were as follows:


                                                                                                  SIX MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                 -----------------
                                                                                                 1998         1997
                                                                                                 ----         ----
                                                                                                   (IN THOUSANDS)

         Cash payments for income taxes......................................................  $  7,816     $  6,648
         Cash payments for interest..........................................................       201          835
         Tax benefit recognized in connection with stock option exercises....................     5,370        3,748

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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


                                                                        FOR THE QUARTER ENDED MARCH 31, 1998
                                                                  -----------------------------------------------
                                                                    INCOME             SHARES           PER SHARE
                                                                  (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                  -----------       -------------       ---------
BASIC EPS
Net income available to common stockholders                       7,368,000            33,197,000         $0.22
                                                                                                          =====

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                                   46,000
Stock options                                                                           1,966,000
                                                                                    -------------

DILUTED EPS
Net income available to common stockholders
     including assumed conversions                                7,368,000            35,209,000         $0.21
                                                                ===========         =============         =====



                                                                        FOR THE QUARTER ENDED MARCH 31, 1997
                                                                  -----------------------------------------------
                                                                    INCOME             SHARES           PER SHARE
                                                                  (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                  -----------       -------------        --------
BASIC EPS
Net income available to common stockholders                       5,157,000            30,494,000         $0.17
                                                                                                          =====

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                                  294,000
Stock options                                                                           1,700,000
                                                                                    -------------

DILUTED EPS
Net income available to common stockholders
     including assumed conversions                                5,157,000            32,488,000         $0.16
                                                                ===========         =============         =====

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                      FOR THE SIX MONTHS ENDED MARCH 31, 1998
                                                                  -----------------------------------------------
                                                                    INCOME             SHARES           PER SHARE
                                                                  (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                  -----------       -------------       ---------
BASIC EPS
Net income available to common stockholders                      14,221,000            32,866,000         $0.43
                                                                                                          =====

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                                  130,000
Stock options                                                                           1,900,000
                                                                                    -------------

DILUTED EPS
Net income available to common stockholders
     including assumed conversions                               14,221,000            34,896,000         $0.41
                                                                ===========         =============         =====



                                                                      FOR THE SIX MONTHS ENDED MARCH 31, 1997
                                                                  -----------------------------------------------
                                                                    INCOME             SHARES           PER SHARE
                                                                  (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                  -----------       -------------       ---------
BASIC EPS
Net income available to common stockholders                      10,068,000            30,348,000         $0.33
                                                                                                          =====

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                                  296,000
Stock options                                                                           1,795,000
                                                                                    -------------

DILUTED EPS
Net income available to common stockholders
     including assumed conversions                               10,068,000            32,439,000         $0.31
                                                                ===========         =============         =====


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

         The Company is obligated as a guarantor of a certain equipment financing agreement entered into by USLD Communications Corp. ("USLD"), a subsidiary of LCI International, Inc. The aggregate unpaid principal amount of indebtedness under this agreement at March 31, 1998 was approximately $886,000, due in varying amounts through June 1999.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


                                                                     SIX MONTHS ENDED
                                                                      MARCH 31, 1997
                                                                     ----------------
                                                                      (IN THOUSANDS)
         Sales to USLD..........................................        $   2,362
         Purchases from USLD....................................            1,240

         In addition, at March 31, 1997, the Company's accounts receivable balance included $883,000 and the billing customers accounts payable balance included $947,000 related to billing services performed for USLD. The Company also had $96,000 payable to USLD included in accrued liabilities and $904,000 payable to USLD included in long-term debt at March 31, 1997.

         The Company leases a jet airplane from a company associated with an officer/director of the Company. Under the terms of the lease agreement, the Company is obligated to pay annual minimum fees of $500,000 over the five years ending March 31, 2003 for such charter services.

         From time to time, the Company has made advances to or was owed amounts from certain officers of the Company, however, no amounts were outstanding during the six months ended March 31, 1998. The Company had a $250,000 note receivable bearing interest at 7.0% from a certain officer of the Company at April 30, 1998.

NOTE 6. NEW ACCOUNTING STANDARDS

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and is to be applied prospectively. In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." SOP 98-4 defers for one year the application of certain provisions of SOP 97-2. Management of the Company does not anticipate the adoption of SOP 97-2 and 98-4 will have a material impact on the Company's financial position or results of operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the quarters and six months ended March 31, 1998 and 1997. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1997. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended March 31.

RESULTS OF OPERATIONS

         The following table presents certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues:


                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         MARCH 31,                          MARCH 31,
                                                                  -----------------------            ----------------------
                                                                   1998             1997              1998             1997
                                                                  -----            -----             -----            -----
Operating revenues............................................    100.0%           100.0%            100.0%           100.0%
Cost of services..............................................     60.7             61.9              60.7             63.2
                                                                  -----            -----             -----            -----
Gross profit..................................................     39.3             38.1              39.3             36.8
Selling, general and administrative expenses..................     12.7             10.9              12.4             10.7
Research and development......................................      0.7              0.0               1.0              0.0
Advance funding program income................................     (5.5)            (6.3)             (5.5)            (6.3)
Advance funding program expense...............................      0.1              0.6               0.1              0.9
Depreciation and amortization expense.........................      3.8              3.0               3.9              2.4
                                                                  -----            -----             -----            -----
Income from operations........................................     27.5             29.9              27.4             29.1
Other income, net.............................................      1.8              0.4               1.7              0.3
                                                                  -----            -----             -----            -----
Income before income taxes....................................     29.2             30.4              29.2             29.4
Income tax expense............................................    (11.2)           (11.5)            (11.3)           (11.2)
                                                                  -----            -----             -----            -----
Net income....................................................     18.0%            18.8%             17.9%            18.2%
                                                                  =====            =====             =====            =====

Operating Revenues

         The Company's revenues are derived primarily from the provision of billing clearinghouse and information management services to direct dial long distance carriers and operator services providers ("Local Exchange Carrier billing" or "LEC billing"). Revenues are also derived from enhanced billing services provided to companies that offer 900 services or other non-regulated telecommunications equipment and services. LEC billing fees charged by the Company include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Processing fees also include any charges assessed to the Company by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end users.

         The Company also develops, sells and supports convergent billing systems for telecommunications service providers and provides direct billing outsourcing services through its wholly owned subsidiary, Billing Concepts Systems, Inc. ("BCS"). In addition to license and maintenance fees charged by the Company for the use of its billing software applications, fees are also charged on a time and materials basis for software customization and professional services. Processing fees for direct billing services provided through the Company's service bureau are assessed to customers based on volume. Billing systems revenues also include retail sales of computer hardware and third party software.

         Total revenues for the quarter ended March 31, 1998 were $41.0 million, an increase of 49.8% from the comparable prior year quarter. During the first six months of 1998, total revenues increased 43.6% to $79.3 million from $55.2 million during the comparable period of 1997. LEC billing services revenues increased 38.1% to $37.8 million in the second quarter of 1998, from $27.4 million in the second quarter of 1997. For the first six months of 1998, LEC billing services increased 33.3% to $73.6 million, from $55.2 million in the first six months of 1997. The remaining increase in revenues from the prior year periods was attributable to billing systems sales and related services. The LEC billing services revenue increases are attributable primarily to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Direct dial long distance billing services revenues have exceeded prior period revenues on a quarterly basis since the inception of this business in 1993. Revenues derived from operator and enhanced billing services customers also increased from the comparable prior year periods due to an increase in the number of telephone call records processed on behalf of existing customers as well as new customers. Telephone call record volumes were as follows:


                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        MARCH 31,                      MARCH 31,
                                                                   ------------------             ------------------
                                                                    1998         1997             1998          1997
                                                                   -----         ----             ----          ----
                                                                      (IN MILLIONS)                  (IN MILLIONS)
         Direct dial long distance services.......................  164.6        122.1             324.9        241.3
         Operator services........................................   36.9         28.0              73.8         58.0
         Enhanced billing services................................    3.3          2.0               6.4          3.7
         Billing management services..............................   86.9         83.4             183.8        171.6


         Revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Company's other customers.

Cost of Revenues

         Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts on to its customers. Cost of revenues also includes the cost of computer hardware and software sold, and the salaries and benefits of software development, technical, service bureau and professional service personnel who generate revenue from hourly billings.

         The gross profit margin of 39.3% reported for the quarter and six months ended March 31, 1998, increased from 38.1% and 36.8% achieved in the respective prior year periods. The addition of sales of billing systems and related services revenues in 1998 served to improve gross margin due to the higher margins associated with systems sales. Lower billing and collection costs as a percentage of revenue also contributed to the increase in the gross profit margin for both periods. The Company currently believes that its gross profit margin could increase in subsequent periods as a result of the potential addition of higher gross margin billing systems sales and related services revenues.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the second quarter of 1998 and 1997 were $5.2 million and $3.0 million, representing 12.7% and 10.9% of revenues, respectively. SG&A expenses for the first six months of 1998 increased to $9.8 million, or 12.4% of revenues, from $5.9 million, or 10.7% of revenues, in the comparable period of 1997. The higher SG&A expenses were primarily due to the growth of the management infrastructure and technical staff of BCS, which was acquired during the third quarter of 1997.

Research and Development

         Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. During the third quarter of 1997, the Company acquired a software development company that was actively involved in ongoing research and development efforts associated with creating new and enhanced products related to its convergent billing software platform. In the fourth quarter of 1997, the Company also commenced internally funded research and development activities with respect to efforts to offer "invoice ready" billing services. Consequently, research and development expenses were $307,000 in the second quarter of 1998 and $821,000 for the first six months of 1998. The Company intends to continue its research and development efforts in the future and anticipates spending from $2 to $3 million during 1998 for such expenses.

Advance Funding Program Income and Expense

         Advance funding program income increased 30.9% to $2.3 million for the second quarter of 1998 from $1.7 million for the second quarter of 1997. Advance funding program income for the first six months of 1998 increased 24.2% to $4.3 million from $3.5 million in the first six months of 1997. The increase was primarily the result of financing a higher level of customer receivables under the Company's advance funding program. The quarterly average balance of purchased receivables was $88.4 million and $71.1 million for the six months ended March 31, 1998 and 1997, respectively.

         Advance funding program expense decreased 81.2% to $31,000 for the second quarter of 1998 from $165,000 for the second quarter of 1997. Advance funding program expense for the first six months of 1998 decreased 87.1% to $63,000 from $489,000 in the comparable period of 1997. In addition to declining from period to period, advance funding program expense declined relative to advance funding program income due to the use of internally generated funds for the financing of all purchased receivables during the first six months of 1998. The expense recognized during 1998 represents unused credit facility fees and is the minimum expense that the Company could have incurred during this period.

Depreciation and Amortization

         Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Asset lives range between three and fifteen years.

         Depreciation and amortization expense was $1.6 million in the second quarter of 1998 compared with $826,000 in the second quarter of 1997. Depreciation and amortization expense as a percentage of revenues was 3.8% and 3.0% in the second quarter of 1998 and 1997, respectively. For the first six months of 1998, depreciation and amortization expense was $3.1 million, or 3.9% of revenues, compared to $1.3 million, or 2.4% of revenues, for the first six months of 1997. The increase in the percentage of revenues from the prior year periods is attributable to increased capital expenditures made in order to provide the infrastructure needed to support the growth of the Company's employee base and the continued expansion of the Company's business.

Income from Operations

         Income from operations in the second quarter of 1998 was $11.3 million, or 27.5% of revenues, compared to income from operations of $8.2 million, or 29.9% of revenues, in the second quarter of 1997. Income from operations in the first six months of 1998 increased to $21.7 million, or 27.4% of revenues, from $16.1 million, or 29.1% of revenues, in the first six months of 1997. The decrease in income from operations as a percentage of revenues from the prior year periods is attributable to higher SG&A expenses and depreciation as a percentage of revenues and research and development expenses incurred in the first six months of 1998, offset partly by a higher gross profit margin and higher net advance funding income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance increased to $76.0 million at March 31, 1998 from $41.4 million at September 30, 1997. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its customers. The Company's working capital position and current ratio increased to $52.6 million and 1.3:1 at March 31, 1998, from $27.6 million and 1.2:1 at September 30, 1997, respectively. This improvement in working capital is due in part to $4.7 million in cash received and a tax benefit of $5.4 million recognized by the Company in connection with stock options and warrants exercised during the six months ended March 31, 1998. The Company also received $200,000 in cash from the issuance of common stock under the Company's Employee Stock Purchase Plan during this period. Net cash provided by operating activities was $13.9 million and $6.3 million in the first six months of 1998 and 1997, respectively, and reflected the increase in net income from the prior year period.

         The Company has a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on December 20, 1999. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. No amounts were borrowed by the Company under its credit facility to finance the advance funding program at either March 31, 1998 or September 30, 1997. At March 31, 1998, the amount available under the Company's receivable financing facility was $50.0 million.

         In addition to the revolving line of credit facility described above, the Company is obligated as a guarantor of USLD's equipment financing agreement with a certain lender. The aggregate unpaid principal amount of indebtedness under this agreement at March 31, 1998 was approximately $886,000, due in varying amounts through June 1999. Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company obtained a waiver from a certain lender consenting to the distribution of a one-for-one common stock dividend to stockholders on January 20, 1998. Cross-default provisions of certain of the Company's equipment loans may place the Company in default of such loans in the event that USLD defaults under the equipment finance agreements that the Company has guaranteed. The Company was in compliance with all required covenants at March 31, 1998.

         Capital expenditures amounted to approximately $2.7 million in the first six months of 1998 and related primarily to purchases of computer equipment and software. The Company anticipates spending approximately $8 million over the next six months, including expenditures for local telephone company agreements that will enable it to offer "invoice ready" billing services. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

         On January 9, 1998, the Company announced that its Board of Directors declared a one-for-one common stock dividend. The dividend was distributed on January 30, 1998 to stockholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital. The Company also amended its Certificate of Incorporation on February 27, 1998, changing the name of the Company to Billing Concepts Corp. and increasing the number of shares of the Company's authorized common stock to 75,000,000 from 60,000,000. This amendment was approved by vote of the Company's stockholders at the Annual Meeting of Stockholders held on February 26, 1998.

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

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including LEC billing processing, information management services, convergent billing systems and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on February 26, 1998, the following matters were adopted by the margins indicated:

              1. To elect director Lee Cooke to serve until the 2001 Annual Meeting of Stockholders.

                           For:                               15,252,045
                           Against:                           N/A
                           Abstain:                           119,783

              2. To amend the Company's Amended and Restated Certificate of Incorporation to change the name of the Company to Billing Concepts Corp.

                           For:                               15,346,575
                           Against:                           5,636
                           Abstain:                           11,618

              3. To amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 60,000,000 shares to 75,000,000 shares.

                           For:                               14,987,403
                           Against:                           344,461
                           Abstain:                           31,964

              4. To ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending September 30, 1998.

                           For:                               15,335,301
                           Against:                           4,944
                           Abstain:                           23,583



         The following directors continue their term of office subsequent to the Annual meeting: Parris H. Holmes, Jr., Alan W. Saltman, James E. Sowell and Thomas G. Loeffler.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

               EXHIBIT
               NUMBER        DESCRIPTION

                  3.4 Certificate of Amendment to Certificate of Incorporation, amending Article I to change the name of the Company to Billing Concepts Corp. and amending
                           Article IV to increase the number of authorized shares of common stock from 60,000,000 to 75,000,000, filed with the Delaware Secretary of State on February 27, 1998 (filed herewith)

                  4.1 Form of Stock Certificate of Common Stock (filed herewith)

                  10.31 First Amendment to Lease Agreement dated September 30,1996, by and between Medical Plaza Partners, Ltd. and Billing Information Concepts, Inc. (filed herewith)

                  10.32 Second Amendment to Lease Agreement dated November 8, 1996, by and between Medical Plaza Partners, Ltd. And Billing Information Concepts, Inc. (filed herewith)

                  10.33 Third Amendment to Lease Agreement dated January 24, 1997, by and between Medical Plaza Partners, Ltd. And Billing Information Concepts, Inc. (filed herewith)

                  10.34 Employment Agreement dated October 1, 1997, by and between the Company and Michael Hancock (filed herewith)

                  10.35 Employment Agreement dated January 1, 1998, by and between the Company and Paul L. Gehri (filed herewith)

                  10.36 Employment Agreement effective January 15, 1998, by and between the Company and Audie Long (filed herewith)

                  27.1     Financial Data Schedule (filed herewith)

         (b) Current Reports on Form 8-K:

              None.

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BILLING CONCEPTS CORP.
                                                  (Registrant)

Date: May 12, 1998                    By: /s/  KELLY E. SIMMONS
                                          -------------------------------------
                                               Kelly E. Simmons
                                             Senior Vice President
                                            Chief Financial Officer
                               (Duly authorized and principal financial officer)

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER        DESCRIPTION

                  3.4      Certificate of Amendment to Certificate of
                           Incorporation, amending Article I to change the name of the Company to Billing Concepts Corp. and amending
                           Article IV to increase the number of authorized shares of common stock from 60,000,000 to 75,000,000, filed with the Delaware Secretary of State on February 27, 1998 (filed herewith)

                  4.1 Form of Stock Certificate of Common Stock (filed herewith)

                  10.31    First Amendment to Lease Agreement dated September
                           30,1996, by and between Medical Plaza Partners, Ltd.
                           and Billing Information Concepts, Inc. (filed herewith)

                  10.32    Second Amendment to Lease Agreement dated November 8,
                           1996, by and between Medical Plaza Partners, Ltd. And
                           Billing Information Concepts, Inc. (filed herewith)

                  10.33    Third Amendment to Lease Agreement dated January 24,
                           1997, by and between Medical Plaza Partners, Ltd. And
                           Billing Information Concepts, Inc. (filed herewith)

                  10.34 Employment Agreement dated October 1, 1997, by and between the Company and Michael Hancock (filed herewith)

                  10.35 Employment Agreement dated January 1, 1998, by and between the Company and Paul L. Gehri (filed herewith)

                  10.36 Employment Agreement effective January 15, 1998, by and between the Company and Audie Long (filed herewith)

                  27.1     Financial Data Schedule (filed herewith)