Form 10-Q
period 1998-06-30
BILLING CONCEPTS CORP
filed 1998-08-14
CIK 1013706

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

     For the quarterly period ended June 30, 1998

                                       or

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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at August 7, 1998:

                                              NUMBER OF SHARES
             TITLE OF CLASS                     OUTSTANDING
             --------------                   ----------------
      Common Stock, $.01 par value               33,895,328


================================================================================

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                                     PAGE
                                                                                                     ----
PART I  FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets - June 30, 1998 and September 30, 1997..............     3
        Condensed Consolidated Statements of Income - For the Three and Nine Months Ended
            June 30, 1998 and 1997................................................................     4
        Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
            June 30, 1998 and 1997................................................................     5
        Notes to Interim Condensed Consolidated Financial Statements..............................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....    10

PART II OTHER INFORMATION

Item 5. Deadline for Submission of Stockholder Proposals..........................................    16
Item 6. Exhibits and Reports on Form 8-K..........................................................    16

SIGNATURE.........................................................................................    17

                          PART I FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                     ASSETS
                                                                                   JUNE 30,     SEPTEMBER 30,
                                                                                     1998           1997
                                                                                   ---------    -------------
Current assets:
  Cash and cash equivalents ..................................................     $ 127,702      $  41,444
  Accounts receivable, net ...................................................        36,741         25,919
  Purchased receivables ......................................................        85,151         70,175
  Prepaids and other .........................................................         4,008          3,196
                                                                                   ---------      ---------
    Total current assets .....................................................       253,602        140,734
Property and equipment, net ..................................................        19,687         18,156
Equipment held under capital leases, net .....................................           511            606
Other assets, net ............................................................         6,534          7,516
                                                                                   ---------      ---------
    Total assets .............................................................     $ 280,334      $ 167,012
                                                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable:
    Trade ....................................................................     $  14,567      $  19,223
    Billing customers ........................................................       149,959         75,166
   Accrued liabilities .......................................................        25,433         17,728
   Current portion of long-term debt .........................................           606            606
   Current portion of obligations under capital leases .......................           331            441
                                                                                   ---------      ---------
     Total current liabilities ...............................................       190,896        113,164
Long-term debt, less current portion .........................................         1,819          2,324
Obligations under capital leases, less current portion .......................            32            290
Deferred income taxes ........................................................         2,133          2,048
Other liabilities ............................................................           709            499
                                                                                   ---------      ---------
     Total liabilities .......................................................       195,589        118,325
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; no
   shares issued or outstanding at June 30 or September 30 ...................             0              0
  Common stock, $0.01 par value, 75,000,000 shares authorized; 33,866,436 shares issued and outstanding at June 30; 60,000,000 shares authorized;
   32,395,170 shares issued and outstanding at September 30 ..................           339            324
Additional paid-in capital ...................................................        57,415         42,916
Retained earnings ............................................................        27,519          6,397
Deferred compensation ........................................................          (528)          (950)
                                                                                   ---------      ---------
     Total stockholders' equity ..............................................        84,745         48,687
                                                                                   ---------      ---------
     Total liabilities and stockholders' equity ..............................     $ 280,334      $ 167,012
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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                ------------------------      ------------------------
                                                                  1998           1997           1998           1997
                                                                ---------      ---------      ---------      ---------
Operating revenues ........................................     $  40,406      $  31,894      $ 119,668      $  87,094
Cost of revenues ..........................................        25,339         19,896         73,425         54,790
                                                                ---------      ---------      ---------      ---------
Gross profit ..............................................        15,067         11,998         46,243         32,304
Selling, general and administrative expenses ..............         5,076          3,615         14,871          9,513
Research and development ..................................           572            306          1,393            306
Advance funding program income ............................        (2,035)        (1,960)        (6,362)        (5,444)
Advance funding program expense ...........................            31            163             94            652
Depreciation and amortization expense .....................         1,660          1,075          4,740          2,422
Special charges ...........................................             0         21,252              0         21,252
                                                                ---------      ---------      ---------      ---------
Income (loss) from operations .............................         9,763        (12,453)        31,507          3,603
Other income (expense):
  Interest income .........................................         1,350            214          2,778            646
  Interest expense ........................................             6           (131)          (131)          (374)
  Other, net ..............................................           101             42            190             36
                                                                ---------      ---------      ---------      ---------
   Total other income .....................................         1,457            125          2,837            308
                                                                ---------      ---------      ---------      ---------
Income (loss) before income taxes .........................        11,220        (12,328)        34,344          3,911
Income tax expense ........................................        (4,319)          (294)       (13,222)        (6,465)
                                                                ---------      ---------      ---------      ---------
Net income (loss) .........................................     $   6,901      $ (12,622)     $  21,122      $  (2,554)
                                                                =========      =========      =========      =========

Earnings (loss) per common share - basic (See Note 3) .....     $    0.20      $   (0.41)     $    0.64      $   (0.08)

Earnings (loss) per common share - diluted (See Note 3) ...     $    0.20      $   (0.41)     $    0.60      $   (0.08)


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                              ------------------------
                                                                                 1998           1997
                                                                              ---------      ---------
Cash flows from operating activities:
  Net income (loss) .....................................................     $  21,122      $  (2,554)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization .......................................         4,740          2,422
    Deferred compensation ...............................................           592              0
    Gain on disposition of property and equipment .......................          (197)           (73)
    Special charges .....................................................             0         21,252
    Changes in operating assets and liabilities:
     Increase in accounts receivable ....................................       (10,822)       (11,307)
     Increase in prepaids and other .....................................          (812)        (1,744)
     Increase (decrease) in accounts payable ............................        (4,656)         3,311
     Increase (decrease) in accrued liabilities .........................         9,806           (126)
     Increase in other liabilities ......................................           210            384
     Increase in deferred taxes .........................................           331              0
                                                                              ---------      ---------
Net cash provided by operating activities ...............................        20,314         11,565
Cash flows from investing activities:
  Purchases of property and equipment ...................................        (5,880)       (13,481)
  Purchase of software company, net of cash acquired ....................             0         (8,403)
  Payments for purchased receivables from billing customers, net ........       (14,976)       (13,650)
  Collections of proceeds due to billing customers, net .................        74,793         12,245
  Collections of sales taxes due on behalf of billing customers, net ....         5,508          5,423
  Proceeds from disposition of property and equipment ...................           538            125
  Other investing activities ............................................            99           (777)
                                                                              ---------      ---------
Net cash provided by (used in) investing activities .....................        60,082        (18,518)
Cash flows from financing activities:
  Payments on revolving line of credit for purchased receivables, net ...             0         (8,561)
  Proceeds from issuance of long-term debt ..............................             0          4,091
  Payments on long-term debt ............................................          (505)          (568)
  Payments on capital leases ............................................          (368)          (674)
  Proceeds from issuance of common stock ................................         6,735          5,137
                                                                              ---------      ---------
Net cash provided by (used in) financing activities .....................         5,862           (575)
                                                                              ---------      ---------
Net increase (decrease) in cash and cash equivalents ....................        86,258         (7,528)
Cash and cash equivalents, beginning of period ..........................        41,444         34,135
                                                                              ---------      ---------
Cash and cash equivalents, end of period ................................     $ 127,702      $  26,607
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

NOTE 2.  STATEMENTS OF CASH FLOWS

         Cash payments and non-cash activities during the periods indicated were as follows:

                                                                                     NINE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   ---------------------
                                                                                     1998         1997
                                                                                   --------    ---------
                                                                                       (IN THOUSANDS)
         Cash payments for income taxes........................................... $  9,364    $   8,913
         Cash payments for interest...............................................      227        1,178
         Non-cash investing and financing activities:
              Assets acquired in connection with acquisition......................        0       20,512
              Liabilities assumed in connection with acquisition..................        0        2,596
              Common stock issued in connection with acquisition..................        0        9,466
              Treasury stock acquired in connection with warrant exercises........        0          578
              Tax benefit recognized in connection with stock option exercises....    7,607        4,606

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  EARNINGS PER SHARE

         Earnings per share for all periods have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period. The effects of potentially dilutive securities are excluded in periods in which a loss is reported because their inclusion would be antidilutive. The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income.


                                                 FOR THE QUARTER ENDED JUNE 30, 1998
                                               ---------------------------------------
                                                 INCOME         SHARES       PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               -----------   -------------   ---------
BASIC EPS
Net income available to common stockholders     $6,901,000     33,688,000     $   0.20
                                                                              ========

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Stock options                                                   1,463,000
                                                               ----------
DILUTED EPS
Net income available to common stockholders
     including assumed conversions              $6,901,000     35,151,000     $   0.20
                                                ==========     ==========     ========


                                                 FOR THE QUARTER ENDED JUNE 30, 1997
                                               ---------------------------------------
                                                  LOSS          SHARES       PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                              ------------   -------------   ---------
BASIC EPS
Net loss available to common stockholders     $(12,622,000)     31,144,000   $   (0.41)
                                                                             =========

DILUTED EPS

Net loss available to common stockholders     $(12,622,000)     31,144,000   $   (0.41)
                                                                             =========

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                 FOR THE NINE MONTHS ENDED JUNE 30, 1998
                                                -----------------------------------------
                                                  INCOME           SHARES       PER SHARE
                                                (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                -----------     -------------   ---------
BASIC EPS
Net income available to common stockholders     $21,122,000      33,140,000     $   0.64
                                                                                ========

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                             87,000
Stock options                                                     1,754,000
                                                                 ----------

DILUTED EPS
Net income available to common stockholders
     including assumed conversions              $21,122,000      34,981,000     $   0.60
                                                ===========     ===========     ========


                                                 FOR THE NINE MONTHS ENDED JUNE 30, 1997
                                                -----------------------------------------
                                                   LOSS            SHARES       PER SHARE
                                                (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                -----------     -------------   ---------
BASIC EPS
Net loss available to common stockholders       $(2,554,000)     30,614,000     $   (0.08)
                                                                                =========

DILUTED EPS

Net loss available to common stockholders       $(2,554,000)     30,614,000     $   (0.08)
                                                ===========     ===========     =========

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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5. RELATED PARTY TRANSACTIONS

         The Company and USLD shared a common individual on their respective boards of directors through June 2, 1997. Therefore, USLD was considered a related party for purposes of financial disclosure through that date. The Company provides billing and information management services for USLD and purchases telecommunications services from USLD. Transactions under the agreements for these services have been reflected in the accompanying consolidated financial statements at market prices. Related party transactions between the Company and USLD are summarized as follows:

                                                           NINE MONTHS ENDED
                                                             JUNE 30, 1997
                                                           -----------------
                                                             (IN THOUSANDS)
         Sales to USLD................................         $   3,166
         Purchases from USLD..........................             1,705

         The Company leases a jet airplane from a company associated with an officer/director of the Company. Under the terms of the lease agreement, the Company is obligated to pay annual minimum fees of $500,000 over the five years ending March 31, 2003 for such charter services. During the quarter ended June 30, 1998, the Company paid approximately $112,000 in fees related to this agreement.

         From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the nine months ended June 30, 1998 was $250,000. The Company had a $250,000 note receivable bearing interest at 7.0% from a certain officer of the Company at June 30, 1998.

NOTE 6. NEW ACCOUNTING STANDARDS

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and is to be applied prospectively. In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." SOP 98-4 defers for one year the application of certain provisions of SOP 97-2. Management of the Company does not anticipate the adoption of SOP 97-2 and SOP 98-4 will have a material impact on the Company's financial position or results of operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the quarters and nine months ended June 30, 1998 and 1997. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1997. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended June 30.

RESULTS OF OPERATIONS

         The following table presents certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues:

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                     -------------------       -------------------
                                                      1998         1997         1998         1997
                                                     ------       ------       ------       ------
Operating revenues .............................      100.0%       100.0%       100.0%       100.0%
Cost of revenues ...............................       62.7         62.4         61.4         62.9
                                                     ------       ------       ------       ------
Gross profit ...................................       37.3         37.6         38.6         37.1
Selling, general and administrative expenses ...       12.6         11.3         12.4         10.9
Research and development .......................        1.4          1.0          1.2          0.4
Advance funding program income .................       (5.0)        (6.1)        (5.3)        (6.3)
Advance funding program expense ................        0.1          0.5          0.1          0.7
Depreciation and amortization expense ..........        4.1          3.4          4.0          2.8
Special charges ................................        0.0         66.6          0.0         24.4
                                                     ------       ------       ------       ------
Income (loss) from operations ..................       24.2        (39.0)        26.3          4.1
Other income, net ..............................        3.6          0.4          2.4          0.4
                                                     ------       ------       ------       ------
Income (loss) before income taxes ..............       27.8        (38.7)        28.7          4.5
Income tax expense .............................      (10.7)        (0.9)       (11.0)        (7.4)
                                                     ------       ------       ------       ------
Net income (loss) ..............................       17.1%       (39.6)%       17.7%        (2.9)%
                                                     ======       ======       ======       ======

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

         Total revenues for the quarter ended June 30, 1998 were $40.4 million, an increase of 26.7% from $31.9 million for the comparable prior year quarter. During the first nine months of 1998, total revenues increased 37.4% to $119.7 million from $87.1 million during the comparable period of 1997. LEC billing services revenues increased 16.0% to $36.2 million in the third quarter of 1998, from $31.2 million in the third quarter of 1997. For the first nine months of 1998, LEC billing services increased 27.0% to $109.8 million from $86.4 million in the first nine months of 1997. The remaining increase in revenues from the prior year periods was attributable to billing systems sales and related services. The LEC billing services revenue increases are attributable primarily to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Direct dial long distance billing services revenues have exceeded prior period revenues on a quarterly basis since the inception of this business in 1993. Despite the overall increase in LEC billing services revenue from prior periods, the percentage increase was lower than originally anticipated. Due to the "slamming and cramming" issues that have occurred in the long distance industry, certain LECs established various temporary moratoriums during the third quarter of 1998 that affected the ability of certain of the Company's customers to market certain services. Consequently, the number of call records processed for billing was below earlier expectations for this quarter. Management believes that these actions by certain LECs have permanently eliminated certain types of call records from the LEC billing market and that the Company has permanently lost a portion of its recurring revenue due to this activity. Telephone call record volumes were as follows:

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------     -----------------
                                                     1998        1997       1998       1997
                                                    ------      ------     ------     ------
                                                       (IN MILLIONS)         (IN MILLIONS)
         Direct dial long distance services ...      142.9       131.3      467.8      372.7
         Operator services ....................       32.8        34.8      106.7       92.8
         Enhanced billing services ............        2.6         3.1        9.0        6.8
         Billing management services ..........       68.6        80.8      252.3      252.4

         Although billing management records decreased significantly from the prior quarter, the impact on revenues was minimal because revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Company's other customers.

Cost of Revenues

         Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts on to its customers. Cost of revenues also includes the cost of computer hardware and software sold and the salaries and benefits of software development, technical, service bureau and professional service personnel who generate revenue from hourly billings.

         The gross profit margin of 37.3% for the third quarter of 1998 decreased from 37.6% reported in the prior year quarter. The gross profit margin improved to 38.6% for the nine months ended June 30, 1998 from 37.1% achieved in the comparable prior year period. The decrease from the prior year quarter is primarily due to an increase in customer service costs partially offset by the increase in sales from the systems business. The additional sales of billing systems and related services revenues in 1998 served to improve gross margin due to the higher margins associated with systems sales.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the third quarter of 1998 and 1997 were $5.1 million and $3.6 million, representing 12.6% and 11.3% of revenues, respectively. SG&A expenses for the first nine months of 1998 increased to $14.9 million, or 12.4% of revenues, from $9.5 million, or 10.9% of revenues, in the comparable period of 1997. The higher SG&A expenses were primarily due to the growth of the management infrastructure and technical staff of BCS, which was acquired during the third quarter of 1997.

Research and Development

         Research and development expenses are comprised primarily of the salaries and benefits of the employees involved in software development and related expenses. During the third quarter of 1997, the Company acquired a software development company that was actively involved in ongoing research and development efforts associated with creating new and enhanced products related to its convergent billing software platform. In the fourth quarter of 1997, the Company also commenced internally funded research and development activities with respect to efforts to offer "invoice ready" billing services. Consequently, research and development expenses were $572,000 in the third quarter of 1998 and $1.4 million for the first nine months of 1998 compared to $306,000 for the quarter and nine months ended June 30, 1997. The Company intends to continue its research and development efforts in the future and anticipates spending a total of approximately $2 million during 1998 for such expenses.

Advance Funding Program Income and Expense

         Advance funding program income was $2.0 million for the third quarter of both 1998 and 1997 and increased to $6.4 million for the first nine months of 1998 from $5.4 million for the first nine months of 1997. The increase from the prior nine-month period was primarily the result of financing a higher level of customer receivables under the Company's advance funding program. The quarterly average balance of purchased receivables was $87.6 million and $74.5 million for the nine months ended June 30, 1998 and 1997, respectively. Advance funding program expense decreased to $31,000 for the third quarter of 1998 from $163,000 for the third quarter of 1997. Advance funding program expense for the first nine months of 1998 decreased to $94,000 from $652,000 in the comparable period of 1997. In addition to declining from period to period, advance funding program expense declined relative to advance funding program income due to the use of internally generated funds for the financing of all purchased receivables during the first nine months of 1998. The expense recognized during 1998 represents unused credit facility fees and is the minimum expense that the Company could have incurred during this period.

Depreciation and Amortization

         Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Asset lives range between three and fifteen years.

         Depreciation and amortization expense was $1.7 million in the third quarter of 1998 compared with $1.1 million in the third quarter of 1997. Depreciation and amortization expense as a percentage of revenues was 4.1% and 3.4% in the third quarter of 1998 and 1997, respectively. For the first nine months of 1998, depreciation and amortization expense was $4.7 million, or 4.0% of revenues, compared to $2.4 million, or 2.8% of revenues, for the first nine months of 1997. The increase in depreciation and amortization expense as a percentage of revenues from the prior year periods is attributable to increased capital expenditures made to provide the infrastructure needed to support the growth of the Company's wholly owned subsidiary, BCS, and the continued expansion of the Company's business.

Income (Loss) from Operations

         Income from operations in the third quarter of 1998 was $9.8 million compared to a loss from operations of $12.5 million in the third quarter of 1997. Income from operations in the first nine months of 1998 increased to $31.5 million from $3.6 million in the first nine months of 1997. Income from operations increased primarily due to special charges of $21.3 million in the third quarter of 1997. The $21.3 million charge represented in-process research and development costs of $13.0 million acquired in connection with the acquisition of a software development company and $8.3 million of accumulated costs associated with the development of a direct billing system for a service bureau operation. The Company abandoned this development during the third quarter of 1997. Income from operations in the third quarter and first nine months of 1997, exclusive of the special charges, would have been $8.8 million and $24.9 million, respectively.

         The Company's effective tax rate decreased to 38.5% in the first nine months of 1998, from 165.3% in the first nine months of 1997, due to certain deductions taken for financial reporting purposes in 1997 which are not deductible for federal income tax purposes. The decrease in the effective rate is primarily due to nondeductible research and development costs and amortization expenses related to the acquisition of a software development company during the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance increased to $127.7 million at June 30, 1998 from $41.4 million at September 30, 1997. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its customers. The Company's working capital position and current ratio increased to $62.7 million and 1.3:1 at June 30, 1998, from $27.6 million and 1.2:1 at September 30, 1997, respectively. This improvement in working capital is due in part to $6.5 million in cash received and a tax benefit of $7.6 million recognized by the Company in connection with stock options and warrants exercised during the nine months ended June 30, 1998. The Company also received $200,000 in cash from the issuance of common stock under the Company's Employee Stock Purchase Plan during this period. Net cash provided by operating activities was $20.3 million and $11.6 million in the first nine months of 1998 and 1997, respectively, and reflected the increase in net income from the prior year period.

         The Company has a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on December 20, 1999. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. No amounts were borrowed by the Company under its credit facility to finance the advance funding program at either June 30, 1998 or September 30, 1997. At June 30, 1998, the amount available under the Company's receivable financing facility was $50.0 million.

Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company obtained a waiver from a certain lender consenting to the distribution of a one-for-one common stock dividend to stockholders on January 30, 1998. The Company was in compliance with all required covenants at June 30, 1998.

         Capital expenditures amounted to approximately $5.9 million in the first nine months of 1998 and related primarily to purchases of computer equipment and software. The Company anticipates spending approximately $3 million over the next three months, including expenditures for local telephone company agreements that will enable it to offer "invoice ready" billing services. The Company believes that it will be able to fund capital expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

         On January 9, 1998, the Company announced that its Board of Directors declared a one-for-one common stock dividend. The dividend was distributed on January 30, 1998 to stockholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital. The Company also amended its Certificate of Incorporation on February 27, 1998, changing the name of the Company to Billing Concepts Corp. and increasing the number of shares of the Company's authorized common stock to 75,000,000 from 60,000,000. These amendments were approved by vote of the Company's stockholders at the Annual Meeting of Stockholders held on February 26, 1998.

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

         The Company continually evaluates business opportunities, including potential acquisitions. The success of the Company's acquisition activities depends, among other things, on the availability of acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. While the Company has, from time to time, had discussions with other companies, it has no agreements or pending negotiations with respect to any acquisition at the date of this report. As consideration for any acquisitions, the Company may issue common stock, preferred stock, convertible debt or other securities, in addition to or in lieu of the payment of cash, that could result in dilution of the percentage ownership of public stockholders.

YEAR 2000 CONTINGENCY

         The operation of the Company's business is highly dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services, third-party billing clearinghouse services (including the advance funding program), direct billing services and financial reporting, as well as in various administrative functions. In providing information management, third-party billing clearinghouse and direct billing services, the Company processes telephone call records which are date-sensitive. The Company also develops, sells and supports sophisticated billing systems and software (the "Billing Systems") which must be able to process date-dependent data correctly. Certain of the Billing Systems sold by the Company have been warranted to process information related to or including dates that are prior to, on or after January 1, 2000.

         The Company has been evaluating its Programs and Systems to identify potential Year 2000 readiness problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate Year 2000 compliance and conversion. The Year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date-sensitive information for the Year 2000 and beyond. Unless modified prior to December 31, 1999, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company expects to attain Year 2000 readiness and complete appropriate testing of its modifications and replacements by October 1998 with respect to its Billing Systems and by April 1999 with respect to the remainder of its Programs and Systems. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by Company personnel.

         The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Company. However, because the Company's business relies on processing date-sensitive telephone call records supplied by third parties, it is possible that non-compliant third-party computer systems may not be able to provide accurate data for processing through the Company's computer systems. The Company's business, financial condition and results of operations could be materially adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address this issue.

         Management of the Company currently anticipates that the total expenses and capital expenditures associated with its Year 2000 readiness project, including costs associated with modifying the Programs and Systems and the cost of purchasing or leasing certain hardware and software, will be approximately $2.1 million. As of June 30, 1998, the Company has spent approximately $1.5 million on capital expenditures for related hardware and software and incurred and expensed approximately $210,000 in personnel and other costs related to the Year 2000 readiness process. The Company anticipates incurring an additional $340,000 in personnel and other costs, which will be expensed as incurred. The cost of Year 2000 readiness and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate.

         In the event the Company's plan to address the Year 2000 problem is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. Problems encountered by the Company's vendors, customers and other third parties also may have a material adverse effect on the Company's financial condition and results of operations.

         In the event the Company determines, following the Year 2000 date change, that its Programs and Systems are not Year 2000 ready, the Company will be unable to process date-sensitive telephone call records and thus be unable to provide most of its revenue-producing services, which will have a material adverse effect on the Company's financial condition and results of operations. The Company will also likely experience considerable delays in compiling information required for financial reporting and performing various administrative functions. In addition, in the event the Company's Billing Systems are not Year 2000 ready, the Company will be required to devote more monetary and other resources to achieving such readiness, which could have a material adverse effect on the Company's financial condition and results of operations.

         The Company is currently developing a contingency plan for implementation in the event its Programs and Systems are not Year 2000 ready prior to December 31, 1999. Such contingency plan will be modeled upon the Company's Disaster Recovery Plan. The Disaster Recovery Plan outlines a strategy for reduced continued operations following a natural disaster which damages the Company's operations center in San Antonio, Texas.

                            PART II OTHER INFORMATION

ITEM 5.  DEADLINE FOR SUBMISSION OF STOCKHOLDER PROPOSALS

         The deadline for submission of stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 1999 annual meeting of stockholders is September 30, 1998. After December 14, 1998, notice to the Company of a stockholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the person named in proxies solicited by the Board of Directors of the Company for its 1999 Annual meeting of Stockholders may exercise discretionary authority voting power with respect to any such proposal as to which the Company does not receive timely notice.

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

              EXHIBIT
              NUMBER        DESCRIPTION

                27.1         Financial Data Schedule (filed herewith)

         (b)  Current Reports on Form 8-K:

              None.

ITEMS 1, 2, 3, AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BILLING CONCEPTS CORP.
                                                  (Registrant)

Date: August 10, 1998      By:               /s/ KELLY E. SIMMONS
                               -------------------------------------------------
                                                Kelly E. Simmons
                                             Senior Vice President
                                            Chief Financial Officer
                               (Duly authorized and principal financial officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER        DESCRIPTION
------        -----------
  27.1        Financial Data Schedule (filed herewith)