Form 10-K
period 1998-09-30
BILLING CONCEPTS CORP
filed 1998-12-24
CIK 1013706

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                                For the Fiscal Year Ended September 30, 1998
                                       OR
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                                For the Transition Period from      to

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

                                   -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant as of December 11, 1998 was approximately $460,155,160. There were 34,404,124 shares of the Registrant's Common Stock outstanding as of December 11, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on February 25, 1999, are incorporated by reference in Part III hereof.
================================================================================

                             BILLING CONCEPTS CORP.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

 ITEM                                                                                                                     PAGE
NUMBER                                                                                                                   NUMBER
------                                                                                                                   ------
  -     Index........................................................................................................        2
 PART I
  1.    Business.....................................................................................................        3
  2.    Properties...................................................................................................       13
  3.    Legal Proceedings............................................................................................       13
  4.    Submission of Matters to a Vote of Security Holders..........................................................       13

PART II
  5.    Market for the Company's Common Equity and Related Stockholder Matters.......................................       14
  6.    Selected Financial Data......................................................................................       15
  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................       17
  8.    Financial Statements and Supplementary Data..................................................................       26
  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................       48

PART III
  10.   Directors and Executive Officers of the Company..............................................................       49
  11.   Executive Compensation.......................................................................................       49
  12.   Security Ownership of Certain Beneficial Owners and Management...............................................       49
  13.   Certain Relationships and Related Transactions...............................................................       49

PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................       50

        Signatures...................................................................................................       53

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

GENERAL

         Billing Concepts Corp. (the "Company" or "BCC," formerly known as Billing Information Concepts Corp. or "BIC") is a billing services provider to the communications industry. BCC provides third-party billing clearinghouse and information management services and develops, sells and supports sophisticated billing and customer care software applications. BCC's customers include direct dial long distance telephone companies, operator services providers, information providers, telecommunications providers, competitive local exchange companies, Internet service providers, data services providers and integrated communications services providers.

         The Company maintains contractual billing arrangements with over 1,300 local telephone companies that provide access lines to, and collect for services from, end users of telecommunication services. The Company processes telephone call records and other transactions and collects the related end-user charges from these local telephone companies on behalf of its customers. This process is known within the industry as "Local Exchange Carrier billing" or "LEC billing."

         BCC's direct dial long distance customers use the Company as a billing clearinghouse for processing and collecting call records generated by their end users. Although such carriers can bill end users directly, BCC provides these carriers with a cost-effective means of billing and collecting residential and small commercial accounts through the local telephone companies.

         The Company also processes telephone call records for customers providing operator services largely to the hospitality, penal and private pay telephone industries. In addition, BCC processes records for telephone calls that require operator assistance and/or alternative billing options such as collect and person-to-person calls, third-party billing and calling card billing. Since operator services providers have only the billing number and not the name or address of the billed party, they must have access to the services of the local telephone companies to collect their charges. The Company provides this access to its customers through its contractual billing arrangements with the local telephone companies that bill and collect on behalf of these operator services providers.

         BCC acts as an aggregator of telephone call records and other transactions from various sources and due to its large volume, it receives discounted billing costs with the local telephone companies and can pass on these discounts to its customers. Additionally, BCC can provide its services to those long distance carriers and operator services providers who would otherwise not be able to make the investments in billing and collection agreements with the local telephone companies, fees, systems, infrastructure and volume commitments required to establish and maintain the necessary relationships with the local telephone companies. The Company is obligated to pay certain local telephone companies a total of approximately $5.7 million, $4.2 million, $4.1 million, $4.1 million, $4.0 million, and $7.1 million during fiscal 1999, 2000, 2001, 2002, 2003 and thereafter, respectively, for minimum usage charges under billing and collection agreements, that, unless automatically renewed, expire at varying dates through the end of fiscal 2005. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. The

Company has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

         In 1994, BCC began providing enhanced billing services for processing transactions related to providers of premium services or products that can be billed through the local telephone companies, such as charges for 900 access pay-per-call transactions, cellular long distance services, paging services, voice mail services, Internet access, Caller ID and other non-regulated telecommunications equipment charges.

         In addition to its full-service LEC billing product, BCC also offers billing management services to customers who have their own billing arrangements with the local telephone companies. These management services may include data processing, accounting, end-user customer service and telecommunication tax processing and reporting.

         The Company offers software applications that support customer management and billing of a communication company's customers. The software applications offered by the Company provide the capability to combine many communications products in a single convergent customer bill. These products include local telephone service, long distance service, data services, wireless services, paging services, cable television services, Internet services, and utilities. The software applications can be configured to meet a company's unique business rules and product set. BCC offers the software applications to companies through licensing agreements and outsourcing arrangements. BCC has professional services and facilities management organizations that provide consulting, development and systems operations services centered around the communications industry and its software products. BCC also sells hardware and provides custom software development and other related services.

The Company entered the software market in June 1997 as a result of the acquisition of Computer Resources Management, Inc. ("CRM"). CRM had developed and sold billing applications to the long distance and convergent services markets. Additionally, in October 1998, the Company acquired Expansion Systems Corp. ("ESC") and integrated it into BCC. ESC has developed a customer care and billing application for Internet Service Providers ("ISP") that automates the registration of new Internet subscribers and creates bills for customers' services. In September 1998, BCC acquired a 22% ownership position in Princeton TeleCom Corporation ("PTC"), which provides Internet-based bill publishing and automated payment using secure Internet transactions or integrated voice response accessed by toll-free numbers. Through these actions, BCC has expanded its potential markets to include companies focused on Internet technology and services. In December 1998, the Company completed the merger of Communications Software Consultants, Inc. ("CommSoft"). CommSoft is an international software development and consulting firm specializing in the telecommunications industry. By merging with Commsoft, BCC has taken another step toward making the Company the most comprehensive provider of customer care and billing solutions to the communications industry.

INDUSTRY BACKGROUND

         Billing clearinghouse and information management services, or LEC billing, in the telecommunications industry developed out of the 1984 breakup of American Telephone & Telegraph ("AT&T") and the Bell System. In connection with the breakup, the local telephone companies that make up the Regional Bell Operating Companies ("RBOCs"), Southern New England Telephone, Cincinnati Bell and the General Telephone Operating Companies ("GTE") were required to provide billing and collections on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI Telecommunications Corporation ("MCI") and Sprint Incorporated ("Sprint"), could afford the option of billing directly through the local telephone companies. Several companies, including BCC, entered into these billing and collection agreements and became aggregators of telephone call records for operator services providers and second and third tier long distance carriers, thereby becoming "third-party clearinghouses."

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

         Third-party clearinghouses such as BCC process these telephone call records and other transactions and submit them to the local telephone companies for inclusion in their monthly bills to end users. As the local telephone companies collect payments from end users, they remit them to the third-party clearinghouses that, in turn, remit payments to their carrier customers.

         Before the 1984 breakup of AT&T and the Bell companies, all telecommunications billing was accomplished by direct billing end users. Direct billing entails the rating and formatting of call records, printing of bill pages and mailing the bill to end users. This process can be controlled completely by the telecommunications services provider, or portions of this process can be outsourced to third-party vendors. In either case, the end user receives an individual bill directly from the service provider. As the number of telecommunications service providers grew since 1984, the need for individual and customized billing systems grew as well.

         Over the past several years, new services such as PCS and Internet have added to the demand for customer care and billing systems. Many of these services are being offered by companies who already offer other communications services and who desire to combine them onto a single customer account which is known in the industry as convergent billing. This demand for convergent billing has driven growth in spending by communications companies on customer care and billing solutions to replace aging legacy systems. The Telecommunications Reform Act of 1996 has opened new opportunities in the communications market for new entrants and for existing companies to expand their services. As the provisions of the Act are implemented, traditional segmentation of the communications market is becoming blurred. Competitive Local Exchange Carriers ("CLECs") are rushing to offer service in most metropolitan areas. Large Integrated Communications Providers are building and acquiring network facilities to offer bundled products to commercial and residential customers, and the industry's incumbent companies are re-deploying resources to non-regulated business opportunities. All of this industry activity has accelerated the demand for customer care and billing solutions.

DEVELOPMENT OF BUSINESS

         On August 2, 1996, U.S. Long Distance Corp. ("USLD") distributed to its stockholders all of the outstanding shares of common stock of the Company (the "Distribution"), which, prior to the Distribution, was a wholly owned subsidiary of USLD. Upon completion of the Distribution, BCC became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business previously operated by USLD through certain of its subsidiaries (the "Billing Group"), including Billing Concepts, Inc., formerly known as Zero Plus Dialing, Inc.

         In 1988, USLD acquired ZPDI and its billing and collection agreements with several local telephone companies. USLD used these billing and collection agreements to bill and collect through the local telephone companies for its own operator services call record transactions. As USLD's operator services business expanded, ZPDI entered into additional billing and collection agreements with other local telephone companies, including the RBOCs, GTE and other independent local telephone companies. The Company recognized the expense and time related to obtaining and administering these billing and collection agreements and began offering its services as a third-party clearinghouse to other operator services businesses who did not have any proprietary agreements with the local telephone companies. In 1992, BCC entered into a new set of billing and collection agreements with the local telephone companies and began offering LEC billing services to direct dial long distance services providers. The Company has billing and collection agreements covering over 1,300 local telephone companies with access lines into approximately 95% of the United States, Canada and Puerto Rico.

         A key factor in the evolution of the Company's business has been the ongoing development of its information management systems. In 1990, the Company developed a comprehensive information system capable of processing, tracing and accounting for telephone call record transactions (see "Business - Operations"). Management believes that this proprietary system provides the Company's customers with more detailed information and yields a better collection rate than its competitors. Also in 1990, the Company became the first third-party billing clearinghouse to finance its customers' accounts receivable (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Advance Funding Program and Receivable Funding Facility"). In 1991, USLD separated the day-to-day management and operations of the Company from its long distance and operator services businesses (the "Telecommunications Group"). The purpose of this separation was to satisfy some of the Company's customers who were also competitors of USLD's long distance and operator services businesses. These customers had two main concerns: (i) that USLD's long distance and operator services businesses could gain knowledge of its competitors through call records processed by BCC and (ii) that BCC was somehow subsidizing USLD's long distance and operator services businesses with which these customers compete. Subsequent to the separation, the Billing Group and the Telecommunications Group operated independently, except for certain corporate activities conducted by USLD's corporate staff.

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

         With the expansion into the software development business in 1997, the Company expanded its product offerings to include customer care and billing solutions and entered additional markets not previously served. Modular Business Applications ("MBA"), the Company's software application suite, provides communications companies the capability to support their mission critical business processes. MBA is a collection of software modules comprising a customer management module and specific product rating modules that can be combined to support a company's specific mix of products. MBA bills for local, long distance, data, private line, Internet, wireless, paging, cable television and utilities. MBA allows companies to view a customer and all of the services they may purchase as a single relationship. Companies who use MBA can develop combinations of products and services that can be uniquely priced (or discounted) to reflect a customer's specific needs. MBA also provides the capability to manage the complicated organizational reporting requirements of larger commercial customers with many levels.

         With the acquisition of ESC, BCC added TotalBill(R) to its product suite. TotalBill provides customer acquisition, customer management, and billing for ISP. TotalBill integrates with the ISP network to provide new subscriber services, track services, and maintain accounts. TotalBill is highly scalable and cost effective for the rapidly growing ISP segment. TotalBill is resold by network equipment vendors as part of turnkey solutions to ISP's. A companion product, InstantReg, gives ISP's the ability to distribute an automated subscription application to prospects which leads new subscribers through the registration process and automatically sets up new service.

         BCC has had significant success providing solutions to some of the most dynamic companies in the competitive telecommunications marketplace. MBA supports the business processes of some of the largest integrated services providers in the industry and the requirements of new companies entering the industry. Solutions based on MBA are unique in that they can be scaled small enough to meet the requirements of new businesses looking to grow quickly while they can grow to support the largest organizations without costly replacement and conversions. Through experience with these organizations, BCC has emerged as a company known for its ability to effectively implement its solutions quickly with the ability to provide the resources and support required to successfully complete projects.

         Overall, the software operations have added significant capability to the organization and developed infrastructure to support growth and expansion of the business. In 1998, BCC focused attention on its professional services resources, growing this staff significantly to support current and new customers. This organization provides consulting, application development, training, call center services and back office services to customers in the communications industry. The organization has entered into a number of long term arrangements to provide outsourced services and consulting services to MBA customers since its creation in 1997.

         In 1998, an aggressive marketing program was started to increase industry awareness and understanding of its capabilities and vision. As a means of highlighting the Company's expanded capabilities, a new corporate image was created including logo, advertising, and collateral materials. Introduction to the industry began in November 1998. A program to insure high visibility and contact with the industry is in place and is supported by advertising, public relations, and participation in key industry events. BCC added significant direct sales resources to the organization with the addition of industry experienced and knowledgeable individuals and strategic relationships with other vendors serving the industry. BCC will continue to pursue key marketing relationships with companies providing complementary products and services.

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

LEC BILLING PROCESS

         LEC billing refers to billing for transactions that are included in the monthly local telephone bill of the end user as opposed to a direct bill that the end user would receive directly from the telecommunications or other services provider. The Company's customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data is submitted either electronically or via magnetic tape. BCC, through its proprietary software, processes the telephone call record data to determine the validity of each record and to include for each record certain telecommunication taxes and applicable customer identification information and sets up an account receivable for each batch of call records processed. The Company then submits, through a third-party vendor, the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. BCC monitors and tracks each account receivable by customer and by batch throughout the billing and collection process. The local telephone companies then include these telephone call records and other transactions in their monthly local telephone bills and remit the collected funds to the Company for payment to its customers. The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are "trued up" with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 40 to 90 day period. The payment cycle from the time call records are transmitted to the local telephone companies to the initial receipt of funds by the Company is, on average, approximately 55 days. Approximately 90% of the value of the call records is received in the initial payments by the local telephone companies.

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

         The Company processes the tax records associated with each customer's submitted telephone call records and other transactions and files certain federal excise and state and local telecommunications-related tax returns covering such records and transactions on behalf of many of its customers. The Company currently submits more than 2,900 tax returns on behalf of its customers each month.

         BCC provides end-user inquiry and investigation (customer service) for billed telephone call records. This service allows end users to inquire regarding calls for which they were billed. The Company's customer service telephone number is included in the local telephone company bill to the end user, and the Company's customer service representatives are authorized to resolve end-user disputes regarding such calls.

         BCC earns its revenues based on (i) a processing fee that is assessed to customers either as a fee charged for each telephone call record or other transaction processed or as percentage of the customer's revenue that is submitted by the Company to the local telephone companies for billing and collection and (ii) a customer service inquiry fee that is assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end users. Any charges assessed to the Company by local telephone companies for billing and collection services are also included in revenues and are passed through to the customer.

         Through its advance funding program, BCC offers its customers the option to receive, within five days of the customer's submission of records to BCC, a significant portion of the revenue associated with such records. The customer pays interest for the period of time between the purchase of records by the Company and the time the local telephone company submits payment to BCC for the subject records. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Advance Funding Program and Receivable Financing Facility."

DIRECT BILLING SOLUTIONS

         In the competitive communications marketplace today, companies increasingly realize the value of a direct customer relationship as a means of growing its revenues. Many companies who have relied on LEC billing are looking to implement solutions that will give them the option to bill customers themselves. Companies who have systems which bill customers are looking to replace them with solutions that provide sophisticated capabilities such as convergent billing and product bundling. The Company provides direct billing solutions through its systems operations built around MBA and TotalBill.

         MBA supports the key business processes required to manage and bill customers. MBA allows a company to define products and prices, enter new customer orders, track order status, turn on new services, maintain customer information, create charges for services provided, calculate discounts or special prices, generate a bill for services, track and update accounts receivable, collect payments and allocate revenues. The application has rating modules for different network services offered by communications providers. These modules accept records of events from the various networks, translate these events into billable items, apply the appropriate rate to the event, and store them for use in creating bills. The application can integrate seamlessly with financial applications and network applications. MBA can be configured to support a wide range of unique business rules using options and tables that exist in the application without the need for software customization.

         MBA and TotalBill can be delivered to customers in a number of ways. BCC offers various outsourcing and facilities management options that allow providers to take advantage of BCC facilities and resources. In these situations, the provider would pay a right-to-use fee for access to the software, and pay for other services on an as-used basis. These arrangements can include full systems hosting and operations with back office services or any subset of services. Both applications also may be available to be delivered to customers to use in their own premises by licensing the applications. Customers purchase a license that entitles them to use of the application in a defined enterprise, and they acquire their own hardware and operations resources. In most situations, BCC provides additional services for the implementation, conversion and training required that make the application operational from its professional services staff. Outside resources are not required. If a customer desires some unique enhancements added to the application, BCC professional services staff provides the services at an additional fee. MBA can be implemented in as little as 60 to 90 days using the proprietary tools and templates developed for the industry.

         In December 1998, the Company completed the merger of Communications Software Consultants, Inc. ("CommSoft"). CommSoft provides convergent billing solutions and has a customer base of over 75 wireless companies and local exchange carriers. CommSoft's flagship product, CommVergenceTM, is an account number based, table-driven suite of software applications that facilitates the administration of every aspect of a company's business operations from application to service order, to billing, and to collections. It is a suite of business operation software for telephone, long distance, paging, cellular and PCS services. More specifically, the core modules of the CommVergence product include Subscriber Management and Billing, Rating and Call Plans, Customer Care, and Telephone Plant Inventory Systems. In addition to the CommVergence product, CommSoft offers Carrier Access Billing, Full Function Accounting and complete Inventory Management. Both Commsoft and BCC use the IBM AS/400 platform and its DB2 database for their core products, which makes the integration of the respective software systems a tight, intuitive fit for a best-of-breed suite. CommSoft's 14 plus years of success with local and wireless telephone companies, coupled with BCC's 10 plus years of success, primarily with long distance companies and CLECs, is a complementary match of experience. By combining Commsoft's menu of products with those of BCC, the Company will have a broader depth of telecom knowledge to offer its customers.

         The BCC systems operation earns its revenues from license fees, right-to-use fees, maintenance fees, professional services fees, and facilities management fees. License fees and right-to-use fees are based on the modules licensed and the number of customers supported by the application. Maintenance fees are a percentage of the total license fees. Professional services fees include time and materials charges and facilities management fees.

OPERATIONS

     The Company's LEC billing services are highly automated through the Company's proprietary computer software and state-of-the-art data transmission protocols. Except for the end-user inquiry and investigation service (customer service), the staff required to provide the Company's LEC billing services is largely administrative and the number of employees is not directly volume sensitive. Many of BCC's customers submit their records to the Company using electronic transmission protocols directly into the Company's electronic bulletin board. These records are automatically accessed by BCC's proprietary software, processed, and submitted to the local telephone companies electronically. Upon completion of the billing process, the Company provides reports relating to billable records and returns any unbillable records to its customers electronically through the bulletin board.

         The Company operates two independent computer systems to ensure continual, uninterrupted processing of LEC billing services. One system is dedicated to daily processing activities, and the other serves as a back-up to the primary system and provides storage for up to 12 months of billing detail, which is immediately accessible to BCC's customer service representatives who handle billing inquiries. Detail of records older than 12 months is stored on CD ROM and magnetic tape for at least seven years. Since timely submission of call records to the local telephone companies is critical to prompt collections and high collection rates, BCC has made a significant investment in computer systems so that its customers' call records are processed and submitted to the local telephone companies in a timely manner, generally within 24 hours of receipt by BCC.

         The Company's contracts with its customers provide for the LEC billing services required by the customer, specifying, among other things, the services to be provided and the cost and term of the services. Once the customer executes an agreement, BCC updates tables within each of the local telephone companies' billing systems to control the type of records processed, the products or services allowed by the local telephone companies, and the printing of the customer's name on the end user's monthly bill. While these local telephone company tables are being updated, the Company's technical support staff tests the customer's records through its proprietary software to ensure that the records can be transmitted to the local telephone companies.

         The Company offers software licensing, software customization, computer equipment sales and direct billing outsourcing services. BCC has developed, and continues to enhance, sophisticated software applications known as MBA. BCC is also a reseller of IBM AS/400 hardware, which is used as the hardware platform required to host MBA.

         BCC maintains a relatively small direct sales force of fifteen people and accomplishes most of its marketing efforts through active participation in telecommunications industry trade shows, educational seminars and workshops. The Company advertises to a limited extent in trade journals and other industry publications.

CUSTOMERS

         The Company provides LEC billing services and direct billing systems sales and development to the following categories of telecommunications services providers:

         o Interexchange Carriers or Long Distance Companies: Facilities-based carriers that possess their own telecommunications switching equipment and networks and provide traditional direct dial telecommunications services. Certain long distance companies provide operator assisted services as well as direct dial services. These calls are billed to the end user by the local telephone company in the case of residential and small commercial accounts.

         o Switchless Resellers: Marketing organizations, affinity groups, or even aggregator operations that buy direct dial long distance services in volume at wholesale rates from a facilities based long distance company and sell them back to individual customers at market rates. These calls are billed to the end user by the local telephone company in the case of residential and small commercial accounts.

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

         o Information Providers: Companies that provide various forms of information, entertainment or voice mail services to subscribers. These services are typically billed to the end user by the local telephone company based on a 900 pay-per-call or a monthly recurring service fee.

         o Competitive Local Exchange Carriers ("CLEC"): Carriers that provide local exchange services to subscribers who were previously served exclusively by the incumbent local exchange carrier.

         o Incumbent Local Exchange Carrier ("ILEC"): The existing local telephone company who has previously offered service as a regulated monopoly company.

         o Internet Service Providers ("ISP"): Companies that offer Internet access and Internet-based services.

         o Integrated Communications Providers ("ICP"): Carriers who offer multiple communications services through a combination of owned network facilities and resale of other network facilities. These multiple services are typically bundled and priced as a package of services.

         o Other Customers: Suppliers of various forms of telecommunications equipment and pager and cellular telephone companies.

COMPETITION

         The Company competes with several other billing clearinghouses in servicing the telecommunications industry. Management believes that BCC is the largest participant in the third-party clearinghouse industry in the United States followed by OAN Services, Inc. Competition among the clearinghouses is based on the quality of information reporting, collection history, the speed of collections and the price of services.

         The Company believes that there are several significant challenges that face potential new entrants in the LEC billing industry. The cost to acquire the necessary billing and collection agreements is significant, as is the cost to develop and implement the required systems for processing telephone call records and other transactions. Additionally, most billing and collection agreements require a user to make substantial monthly or annual volume commitments. Given these factors, the average cost of billing and collecting a record could hinder efforts to compete effectively on price until a new entrant could generate sufficient volume. The price charged by most local telephone companies for billing and collection services is based on volume commitments and actual volumes being processed. As a large third-party clearinghouse, BCC enjoys some of the most favorable rates available in the industry and passes the benefits of its buying power on to its customers.

         Since most customers in the billing clearinghouse industry are under contract with BCC or one of its competitors, management believes that the majority of the existing market is already committed for up to three years. In addition, a new entrant must be financially sound and have system integrity because funds collected by the local telephone companies flow through the third-party clearinghouse, which then distributes the cash to the customer whose traffic is being billed. Management believes that the Company enjoys a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

         The market for telecommunications billing systems and services is highly competitive, and the Company expects this competition to increase. The Company competes with both independent providers of billing systems and services and with the internal billing departments of telecommunications service providers. The Company expects that the continued growth of the telecommunications industry and the deregulation of other industries will encourage new competitors to enter the billing market in the future. The growth in total expenditures on customer care and billing solutions is expected to increase at significant rates over the next few years. Companies that offer broad solutions capability have the opportunity to gain significant market share and establish long-term relationships with industry players.

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

         The Company does not currently hold any patents and relies upon a combination of contractual non-disclosure obligations and statutory and common law copyright, trademark and trade secret laws to establish and maintain its proprietary rights to its products. The Company believes that, because of the rapid pace of technological change in the telecommunication and software industries, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to, and distribution of, its proprietary information. Use of the Company's software products is generally restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products.

BUSINESS STRATEGY

         As the potential markets for the Company's convergent billing systems and services continue to develop and the LEC billing market continues to demand increasingly sophisticated billing services, the Company believes that significant opportunities exist to continue the expansion of its business base. The Company's business strategy contains the following key elements:

 MAINTAIN LEADERSHIP POSITION. BCC believes it has developed a leadership position in providing LEC billing services to its customers. These services include managing relations with the local telephone companies, developing automated reporting and cash management tools, providing cost efficient customer service operations and offering cash flow alternatives through its advance payment program. While each of these functions was developed separately over time, the combination of these service offerings has positioned the Company as a total solution for the management of a customer's billing and information management function. Management believes that BCC will maintain and expand its leadership position.

EXPAND CUSTOMER BASE. Management believes that the Company's reputation for high quality services will make it an important resource for providers of services and products other than telecommunications providers, such as utility, energy and cable television companies. Like the Company's existing customers, these services and product providers are likely candidates not only for the core services of billing clearinghouse and information management, but also for back-office services such as customer service and tax reporting. Management believes that the high growth potential of these services providers may present significant potential opportunities for the Company.

INCREASE SALES OF NEW AND ENHANCED SERVICES. The Company believes that certain new or enhanced services it currently offers to the marketplace or contemplates developing present significant opportunities. These include the following:

Market Direct Billing Capability. Management believes that there is substantial demand by its customers and potential customers for direct billing products and services that allow them to bill end users directly for the services they provide. The Company plans to focus its marketing efforts on licensing its state-of-the-art direct billing software to such customers. Since some of these customers do not have or desire to maintain the operational infrastructure or the billing platform necessary to produce bills and send them directly to end users, these customers may also outsource this activity to the Company's in-house service bureau. The Company has targeted as likely candidates for such direct billing products and services the following types of customers: long distance providers serving commercial accounts, cellular services providers, PCS providers, competitive local access providers, cable television companies and utilities. The Company's convergent billing platform has the capability to produce a single convergent bill whereby multiple services and products can be billed directly to the end user under one, unified billing statement. The Company plans to continue developing new billing modules and further enhance its convergent billing platform in 1999 as evidenced by the Company's merger with Commsoft in December 1998. Commsoft's expertise in supplying convergent billing solutions to local and wireless telephone companies complements BCC's experience with providing such services primarily to long distance companies and CLECs.

Pursue New Telecommunications Act Opportunities. Management believes that the Telecommunications Act of 1996 creates new opportunities for third-party clearinghouses. The Telecommunications Act of 1996 requires that the RBOCs use separate subsidiaries to provide services not related to their existing regulated local services. The Company has contracted with two RBOCs to provide long distance billing services and is presently negotiating with several other RBOCs to provide both in-territory and out-of-territory billing for their long distance services. The competition among the local telephone companies created by the Telecommunications Act of 1996 may encourage these companies to use a third-party clearinghouse such as the Company. The Telecommunications Act of 1996 may provide an opportunity for the Company to compete for certain telephone call records originated on pay telephones owned by the local telephone companies. Management believes the Company is the most efficient processor of these types of telephone call records and can succeed in penetrating this potential market as it develops. The Company also expects to utilize its direct billing capabilities to provide existing and potential customers a means of billing and collecting long distance charges from end users subscribing to CLECs. CLECs were not required by the Telecommunications Act of 1996 to provide nondiscriminatory billing and collecting services, and therefore, there are limited means available to customers to collect charges incurred by such end users.

Expand Invoice Ready Capability. The Company has enhanced its systems and entered into additional billing and collection agreements with certain local telephone companies to offer an "invoice ready" billing option to its customers. The Company's invoice ready billing platform enables it to offer a customized bill page for inclusion in the local telephone company bill. Depending on limitations imposed on it by the respective local telephone companies, the Company is able to put a customer's logo, end-user customer service number and a brief marketing message on this bill page. Currently, companies such as AT&T, MCI and Sprint bill in this manner through the local telephone companies. Due to the substantial cost associated with the implementation of an invoice ready platform, it is not economical for many of the Company's customers to develop this capability in-house. Therefore, the Company intends to invest in additional billing and collection agreements that will allow it to offer invoice ready billing to its customers.

EMPLOYEES

         At September 30, 1998, BCC had 730 full-time employees, including 15 executive officers, 15 sales and marketing personnel, 58 technical and operations personnel, 139 accounting, administrative and support personnel, 99 systems personnel and 404 customer service representatives and related support personnel. At September 30, 1998, BCC also employed 15 part-time customer service representatives and support personnel. None of BCC's employees are represented by a union. BCC believes that its employee relations are good.

ITEM 2. PROPERTIES

         At September 30, 1998, BCC occupied approximately 130,000 square feet of space at 7411 John Smith Drive, San Antonio, Texas, which serves as both a customer service facility and the corporate headquarters for the Company. The lease expires in October 2006 and has certain expansion options, renewal options and rights of first refusal. At September 30, 1998, BCC occupied an additional 26,000 square feet for a customer service facility located at 10500 Highway 281, San Antonio, Texas, under a lease that expires in September 2002. The Company has relocated part of its customer service operations to 802 N. Carancahua, Corpus Christi, Texas, where it occupied approximately 29,000 square feet at September 30, 1998. The Company believes that its current facilities are, and its future facilities will be, adequate to meet its current and future needs.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Subsequent to its spin-off from USLD effective August 2, 1996, the Company began trading as an independent public company. The Company's common stock, par value $0.01 per share (the "Common Stock"), is quoted on the Nasdaq National Market under the symbol "BILL." The table below sets forth the high and low bid prices for the Common Stock from October 1, 1996, through December 11, 1998, as reported by the Nasdaq National Market. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                                          HIGH           LOW
                                                                                          ----           ---
Fiscal Year Ended September 30, 1997:
   1st quarter                                                                          $15 7/8        $12 1/8
   2nd quarter                                                                          $16 1/8        $12
   3rd quarter                                                                          $17 7/16       $10 11/16
   4th quarter                                                                          $19 9/16       $16 27/32

Fiscal Year Ending September 30, 1998:
   1st quarter                                                                          $24 11/16      $17 7/8
   2nd quarter                                                                          $30            $22
   3rd quarter                                                                          $29 5/8        $13 1/2
   4th quarter                                                                          $15 3/4        $ 8 5/16

Fiscal Year Ending September 30, 1999:
   1st quarter (through December 11, 1998)                                              $17            $10

STOCKHOLDERS

         At December 11, 1998, there were 34,404,124 shares of Common Stock outstanding, held by 476 holders of record. The last reported sales price of the Common Stock on December 11, 1998, was $133/8per share.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected financial and other data and pro forma per share data for the Company. The income statement data for the years ended September 30, 1998, 1997, 1996, 1995 and 1994, and the balance sheet data at September 30, 1998, 1997, 1996, 1995 and 1994, presented below are derived from the audited Consolidated Financial Statements of the Company. The data presented below for the fiscal years ended September 30, 1998, 1997, and 1996, should be read in conjunction with the Consolidated Financial Statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included in this report.

                                                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                                                           ---------------------------------------------------------
                                                                             1998        1997        1996         1995        1994
                                                                           --------    --------    --------      -------     -------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Operating revenues..................................................       $160,762    $122,836    $103,884      $80,847     $57,746
Gross profit........................................................         61,868      46,174      37,016       29,510      20,158
Advance funding program income......................................          7,919       7,255       6,564        4,582       3,467
Advance funding program expense.....................................            126         688       1,367        1,351       1,858
Special charges.....................................................          2,000      21,252           0            0           0
Income from operations..............................................         39,026      13,439      28,641       22,253      13,392
Net income..........................................................         25,947       3,707      17,852       14,118       8,565

Diluted net income per common share.................................       $   0.74    $   0.11           -            -           -
Pro forma diluted net income per common share (1)...................              -           -    $   0.58      $  0.48     $  0.30
Weighted average common shares outstanding..........................         34,908      32,518           -            -           -
Pro forma weighted average common shares outstanding (1)............              -           -      30,770       29,174      28,138

                                                                                                SEPTEMBER 30,
                                                                                                -------------
                                                                             1998        1997        1996         1995        1994
                                                                            -------     -------     -------      -------     -------
                                                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.....................................................       $ 58,628    $ 27,570    $ 13,530     $ 17,300     $11,132
Total assets........................................................        259,064     167,012     137,782      106,895      89,710
Long-term debt and capital leases, less current portion.............          1,697       2,614       5,036        2,216         853
USLD's investment in and advances to BCC............................              0           0           0       21,121      13,000
Additional paid-in capital (2)......................................         60,039      42,916      19,639            0           0
Retained earnings (3)...............................................         32,344       6,397       2,690            0           0


                                                                                                 SEPTEMBER 30,
                                                                                                 -------------
                                                                              1998        1997        1996         1995        1994
                                                                            -------     -------     -------      -------     -------
                                                                                               (IN THOUSANDS)
OPERATING DATA:
EBITDA (4)..........................................................        $45,520     $17,236     $30,768      $23,469     $14,346
LEC billing call records processed per month (5)(6).................         58,400      60,300      50,100       40,400      25,900

(1) The per share and weighted average common shares outstanding data for the years ended September 30, 1996, 1995, and 1994 is unaudited and presented on a pro forma basis as BCC had no publicly held common shares outstanding prior to its spin-off from USLD on August 2, 1996. The number of weighted average common shares outstanding used in the calculation of the pro forma earnings per share gives effect to the shares assumed to be issued had the spin-off occurred at the beginning of each period presented.
(2) Additional paid-in capital for the years ended September 30, 1997, and 1996 was restated to give effect to the one-for-one common stock dividend that was distributed on January 30, 1998 to stockholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital.
(3) The Company has never declared cash dividends on its Common Stock, nor does it anticipate doing so in the foreseeable future.
(4) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a profitability/cash flow measurement that is commonly used in the telecommunications industry. EBITDA is not a financial measure pursuant to Generally Accepted Accounting Principles ("GAAP"), nor is it acceptable or considered an alternative measure of cash flows from operations under GAAP or funds available for dividends, reinvestments or other discretionary uses. For a presentation of cash flows, including cash flows related to operating activities, investing activities and financing activities, see the Statements of Cash Flows included in the Company's Consolidated Financial Statements.
(5) Calculated based upon a monthly average over the fiscal quarter ended on the date indicated.
(6) Does not include call records that the Company processed for billing management customers that have their own billing and collecting agreements with the local telephone companies. Revenue per record for billing management customers is significantly less than revenue per record for BCC's other customers.

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

GENERAL

         On August 2, 1996, U.S. Long Distance Corp. ("USLD") distributed to its stockholders all of the outstanding shares of common stock of the Company (the "Distribution") which, prior to the Distribution, was a wholly owned subsidiary of USLD. Upon the completion of the Distribution, Billing Concepts Corp. ("BCC") became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business previously owned by USLD (see "Pro Forma Results of Operations" below).

RESULTS OF OPERATIONS

         The following table presents certain items in the Company's Consolidated Statements of Income as a percentage of total revenues:

                                                     YEAR ENDED SEPTEMBER 30,
                                                 --------------------------------
                                                  1998         1997         1996
                                                 ------       ------       ------
Operating revenues ............................   100.0%       100.0%       100.0%
Cost of revenues ..............................    61.5         62.4         64.4
                                                 ------       ------       ------
Gross profit ..................................    38.5         37.6         35.6
Selling, general and administrative expenses       12.5         11.0         11.0
Research and development ......................     1.3          0.6          0.0
Advance funding program income ................    (4.9)        (5.9)        (6.3)
Advance funding program expense ...............     0.1          0.6          1.3
Depreciation and amortization expense .........     4.0          3.1          2.0
Special charges ...............................     1.2         17.3          0.0
                                                 ------       ------       ------
Income from operations ........................    24.3         10.9         27.6
Other income, net .............................     2.8          0.5          0.1
                                                 ------       ------       ------
Income before provision for income taxes ......    27.0         11.4         27.7
Provision for income taxes ....................   (10.9)        (8.4)       (10.5)
                                                 ------       ------       ------
Net income ....................................    16.1%         3.0%        17.2%
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

         The Company also develops, sells and supports convergent billing systems for telecommunications service providers and provides direct billing outsourcing services. In addition to license and maintenance fees charged by the Company for the use of its billing software applications, fees are also charged on a time and materials basis for software customization and professional services. Processing fees for direct billing services provided through the Company's service bureau are assessed to customers based on volume. Billing systems revenues also include retail sales of computer hardware and third-party software.

         Total revenues for 1998 were $160.8 million compared to $122.8 million in 1997 and $103.9 million in 1996, representing increases of 30.9% and 18.2%, respectively. LEC billing services revenues increased 22.5% to $147.5 million in 1998, and increased 15.9% to $120.5 million in 1997 from $103.9 million in 1996. The remaining increase in revenues from year to year was attributable to billing systems sales and related services revenues. The LEC billing services revenue increases are primarily attributable to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Direct dial long distance billing services revenues have exceeded prior period revenues on a quarterly basis since the inception of this business in 1993. From 1993 through 1998, revenues derived from operator services customers have been relatively flat. This lack of operator services growth was attributable to several factors, including increased regulation and an increased awareness on the part of the telephone user of competitive long distance services available at the pay phone. Despite the overall increase in LEC billing services revenue from 1997, revenue growth during 1998 was negatively impacted by "slamming" and "cramming" issues. Slamming is defined as the unauthorized and illegal switching of a customer's telephone service from one carrier to another carrier while cramming is the practice of a company billing customers for products and services that they may not have ordered, and may not have received. During the third quarter of 1998, in response to these issues, certain LECs established various temporary moratoriums that affected the ability of certain of our customers to market some of their services. BCC played a very active role in assisting certain local telephone companies, the Federal Communications Commission ("FCC") and certain Public Utilities Commissions in providing the best solution to eliminate these issues from the telecommunications industry, including taking part in forming an industry coalition, which released a set of "Standards of Practice" that addresses these issues. The FCC subsequently published similar standards in its Best Billing Practices document. BCC will continue to adhere to the Best Billing Practices, and will work with the local telephone companies to reduce the level of consumer complaints. As a proactive measure, BCC has taken action against certain customers that include, but is not limited to, the cessation of billing for certain new or existing products. It is still unclear what monetary impact these actions will have on the LEC billing business in the future.

Telephone call record volumes were as follows:

                                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                                   ----------------------------
                                                                                                    1998       1997       1996
                                                                                                   ------     ------     ------
                                                                                                          (IN MILLIONS)
Direct dial long distance services ..............................................................   612.6      510.3      402.8
Operator services ...............................................................................   134.6      133.4      131.8
Enhanced billing services .......................................................................    11.4        9.6        8.6
Billing management services .....................................................................   329.1      342.1      308.9

         Although billing management records decreased approximately 4% from 1997 to 1998, the impact on revenues was minimal because revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Company's other customers.

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

         Gross profit margin of 38.5% reported for 1998 compares to 37.6% achieved in 1997 and 35.6% achieved in 1996. The improvement from 1997 to 1998 is due primarily to the addition of sales of billing systems and related services revenues throughout 1998 that served to improve gross margin due to the higher margins associated with systems sales. This improvement was offset partially by higher LEC billing costs. The improvement from 1996 to 1997 is due primarily to lower customer service and telecommunications services costs, which were offset partially by higher transmission costs. The addition of higher margin billing systems and related services revenues in late 1997 also served to improve gross margin. The lower customer service costs were attributable to efficiencies resulting from the implementation of an automated voice response system. The lower telecommunications costs were due to a price decrease from the Company's vendor as well as savings associated with the voice response system. The Company's gross profit margin could increase in subsequent periods as a result of the addition of higher gross margin billing systems sales and related services revenues although no assurance can be given in this regard.

Selling, General and Administrative

         Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Additionally, a portion of the expense of certain USLD corporate functions, such as treasury, financial reporting, investor relations, legal, payroll and management information systems has been allocated to the Company and is reflected in its historical operating results for 1996.

         SG&A expenses for 1998 were $20.1 million or 12.5% of revenues, compared to $13.6 million in 1997, and $11.4 million in 1996, both representing 11.0% of revenues. SG&A expenses as a percentage of revenues for 1998 increased from the prior year primarily due to the systems operations incurring a higher level of SG&A expenses as a percentage of revenue than the Company as a whole. As the revenues generated by systems operations have increased as a percentage of total revenue, the overall SG&A percentage has increased accordingly.

Research and Development

         Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. In 1997, the Company commenced internally funded research and development activities with respect to efforts to offer "invoice ready" billing services. During the third quarter of 1997, the Company also acquired a software development company that was actively involved in ongoing research and development efforts associated with creating new and enhanced products related to its convergent billing software platform. Research and development expenses in 1998 were $2.0 million compared to $688,000 in 1997. The Company intends to continue its research and development efforts in the future and anticipates spending approximately $9742911976 million during 1999 for such expenses.

Advance Funding Program Income and Expense

         Advance funding program income was $7.9 million in 1998 compared with $7.3 million in 1997 and $6.6 million in 1996. The year-to-year increases were primarily the result of financing a higher level of customer receivables under the Company's advance funding program (see "Advance Funding Program and Receivable Financing Facility" below). The quarterly average balance of purchased receivables was $83.0 million, $73.6 million and $60.9 million in 1998, 1997 and 1996, respectively.

         Advance funding program expense was $126,000 in 1998, compared with $688,000 in 1997 and $1.4 million in 1996. The decreases were primarily attributable to the Company financing a higher level of customer receivables with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. Cost savings were also realized from the more favorable terms of its new credit facility obtained in December 1996. The expense recognized during 1998 represents unused credit facility fees and is the minimum expense that the Company could have incurred during this year.

Depreciation and Amortization

         Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Asset lives range between three and fifteen years.

         Depreciation and amortization expense was $6.5 million in 1998 compared with $3.8 million in 1997 and $2.1 million in 1996. Depreciation and amortization expense as a percentage of revenues was 4.0%, 3.1% and 2.0% in 1998, 1997 and 1996, respectively. The increase in the percentage from year to year is attributable to increased capital expenditures made in order to provide the infrastructure needed to support the growth of the Company's employee base and the anticipated expansion of the Company's business. These expenditures included the purchase of office furniture, computer equipment and software and leasehold improvements. Investments in leasehold improvements increased in connection with the Company taking occupancy of a new facility in 1997 that serves as both a customer service center and the corporate headquarters of the Company and leasing an additional customer service center in 1998. During 1998 and 1997, the Company recognized $625,000 and $205,000 of amortization expense, respectively, related to goodwill and other intangibles acquired in connection with the acquisition of CRM in June 1997.

Income from Operations

         Income from operations was $39.0 million, $13.4 million and $28.6 million in 1998, 1997 and 1996, respectively. Income from operations for 1998 reflects special charges of $2.0 million during the fourth quarter of 1998 representing in-process research and development costs acquired in connection with the acquisition of 22% of the capital stock of PTC. Income from operations decreased from 1996 to 1997, due to special charges of $21.3 million in the third quarter of 1997. The $21.3 million charge includes in-process research and development costs of $13.0 million acquired in connection with the acquisition of CRM. The remaining $8.3 million represents accumulated costs associated with the development of a direct billing system for a service bureau operation. The Company abandoned this development during the third quarter of 1997. Income from operations, exclusive of special charges, represented 25.5%, 28.2% and 27.6% of revenues in 1998, 1997 and 1996, respectively. The decrease in income from operations, exclusive of special charges, as a percentage of revenues from 1997 to 1998 is attributable to higher SG&A, research and development and depreciation expenses and lower net advance funding income as a percentage of 1998 revenues, offset partly by a higher gross profit margin. The improvement in income from operations, exclusive of special charges, as a percentage of revenues from 1996 to 1997 is attributable to a higher gross profit margin and higher net advance funding income as a percentage of revenues, offset partly by higher depreciation expenses as a percentage of revenues and research and development expenses incurred in 1997.

Other Income

         Net other income of $4.5 million in 1998 compares to net other income of $552,000 in 1997 and $152,000 in 1996. The increase in 1998 and 1997 from the prior year were both primarily due to increased interest income from short-term investments due to higher cash reserves. Interest expense was also lower in 1998 due to the pay down of long term debt.

Income Taxes

         The Company's effective tax rate was 40.3% in 1998, 73.5% in 1997 and 38.0% in 1996 . The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. The increase in the effective rate for 1998 and 1997 is primarily due to nondeductible in-process research and development costs and amortization expenses related to the acquisition of PTC and CRM, respectively. Exclusive of special charges, the Company's effective tax rate would have been 38.5% and 38.0% in 1998 and 1997, respectively.

Year 2000 Contingency

         The operation of the Company's business is highly dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services, third-party billing clearinghouse services (including the advance funding program), direct billing services and financial reporting, as well as in various administrative functions. In providing information management, third-party billing clearinghouse and direct billing services, the Company processes telephone call records which are date sensitive. The Company also develops, sells and supports sophisticated billing systems and software (the "Billing Systems") which must be able to process date-dependent data correctly. Certain of the Billing Systems sold by the Company have been warranted to process information related to or including dates that are prior to, on or after January 1, 2000.

         The Company has been evaluating its Programs and Systems to identify potential Year 2000 readiness problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate Year 2000 compliance and conversion. The Year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date-sensitive information for the Year 2000 and beyond. Unless modified prior to December 31, 1999, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. The Company has installed the MBA 4.0 Y2K ready version in its Service Bureau operation, which is processing 11 clients. BCS is currently beta testing at one of its largest MBA clients and expects to complete the testing by December 30, 1998. BCS expects to prepare for a general release of MBA 4.0 in the first quarter of 1999. The LEC systems are still anticipating its modifications and replacements will be complete by April 1999. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by Company personnel.

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

         Management of the Company currently anticipates that the total expenses and capital expenditures associated with its Year 2000 readiness project, including costs associated with modifying the Programs and Systems and the cost of purchasing or leasing certain hardware and software, will be less than $3 million. As of December 1998, the Company has spent approximately $1.5 million on capital expenditures for related hardware and software and incurred and expensed approximately $300,000 in personnel and other costs related to the Year 2000 readiness process. The Company anticipates incurring less than $1 million in personnel and other costs, which will be expensed as incurred. The cost of Year 2000 readiness and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate.

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

         The above year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's year 2000 readiness.

PRO FORMA RESULTS OF OPERATIONS

         The audited Consolidated Statements of Income included in this report reflect the operations of the Company for the years ended September 30, 1998, 1997 and 1996. Included below is supplemental unaudited consolidated pro forma financial information that management believes is important to provide an understanding of the results of operations of the Company. Pro Forma Condensed Consolidated Statements of Income are presented below on an annual basis for 1998, 1997 and 1996. These Pro Forma Condensed Consolidated Statements of Income are based on the historical statements of the periods presented, adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Pro Forma Condensed Consolidated Statements of Income for 1996 give effect to the Distribution as if it had occurred at the beginning of the year.

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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

              PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                                                      ---------------------------------------------------
                                                                                   AS                         AS
                                                                    AS          REPORTED         AS         REPORTED
                                                                 REPORTED       WITHOUT       REPORTED      WITHOUT
                                                                   WITH         SPECIAL         WITH        SPECIAL
                                                                 SPECIAL        CHARGES        SPECIAL      CHARGES
                                                                  CHARGES         (D)          CHARGES        (B)
                                                                 --------       --------     ----------    ---------
                                                                   1998           1998          1997          1997         1996
                                                                   -----          ----          ----          ----         ----
Operating revenues........................................... $   160,762     $   160,762   $   122,836   $  122,836    $  103,884
Cost of revenues.............................................      98,894          98,894        76,662       76,662        66,868
                                                              -----------     -----------   -----------   ----------    ----------
Gross profit.................................................      61,868          61,868        46,174       46,174        37,016
Selling, general and administrative expenses.................      20,111          20,111        13,565       13,565        11,445
Research and development.....................................       2,030           2,030           688          688             0
Advance funding program income...............................      (7,919)         (7,919)       (7,255)      (7,255)       (6,564)
Advance funding program expense (A)..........................         126             126           688          688         2,760
Depreciation and amortization expense........................       6,494           6,494         3,797        3,797         2,127
Special charges..............................................       2,000               0        21,252            0             0
                                                              -----------     -----------   -----------   ----------    ----------
Income from operations.......................................      39,026          41,026        13,439       34,691        27,248
Other income, net............................................       4,450           4,450           552          552           152
                                                              -----------     -----------   -----------   ----------    ----------
Income before provision for income taxes.....................      43,476          45,476        13,991       35,243        27,400
Provision for income taxes (C)...............................     (17,529)        (17,529)      (10,284)     (13,381)      (10,411)
                                                              ------------    ------------  ------------  -----------   -----------
Net income................................................... $    25,947     $    27,947   $     3,707   $   21,862    $   16,989
                                                              ===========     ===========   ===========   ==========    ==========
Net income per diluted common share.......................... $      0.74     $      0.80   $      0.11   $     0.66    $     0.55

Weighted average common shares and common share equivalents
  outstanding (E)............................................      34,908         34,9083        32,518       32,976        30,770


Notes to unaudited pro forma condensed consolidated statements of income:

(A) Reflects an adjustment to increase interest expense for the assumed borrowings for the cash transfer made to USLD of $11,713 in accordance with the terms of the Distribution Agreement and cash payments for direct costs incurred in connection with the Distribution of approximately $9,200. Interest expense was calculated at a rate of 8.0% per annum.

(B) Excludes special charges of $21,252 representing in-process research and development costs of $13.0 million acquired in connection with the acquisition of CRM and $8.3 million of accumulated costs associated with the development of a direct billing system that was abandoned by the Company.

(C)  Reflects related income tax effect of the adjustments in notes (A) and (B)

(D) Excludes special charges of $2,000 representing in-process research and development costs acquired in connection with the acquisition of 22% of the common stock of PTC.

(E) The number of weighted average shares outstanding for 1996 gives effect to the shares assumed to be issued had the Distribution occurred at the beginning of each year. The number of weighted average shares outstanding for 1997 as reported without special charges explained in note (B) gives effect to the net income that would have been recognized during the third quarter of 1997 had the special charges not been incurred. Earnings per share and weighted average common shares and common share equivalents outstanding for all years presented have been restated to give effect to the one-for-one common stock dividend that was distributed on January 30, 1998 to stockholders of record on January 20, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance increased to $118.3 million at September 30, 1998, from $41.4 million at September 30, 1997. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its customers. The Company's working capital position increased to $58.6 million at September 30, 1998, from $27.6 million at September 30, 1997, and its current ratio was 1.4:1 and 1.2:1 at September 30, 1998 and 1997, respectively. Net cash provided by operating activities was $37.8 million, $31.1 million and $26.0 million in 1998, 1997 and 1996, respectively, and reflected the increases in net income from 1996 to 1998, exclusive of special charges.

         In December 1996, the Company obtained a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on December 20, 1999. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. No amounts were borrowed by the Company under its credit facility to finance the advance funding program at either September 30, 1998 or 1997. At September 30, 1998, the amount available under the Company's credit facility was $50.0 million.

         In addition to the revolving line of credit facility described above, the Company was obligated as a guarantor of USLD's equipment financing agreements with certain lenders during the period the debt remained outstanding. At September 30, 1998, all indebtedness under such agreements had been paid in full; therefore, the Company is no longer obligated as a guarantor. Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all required covenants at September 30, 1998 and 1997.

         Capital expenditures amounted to approximately $11.3 million in 1998 and related primarily to the purchase of computer equipment and software. During 1997, the Company financed approximately $4.1 million of equipment through term debt agreements with two separate lenders. There were no amounts financed in 1998. The Company anticipates capital expenditures before acquisitions, if any, of approximately $13 million in fiscal 1999, including expenditures for local telephone company agreements that will enable it to offer "invoice ready" billing services. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

         Effective June 1, 1997, the Company acquired CRM, a company that develops software systems for the direct billing of telecommunications services. An aggregate of $8.5 million cash and 650,000 shares of the Company's Common Stock were issued in connection with this purchase transaction. All of the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of the earnings per share calculations. During the third quarter of 1997, the Company expensed $13.0 million of in-process research and development costs acquired from the acquisition. The Company granted certain registration rights to and entered into an employment agreement with the principal of CRM.

         In September 1998, the Company acquired 22% of the capital stock of PTC for $10 million. PTC was a privately held company located in Princeton, New Jersey specializing in electronic bill publishing over the Internet and advanced payment solutions. The Company accounts for this investment under the equity method of accounting. In addition, the Company acquired the right of first refusal for a period of five years to provide any future equity or debt financing for PTC.

         Effective October 1, 1998, the Company acquired Expansion Systems Corporation ("ESC"), a privately held company headquartered in Glendale, California that develops and markets billing and registration systems to Internet Service Providers ("ISPs") under its flagship products TotalBill and InstantReg. An aggregate of 170,000 shares of the Company's Common Stock were issued in connection with this transaction, which will be accounted for as a pooling of interests.

         In December 1998, the Company completed the merger of Communications Software Consultants, Inc. ("CommSoft") in consideration of 2,492,759 shares of the Company's common stock. CommSoft was a privately held, international software development and consulting firm specializing in the telecommunications industry.

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

         Within five days from receiving a customer's records, an initial payment is made to the customer based on a percentage of the value of the customer's call records submitted to the local telephone companies. This percentage is established by the Advance Payment Agreement and generally ranges between 50% and 80%. The Company pays the remaining balance of the purchase price upon collection of funds from the local telephone companies. A portion of the funds used to make the advance payments may be borrowed under the Company's revolving line of credit facility. The amount borrowed by the Company under this credit facility to finance the advance funding program was $0 at September 30, 1998 and 1997.

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

EFFECT OF INFLATION

         Inflation historically has not been a material factor affecting the Company's business. Prices charged to the Company by local telephone companies and third-party vendors for billing, collection and transmission services have not increased significantly during the past year. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

NEW ACCOUNTING STANDARDS

         Management of the Company does not anticipate the adoption of any new accounting standards recently issued by the authoritative bodies will have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

                                                                                                                              PAGE
                                                                                                                              ----
Report of Independent Public Accountants..................................................................................     27
Consolidated Balance Sheets at September 30, 1998 and 1997................................................................     28
Consolidated Statements of Income for the Years Ended September 30, 1998, 1997 and 1996...................................     29
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996.....................     30
Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996...............................     31
Notes to Consolidated Financial Statements................................................................................     32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Billing Concepts Corp.:

         We have audited the accompanying consolidated balance sheets of Billing Concepts Corp. (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Billing Concepts Corp. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


                               ARTHUR ANDERSEN LLP

San Antonio, Texas
November 12, 1998

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                                                                SEPTEMBER 30,
                                                                                                                -------------
                                                                                                             1998           1997
                                                                                                             ----           ----
Current assets:
 Cash and cash equivalents .............................................................................. $ 118,291      $  41,444
 Accounts receivable, net of allowance for doubtful accounts of $268 (1998) and $138 (1997) .............    33,748         25,919
 Purchased receivables ..................................................................................    64,477         70,175
 Prepaids and other .....................................................................................     3,776          3,196
                                                                                                          ---------      ---------

        Total current assets ............................................................................   220,292        140,734
Property and equipment ..................................................................................    32,314         22,906
 Less accumulated depreciation and amortization .........................................................   (10,282)        (4,750)
                                                                                                          ---------      ---------

        Net property and equipment ......................................................................    22,032         18,156
Equipment held under capital leases, net of accumulated amortization of $963 (1998) and $964 (1997)
                                                                                                                441            606
Other assets, net of accumulated amortization of $2,503 (1998) and $1,680 (1997) ........................     8,299          7,516
Investment in equity affiliate ..........................................................................     8,000              0
                                                                                                          ---------      ---------

        Total assets .................................................................................... $ 259,064      $ 167,012
                                                                                                          =========      =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable ................................................................................. $  17,757      $  19,223
 Accounts payable - billing customers ...................................................................   118,599         75,166
 Accrued liabilities ....................................................................................    24,451         17,728
 Current portion of long-term debt ......................................................................       606            606
 Current portion of obligations under capital leases ....................................................       251            441
                                                                                                          ---------      ---------

        Total current liabilities .......................................................................   161,664        113,164
Long-term debt, less current portion ....................................................................     1,668          2,324
Obligations under capital leases, less current portion ..................................................        29            290
Deferred income taxes ...................................................................................     2,575          2,048
Other liabilities .......................................................................................       797            499
                                                                                                          ---------      ---------

        Total liabilities ...............................................................................   166,733        118,325
Commitments and contingencies (See Notes 4 and 11)
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding at
     September 30, 1998 or 1997 .........................................................................         0              0
 Common stock, $0.01 par value, 75,000,000 shares authorized, 34,150,131 shares issued and outstanding at
     September 30, 1998; 60,000,000 shares authorized, 32,395,170 shares issued and outstanding at
     September 30, 1997 .................................................................................       342            324
Additional paid-in capital ..............................................................................    60,039         42,916
Retained earnings .......................................................................................    32,344          6,397
Deferred compensation ...................................................................................      (394)          (950)
                                                                                                          ---------      ---------

        Total stockholders' equity ......................................................................    92,331         48,687
                                                                                                          ---------      ---------

        Total liabilities and stockholders' equity ...................................................... $ 259,064      $ 167,012
                                                                                                          =========      =========


       The accompanying notes are an integral part of these consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                       FOR THE YEAR ENDED
                                                                                                       ------------------
                                                                                                           SEPTEMBER 30,
                                                                                                           -------------
                                                                                                 1998         1997         1996
                                                                                                 ----         ----         ----
Operating revenues.......................................................................... $   160,762   $  122,836   $  103,884
Cost of revenues............................................................................      98,894       76,662       66,868
                                                                                             -----------   ----------   ----------

Gross profit................................................................................      61,868       46,174       37,016
Selling, general and administrative expenses................................................      20,111       13,565       11,445
Research and development....................................................................       2,030          688            0
Advance funding program income..............................................................      (7,919)      (7,255)      (6,564)
Advance funding program expense.............................................................         126          688        1,367
Depreciation and amortization expense.......................................................       6,494        3,797        2,127
Special charges (See Note 6)................................................................       2,000       21,252            0
                                                                                             -----------   ----------   ----------

Income from operations......................................................................      39,026       13,439       28,641
Other income (expense):
 Interest income............................................................................       4,440          989          938
 Interest expense...........................................................................        (184)        (493)        (287)
 Other, net.................................................................................         194           56         (499)
                                                                                             -----------   ----------   ----------

     Total other income, net................................................................       4,450          552          152
                                                                                             -----------   ----------   ----------

Income before provision for income taxes....................................................      43,476       13,991       28,793
Provision for income taxes..................................................................     (17,529)     (10,284)     (10,941)
                                                                                             -----------   ----------   ----------

Net income.................................................................................. $    25,947   $    3,707   $   17,852
                                                                                             ===========   ==========   ==========

Basic:
Net income per common share ................................................................ $      0.78   $     0.12            -
Pro forma net income per common share (Unaudited - See Note 2)..............................           -            -   $     0.61
Weighted average common shares outstanding .................................................      33,351       31,032            -
Pro forma weighted average common shares outstanding (Unaudited - See Note 2) ..............           -            -       29,210

Diluted:
Net income per common share and common share equivalents.................................... $      0.74   $     0.11            -
Pro forma net income per common share and common share equivalents (Unaudited - See Note 2).
                                                                                                       -            -   $     0.58
Weighted average common shares and common share equivalents outstanding ....................      34,908       32,518            -
Pro forma weighted average common shares and common share equivalents outstanding
  (Unaudited - See Note 2) .................................................................           -            -       30,770


       The accompanying notes are an integral part of these consolidated financial statements.

                    BILLING CONCEPTS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                                                                 USLD'S
                                                                               INVESTMENT
                                      PREFERRED STOCK         COMMON STOCK       IN AND     ADDITIONAL
                                      ----------------      -----------------    ADVANCES    PAID-IN     DEFERRED       RETAINED
                                      SHARES    AMOUNT       SHARES   AMOUNT      TO BCC     CAPITAL   COMPENSATION     EARNINGS
                                      ------    ------      --------  -------   ----------  ---------  -------------   ----------

Balances at September 30, 1995.......    10    $  100          204    $   2     $  21,121   $       0     $    0         $      0
 Transfers (to) from affiliates......     0         0         (204)      (2)        2,851     (15,448)         0                0
 Redemption of preferred stock.......   (10)     (100)           0        0        (3,900)          0          0                0
 Issuance of common stock in
     connection with Distribution
     (See Note 2)....................     0         0       30,064      302       (35,234)     34,932          0                0
 Exercise of stock options...........     0         0           28        0             0         155          0                0
 Net income..........................     0         0            0        0        15,162           0          0            2,690
                                      -----    ------     --------    -----     ---------   ---------     ------         --------
Balances at September 30, 1996.......     0         0       30,092      302             0      19,639          0            2,690

 Issuance of common stock............     0         0          686        6             0       9,831          0                0
 Exercise of stock options and
     warrants........................     0         0        1,618       16             0      11,956          0                0
 Issuance of stock options...........     0         0            0        0             0       1,490     (1,490)               0
 Compensation expense................     0         0            0        0             0           0        540                0
 Net income..........................     0         0            0        0             0           0          0            3,707
                                      -----    ------     --------    -----     ---------   ---------     ------         --------
Balances at September 30, 1997.......     0         0       32,396      324             0      42,916       (950)           6,397

 Issuance of common stock............     0         0           47        1             0         716       (170)               0
 Exercise of stock options and
     warrants........................     0         0        1,707       17             0      16,407          0                0
 Compensation expense................     0         0            0        0             0           0        726                0
 Net income..........................     0         0            0        0             0           0          0           25,947
                                      -----    ------     --------    -----     ---------   ---------     ------         --------
Balances at September 30, 1998.......     0    $    0       34,150    $ 342     $       0   $  60,039     $ (394)        $ 32,344
                                      =====    ======     ========    =====     =========   =========     ======         ========


       The accompanying notes are an integral part of these consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                       FOR THE YEAR ENDED
                                                                                                       ------------------
                                                                                                           SEPTEMBER 30,
                                                                                                           -------------
                                                                                                 1998          1997          1996
                                                                                                 ----          ----          ----
Cash flows from operating activities:
 Net income................................................................................   $   25,947  $     3,707    $  17,852
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.........................................................        6,494        3,797        2,127
     Deferred compensation.................................................................          726          540           10
     (Gain)/Loss on disposition of equipment...............................................         (186)         141          376
     Special charges.......................................................................        2,000       21,252            0
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable.........................................       (7,829)      (7,445)         406
        Increase in prepaids and other.....................................................         (580)      (1,538)        (259)
        Increase (decrease) in trade accounts payable......................................       (1,466)       6,450          139
        Increase in accrued liabilities....................................................       11,517        3,695        5,403
        Increase in deferred income taxes..................................................          854            0            0
        Increase (decrease) in other liabilities...........................................          298          499          (21)
                                                                                              ----------  -----------    ---------

Net cash provided by operating activities..................................................       37,775       31,098       26,033
Cash flows from investing activities:
 Purchases of property and equipment.......................................................      (11,333)     (17,578)      (6,679)
 Purchase of software development company, net of cash acquired............................            0       (8,403)           0
 Investments in net assets of affiliates...................................................      (10,000)           0            0
 Collections of (payments for) purchased receivables, net..................................        5,698          745      (15,692)
 Collections of proceeds due (payments made) to billing customers, net.....................       43,433       15,541       23,769
 Collections of sales taxes due on behalf of billing customers, net........................        3,692        2,136          743
 Proceeds from sale of equipment...........................................................          538          127            0
 Other investing activities................................................................         (334)      (1,001)        (207)
                                                                                              ----------  -----------    ---------

Net cash provided by (used in) investing activities........................................       31,694       (8,433)       1,934
Cash flows from financing activities:
 Payments on revolving line of credit for purchased receivables, net.......................            0      (19,010)      (4,020)
 Proceeds from issuance of long-term debt..................................................            0        4,091        1,937
 Payments on long-term debt................................................................         (656)      (4,184)        (688)
 Payments on capital leases................................................................         (451)      (2,831)        (436)
 Proceeds from issuance of common stock....................................................        8,485        6,578           96
 Transfers to affiliates...................................................................            0            0      (17,491)
                                                                                              ----------  -----------    ---------

Net cash provided by (used in) financing activities........................................        7,378      (15,356)     (20,602)
                                                                                              ----------  -----------    ---------

Net increase in cash and cash equivalents..................................................       76,847        7,309        7,365
Cash and cash equivalents, beginning of year...............................................       41,444       34,135       26,770
                                                                                              ----------  -----------    ---------

Cash and cash equivalents, end of year.....................................................   $  118,291  $    41,444    $  34,135
                                                                                              ==========  ===========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


NOTE 1. BUSINESS ACTIVITY

         Billing Concepts Corp. ("BCC"), formerly known as Billing Information Concepts Corp., was incorporated in the State of Delaware in 1996. BCC was previously a wholly owned subsidiary of U.S. Long Distance Corp. ("USLD") that, upon its spin-off from USLD, became an independent, publicly held company. BCC and its subsidiaries (collectively, the "Company") primarily provide billing clearinghouse and information management services in the United States to the telecommunications industry. In addition to processing call records, the Company provides a wide range of back office services including customer service, data processing, tax filings, accounting services and an advance funding program. The Company also develops, licenses and supports billing systems for telecommunications service providers and provides direct billing services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

         The accompanying consolidated financial statements include the accounts of BCC and its wholly owned subsidiaries. The Company's 22% investment in the capital stock of Princeton TeleCom Corporation ("PTC") (see Note 5) is accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

         On August 2, 1996 (the "Distribution Date"), USLD distributed all of the outstanding common stock of BCC, pro rata to the stockholders of USLD (the "Distribution") with the result being that BCC became an independent, publicly held company that owns and operates all of the assets of, and is responsible for all of the liabilities associated with, the billing clearinghouse and information management services business previously owned by USLD. The accompanying financial statements include the operations of BCC which, until the Distribution, were combined with and reported as part of the consolidated financial statements of USLD.

         Certain selling, general and administrative expenses of USLD were historically accounted for on a consolidated basis with no allocation to individual subsidiaries. The historical statements of BCC have been adjusted to include all of the expenses that appropriately and fairly could have been allocated to BCC except for income taxes. USLD's federal income taxes have historically been determined on a consolidated basis. For purposes of preparing the BCC historical consolidated financial statements, income taxes have been determined on a separate company basis. Deferred taxes have been recorded on BCC's consolidated financial statements, as appropriate. Tax assets and liabilities are reflected in a manner consistent with the Tax Sharing Agreement between USLD and BCC.

         Certain intercompany transactions that had previously been eliminated in consolidation are properly reflected in the historical consolidated financial statements of BCC at amounts that are believed by management to reflect an arm's-length relationship. Certain prior period amounts have been reclassified for comparative purposes.

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

Revenue Recognition Policies

         The Company recognizes revenue from its billing services when records that are to be billed and collected by the Company are processed. Revenue from the sale of billing systems, including the licensing of software rights, is recognized at the time the product is delivered to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. If there are significant obligations related to the installation or development of the system delivered, revenue is recognized in the period that the Company fulfills its obligations. Services revenue related to the Company's billing systems is recognized in the period that the services are provided.

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

         o        all credits and adjustments granted to end users;

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

         Any accounts receivable purchased by the Company are recorded as purchased receivables in an amount equal to the face amount of the billing records submitted to the local telephone companies by the Company for billing and collection. Concurrently, an equal amount is recorded as accounts payable to billing customers. The amount of the initial payment made to the customer reduces accounts payable to billing customers. The balance, reported as accounts payable to billing customers ($118,599,000 and $75,166,000 at September 30, 1998 and 1997, respectively), consists of:

         o an amount equal to the face value of all purchased receivables, reduced for any amounts paid as initial payments under Advance Payment Agreements',

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

         The following receivables purchased and financed by the Company were outstanding at:


                                                               SEPTEMBER 30,
                                                            -----------------
                                                            1998         1997
                                                            ----         ----
                                                             (IN THOUSANDS)
Purchased receivables...................................  $64,477     $70,175

Software Services

         The Company also develops, sells and supports convergent billing systems for telecommunications service providers and provides direct billing outsourcing. In addition to license and maintenance fees charged by the Company for the use of its billing software applications, fees are also charged on a time and materials basis for software customization and professional services. Processing fees for direct billing services provided through the Company's service bureau are assessed to customers based on volume. Billing systems revenues also include retail sales of computer hardware and third-party software.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in other income (expense) for that period. Expenditures for maintenance and repairs are charged to expense as incurred, and major improvements are capitalized.

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

Accrued Liabilities

         Accrued liabilities include sales taxes payable on behalf of billing customers of $18,866,000 and $15,174,975139074000 at September 30, 1998 and
1997, respectively.

         The Company self-insures its medical coverage for employees and dependents up to $40,000 per covered individual and an aggregate annual maximum of $1 million. The Company accrues for known claims and an estimate of claims incurred but not reported up to the maximum anticipated cost to the Company. During 1998, the Company recognized approximately $420,000 in self-insurance expense. The Company's insurer will pay cumulative claims above the attachment limit up to $960,000 lifetime per covered individual. The Company does not believe that claims reported and claims incurred but not reported will exceed the amounts to be covered by the insurer.

Common Stock Dividend

         On January 9, 1998, the Company announced that its Board of Directors declared a one-for-one common stock dividend. The dividend was distributed on January 30, 1998 to stockholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital. All share and per share information in the accompanying consolidated financial statements has been adjusted to give retroactive effect to the stock dividend.

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

         BCC and USLD entered into a Tax Sharing Agreement that defines the parties' respective rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to BCC's business for tax years prior to the Distribution and with respect to certain tax attributes of BCC after the Distribution. In general, with respect to periods ending on or before the last day of the year in which the Distribution occurred, USLD is responsible for (i) filing both consolidated federal tax returns for the USLD affiliated group and combined or consolidated state tax returns for any group that includes a member of the USLD affiliated group, including in each case BCC and its subsidiaries for the relevant periods of time that such companies were members of the applicable group, and (ii) paying the taxes related to such returns (including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities). BCC will reimburse USLD for a portion of such taxes and the cost of preparation of the associated tax returns related to the BCC affiliated group. BCC is responsible for filing returns and paying taxes related to the BCC affiliated group for subsequent periods. BCC and USLD have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters.

Net Income Per Common Share

         Earnings per share for all periods have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period. The effects of potentially dilutive securities are excluded in periods in which a loss is reported because their inclusion would be antidilutive. The per share and weighted average common shares outstanding data for the year ended September 30, 1996 is unaudited and presented on a pro forma basis as BCC had no publicly held common shares outstanding prior to its spin-off from USLD on August 2, 1996. The number of weighted average common shares outstanding used in the calculation of the pro forma earnings per share gives effect to the shares assumed to be issued had the spin-off occurred at the beginning of each period presented. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income:


                                                              FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                                       ---------------------------------------------------
                                                          INCOME             SHARES             PER SHARE
                                                        (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                        ----------        -------------         ---------
BASIC EPS
Net income available to common stockholders           $25,947,000            33,351,000         $  0.78
                                                                                                =======

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                         65,000
Stock options                                                                 1,492,000
                                                                          -------------
DILUTED EPS
Net income available to common stockholders
     including assumed conversions                   $ 25,947,000            34,908,000         $  0.74
                                                     ============         =============         =======


                                                             FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                                       ---------------------------------------------------
                                                          INCOME             SHARES            PER SHARE
                                                        (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                        ----------        -------------         ---------
BASIC EPS
Net income available to common stockholders          $  3,707,000            31,032,000         $  0.12
                                                                                                =======

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                        190,000
Stock options                                                                 1,296,000
                                                                          -------------
DILUTED EPS
Net income available to common stockholders
     including assumed conversions                   $  3,707,000            32,518,000         $  0.11
                                                     ============         =============         =======

                                                                        FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                                                  -----------------------------------------------
                                                                    INCOME             SHARES             PER SHARE
                                                                  (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                  -----------       -------------          ------
                                                                                (PRO FORMA, UNAUDITED)
BASIC EPS
Net income available to common stockholders                     $17,852,000            29,210,000     $      0.61
                                                                                                      ===========

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                                  381,000
Stock options                                                                           1,179,000
                                                                                      -----------

DILUTED EPS
Net income available to common stockholders
     including assumed conversions                              $17,852,000            30,770,000     $      0.58
                                                                ===========           ===========     ===========

         Certain options to purchase 5,829,260 shares of common stock at prices ranging from $13 to $29 per share were outstanding for a portion of 1998. They were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

New Accounting Standards

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and is to be applied prospectively. In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." SOP 98-4 defers for one year the application of certain provisions of SOP 97-2. Management of the Company does not anticipate that the adoption of SOP 97-2 and SOP 98-4 will have a material impact on the Company's financial position or results of operations.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14," Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

Statements of Cash Flows

         Cash payments and non-cash activities during the periods indicated were as follows:

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                               -----------------------------
                                                                                1998       1997       1996
                                                                               -------    -------    -------
                                                                                       (IN THOUSANDS)
Cash payments for interest ................................................    $   310    $ 1,375    $ 1,563
Cash payments for income taxes ............................................      9,141      8,913      8,366
Noncash investing and financing activities:
 Common stock issued in connection with the Distribution ..................          0          0     35,234
 Net assets transferred from USLD in connection with the Distribution .....          0          0        892
 Capital lease obligations incurred .......................................          0          0      2,432
 Tax benefit recognized in connection with stock option exercises .........      8,484      5,765         59
 Assets acquired in connection with acquisition ...........................          0     20,512          0
 Liabilities assumed in connection with acquisition .......................          0      2,596          0
 Common stock issued in connection with acquisition .......................          0      9,466          0

         For purposes of determining cash flows, the Company considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 3. DEBT

         Long-term debt is comprised of the following:

                                                   SEPTEMBER 30,
                                                 -------------------
                                                  1998        1997
                                                 -------     -------
                                                    (IN THOUSANDS)
Fixed interest rate term notes ..............    $ 2,274     $ 2,930


Less - Current portion ......................       (606)       (606)
                                                 -------     -------

Long-term debt, less current portion ........    $ 1,668     $ 2,324
                                                 =======     =======


         The Company has various fixed rate term notes with rates ranging from 7.62% to 7.73%, due in varying amounts through June 2002. The proceeds from the issuance of these notes were used to acquire certain computer equipment and office furniture. The loans are secured by the assets acquired.

         In December 1996, the Company obtained a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on December 20, 1999. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. No amounts were borrowed by the Company under its credit facility to finance the advance funding program at either September 30, 1998 or 1997. At September 30, 1998, the amount available under the Company's credit facility was $50.0 million. Additionally, at September 30, 1997, the Company had a $1.2 million letter of credit outstanding.

         Under the most restrictive terms of the Company's credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all such covenants at September 30, 1998.

         Scheduled maturities of debt as of September 30, 1998, are as follows:

                                                                    (IN THOUSANDS)
                                                                    --------------
Year Ending September 30,
 1999..............................................................    $     606
 2000..............................................................          606
 2001..............................................................          606
 2002..............................................................          456
                                                                       ---------
                                                                       $   2,274
                                                                       =========


NOTE 4. LEASES AND CHARTERS

         The Company leases equipment and office space under operating leases and leases a jet airplane under a charter agreement with a company associated with an officer/director of the Company (see Note 12). Rental expense for the years ended September 30, 1998, 1997 and 1996, was $2,456,000, $1,630,000 and
$726,000, respectively. Future minimum lease payments under non-cancelable operating leases and this charter as of September 30, 1998 are as follows:

                                                                      (IN THOUSANDS)
                                                                      --------------
Year Ending September 30,
 1999..............................................................    $     3,213
 2000..............................................................          3,189
 2001..............................................................          3,131
 2002..............................................................          3,120
 2003..............................................................          2,378
 Thereafter........................................................              0
                                                                       -----------
     Total minimum lease payments..................................    $    15,031
                                                                       ===========


         The Company also leases various computer equipment under capital lease arrangements. Future minimum lease payments under these capital leases, together with the present value of the net minimum lease payments as of September 30, 1998, are as follows:

                                                                   (IN THOUSANDS)
                                                                   --------------

 Total minimum lease payments...................................     $    298
 Less: Amount representing interest.............................          (18)
                                                                     --------

 Present value of net minimum lease payments....................     $    280
                                                                     ========


         Scheduled maturities of the present value of the net minimum lease payments as of September 30, 1998 are as follows:

                                                                    (IN THOUSANDS)

Year ending September 30,
     1999..........................................................   $    251
     2000..........................................................         29
                                                                      --------

 Total present value of net minimum lease payments.................   $    280
                                                                      ========


NOTE 5. ACQUISITIONS

         In September 1998, the Company acquired 22% of the capital stock of PTC for $10 million. PTC was a privately held company located in Princeton, New Jersey specializing in electronic bill publishing over the Internet and advanced payment solutions. The Company accounts for this investment under the equity method of accounting. In addition, the Company acquired the right of first refusal for a period of five years to provide any future equity or debt financing for PTC.

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

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                                  ------------------------
                                                                                     1997         1996
                                                                                   --------     --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                        (UNAUDITED)

         Operating revenues...................................................     $127,579     $109,153

         Net income...........................................................     $  4,203     $  4,860

         Net income per common share - basic..................................     $   0.13     $   0.16

         Net income per common share - diluted................................     $   0.13     $   0.15

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

         An aggregate of $8.5 million cash and 650,000 shares of the Company's common stock were issued in connection with this purchase transaction. The excess of the purchase price over the fair value of net tangible assets acquired was determined through an independent appraisal and amounted to approximately $17.5 million, of which approximately $1.2 million was recorded as goodwill and is being amortized on a straight-line basis over fifteen years. In addition, $13.0 million was recorded as in-process research and development expenses (see
Note 6). The remaining balance was recorded as the purchase price for a customer list and other intangibles, which are being amortized on a straight-line basis over periods ranging from six to twelve years.

         In December 1998, the Company completed the merger of Communications Software Consultants, Inc. ("CommSoft") in consideration of 2,492,759 shares of the Company's common stock. CommSoft was a privately held, international software development and consulting firm specializing in the telecommunications industry (see Note 14).

NOTE 6. SPECIAL CHARGES

         During the fourth quarter of fiscal 1998, the Company recognized special charges in the amount of $2.0 million. The $2.0 million charge represented the in-process research and development costs acquired in connection with the acquisition of 22% of the capital stock of PTC (see Note 5).

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

         On August 2, 1996, USLD distributed 30,064,002 shares of the Company's common stock to the existing stockholders of USLD in order to effect the spin-off of BCC from USLD. Prior to August 2, 1996, BCC operated as a wholly owned subsidiary of USLD and, consequently, had no publicly owned common shares. No dividends were paid on the Company's common stock during fiscal 1998, 1997 or 1996.

NOTE 8. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

         Prior to the Distribution, the Company adopted the BCC 1996 Employee Comprehensive Stock Plan ("Comprehensive Plan") and the BCC 1996 Non-Employee Director Plan ("Director Plan") under which officers and employees, and non-employee directors, respectively, of the Company and its affiliates are eligible to receive stock option grants. Employees of the Company also are eligible to receive restricted stock grants under the Comprehensive Plan. The Company has reserved 10,500,000 and 800,000 shares of its common stock for issuance pursuant to the Comprehensive Plan and Director Plan, respectively. Under each plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant under the Comprehensive Plan and five and seven years for automatic and discretionary grants, respectively, under the Director Plan. Immediately prior to the Distribution, the Company granted, under the Comprehensive Plan and Director Plan, respectively, options to purchase BCC common stock to each holder of an outstanding option to purchase shares of USLD common stock under the USLD Employee Stock Option Plan and the USLD Non-Employee Director Plan, respectively. The BCC options are exercisable for BCC common stock on the basis of one share of BCC common stock for every one share of USLD common stock subject to the outstanding USLD options. BCC options to purchase a total of 3,143,008 shares of BCC common stock were granted in connection with the adjustment to the USLD options. In connection with the grant of the BCC options, the exercise price of the USLD options was adjusted to preserve the economic value of the USLD options existing immediately prior to the Distribution after giving effect to the grant of the BCC options. The BCC options will have vesting schedules mirroring the vesting schedules of the related USLD options. Each BCC option granted in connection with the Distribution will terminate in accordance with the original USLD option grant.

         Option activity for the years ended September 30, 1998, 1997 and 1996 is summarized as follows:

                                             NUMBER        WEIGHTED AVERAGE
                                            OF SHARES       EXERCISE PRICE
                                            ---------       --------------

Outstanding, September 30, 1995 ........             0           --
  Granted ..............................     4,678,008     $     5.26
  Canceled .............................       (28,664)    $     3.89
  Exercised ............................       (27,416)    $     3.50
                                            ----------
Outstanding, September 30, 1996 ........     4,621,928     $     5.26
  Granted ..............................     2,580,200     $    15.81
  Canceled .............................      (179,048)    $     7.03
  Exercised ............................    (1,443,192)    $     3.98
                                            ----------
Outstanding, September 30, 1997 ........     5,579,888     $    10.43
  Granted ..............................     1,974,662     $    10.92
  Canceled .............................      (225,000)    $    17.60
  Exercised ............................    (1,505,890)    $     4.96
                                            ----------
Outstanding, September 30, 1998 ........     5,823,660     $    11.73
                                            ==========

         At September 30, 1998, 1997 and 1996, stock options to purchase an aggregate of 2,027,508, 2,033,594 and 2,031,772 shares were exercisable and had weighted average exercise prices of $10.46, $6.02 and $3.57 per share, respectively.

         Stock options outstanding and exercisable at September 30, 1998, were as follows:

                                      OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
         -------------------------------------------------------------------------     --------------------------------
              RANGE OF                         WEIGHTED AVERAGE        WEIGHTED                             WEIGHTED
              EXERCISE           NUMBER            REMAINING            AVERAGE          NUMBER              AVERAGE
               PRICES          OUTSTANDING       LIFE (YEARS)       EXERCISE PRICE     EXERCISABLE       EXERCISE PRICE
         ------------------    -----------       ------------       --------------     -----------       --------------
            $3.15 - $6.95         464,364             1.4              $  3.98             412,710           $  3.94
            $8.06 - $9.81       2,681,130             5.7              $  8.21             863,712           $  8.12
           $12.38 - $16.84      2,358,666             5.6              $ 15.91             732,752           $ 16.72
           $17.31 - $21.50        197,000             5.6              $ 19.46              18,334           $ 17.33
           $22.19 - $25.38         74,000             6.2              $ 23.10                   0                --
           $26.44 - $29.00         48,500             5.8              $ 28.17                   0                --
                              -----------                                              -----------

                                5,823,660             5.3              $ 11.73           2,027,508           $ 10.46
                              ===========                                              ===========

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," but has elected to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans as allowed under SFAS No. 123. Accordingly, the Company has not recognized compensation expense for stock options granted where the exercise price is equal to the market price of the underlying stock at the date of the grant. During fiscal 1998, 1997 and 1996, the Company recognized $726,000, $540,000 and $10,000, respectively, of compensation expense for options granted below the market price of the underlying stock on such measurement date. In addition, in accordance with the provisions of APB Opinion No. 25, the Company has not recognized compensation expense for employee stock purchases under the Billing Concepts Corp. Employee Stock Purchase Plan ("ESPP").

         Had compensation expense for the Company's stock options granted and ESPP purchases in 1998, 1997 and 1996 been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, pro forma net income and net income per common share would have been as follows (in thousands, except per share amounts):

                                                       Year ended September 30,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Pro forma net income ........................    $   22,888    $    2,230    $   15,511

Pro forma net income per common share:
       Basic ................................    $     0.69    $     0.07    $     0.53
       Diluted ..............................    $     0.66    $     0.07    $     0.50

         The fair value for these options was estimated at the respective grant dates using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           Year ended September 30,
                                       --------------------------------
                                        1998         1997          1996
                                       -----        -----         -----
Expected volatility ...............       25%          24%           25%
Expected dividend yield ...........        0%           0%            0%
Expected life .....................    2.5 years    2.4 years     2 years
Risk-free interest rate ...........     5.21%        6.05%         6.03%


         The weighted average fair value and weighted average exercise price, respectively, of options granted where the exercise price was equal to the market price of the underlying stock at the grant date were $2.33 and $10.40 for the year ended September 30, 1998, $3.55 and $16.46 for the year ended September 30, 1997, and $5.07 and $5.23 for the year ended September 30, 1996. The weighted average fair value and weighted average exercise price of options granted during the year ended September 30, 1997 where the exercise price was below the market price of the underlying stock at the grant date were $4.48 and $13.00, respectively. For purposes of the pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

         Warrants to purchase 450,000 shares of common stock at an exercise price of $4.63 per share were granted during fiscal 1996 immediately prior to the Distribution to each holder of a warrant to purchase shares of USLD common stock and had a weighted average fair value of $6.01. The fair value for these warrants was estimated at the grant date using the Black-Scholes option pricing model with an expected volatility of 25%, an expected dividend yield of 0%, an expected life of 2 years and a risk-free interest rate of 6.09% as the weighted-average assumptions. Warrants to purchase 201,252 and 175,354 shares of common stock were exercised in fiscal 1998 and 1997, respectively. There were no warrants exercised in fiscal 1996.

NOTE 9. INCOME TAXES

         The provision for income taxes is comprised of the following:

                                 YEAR ENDED SEPTEMBER 30,
                             ---------------------------------
                               1998        1997         1996
                             --------    --------     --------
                                      (IN THOUSANDS)
Federal:
Current .................    $ 15,197    $  9,386     $ 10,049
Deferred ................         907        (146)        (113)
                             --------    --------     --------
                             $ 16,104    $  9,240     $  9,936
                             ========    ========     ========
State:
Current .................    $  1,425    $  1,044     $  1,005

Total:
Current .................    $ 16,622    $ 10,430     $ 11,054
Deferred ................         907        (146)        (113)
                             --------    --------     --------
                             $ 17,529    $ 10,284     $ 10,941
                             ========    ========     ========


         The provision for income taxes for fiscal 1998, 1997 and 1996 differs from the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes. The reasons for these differences were as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                           -----------------------------
                                                             1998       1997       1996
                                                           -------    -------    -------
                                                                   (IN THOUSANDS)
Computed income tax provision at statutory rate .......    $15,217    $ 4,897    $10,078
Increases in taxes resulting from:
 Nondeductible research and development expenses ......        700      4,536          0
 State income taxes, net of federal benefit ...........        926        679        653
 Other, net ...........................................        686        172        210
                                                           -------    -------    -------
Provision for income taxes ............................    $17,529    $10,284    $10,941
                                                           =======    =======    =======

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                                                       SEPTEMBER 30,
                                                                     -------------------
                                                                      1998        1997
                                                                     -------     -------
                                                                        (IN THOUSANDS)
      Deferred tax assets:
        Expense provisions ......................................    $   123     $    12
      Deferred tax liabilities:
        Acquisition of nondeductible intangibles ................     (1,680)     (2,009)
        Bad debt tax write-off provisions .......................     (1,018)
        Tax depreciation and amortization in excess of book .....          0         (51)
                                                                     -------     -------
      Total deferred tax liabilities ............................     (2,698)     (2,060)
                                                                     -------     -------
      Net deferred tax liability ................................    ($2,575)    ($2,048)
                                                                     =======     =======

         The Company was notified by the Internal Revenue Service ("IRS") that a fiscal 1992 transaction between a wholly owned foreign subsidiary of USLD (Mega Plus Dialing, Inc.) and the Company is proposed to be treated differently by the IRS than originally characterized by the Company. The IRS district office issued a report that proposed an assessment of taxes, interest and penalties. The Company filed a written protest, and the assessment was appealed to the appellate division of the IRS. The appellate division of the IRS agreed with the Company's original treatment of the transaction.

NOTE 10. BENEFIT PLANS

         The Company did not have any benefit plans in effect prior to its spin-off from USLD; however, certain employees and directors of the Company were eligible to participate in certain similar compensation and benefit plans provided by USLD.

         The Benefit Plans and Employment Matters Allocation Agreement ("Benefits Agreement") entered into by the Company and USLD (see Note 12) provides for the allocation of certain responsibilities with respect to employee compensation benefit and labor matters. The allocation of responsibility and adjustments made pursuant to the Benefits Agreement was substantially consistent with the existing benefits provided to USLD employees under USLD's various compensation plans. Among other things, the Benefits Agreement provides that, effective as of the Distribution Date, the Company will, or will cause one or more of its subsidiaries to, assume or retain, as the case may be, all liabilities of USLD, to the extent unpaid as of the Distribution Date, under employee benefit plans, policies, arrangements, contracts and agreements with respect to employees who, on or after the Distribution Date, were employees of the Company or its subsidiaries. The Benefits Agreement also provides that, effective as of the Distribution Date, USLD will, or will cause one or more of its subsidiaries to, assume or retain, as the case may be, all liabilities of USLD, to the extent unpaid as of the Distribution Date, under employee benefit plans, policies, arrangements, contracts and agreements, with respect to employees who, on or after the Distribution Date, were employees of USLD or its subsidiaries.

         In addition, the Company assumed, with respect to employees who, on or after the Distribution Date, were employees of the Company or any of its subsidiaries, all responsibility for liabilities and obligations as of the Distribution Date for medical and dental plan coverage and for vacation and welfare plans. USLD assumed, with respect to the employees who, on or after the Distribution Date, were employees of USLD or any of its subsidiaries, all responsibilities for all liabilities and obligations as of the Distribution Date for medical and dental plan coverage and for vacation and welfare plans.

         Participation in the Billing Concepts Corp. 401(k) Retirement Plan ("Retirement Plan") is offered to eligible employees of the Company. Generally, all employees of the Company who are 21 years of age or older and who have completed six months of service during which they worked at least 500 hours were eligible for participation in the Retirement Plan. The Retirement Plan is a defined contribution plan which provides that participants generally may make voluntary salary deferral contributions, on a pretax basis, of between 1% and 15% of their compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments. The Company makes matching contributions as a percentage determined annually of the first 6% of a participant's compensation contributed as salary deferral. The Company may make additional discretionary contributions. No discretionary contributions were made in fiscal 1998, 1997 or 1996. During fiscal 1998, 1997 and 1996, the Company's matching contributions totaled approximately $193,000, $67,000 and $35,000, respectively.

         Participation in the Billing Concepts Corp. Executive Compensation Deferral Plan ("Executive Plan") is offered to selected employees occupying management positions as determined by BCC's board of directors from time to time. The Executive Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, of between 1% and 100% of their eligible compensation. Under the Executive Plan, the Company makes matching contributions equal to the lesser of 100% of a participant's contributions or an amount based on a formula established by the plan. During fiscal 1998, 1997 and 1996, the Company contributed $150,000, $47,000 and $22,000, respectively, to the Executive Plan.

         Additionally, the Billing Concepts Corp. Executive Qualified Disability Plan ("Disability Plan") is provided to certain employees occupying management positions. The Disability Plan provides long-term disability benefits through disability insurance coverage purchased by the Company and through Company funded payments. Benefits under the Disability Plan are provided directly by the Company based on definitions contained in the applicable insurance policies.

         The ESPP, which was established under the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, is offered to eligible employees of the Company. The Company has reserved 2,000,000 shares of its common stock for issuance pursuant to the ESPP. The ESPP enables employees who have completed at least six months of continuous service with the Company to purchase shares of BCC's common stock at a 15% discount through voluntary payroll deductions. The purchase price is the lesser of 85% of the closing price of the common stock on the opening date of each participation period or 85% of the closing price of the common stock on the ending date of each participation period. The Company issued 14,659 and 27,561 shares of its common stock in January and July 1998 pursuant to the ESPP at purchase prices of $15.99 and $11.32, respectively. The Company issued 19,504 and 15,704 shares of its common stock in February and August 1997 pursuant to the ESPP at purchase prices of $9.03 and $12.43, respectively.

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

         The Company is obligated to pay certain local telephone companies a total of approximately $5.7 million, $4.2 million, $4.1 million, $4.1 million, $4.0 million, and $7.1 million during fiscal 1999, 2000, 2001, 2002, 2003 and thereafter, respectively, for minimum usage charges under billing and collection agreements that, unless automatically renewed, expire at varying dates through the end of fiscal 2005. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. The Company has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

NOTE 12. RELATED PARTIES

         The Company and USLD shared a common individual on their respective boards of directors through June 2, 1997. Therefore, USLD was considered a related party for purposes of financial disclosure through this date. The Company provided billing and information management services for USLD and purchased telecommunications services from USLD. Transactions under the agreements for these services have been reflected in the accompanying consolidated financial statements at market prices. Related party transactions between the Company and USLD are summarized as follows:

                                 YEAR ENDED SEPTEMBER 30,
                             --------------------------------
                               1998        1997        1996
                             --------    --------    --------
                                      (IN THOUSANDS)
Sales to USLD ...........    $      0    $  3,166    $  5,347
Purchases from USLD .....           0       1,705       3,332

         From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the years ended September 30, 1998, and 1997 was $250,000 and $1.7 million, respectively. The Company had a $250,000 note receivable bearing interest at 7.50% from an officer of the Company at September 30, 1998. The Company also had a $50,000 note bearing interest at 7.50% payable to an officer of the Company at September 30, 1997. This amount was paid in full during the year ended September 30, 1998.

         The Company charters a jet airplane from a company associated with an officer/director of the Company. Under the terms of the charter agreement, the Company is obligated to pay annual minimum fees of $500,000 over the five years ending March 31, 2003 for such charter services. Such amounts have been included in the future minimum operating lease and charter payments in Note 4. During the year ended September 30, 1998, the Company paid approximately $278,000 in fees related to this agreement.

         For purposes of governing certain ongoing relationships between the Company and USLD after the Distribution and to provide for an orderly transition, the Company and USLD entered into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the Distribution and the division between the Company and USLD of certain assets and liabilities and material indemnification provisions; (ii) the Benefit Plans and Employment Matters Allocation Agreement, providing for certain allocations of responsibilities with respect to benefit plans, employee compensation and labor and employment matters; (iii) the Tax Sharing Agreement, pursuant to which the Company and USLD agreed to allocate tax liabilities that relate to periods prior to and after the Distribution Date; (iv) the Transitional Services and Sublease Agreement, pursuant to which USLD will provide certain services on a temporary basis and sublease certain office space to the Company and the Company will provide certain services to USLD on a temporary basis; (v) the Zero Plus - Zero Minus Billing and Information Management Services Agreement and the One Plus Billing and Information Management Services Agreement, pursuant to which the Company will provide billing clearinghouse and information management services to USLD for an initial period of three years; and (vi) the Telecommunications Agreement, pursuant to which USLD will provide long distance telecommunications services to the Company for an initial period of three years. It is the intention of USLD and the Company that the Transitional Services and Sublease Agreement, the Zero Plus Zero Minus Billing and Information Management Services Agreement, the One Plus Billing and Information Management Services Agreement, and the Telecommunications Agreement reflect terms and conditions similar to those that would have been arrived at by independent parties bargaining at arm's length; however, there can be no assurances that such agreements are on terms at least as favorable as could have been obtained from unaffiliated third parties.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         In thousands, except per share amounts

                                                                   QUARTER ENDED
                                                                   -------------
                                              SEPTEMBER 30,    JUNE 30,       MARCH 31,      DECEMBER 31,
                                                  1998           1998           1998           1997
                                                 -------        -------        -------        -------

Operating revenues ......................        $41,094        $40,406        $41,014        $38,248
Income from operations ..................          7,520          9,763         11,260         10,483
Net income ..............................          4,825          6,901          7,368          6,853
Net income per common share - basic .....        $  0.14        $  0.20        $  0.22        $  0.21
Net income per common share - diluted ...        $  0.14        $  0.20        $  0.21        $  0.20

                                                                                QUARTER ENDED
                                                                                -------------
                                                        SEPTEMBER 30,     JUNE 30,         MARCH 31,      DECEMBER 31,
                                                            1997            1997             1997            1996
                                                          --------        --------         --------        --------

Operating revenues ...............................        $ 35,742        $ 31,894         $ 27,382        $ 27,818
Income from operations ...........................           9,836         (12,453)           8,195           7,861
Net income .......................................           6,261         (12,622)           5,157           4,911
Net income (loss) per common share - basic .......        $   0.19        $  (0.41)        $   0.17        $   0.16
Net income (loss) per common share - diluted .....        $   0.18        $  (0.41)        $   0.16        $   0.15

Share data has been restated to give effect to the one-for-one common stock dividend that was distributed on January 30, 1998 to stockholders of record on January 20, 1998 (see Note 2).

NOTE 14. SUBSEQUENT EVENTS (UNAUDITED)

         Effective October 1, 1998, the Company acquired Expansion Systems Corporation ("ESC"), a privately held company headquartered in Glendale, California that develops and markets billing and registration systems to Internet Service Providers ("ISP") under its flagship products TotalBill and InstantReg. An aggregate of 170,000 shares of the Company's common stock were issued in connection with this transaction, which will be accounted for as a pooling of interests.

         In December 1998, the Company completed the merger of Communications Software Consultants, Inc. ("CommSoft") in consideration of 2,492,759 shares of the Company's common stock. CommSoft was a privately held, international software development and consulting firm specializing in the telecommunications industry.

         The following unaudited pro forma information summarizes the combined operating results of the Company and CommSoft as if the merger had occurred at the beginning of the periods presented. The impact of ESC on prior periods was not material, and the Company does not intend to restate prior periods for the ESC acquisition. The unaudited pro forma information is based on the historical information of CommSoft for the periods presented. The number of average weighted shares outstanding used in the calculation of the pro forma per share data gives effect to the shares assumed to be issued had the CommSoft merger occurred at the beginning of each period presented:



                                                                 YEAR ENDED SEPTEMBER 30,
                                                     -------------------------------------------------
                                                         1998               1997               1996
                                                     -----------        -----------        -----------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                         (UNAUDITED)
Operating revenues ..........................        $   177,378        $   132,672        $   109,763
Net income ..................................        $    27,879        $     4,236        $    18,073
Net income per common share - basic .........        $         0.78     $         0.13     $         0.57
Net income per common share - diluted .......        $         0.74     $         0.12     $         0.54


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item is incorporated herein by reference from the information under the captions "Election of Directors" (Item 1 on proxy), "Board of Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Stockholders to be held on February 25, 1999 (the "Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference from the information under the caption "Compensation of Directors" and from the information under the caption "Executive Compensation" of the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference from the information under the caption "Ownership of Common Stock" of the Company's Definitive Proxy Statement.

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

   2.2        - Stock Purchase Agreement between Princeton TeleCom Corporation and Billing Concepts Corp.
                dated September 4, 1998 (filed herewith)

   3.1        - Amended and Restated Certificate of Incorporation of BCC (incorporated by reference from Exhibit 3.1 to the Amendment No. 1 to the Company's Registration Statement on Form
                10/A dated July 11, 1996), as amended by Certificate of Amendment to Certificate of
                Incorporation, amending Article I to change the name of the Company to Billing Concepts
                Corp. and amending Article IV to increase the number of authorized shares of common stock from 60,000,000 to 75,000,000, filed with the Delaware Secretary of State on February 27,
                1998 (incorporated by reference from Exhibit 3.4 to March 31, 1998, Form 10-Q)

   3.2        - Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.2 to the Amendment No. 1 to the Company's Registration
                Statement on Form 10/A dated July 11, 1996)

   3.3        - Amended and Restated Bylaws of BCC (filed herewith)

   4.1        - Form of Stock Certificate of Common Stock (incorporated by reference from Exhibit 4.1 to
                March 31, 1998, Form 10-Q)

   8.1        - Tax Opinion of Arter & Hadden (incorporated by reference from Exhibit 8.1 to the Post
                Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A dated August
                1, 1996)

  10.1        - Distribution Agreement between USLD and BCC (incorporated by reference from Exhibit
                10.1 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form
                10/A dated August 1, 1996)

  10.2        - Tax Sharing Agreement between USLD and BCC (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11,
                1996)

  10.3        - Benefit Plans and Employment Matters Allocation Agreement between USLD and BCC (incorporated by reference from Exhibit 10.3 to the Post Effective Amendment No. 2 to the Company's
                Registration Statement on Form 10/A dated August 1, 1996)


  10.4        - Transitional Services and Sublease Agreement between USLD and BCC (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Company's Registration Statement
                on Form 10/A dated July 11, 1996)

  10.5        - Zero Plus - Zero Minus Billing and Information Management Services Agreement between USLD and BCC (incorporated by reference from Exhibit 10.5 to the Post Effective Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 22, 1996)

  10.6        - Expense Sharing Agreement between USLD and BCC (incorporated by reference from Exhibit
                10.6 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July
                11, 1996)

  10.7        - Telecommunications Agreement between USLD and BCC (incorporated by reference from Exhibit
                10.7 to the Post Effective Amendment No. 1 to the Company's Registration Statement on Form
                10/A dated July 22, 1996)

  10.8        - BCC's 1996 Employee Comprehensive Stock Plan, amended as of February 26, 1998 (filed herewith)

  10.9        - Form of Option Agreement between Billing Concepts Corp. and its employees under the 1996
                Employee Comprehensive Stock Plan (filed herewith)

  10.10       - Amended and Restated 1996 Non-Employee Director Plan of BCC, amended as of January 30,
                1998 (filed herewith)

  10.11       - Form of Option Agreement between Billing Concepts Corp. and non-employee directors (filed herewith)

  10.12       - BCC's 1996 Employee Stock Purchase Plan, amended as of January 30, 1998 (filed herewith) 10.13 - BCC's 401(k) Retirement Plan (incorporated by reference from Exhibit
                4.5 to Billing's Registration Statement on Form S-8, File No. 333-08303, filed on July 17,
                1996)

  10.13       - BCC's 401(k) Retirement Plan (incorporated by reference from Exhibit 4.5 to BCC's Registration
                Statement on Form S-8, File No. 333-08303, filed on July 17, 1996)

  10.14       - BCC's Executive Compensation Deferral Plan (incorporated by reference from Exhibit
                10.12 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form
                10/A dated August 1, 1996)

  10.15       - BCC's Director Compensation Deferral Plan (incorporated by reference from Exhibit 10.13 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A
                dated August 1, 1996)

  10.16       - BCC's Executive Qualified Disability Plan (incorporated by reference from Exhibit 10.14 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11,
                1996)

  10.17       - Amended and Restated Employment Agreement dated October 1, 1997 between Billing Concepts
                Corp. and Parris H. Holmes, Jr. (filed herewith)

  10.18       - Amended and Restated Employment Agreement dated October 1, 1997 between Billing Concepts
                Corp. and Alan W. Saltzman (filed herewith)

  10.19       - Employment Agreement dated January 15, 1998 between Billing Concepts Corp. and Kelly E.
                Simmons (filed herewith)

  10.20       - Employment Agreement effective January 15, 1998, between the Company and Audie Long
                (incorporated by reference from March 31, 1998, Form 10-Q)

  10.21       - Employment Agreement dated January 1, 1998, between the Company and Paul L. Gehri
                (incorporated by reference from March 31, 1998, Form 10-Q)

  10.22       - Employment Agreement between the Company and Michael A. Harrelson dated June 4, 1997
                (incorporated by reference from Exhibit 10.2 to June 30, 1997, Form 10-Q), as amended by
                Amendment No. 1 to Employment Agreement effective August 10, 1998 (filed herewith)

  10.23       - Employment Agreement dated October 1, 1997, between the Company and Michael Hancock
                (incorporated by reference from Exhibit 10.34 to March 31, 1998, Form 10-Q)

  10.24       - Office Building Lease Agreement dated July 12, 1996 between Medical Plaza Partners, Ltd.
                and Billing Concepts, Inc. (incorporated by reference from Exhibit 10.21 to the Post
                Effective Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July
                22, 1996), as amended by First Amendment to Lease Agreement dated September 30, 1996
                (incorporated by reference from Exhibit 10.31 to March 31, 1998, Form 10-Q), Second
                Amendment to Lease Agreement dated November 8, 1996 (incorporated by reference from Exhibit
                10.32 to March 31, 1998, Form 10-Q), and Third Amendment to Lease Agreement dated January
                24, 1997 (incorporated by reference from Exhibit 10.33 to March 31, 1998, Form 10-Q)

  10.25       - Credit Agreement dated December 20, 1996, among Billing Concepts, Inc., The Frost National
                Bank and The Boatmen's National Bank of St. Louis (incorporated by reference from Exhibit
                10.1 to December 31, 1996, Form 10-Q), as amended by First Amendment to Credit Agreement dated March 1, 1997 (filed herewith), and Second Amendment to Credit Agreement dated
                September 29, 1998 (filed herewith)

  10.26       - Parent Guaranty dated December 20, 1996, between Billing Concepts Corp. and The Frost
                National Bank (incorporated by reference from Exhibit 10.3 to December 31, 1996, Form 10-Q)

  10.27       - Affiliate Guaranty dated December 20, 1996, between Enhanced Services Billing, Inc. and The
                Frost National Bank (incorporated by reference from Exhibit 10.4 to December 31, 1996, Form
                10-Q)

  10.28       - Promissory Note dated December 20, 1996, between Billing Concepts, Inc. and The Boatmen's
                National Bank of St. Louis (incorporated by reference from Exhibit 10.5 to December 31,
                1996, Form 10-Q)

  10.29       - Promissory Note dated December 20, 1996, between Billing Concepts, Inc. and The Frost
                National Bank (incorporated by reference from Exhibit 10.6 to December 31, 1996, Form 10-Q)

  10.30       - Stock Pledge Agreement dated December 20, 1996, between Billing Concepts Corp. and The
                Frost National Bank (incorporated by reference from Exhibit 10.7 to December 31, 1996, Form
                10-Q)

  10.31       - Security Agreement dated December 20, 1996, between Billing Concepts, Inc. and The Frost
                National Bank (incorporated by reference from Exhibit 10.8 to December 31, 1996, Form 10-Q)

  10.32       - Put Option Agreement between the Company and Michael A. Harrelson dated effective June 1,
                1997 (incorporated by reference from Exhibit 10.1 to June 30, 1997, Form 10-Q)

  21.1        - Amended List of Subsidiaries (filed herewith)

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

                                                   BILLING CONCEPTS CORP.

                                                   By: /s/ PARRIS H. HOLMES, JR.
                                                       -------------------------
                                                       Parris H. Holmes, Jr.
                                                       Chairman of the Board and
                                                       Chief Executive Officer

Date: December 18, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of December, 1998.

          SIGNATURE                                                TITLE
          ---------                                                -----
    /s/ PARRIS H. HOLMES, JR.                    Chairman of the Board and Chief Executive
----------------------------------                 Officer (Principal Executive Officer)
    Parris H. Holmes, Jr.

      /s/ ALAN W. SALTZMAN                         President and Chief Operating Officer
----------------------------------
       Alan W. Saltzman

      /s/ KELLY E. SIMMONS                 Executive Vice President and Chief Financial Officer
----------------------------------             (Principal Financial and Accounting Officer)
       Kelly E. Simmons

         /s/ LEE COOKE                                           Director
----------------------------------
          Lee Cooke

      /s/ JAMES E. SOWELL                                        Director
----------------------------------
       James E. Sowell

     /s/ THOMAS G. LOEFFLER                                      Director
----------------------------------
      Thomas G. Loeffler

                                 EXHIBIT INDEX


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

   2.2        - Stock Purchase Agreement between Princeton TeleCom Corporation and Billing Concepts Corp.
                dated September 4, 1998 (filed herewith)

   3.1        - Amended and Restated Certificate of Incorporation of Billing (incorporated by reference from Exhibit 3.1 to the Amendment No. 1 to the Company's Registration Statement on Form
                10/A dated July 11, 1996), as amended by Certificate of Amendment to Certificate of
                Incorporation, amending Article I to change the name of the Company to Billing Concepts
                Corp. and amending Article IV to increase the number of authorized shares of common stock from 60,000,000 to 75,000,000, filed with the Delaware Secretary of State on February 27,
                1998 (incorporated by reference from Exhibit 3.4 to March 31, 1998, Form 10-Q)

   3.2        - Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.2 to the Amendment No. 1 to the Company's Registration
                Statement on Form 10/A dated July 11, 1996)

   3.3        - Amended and Restated Bylaws of Billing (filed herewith)

   4.1        - Form of Stock Certificate of Common Stock (incorporated by reference from Exhibit 4.1 to
                March 31, 1998, Form 10-Q)

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

  10.8        - Billing's 1996 Employee Comprehensive Stock Plan, amended as of February 26, 1998 (filed herewith)

  10.9        - Form of Option Agreement between Billing Concepts Corp. and its employees under the 1996
                Employee Comprehensive Stock Plan (filed herewith)

  10.10       - Amended and Restated 1996 Non-Employee Director Plan of Billing, amended as of January 30,
                1998 (filed herewith)

  10.11       - Form of Option Agreement between Billing Concepts Corp. and non-employee directors (filed herewith)

  10.12       - Billing's 1996 Employee Stock Purchase Plan, amended as of January 30, 1998 (filed herewith) 10.13 - Billing's 401(k) Retirement Plan (incorporated by reference from Exhibit
                4.5 to Billing's Registration Statement on Form S-8, File No. 333-08303, filed on July 17,
                1996)

  10.14       - Billing's Executive Compensation Deferral Plan (incorporated by reference from Exhibit
                10.12 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form
                10/A dated August 1, 1996)

  10.15       - Billing's Director Compensation Deferral Plan (incorporated by reference from Exhibit 10.13 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A
                dated August 1, 1996)

  10.16       - Billing's Executive Qualified Disability Plan (incorporated by reference from Exhibit 10.14 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11,
                1996)

  10.17       - Amended and Restated Employment Agreement dated October 1, 1997 between Billing Concepts
                Corp. and Parris H. Holmes, Jr. (filed herewith)

  10.18       - Amended and Restated Employment Agreement dated October 1, 1997 between Billing Concepts
                Corp. and Alan W. Saltzman (filed herewith)

  10.19       - Employment Agreement dated January 15, 1998 between Billing Concepts Corp. and Kelly E.
                Simmons (filed herewith)

  10.20       - Employment Agreement effective January 15, 1998, between the Company and Audie Long
                (incorporated by reference from March 31, 1998, Form 10-Q)

  10.21       - Employment Agreement dated January 1, 1998, between the Company and Paul L. Gehri
                (incorporated by reference from March 31, 1998, Form 10-Q)

  10.22       - Employment Agreement between the Company and Michael A. Harrelson dated June 4, 1997
                (incorporated by reference from Exhibit 10.2 to June 30, 1997, Form 10-Q), as amended by
                Amendment No. 1 to Employment Agreement effective August 10, 1998 (filed herewith)

  10.23       - Employment Agreement dated October 1, 1997, between the Company and Michael Hancock
                (incorporated by reference from Exhibit 10.34 to March 31, 1998, Form 10-Q)

  10.24       - Office Building Lease Agreement dated July 12, 1996 between Medical Plaza Partners, Ltd.
                and Billing Concepts, Inc. (incorporated by reference from Exhibit 10.21 to the Post
                Effective Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July
                22, 1996), as amended by First Amendment to Lease Agreement dated September 30, 1996
                (incorporated by reference from Exhibit 10.31 to March 31, 1998, Form 10-Q), Second
                Amendment to Lease Agreement dated November 8, 1996 (incorporated by reference from Exhibit
                10.32 to March 31, 1998, Form 10-Q), and Third Amendment to Lease Agreement dated January
                24, 1997 (incorporated by reference from Exhibit 10.33 to March 31, 1998, Form 10-Q)

  10.25       - Credit Agreement dated December 20, 1996, among Billing Concepts, Inc., The Frost National
                Bank and The Boatmen's National Bank of St. Louis (incorporated by reference from Exhibit
                10.1 to December 31, 1996, Form 10-Q), as amended by First Amendment to Credit Agreement dated March 1, 1997 (filed herewith), and Second Amendment to Credit Agreement dated
                September 29, 1998 (filed herewith)

  10.26       - Parent Guaranty dated December 20, 1996, between Billing Concepts Corp. and The Frost
                National Bank (incorporated by reference from Exhibit 10.3 to December 31, 1996, Form 10-Q)

  10.27       - Affiliate Guaranty dated December 20, 1996, between Enhanced Services Billing, Inc. and The
                Frost National Bank (incorporated by reference from Exhibit 10.4 to December 31, 1996, Form
                10-Q)

  10.28       - Promissory Note dated December 20, 1996, between Billing Concepts, Inc. and The Boatmen's
                National Bank of St. Louis (incorporated by reference from Exhibit 10.5 to December 31,
                1996, Form 10-Q)

  10.29       - Promissory Note dated December 20, 1996, between Billing Concepts, Inc. and The Frost
                National Bank (incorporated by reference from Exhibit 10.6 to December 31, 1996, Form 10-Q)

  10.30       - Stock Pledge Agreement dated December 20, 1996, between Billing Concepts Corp. and The
                Frost National Bank (incorporated by reference from Exhibit 10.7 to December 31, 1996, Form
                10-Q)

  10.31       - Security Agreement dated December 20, 1996, between Billing Concepts, Inc. and The Frost
                National Bank (incorporated by reference from Exhibit 10.8 to December 31, 1996, Form 10-Q)

  10.32       - Put Option Agreement between the Company and Michael A. Harrelson dated effective June 1,
                1997 (incorporated by reference from Exhibit 10.1 to June 30, 1997, Form 10-Q)

  21.1        - Amended List of Subsidiaries (filed herewith)

  23.1        - Consent of Arthur Andersen LLP (filed herewith)

  27.1        - Financial Data Schedule (filed herewith)