Form 10-Q
period 1998-12-31
BILLING CONCEPTS CORP
filed 1999-02-16
CIK 1013706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1998

                                       or

  |_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicated below is the number of shares outstanding of the registrant's only class of common stock at February 5, 1999:

                                                    NUMBER OF SHARES
                 TITLE OF CLASS                       OUTSTANDING
                 --------------                       -----------
            Common Stock, $.01 par value               37,069,515

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I    FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets - December 31, 1998 and
          September 30, 1998.........................................................    3
          Condensed Consolidated Statements of Operations - For the Three Months
          Ended December 31, 1998 and 1997...........................................    4
          Condensed Consolidated Statements of Cash Flows - For the Three Months
          Ended December 31, 1998 and 1997...........................................    5
          Notes to Interim Condensed Consolidated Financial Statements...............    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................    9
Item 3.   Quantitative and Qualitative Disclosure about Market Risk..................   15

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................   16
Item 2.   Changes in Securities......................................................   16
Item 6.   Exhibits and Reports on Form 8-K...........................................   17

SIGNATURE...........................................................................    18

                          PART I FINANCIAL INFORMATION
           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                    ASSETS
                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        1998           1998
                                                     ---------      ---------
Current assets:
 Cash and cash equivalents ........................  $ 149,248      $ 120,972
 Accounts receivable, net .........................     37,417         36,214
 Purchased receivables ............................     48,190         64,477
 Prepaids and other ...............................      3,365          3,855
                                                     ---------      ---------
   Total current assets ...........................    238,220        225,518
Property and equipment, net .......................     23,492         23,446
Equipment held under capital leases, net ..........        370            441
Other assets, net .................................      8,940          9,059
Investment in equity affiliates ...................      7,800          8,000
                                                     ---------      ---------
   Total assets ...................................  $ 278,822      $ 266,464
                                                     =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ..........................  $  17,437      $  19,053
  Accounts payable - billing customers ............    131,175        118,599
  Accrued liabilities .............................     25,034         26,557
  Current portion of long-term debt ...............          0            760
  Current portion of obligations under
    capital leases ................................         82            251
                                                     ---------      ---------
   Total current liabilities ......................    173,728        165,220
Long-term debt, less current portion ..............        164          2,439
Obligations under capital leases, less
  current portion .................................         36             29
Other liabilities .................................      1,705          1,635
Deferred income taxes .............................      2,867          2,949
                                                     ---------      ---------
   Total liabilities ..............................    178,500        172,272
Commitments and contingencies (Note 4)
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000
  shares authorized; no shares issued or
  outstanding at December 31 or September 30 ......          0              0
 Common stock, $0.01 par value, 75,000,000 shares
  authorized; 36,916,215 shares issued and
  outstanding at December 31; 36,642,890 shares
  issued and outstanding at September 30 ..........        369            349
Additional paid-in capital ........................     60,837         60,045
Retained earnings .................................     39,447         34,192
Deferred compensation .............................       (331)          (394)
                                                     ---------      ---------
   Total stockholders' equity .....................    100,322         94,192
                                                     ---------      ---------
   Total liabilities and stockholders' equity .....  $ 278,822      $ 266,464
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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Operating revenues ...................................    $ 47,912     $ 40,861
Cost of revenues .....................................      28,686       24,926
                                                          --------     --------
Gross profit .........................................      19,226       15,935
Selling, general and administrative expenses .........       7,555        5,126
Research and development .............................         774          514
Advance funding program income .......................      (1,239)      (2,056)
Advance funding program expense ......................          31           32
Depreciation and amortization expense ................       2,228        1,594
                                                          --------     --------
Income from operations ...............................       9,877       10,725
Other income (expense):
 Interest income .....................................       1,787          723
 Interest expense ....................................          (5)        (102)
 Equity in net loss of investee ......................        (200)           0
 Other, net ..........................................         (71)          52
                                                          --------     --------
  Total other income, net ............................       1,511          673
                                                          --------     --------
Income before provision for income taxes .............      11,388       11,398
Provision for income taxes ...........................      (4,384)      (4,393)
                                                          --------     --------
Net income ...........................................    $  7,004     $  7,005
                                                          ========     ========

Earnings per common share - basic (See Note 2) .......    $   0.19     $   0.20
Earnings per common share - diluted (See Note 2) .....    $   0.19     $   0.19

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                          ---------------------
                                                            1998        1997
                                                          ---------    --------
Cash flows from operating activities:
 Net income ...........................................   $   7,004    $  7,005
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization ......................       2,228       1,594
   Deferred compensation ..............................          63         166
   Equity in net loss of investee .....................         200           0
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable .........      (1,123)      2,188
   (Increase) decrease in prepaids and other ..........         496        (166)
   Decrease in accounts payable .......................      (1,966)     (2,316)
   Increase in accrued liabilities ....................       1,903       3,601
   Increase in other liabilities ......................          70           8
   Increase in deferred taxes .........................           0          72
                                                          ---------    --------
Net cash provided by operating activities .............       8,875      12,152
Cash flows from investing activities:
 Purchases of property and equipment ..................      (1,402)     (1,220)
 Collections of (payments for) purchased receivables
   from billing customers, net ........................      16,287     (20,060)
 Collections of proceeds due to billing customers, net       12,576      35,712
 Collections of (payments for) sales taxes due on
   behalf of billing customers, net ...................      (5,154)      6,068
 Other investing activities ...........................        (262)         11
                                                          ---------    --------
Net cash provided by investing activities .............      22,045      20,511
Cash flows from financing activities:
 Proceeds from issuance of long-term debt .............           0         242
 Payments on long-term debt ...........................      (3,035)       (294)
 Payments on capital leases ...........................        (162)       (119)
 Proceeds from issuance of common stock ...............         553       1,684
                                                          ---------    --------
Net cash provided by (used in) financing activities ...      (2,644)      1,513
                                                          ---------    --------
Net increase in cash and cash equivalents .............      28,276      34,176
Cash and cash equivalents, beginning of period ........     120,972      42,826
                                                          ---------    --------
Cash and cash equivalents, end of period ..............   $ 149,248    $ 77,002
                                                          =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The interim condensed consolidated financial statements included herein have been prepared by Billing Concepts Corp. ("BCC," formerly known as Billing Information Concepts Corp. or "BIC") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

                                                                       FOR THE QUARTER ENDED DECEMBER 31, 1998
                                                                        --------------------------------------
                                                                          INCOME          SHARES     PER-SHARE
                                                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                        ----------      ----------   ---------
BASIC EPS
Net income available to common stockholders .........................   $7,004,000      36,866,000     $0.19
                                                                                                       =====

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Stock options .......................................................                      874,000

DILUTED EPS
Net income available to common stockholders
   including assumed conversions ....................................   $7,004,000      37,740,000     $0.19
                                                                        ==========      ==========     =====

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                       FOR THE QUARTER ENDED DECEMBER 31, 1997
                                                                        --------------------------------------
                                                                          INCOME          SHARES     PER-SHARE
                                                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                        ----------      ----------   ---------
BASIC EPS
Net income available to common stockholders ........................    $7,005,000      35,029,000     $0.20
                                                                        ==========      ==========     =====

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants ...........................................................                       215,000
Stock options ......................................................                     1,923,000

DILUTED EPS
Net income available to common stockholders
   including assumed conversions ...................................    $7,005,000      37,167,000     $0.19
                                                                        ==========      ==========     =====

      Certain options to purchase 2,126,000 shares of common stock at prices ranging from $14.00 to $29.00 per share and certain options to purchase 14,500 shares of common stock at prices ranging from $21.50 to $24.38 per share were outstanding for a portion of the quarters ended December 31, 1998 and 1997, respectively. They were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 3. ACQUISITIONS

      Effective October 1, 1998, the Company acquired Expansion Systems Corporation ("ESC"), a privately held company headquartered in Glendale, California that develops and markets billing and registration systems to Internet Service Providers ("ISPs") under its flagship products TOTALBILL and INSTANTREG. An aggregate of 170,000 shares of the Company's common stock was issued in connection with this transaction, which has been accounted for as a pooling of interests combination. The consolidated financial statements for periods prior to the combination have not been restated to include the accounts and results of operations of ESC due to the transaction not having a significant impact on the Company's prior period financial position or results of operations.

      In December 1998, the Company completed the merger of Communications Software Consultants, Inc. ("CommSoft") in consideration of 2,492,759 shares of the Company's common stock. CommSoft was a privately held, international software development and consulting firm specializing in the telecommunications industry. The business combination has been accounted for as a pooling of interests. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of CommSoft.

      The operating revenues and net income of CommSoft that have been included in the unaudited condensed consolidated financial statements of income for the quarters ended December 31, 1998 and 1997 were as follows:

                                            THREE MONTHS ENDED
                                               DECEMBER 31,
                                              -------------
                                              1998     1997
                                              ----     ----
                                             (IN THOUSANDS)
             Operating revenues...........   $5,756   $2,613

             Net income ..................   $  636   $  152

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

NOTE 5. RELATED PARTY TRANSACTIONS

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the three months ended December 31, 1998 was $263,000. The Company had a $258,000 note receivable bearing interest at 7.0% from a certain officer of the Company at December 31, 1998. As of January 31, 1999, the principal balance of this note receivable was $165,000. The Company also had a $149,000 note bearing interest at 10.0% payable to a certain officer of the Company at December 31, 1998.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following is a discussion of the consolidated financial condition and results of operations of the Company for the quarters ended December 31, 1998 and 1997. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1998. For purposes of the following discussion, references to yearly periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended December 31.

RESULTS OF OPERATIONS

      The following table presents certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues:

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ---------------------
                                                          1998           1997
                                                         ------         ------
Operating revenues ...............................        100.0%         100.0%
Cost of revenues .................................         59.9           61.0
                                                         ------         ------
Gross profit .....................................         40.1           39.0
Selling, general and administrative expenses .....         15.8           12.5
Research and development .........................          1.6            1.3
Advance funding program income ...................         (2.6)          (5.0)
Advance funding program expense ..................          0.1            0.1
Depreciation and amortization expense ............          4.7            3.9
                                                         ------         ------
Income from operations ...........................         20.6           26.2
Other income, net ................................          3.2            1.6
                                                         ------         ------
Income before provision for income taxes .........         23.8           27.9
Provision for income taxes .......................         (9.2)         (10.8)
                                                         ------         ------
Net income .......................................         14.6%          17.1%
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

      Total revenues for the quarter ended December 31, 1998 were $47.9 million, an increase of 17.3% from $40.9 million for the comparable prior year quarter. Billing systems sales and related services revenues increased 132.0% to $11.8 million in the first quarter of 1999, from $5.1 million in the first quarter of 1998. The increase in billing systems revenues was primarily attributable to the growth of outsourcing services revenues from the prior year. The remaining increase in revenues from the prior year quarter was attributable to LEC billing services. Despite the overall increase in LEC billing services revenue from the prior quarter, revenue growth from the prior quarter was negatively impacted by "slamming" and "cramming" issues that have occurred in the long distance industry. These "slamming and cramming" issues have caused some of the larger LECs to affect the ability of certain of the Company's customers to market certain services. Also, as a proactive measure, the Company has taken action against certain customers that include, but is not limited to, the cessation of billing for certain new or existing products. Consequently, the number of call records processed for billing decreased from the prior quarter. Telephone call record volumes were as follows:

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                        --------------------
                                                        1998            1997
                                                        ----            ----
                                                            (IN MILLIONS)
Direct dial long distance services .............        152.3           160.3
Operator services ..............................         24.5            36.9
Enhanced billing services ......................          1.4             3.2
Billing management services ....................         53.2            96.9

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

      The gross profit margin of 40.1% reported for the quarter ended December 31, 1998 increased from 39.0% in the comparable prior year quarter. This increase was primarily a result of a changing revenue mix as revenues from the higher margin billing systems business doubled to 25% of total revenues from the prior year quarter. The increase from the billing systems contribution was partially offset by a decrease in LEC billing gross margin due to the loss of certain higher margin LEC billing revenue as a result of slamming and cramming issues. The Company currently believes that its gross profit margin could increase in subsequent periods as a result of the potential addition of higher gross margin billing systems sales and related services revenues, however, no such assurances can be made.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the first quarter of 1999 were $7.6 million, representing 15.8% of revenues, compared to $5.1 million for the first quarter of 1998, or 12.5% of revenues. The increase was primarily attributable to the changing mix of businesses as the billing systems business incurs a higher level of SG&A as a percentage of revenue than the LEC billing business. Systems revenues have increased as a percentage of total revenues, and the overall SG&A percentage has increased correspondingly. Higher marketing and legal expenses also contributed to the increase.

RESEARCH AND DEVELOPMENT

      Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. Research and development expenses in the first quarter of 1999 were $774,000 compared to $514,000 in the first quarter of 1998. The Company intends to continue its research and development efforts in the future and anticipates spending up to $6 million during 1999 for such expenses.

ADVANCE FUNDING PROGRAM INCOME AND EXPENSE

      Advance funding program income decreased 39.7% to $1.2 million for the first quarter of 1999 from $2.1 million for the first quarter of 1998. The decrease was primarily the result of financing a lower level of customer receivables under the Company's advance funding program. The monthly average balance of purchased receivables was $57.5 million and $79.6 million for the quarters ended December 31, 1998 and 1997, respectively.

      Advance funding program expense was flat at $31,000 and $32,000 for the first quarter of 1999 and 1998, respectively. The Company financed all customer receivables during both quarters with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. The expense recognized during both 1999 and 1998 represents unused credit facility fees and is the minimum expense that the Company could have incurred during these periods.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Asset lives range between three and fifteen years.

      Depreciation and amortization expense was $2.2 million in the first quarter of 1999 compared with $1.6 million in the first quarter of 1998. Depreciation and amortization expense as a percentage of revenues was 4.7% and 3.9% in the first quarter of 1999 and 1998, respectively. The increase as a percentage of revenues from the prior year quarter is attributable to increased capital expenditures made in order to provide the infrastructure needed to support the growth of the Company's employee base and the anticipated expansion of the Company's business. Management does not expect that depreciation and amortization expense will continue to increase as a percentage of revenues in subsequent periods, however, no such assurances can be made.

INCOME FROM OPERATIONS

      Income from operations in the first quarter of 1999 was $9.9 million, or 20.6% of revenues, compared to income from operations of $10.7 million, or 26.2% of revenues, in the first quarter of 1998. The decrease in income from operations as a percentage of revenues from the prior year quarter is attributable to higher SG&A and depreciation expenses as a percentage of revenues and lower advance funding income as a percentage of revenue, offset partly by a higher gross profit margin.

OTHER INCOME

      Net other income of $1.5 million in the first quarter of 1999 compares to net other income of $673,000 in the first quarter of 1998. The increase from the prior year quarter was primarily due to increased interest income from short-term investments due to higher cash reserves. Interest expense was also lower in the first quarter of 1999 due to the paydown of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $149.2 million at December 31, 1998 from $121.0 million at September 30, 1998. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its customers. The Company's working capital position increased to $64.5 million at December 31, 1998 from $60.3 million at September 30, 1998. Net cash provided by operating activities was $8.9 million and $12.2 million in the first quarter of 1999 and 1998, respectively.

      The Company has a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on December 20, 1999. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. No amounts were borrowed by the Company under its credit facility to finance the advance funding program at either December 31, 1998 or September 30, 1998. At December 31, 1998, the amount available under the Company's receivable financing facility was $50.0 million.

      Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all required covenants at December 31, 1998.

      Capital expenditures amounted to approximately $1.4 million in the first quarter of 1999 and related primarily to purchases of computer equipment and software. The Company anticipates capital expenditures before acquisitions of up to $12 million in the next nine months of 1999. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

      The Company's cash requirements consist principally of working capital requirements, requirements under its advance funding program, scheduled payments of principal on its outstanding indebtedness and capital expenditures. The Company believes that it has the ability to continue to secure long-term equipment financing and that this ability, combined with cash flows generated from operations and periodic borrowings under its receivable financing facility, will be sufficient to fund capital expenditures, advance funding requirements, working capital needs and debt repayment requirements for the foreseeable future.

      Effective October 1, 1998, the Company acquired Expansion Systems Corporation ("ESC"), a privately held company headquartered in Glendale, California that develops and markets billing and registration systems to Internet Service Providers ("ISPs") under its flagship products TOTALBILL and INSTANTREG. An aggregate of 170,000 shares of the Company's common stock was issued in connection with this transaction, which has been accounted for as a pooling of interests combination. The consolidated financial statements for periods prior to the combination have not been restated to include the accounts and results of operations of ESC due to the transaction not having a significant impact on the Company's prior period financial position or results of operations.

      In December 1998, the Company completed the merger of Communications Software Consultants, Inc. ("CommSoft") in consideration of 2,492,759 shares of the Company's common stock. CommSoft was a privately held, international software development and consulting firm specializing in the telecommunications industry. The business combination was accounted for as a pooling of interests. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of CommSoft. Presented below are supplemental unaudited Condensed Consolidated Statements of Income of the Company on a quarterly and annual basis for 1998 that include the accounts and historical results of operations of CommSoft:

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                         YEAR
                                                   -----------------------------------------------------         ENDED
                                                   DEC. 31,       MAR. 31,       JUNE 30,       SEPT. 30,      SEPT. 30,
                                                     1997           1998           1998           1998            1998
                                                   --------       --------       --------       --------       ---------
Operating revenues ..........................      $ 40,861       $ 44,167       $ 43,538       $ 47,457       $ 176,023
Cost of revenues ............................        24,926         27,066         27,815         28,774         108,581
                                                   --------       --------       --------       --------       ---------
 Gross profit ...............................        15,935         17,101         15,723         18,683          67,442
Selling, general and administrative expenses          5,126          5,932          5,850          6,933          23,841
Research and development ....................           514            307            572            637           2,030
Advance funding program income ..............        (2,056)        (2,271)        (2,035)        (1,557)         (7,919)
Advance funding program expense .............            32             31             31             32             126
Depreciation and amortization expense .......         1,594          1,733          1,837          1,934           7,098
Special charges .............................             0              0              0          2,000           2,000
                                                   --------       --------       --------       --------       ---------
 Income from operations .....................        10,725         11,369          9,468          8,704          40,266
Other income (expense), net .................           673            713          1,430          1,616           4,432
                                                   --------       --------       --------       --------       ---------
Income before provision for income taxes ....        11,398         12,082         10,898         10,320          44,698
Provision for income taxes ..................        (4,393)        (4,651)        (4,198)        (4,753)        (17,995)
                                                   --------       --------       --------       --------       ---------
Net income ..................................      $  7,005       $  7,431       $  6,700       $  5,567       $  26,703
                                                   ========       ========       ========       ========       =========
Earnings per common share - diluted .........      $   0.19       $   0.20       $   0.18       $   0.15       $    0.71

Weighted average common shares and common
  share equivalents outstanding .............        37,167         37,776         37,738         37,272          37,488

YEAR 2000 COMPLIANCE

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

      The Company has been evaluating its Programs and Systems to identify potential Year 2000 readiness problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate Year 2000 compliance and conversion. The Year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date-sensitive information for the Year 2000 and beyond. Unless modified prior to December 31, 1999, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. The Company filed a Year 2000 Certification Request with ITAA (Information Technology Association of America) in January 1999. The Company has installed its Year 2000 compliant Modular Business Applications ("MBA") Version 4.0 in its Service Bureau operation, which is processing 11 clients, and also has successfully installed the MBA Version 4.0 into production at one of its largest MBA clients. The Company expects to prepare for a general release of MBA Version
4.0 in the second fiscal quarter of 1999. The Company is still anticipating that its modifications and replacements for its systems that perform LEC billing will be Year 2000 compliant by April 1999. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by Company personnel.

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

      Management of the Company currently anticipates that the total expenses and capital expenditures associated with its Year 2000 readiness project, including costs associated with modifying the Programs and Systems and the cost of purchasing or leasing certain hardware and software, will be less than $3 million. As of December 1998, the Company has spent approximately $1.5 million on capital expenditures for related hardware and software and incurred and expensed approximately $300,000 in personnel and other costs related to the Year 2000 readiness process. The Company anticipates incurring less than $1 million in additional personnel and other costs, which will be expensed as incurred. The cost of Year 2000 readiness and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate.

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

      In the event the Company determines, following the Year 2000 date change, that its Programs and Systems are not Year 2000 ready, the Company will be unable to process date-sensitive telephone call records and thus be unable to provide most of its revenue-producing services, which will have a material adverse effect on the Company's financial condition and results of operations. The Company also will likely experience considerable delays in compiling information required for financial reporting and performing various administrative functions. In addition, in the event the Company's Billing Systems are not Year 2000 ready, the Company will be required to devote more monetary and other resources to achieving such readiness, which could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      A lawsuit was filed on December 31, 1998, in United States District Court in San Antonio, Texas by an alleged stockholder of the Company against the Company and various of its officers and directors, alleging unspecified damages as a result of alleged false statements in various press releases prior to November 19, 1998. Although no assurances can be given, the Company believes it has a meritorious defense to the above action and intends to defend itself vigorously. The Company believes it is unlikely that the final outcome of such proceeding will have a material adverse effect on the Company's financial position or results of operations, however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of such proceeding will not have an adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2.  CHANGES IN SECURITIES

      (a) Not applicable.

      (b) Not applicable.

      (c) Pursuant to a Plan of Merger and Acquisition Agreement (the "CommSoft Agreement") among the Company, Concepts Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, Communications Software Consultants, Inc., a New York corporation ("CommSoft"), and Larry A. Davis ("Davis") dated effective December 1, 1998, whereby the Company acquired substantially all of the assets of CommSoft, the Company issued 2,492,759 shares of common stock, $.01 par value ("Common Stock"), to Davis. Such Common Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied upon certain representations and warranties of Davis, including, among other things, as to his status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and his ability to evaluate the merits and risks of the transactions contemplated in the CommSoft Agreement and that the Common Stock was acquired solely for his own account for investment and not with a view to distribution.

      Pursuant to a Plan of Merger and Acquisition Agreement (the "ESC Agreement") among the Company, Billing Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, Expansion Systems Corporation, a California corporation ("ESC"), Charles E. Beckmann, James E. Owen, Thomas M. Ladew and Fred Pierson (collectively, the "ESC Shareholders"), dated effective October 1, 1998, whereby the Company acquired substantially all of the assets of ESC, the Company issued 170,000 shares of Common Stock to the ESC Shareholders. Such Common Stock was not registered under the Securities Act pursuant to the exemptions of such registration provided under Regulation D and Section 4(2) of the Securities Act. The Company relied upon certain representations and warranties of the ESC Shareholders, including, among other things, as to their status as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D) and their ability to evaluate the merits and risks of the transactions contemplated in the ESC Agreement and that the Common Stock was acquired solely for their own accounts for investment and not with a view to distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

      The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

        EXHIBIT
        NUMBER       DESCRIPTION
        ------       -----------
         2.1 Plan of Merger and Acquisition Agreement dated December 14, 1998, by and among Billing Concepts Corp., Concepts Acquisition Corp., Communications Software Consultants, Inc. and Larry A. Davis (incorporated by reference from Exhibit
                    2.1 to the Company's Current Report on Form 8-K dated December 23, 1998)

        10.1 1999 CommSoft Acquisition Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 1998)

        10.2 Form of Option Agreement between Billing Concepts Corp. and former employees of CommSoft under the 1999 CommSoft Acquisition Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 23, 1998)

        10.3 Employment Agreement dated December 18, 1998 by and between Billing Concepts Corp. and Larry A. Davis (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 23, 1998)

        27.1        Financial Data Schedule as of December 31, 1998
                    (filed herewith)

        27.2 Restated Financial Data Schedule as of September 30, 1996 (filed herewith)

        27.3 Restated Financial Data Schedule as of December 31, 1996 (filed herewith)

        27.4 Restated Financial Data Schedule as of March 31, 1997 (filed herewith)

        27.5 Restated Financial Data Schedule as of June 30, 1997 (filed herewith)

        27.6 Restated Financial Data Schedule as of September 30, 1997 (filed herewith)

        27.7 Restated Financial Data Schedule as of December 31, 1997 (filed herewith)

        27.8 Restated Financial Data Schedule as of March 31, 1998 (filed herewith)

        27.9 Restated Financial Data Schedule as of June 30, 1998 (filed herewith)

        27.10 Restated Financial Data Schedule as of September 30, 1998 (filed herewith)


      (b) Current Reports on Form 8-K:

      Current Report on Form 8-K, dated December 23, 1998, relating to the Plan of Merger and Acquisition Agreement with Communications Software Consultants, Inc. ("CommSoft").

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BILLING CONCEPTS CORP.
                                                    (Registrant)

Date: February 12, 1999                        By:  /s/ KELLY E. SIMMONS
                                                        Kelly E. Simmons
                                                    EXECUTIVE VICE PRESIDENT
                                                    CHIEF FINANCIAL OFFICER
                                                (Duly authorized and principal
                                                      financial officer)