Form 10-K/A
period 1998-09-30
BILLING CONCEPTS CORP
filed 1999-03-15
CIK 1013706

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                  FORM 10-K/A

     [X]     AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the Fiscal Year Ended September 30, 1998
                                       OR
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                                For the Transition Period from      to

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

The purpose of this amended 10-K is to correct typographical errors that are present in the version of the report filed via EDGAR. The undersigned registrant hereby amends Items 7 and 8 of its Report on Form 10-K filed on December 24, 1998 for the year ended September 30, 1998, as follows:

The last sentence of the Research and Development section of Item 7 on page 19 is amended to read: The Company intends to continue its research and development efforts in the future and anticipates spending approximately $6 million during 1999 for such expenses.

The number of weighted average common shares and common share equivalents outstanding for the pro forma condensed consolidated statement of income as reported without special charges for 1998 of Item 7 on page 23 is amended to read: 34,908.

The first sentence of the Accrued Liabilities section of note 2 of Item 8 on page 35 is amended to read: Accrued liabilities include sales taxes payable on behalf of billing customers of $18,866,000 and $15,174,000 at September 30, 1998 and 1997, respectively.

Items 7 and 8 are presented below in amended form.

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

RESULTS OF OPERATIONS

         The following table presents certain items in the Company's Consolidated Statements of Income as a percentage of total revenues:

                                                     YEAR ENDED SEPTEMBER 30,
                                                 --------------------------------
                                                  1998         1997         1996
                                                 ------       ------       ------
Operating revenues ............................   100.0%       100.0%       100.0%
Cost of revenues ..............................    61.5         62.4         64.4
                                                 ------       ------       ------
Gross profit ..................................    38.5         37.6         35.6
Selling, general and administrative expenses...    12.5         11.0         11.0
Research and development ......................     1.3          0.6          0.0
Advance funding program income ................    (4.9)        (5.9)        (6.3)
Advance funding program expense ...............     0.1          0.6          1.3
Depreciation and amortization expense .........     4.0          3.1          2.0
Special charges ...............................     1.2         17.3          0.0
                                                 ------       ------       ------
Income from operations ........................    24.3         10.9         27.6
Other income, net .............................     2.8          0.5          0.1
                                                 ------       ------       ------
Income before provision for income taxes ......    27.0         11.4         27.7
Provision for income taxes ....................   (10.9)        (8.4)       (10.5)
                                                 ------       ------       ------
Net income ....................................    16.1%         3.0%        17.2%
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

Research and Development

         Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. In 1997, the Company commenced internally funded research and development activities with respect to efforts to offer "invoice ready" billing services. During the third quarter of 1997, the Company also acquired a software development company that was actively involved in ongoing research and development efforts associated with creating new and enhanced products related to its convergent billing software platform. Research and development expenses in 1998 were $2.0 million compared to $688,000 in 1997. The Company intends to continue its research and development efforts in the future and anticipates spending approximately $6 million during 1999 for such expenses.

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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

              PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                                                      ---------------------------------------------------
                                                                                   AS                         AS
                                                                    AS          REPORTED         AS         REPORTED
                                                                 REPORTED       WITHOUT       REPORTED      WITHOUT
                                                                   WITH         SPECIAL         WITH        SPECIAL
                                                                 SPECIAL        CHARGES        SPECIAL      CHARGES
                                                                  CHARGES         (D)          CHARGES        (B)
                                                                 --------       --------     ----------    ---------
                                                                   1998           1998          1997          1997         1996
                                                                   -----          ----          ----          ----         ----
Operating revenues........................................... $   160,762     $   160,762   $   122,836   $  122,836    $  103,884
Cost of revenues.............................................      98,894          98,894        76,662       76,662        66,868
                                                              -----------     -----------   -----------   ----------    ----------
Gross profit.................................................      61,868          61,868        46,174       46,174        37,016
Selling, general and administrative expenses.................      20,111          20,111        13,565       13,565        11,445
Research and development.....................................       2,030           2,030           688          688             0
Advance funding program income...............................      (7,919)         (7,919)       (7,255)      (7,255)       (6,564)
Advance funding program expense (A)..........................         126             126           688          688         2,760
Depreciation and amortization expense........................       6,494           6,494         3,797        3,797         2,127
Special charges..............................................       2,000               0        21,252            0             0
                                                              -----------     -----------   -----------   ----------    ----------
Income from operations.......................................      39,026          41,026        13,439       34,691        27,248
Other income, net............................................       4,450           4,450           552          552           152
                                                              -----------     -----------   -----------   ----------    ----------
Income before provision for income taxes.....................      43,476          45,476        13,991       35,243        27,400
Provision for income taxes (C)...............................     (17,529)        (17,529)      (10,284)     (13,381)      (10,411)
                                                              ------------    ------------  ------------  -----------   -----------
Net income................................................... $    25,947     $    27,947   $     3,707   $   21,862    $   16,989
                                                              ===========     ===========   ===========   ==========    ==========
Net income per diluted common share.......................... $      0.74     $      0.80   $      0.11   $     0.66    $     0.55

Weighted average common shares and common share equivalents
  outstanding (E)............................................      34,908          34,908        32,518       32,976        30,770


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

Accrued Liabilities

         Accrued liabilities include sales taxes payable on behalf of billing customers of $18,866,000 and $15,174,000 at September 30, 1998 and 1997,
respectively.

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

         Scheduled maturities of debt as of September 30, 1998, are as follows:

                                                                    (IN THOUSANDS)
                                                                    --------------
Year Ending September 30,
 1999..............................................................    $    606
 2000..............................................................         606
 2001..............................................................         606
 2002..............................................................         456
                                                                       --------
                                                                       $  2,274
                                                                       ========

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

                                                                    (IN THOUSANDS)
                                                                    --------------
Year Ending September 30,
 1999..............................................................    $  3,213
 2000..............................................................       3,189
 2001..............................................................       3,131
 2002..............................................................       3,120
 2003..............................................................       2,378
 Thereafter........................................................           0
                                                                       --------
     Total minimum lease payments..................................    $ 15,031
                                                                       ========


         The Company also leases various computer equipment under capital lease arrangements. Future minimum lease payments under these capital leases, together with the present value of the net minimum lease payments as of September 30, 1998, are as follows:

                                                                    (IN THOUSANDS)
                                                                    --------------
 Total minimum lease payments......................................    $    298
 Less: Amount representing interest................................         (18)
                                                                       --------

 Present value of net minimum lease payments.......................    $    280
                                                                       ========

         Scheduled maturities of the present value of the net minimum lease payments as of September 30, 1998 are as follows:

                                                                    (IN THOUSANDS)
                                                                    --------------
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

         Option activity for the years ended September 30, 1998, 1997 and 1996 is summarized as follows:

                                                                NUMBER    WEIGHTED AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                             -----------   --------------
                  Outstanding, September 30, 1995 ........             0           --
                    Granted ..............................     4,678,008     $     5.26
                    Canceled .............................       (28,664)    $     3.89
                    Exercised ............................       (27,416)    $     3.50
                                                              ----------
                  Outstanding, September 30, 1996 ........     4,621,928     $     5.26
                    Granted ..............................     2,580,200     $    15.81
                    Canceled .............................      (179,048)    $     7.03
                    Exercised ............................    (1,443,192)    $     3.98
                                                              ----------
                  Outstanding, September 30, 1997 ........     5,579,888     $    10.43
                    Granted ..............................     1,974,662     $    10.92
                    Canceled .............................      (225,000)    $    17.60
                    Exercised ............................    (1,505,890)    $     4.96
                                                              ----------
                  Outstanding, September 30, 1998 ........     5,823,660     $    11.73
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

         The fair value for these options was estimated at the respective grant dates using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       Year ended September 30,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ---------     ----------    ----------
Expected volatility ...............                     25%            24%           25%
Expected dividend yield ...........                      0%             0%            0%
Expected life .....................               2.5 years      2.4 years       2 years
Risk-free interest rate ...........                   5.21%          6.05%         6.03%


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

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         In thousands, except per share amounts

                                                                                QUARTER ENDED
                                                                                -------------
                                                        SEPTEMBER 30,     JUNE 30,         MARCH 31,      DECEMBER 31,
                                                            1997            1997             1997            1996
                                                          --------        --------         --------        --------
Operating revenues ......................                 $ 41,094        $ 40,406         $ 41,014        $ 38,248
Income from operations ..................                    7,520           9,763           11,260          10,483
Net income ..............................                    4,825           6,901            7,368           6,853
Net income per common share - basic .....                 $   0.14        $   0.20         $   0.22        $   0.21
Net income per common share - diluted ...                 $   0.14        $   0.20         $   0.21        $   0.20

                                                                                QUARTER ENDED
                                                                                -------------
                                                        SEPTEMBER 30,     JUNE 30,         MARCH 31,      DECEMBER 31,
                                                            1997            1997             1997            1996
                                                          --------        --------         --------        --------

Operating revenues ...............................        $ 35,742        $ 31,894         $ 27,382        $ 27,818
Income from operations ...........................           9,836         (12,453)           8,195           7,861
Net income .......................................           6,261         (12,622)           5,157           4,911
Net income (loss) per common share - basic .......        $   0.19        $  (0.41)        $   0.17        $   0.16
Net income (loss) per common share - diluted .....        $   0.18        $  (0.41)        $   0.16        $   0.15

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

Date: March 4, 1999