Form 10-Q
period 1999-03-31
BILLING CONCEPTS CORP
filed 1999-05-17
CIK 1013706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

                                       or

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

      Indicated below is the number of shares outstanding of the registrant's only class of common stock at May 7, 1999:

                             NUMBER OF SHARES
       TITLE OF CLASS          OUTSTANDING
Common Stock, $.01 par value    37,194,963

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets - March 31, 1999 and September 30,
              1998...................................................................    3
          Condensed Consolidated Statements of Income - For the Three and Six Months
              Ended March 31, 1999 and 1998..........................................    4
          Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
              March 31, 1999 and 1998................................................    5
          Notes to Interim Condensed Consolidated Financial Statements...............    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations.............................................................    9
Item 3.   Quantitative and Qualitative Disclosure about Market Risk..................   19

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................   20
Item 4.   Submission of Matters to a Vote of Security Holders........................   20
Item 6.   Exhibits and Reports on Form 8-K...........................................   21

SIGNATURE...........................................................................    22

                          PART I FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                         MARCH 31,    SEPTEMBER 30,
                                                                           1999           1998
                                                                         ---------    -------------
Current assets:
 Cash and cash equivalents ...........................................   $   1,426    $       2,622
 Accounts receivable, net ............................................      15,531            9,696
 Prepaids and other ..................................................       1,360              908
 Net current assets of discontinued operations .......................      58,285           54,068
                                                                         ---------    -------------
   Total current assets ..............................................      76,602           67,294
Property and equipment, net ..........................................       5,506            4,387
Other assets, net ....................................................       6,118            6,505
Investment in equity affiliates ......................................       7,769            8,000
Net non-current assets of discontinued operations ....................      19,503           19,859
                                                                         ---------    -------------
   Total assets ......................................................   $ 115,498    $     106,045
                                                                         =========    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .............................................   $   1,244    $       1,910
  Accrued liabilities ................................................       4,117            4,615
  Current portion of long-term debt ..................................           5              471
                                                                         ---------    -------------
   Total current liabilities .........................................       5,366            6,996
Long-term debt, less current portion .................................           7            1,654
Other liabilities ....................................................         493            1,272
Deferred income taxes ................................................       1,767            1,931
                                                                         ---------    -------------
   Total liabilities .................................................       7,633           11,853
Commitments and contingencies (Note 4)
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized;
  no shares issued or outstanding at March 31 or September 30 ........           0                0
 Common stock, $0.01 par value, 75,000,000 shares authorized;
  37,170,785 shares issued and outstanding at March 31; 36,642,890
  shares issued and outstanding at September 30 ......................         372              349
Additional paid-in capital ...........................................      62,465           60,045
Retained earnings ....................................................      45,295           34,192
Deferred compensation ................................................        (267)            (394)
                                                                         ---------    -------------
   Total stockholders' equity ........................................     107,865           94,192
                                                                         ---------    -------------
   Total liabilities and stockholders' equity ........................   $ 115,498    $     106,045
                                                                         =========    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           MARCH 31,               MARCH 31,
                                                                     --------------------    --------------------
                                                                       1999        1998        1999        1998
                                                                     --------    --------    --------    --------
Operating revenues:
   Systems Group operating revenues ..............................     10,932       6,354      22,765      11,455
Operating expenses:
  Cost of revenues ...............................................      5,281       3,839      11,300       6,487
  Selling, general and administrative expenses ...................      3,671       2,270       7,298       3,962
  Research and development .......................................        843         465       1,703         898
  Depreciation and amortization expense ..........................      1,006         608       1,943       1,076
                                                                     --------    --------    --------    --------
       Total operating expenses ..................................     10,801       7,182      22,244      12,423
                                                                     --------    --------    --------    --------
Income (loss) from continuing operations .........................        131        (828)        521        (968)

Other income (expense):
 Equity in net loss of investee ..................................       (570)          0        (770)          0
 Interest income .................................................         13           5          37           8
 Interest expense ................................................        (14)        (21)        (39)        (44)
 Other, net ......................................................         (9)         11         (30)         31
                                                                     --------    --------    --------    --------
  Total other income (expense) ...................................       (580)         (5)       (802)         (5)
                                                                     --------    --------    --------    --------
Loss from continuing operations before income
   taxes .........................................................       (449)       (833)       (281)       (973)
Income tax benefit ...............................................        125         257           4         248
                                                                     --------    --------    --------    --------
Net loss from continuing operations ..............................       (324)       (576)       (277)       (725)

Discontinued operations: (Note 6)
   Income from discontinued operations, net of income taxes
     of $3,785, $4,908,  $8,048, $9,292, respectively ............      6,175       8,007      13,132      15,161
                                                                     --------    --------    --------    --------
Net income .......................................................   $  5,851    $  7,431    $ 12,855    $ 14,436
                                                                     ========    ========    ========    ========
Basic and diluted earnings (loss) per common share (Note 2):
   Continuing operations .........................................   $  (0.01)   $  (0.02)   $  (0.01)   $  (0.02)
   Discontinued operations .......................................   $   0.17    $   0.23    $   0.36    $   0.43
   Net Income ....................................................   $   0.16    $   0.21    $   0.35    $   0.41

 Weighted average common shares outstanding ......................     37,060      35,690      36,962      35,359

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           ----------------------
                                                                                              1999        1998
                                                                                           ---------    ---------
Cash flows from operating activities:
 Net income ............................................................................   $  12,855    $  14,436
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .......................................................       4,492        3,299
   Deferred compensation ...............................................................         127          390
   Equity in net loss of investee ......................................................         770            0
   Changes in operating assets and liabilities:
   Increase in accounts receivable .....................................................      (3,619)     (11,717)
   Increase (decrease) in prepaids and other ...........................................         255         (308)
   Decrease in trade accounts payable ..................................................      (2,024)      (1,821)
   Increase (decrease) in accrued liabilities ..........................................      (1,463)       8,725
   Increase in other liabilities .......................................................        (730)         117
   Decrease in deferred taxes ..........................................................           0           72
                                                                                           ---------    ---------
Net cash provided by operating activities ..............................................      10,663       13,193
Cash flows from investing activities:
 Purchases of property and equipment ...................................................      (3,322)      (3,595)
  Investments in net assets of affiliates ..............................................        (539)           0
 Collections of (payments for) purchased receivables from billing customers, net .......      11,139      (34,602)
 Collections of proceeds due (payments made) to billing customers, net .................     (20,795)      49,821
 Collections of (payments for) sales taxes due on behalf of billing customers, net .....      (7,608)       3,556
 Other investing activities ............................................................        (443)         (14)
                                                                                           ---------    ---------
Net cash (used in) provided by investing activities ....................................     (21,568)      15,166
Cash flows from financing activities:
 Proceeds from issuance of long-term debt ..............................................           0          242
 Payments on long-term debt ............................................................      (3,187)        (191)
 Payments on capital leases ............................................................        (252)        (235)
 Proceeds from issuance of common stock ................................................       1,774        5,560
                                                                                           ---------    ---------
Net cash (used in) provided by financing activities ....................................      (1,665)       5,376
                                                                                           ---------    ---------
Net (decrease) increase in cash and cash equivalents ...................................     (12,570)      33,735
Cash and cash equivalents, beginning of period .........................................     120,972       42,826
                                                                                           ---------    ---------
Cash and cash equivalents, end of period ...............................................   $ 108,402    $  76,561
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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The interim condensed consolidated financial statements included herein have been prepared by Billing Concepts Corp. ("BCC"), formerly known as Billing Information Concepts Corp., and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified for comparative purposes.

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

NOTE 2. EARNINGS PER SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. As the Company had a net loss from continuing operations for the three and six-month periods ended March 31, 1999 and 1998, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. If the Company would have had income from continuing operations for the three and six-month periods ended March 31, 1999 and 1998, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of options for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price.

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

      In September 1998, BCC acquired a 22% ownership position in Princeton eCom Corporation, formerly known as Princeton TeleCom Corporation ("PTC"), which provides Internet-based bill publishing and automated payment using secure Internet transactions or integrated voice response accessed by toll-free numbers. On March 30, 1999, BCC acquired additional shares of PTC stock, increasing the Company's ownership position to 23.35%. The Company accounts for its investment in PTC under the equity method.

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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5. RELATED PARTY TRANSACTIONS

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount, including interest outstanding, of advances to officers during the six months ended March 31, 1999 was $263,000. The Company had a $67,000 note receivable bearing interest at 7.0% from a certain officer of the Company at March 31, 1999.

NOTE 6. SUBSEQUENT EVENTS

      On April 22, 1999, the Company announced that its Board of Directors approved a plan to separate its businesses into two separate public companies (the "Distribution). The Systems and Software division ("Systems Group") will operate under an undetermined corporate name, and the Local Exchange Carrier ("LEC") Billing division ("Billing Group") will operate under the name Billing Concepts Corp. The terms of the various agreements between the proposed two entities have not been finalized, and the Company continues to evaluate the effects of taxation and other issues as they relate to this transaction. It is anticipated that prior to September 30, 1999, stockholders of Billing Concepts Corp. will receive a distribution of one share of the new company for each share of Billing Concepts Corp. owned on a record date to be determined by the Board of Directors. The Company anticipates that the details of the distribution will be reported between June 15 and July 15, 1999.

      For purposes of governing certain ongoing relationships between Systems Group and Billing Group after the Distribution and to provide for an orderly transition, Systems Group and Billing Group will enter into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the Distribution and the division between Systems Group and Billing Group of certain assets and liabilities and material indemnification provisions, (ii) the Benefits Plans and Employment Matters Allocation Agreement, providing for certain allocation of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters, (iii) the Tax Sharing Agreement pursuant to which Systems Group and Billing Group will agree to allocate tax liabilities that relate to periods prior to and after the Distribution Date.

      As a result of the Board's decision, the operating results of Billing Group are segregated and reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results and financial position have been restated to reflect continuing operations, including identifying the corporate costs and net assets that are directly related to the Systems Group and the Billing Group. Operating revenues of the discontinued operations were $34.8 million and $37.8 million for the three months ended March 31, 1999 and 1998, respectively. For the six months ended March 31, 1999 and 1998, operating revenues of the discontinued operations were $70.9 million and $73.6 million, respectively. At March 31, 1999 and September 30, 1998, the net assets of the Billing Group consisted of:

                                                    MARCH 31,     SEPTEMBER 30,
                                                       1999           1998
                                                    ---------     -------------
Current assets:
 Current assets ................................    $ 186,943     $     212,292
 Current liabilities ...........................     (128,658)         (158,224)
                                                    ---------     -------------
   Net current assets ..........................       58,285            54,068
Net fixed assets ...............................       18,322            19,499
Other non-current assets .......................        2,611             2,555
Non-current liabilities ........................       (1,430)           (2,195)
                                                    ---------     -------------
   Total net assets ............................    $  77,788     $      73,927
                                                    =========     =============

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following is a discussion of the consolidated financial condition and results of operations for Billing Concepts Corp. ("BCC"), formerly known as Billing Information Concepts Corp., and subsidiaries (collectively referred to as the "Company"), for the quarters and six months ended March 31, 1999 and 1998. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1998. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended March 31.

      On April 22, 1999, the Company announced that its Board of Directors approved a plan to separate its businesses into two separate public companies (the "Distribution"). The Systems and Software division ("Systems Group") will operate under an undetermined corporate name, and the Local Exchange Carrier ("LEC") Billing division ("Billing Group") will operate under the name Billing Concepts Corp. The terms of the various agreements between the proposed two entities have not been finalized, and the Company continues to evaluate the effects of taxation and accounting other issues as they relate to this transaction. It is anticipated that prior to September 30, 1999, stockholders of Billing Concepts Corp. will receive a distribution of one share of the new company for each share of Billing Concepts Corp. owned on a record date to be determined by the Board of Directors. The Company anticipates that the details of the distribution will be reported between June 15 and July 15, 1999.

      For purposes of governing certain ongoing relationships between Systems Group and Billing Group after the Distribution and to provide for an orderly transition, Systems Group and Billing Group will enter into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the Distribution and the division between Systems Group and Billing Group of certain assets and liabilities and material indemnification provisions, (ii) the Benefits Plans and Employment Matters Allocation Agreement, providing for certain allocation of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters, (iii) the Tax Sharing Agreement pursuant to which Systems Group and Billing Group will agree to allocate tax liabilities that relate to periods prior to and after the Distribution Date.

      As a result of the Board's decision to separate its businesses, the accompany the Condensed Consolidated Statements of Income reflect the operating results of the Billing Group as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results have been restated to reflect continuing operations, including identifying the corporate costs that are directly related to the Systems Group and the Billing Group. The operating results of the Billing Group for the three and six-month periods ended March 31, 1999 and 1998 are discussed below. A Systems Group Condensed Consolidated Pro Forma Balance Sheet and Systems Group Condensed Consolidated Pro Forma Statements of Income are also included and discussed in a separate section below.

RESULTS OF CONTINUING OPERATIONS - SYSTEMS GROUP

      The following table presents certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues:

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   MARCH 31,             MARCH 31,
                                               -----------------     -----------------
                                                1999       1998       1999       1998
                                               ------     ------     ------     ------
Systems Group operating revenues ...........    100.0%     100.0%     100.0%     100.0%
Cost of revenues ...........................     48.3       60.4       49.6       56.6
                                               ------     ------     ------     ------
Gross profit ...............................     51.7       39.6       50.4       43.4
Selling, general and administrative expenses     33.6       35.7       32.1       34.6
Research and development ...................      7.7        7.3        7.5        7.8
Depreciation and amortization expense ......      9.2        9.6        8.5        9.4
                                               ------     ------     ------     ------
Income (loss) from continuing operations ...      1.2      (13.0)       2.3       (8.4)
Other income (expense), net ................     (5.3)      (0.1)      (3.5)      (0.0)
                                               ------     ------     ------     ------
Income (loss) before income taxes ..........     (4.1)     (13.1)      (1.2)      (8.5)
Income tax benefit .........................      1.1        4.0        0.0        2.2
                                               ------     ------     ------     ------
Net income (loss) from continuing operations     (3.0)%     (9.1)%     (1.2)%     (6.3)%
                                               ======     ======     ======     ======

OPERATING REVENUES

      The Systems Group develops, sells and supports convergent billing systems for telecommunications and Internet service providers and provides direct billing outsourcing services. In addition to license and maintenance fees charged by the Systems Group for the use of its billing software applications, fees are also charged on a time and materials basis for software customization and professional services. Processing fees for direct billing services provided through the Systems Group's service bureau are assessed to customers based on volume. Systems Group revenues also include retail sales of third party computer hardware and software. Total revenues for the quarter ended March 31, 1999 were $10.9 million, an increase of 70.3% from the comparable prior year quarter of $6.4 million. During the first six months of 1999, total revenues increased 98.3% to $22.8 million from $11.5 million during the comparable period of 1998. The increase in revenues from the prior year periods was primarily attributable to the increase in professional services revenues.

COST OF REVENUES

      Cost of revenues includes the cost of third party computer hardware and software sold, and the salaries and benefits of software development, technical, service bureau and professional service personnel who generate revenue from contracted services. The gross profit margin of 51.7% reported for the quarter ended March 31, 1999, increased from 39.6% achieved in the second quarter of 1998. The gross profit margin of 50.4% reported for the six months ended March 31, 1999, increased from 43.4% achieved in the respective prior year period. The increase in software license fees as a percentage of total revenues in 1999 served to improve gross margin due to the higher margins associated with systems sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Software Group. Additionally, costs driven exclusively by corporate-level activities have been included in the operating results of the Software Group. Consequently, restated historical SG&A expenses for the Software Group may not be indicative of the amount of SG&A expenses that the Software Group would have incurred as an independent, stand-alone entity. SG&A expenses for the second quarter of 1999 and 1998 were $3.7 million and $2.3 million, representing 33.6% and 35.7% of revenues, respectively. SG&A expenses for the first six months of 1999 increased to $7.3 million, or 32.1% of revenues, from $4.0 million, or 34.6% of revenues, in the comparable period of 1998. The decrease in SG&A from the prior year periods as a percentage of total revenues was primarily attributable to the growth in revenues.

RESEARCH AND DEVELOPMENT

      Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. R&D expenses in the second quarter of 1999 were $843,000 compared to $465,000 in the second quarter of 1998. For the six months ended March 31, 1999 and 1998, R&D expenses were $1.7 million and $898,000, respectively. The Systems Group intends to continue its research and development efforts in the future and anticipates spending up to $4 million during 1999 for such expenses.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, goodwill and other intangibles. Asset lives range between three and fifteen years. Depreciation and amortization expense was $1.0 million in the second quarter of 1999 compared with $608,000 in the second quarter of 1998. Depreciation and amortization expense as a percentage of revenues was 9.2% and 9.6% in the second quarter of 1999 and 1998, respectively. For the first six months of 1999, depreciation and amortization expense was $1.9 million, or 8.5% of revenues, compared to $1.1 million, or 9.4% of revenues, for the first six months of 1998. The decrease in depreciation and amortization expense as a percentage of revenues from the prior year periods is attributable to increased revenues.

INCOME (LOSS) FROM CONTINUING OPERATIONS

      Income from operations in the second quarter of 1999 was $131,000, compared to a loss from operations of $828,000 in the second quarter of 1998. Income from operations in the first six months of 1999 increased to $521,000 from a loss of $968,000 in the first six months of 1998. The increase in income from operations from the prior year periods is attributable to a higher gross profit margin and lower SG&A and depreciation expenses as a percentage of revenues.

OTHER EXPENSE

      Net other expense of $580,000 and $802,000 for the quarter and six months ended March 31, 1999 compares to net other expense of $5,000 in both the comparable periods of 1998. The increase from the prior year periods was primarily due to the Systems Group's equity in the loss of its investee, Princeton eCom Corporation, since the Systems Group's initial investment in September 1998.

RESULTS OF DISCONTINUED OPERATIONS - BILLING GROUP

      The following table reflects the operations of Billing Group for the three and six-month periods ended March 31, 1999 and 1998, which are reflected as discontinued operations on the Condensed Consolidated Statements of Income.

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     MARCH 31,               MARCH 31,
                                               --------------------    --------------------
                                                              (IN THOUSANDS)
                                                 1999        1998        1999        1998
                                               --------    --------    --------    --------
Billing Group operating revenues ...........   $ 34,782    $ 37,813    $ 70,861    $ 73,573
Cost of revenues ...........................     22,125      23,170      44,636      45,337
                                               --------    --------    --------    --------
Gross profit ...............................     12,657      14,643      26,225      28,236
Selling, general and administrative expenses      3,720       3,486       7,281       6,737
Research and development ...................        208          75         645         450
Advance funding program income, net ........       (975)     (2,240)     (2,183)     (4,264)
Depreciation and amortization expense ......      1,258       1,125       2,549       2,251
                                               --------    --------    --------    --------
Income from discontinued operations ........      8,446      12,197      17,933      23,062
Other income, net ..........................      1,514         718       3,247       1,391
                                               --------    --------    --------    --------
Income before income taxes .................      9,960      12,915      21,180      24,453
Income tax expense .........................     (3,785)     (4,908)     (8,048)     (9,292)
                                               --------    --------    --------    --------
Net income from discontinued operations ....   $  6,175    $  8,007    $ 13,132    $ 15,161
                                               ========    ========    ========    ========

OPERATING REVENUES

      Billing Group services revenues decreased 8.0% to $34.8 million in the second quarter of 1999, from $37.8 million in the second quarter of 1998. For the first six months of 1999, Billing Group services decreased 3.7% to $70.9 million, from $73.6 million in the first six months of 1998. The decrease in Billing Group services revenue from the prior periods was attributable to a decrease in the number of call records processed. The number of call records processed for billing was impacted by "slamming and cramming" issues that have occurred in the long distance industry. These "slamming and cramming" issues have caused some of the larger LECs to affect the ability of certain of the Billing Group's customers to market certain services. Also, as a proactive measure, the Billing Group has taken action against certain customers that include, but is not limited to, the cessation of billing for certain new or existing products. Management believes that its actions have mitigated the effects of "slamming and cramming" issues on the call record volumes of its current customer base. Telephone call record volumes were as follows:

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                               MARCH 31,            MARCH 31,
                                            ---------------     ---------------
                                             1999     1998       1999     1998
                                            ------   ------     ------   ------
                                             (IN MILLIONS)       (IN MILLIONS)
Direct dial long distance services ......    152.1    164.6      304.3    324.9
Operator services .......................     23.4     36.9       47.9     73.8
Enhanced billing services ...............      1.0      3.3        2.4      6.4
Billing management services .............     60.6     86.9      113.8    183.8

      Although billing management records decreased significantly from the prior quarter, the impact on revenues was minimal because revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Billing Group's other customers.

COST OF REVENUES

      The gross profit margin of 36.4% and 37.0% reported for the quarter and six months ended March 31, 1999, decreased from 38.7% and 38.4% achieved in the respective prior year periods. The decrease in margin from the prior periods is attributable to the loss of certain higher margin revenues in enhanced billing services and the decrease in revenues from billing inquiry calls to the Company's call centers. The decrease in both of these revenue sources is the result of certain LEC's actions regarding slamming and cramming issues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      SG&A expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Billing Group. Costs driven by corporate-level activities have been included in the operating results of the Software Group. Consequently, restated historical SG&A expenses for the Billing Group may not be indicative of the amount of SG&A expenses that the Billing Group would have incurred as an independent, stand-alone entity. SG&A expenses for the second quarter of 1999 and 1998 were $3.7 million and $3.5 million, representing 10.7% and 9.2% of revenues, respectively. SG&A expenses for the first six months of 1999 increased to $7.3 million, or 10.3% of revenues, from $6.7 million, or 9.2% of revenues, in the comparable period of 1998. The increase in SG&A as a percentage of revenue was primarily due to the decrease in revenues.

RESEARCH AND DEVELOPMENT

      Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. Research and development expenses were $208,000 in the second quarter of 1999 and $645,000 for the first six months of 1999 compared to $75,000 and $450,000 in the second quarter and first six months of 1998. The Billing Group intends to continue its research and development efforts in the future and anticipates spending up to $700,000 during the last six months of 1999 for such expenses.

ADVANCE FUNDING PROGRAM INCOME AND EXPENSE

      Advance funding program income decreased 55.7% to $1.0 million for the second quarter of 1999 from $2.3 million for the second quarter of 1998. Advance funding program income for the first six months of 1999 decreased 48.1% to $2.2 million from $4.3 million in the first six months of 1998. The decrease was primarily the result of financing a lower level of customer receivables under the Billing Group's advance funding program. The quarterly average balance of purchased receivables was $55.3 million and $88.4 million for the six months ended March 31, 1999 and 1998, respectively.

      Advance funding program expense was flat at $61,000 and $63,000 for the first six months of 1999 and 1998, respectively. The Billing Group financed all customer receivables during both periods with internally generated funds rather than with funds borrowed through the Billing Group's revolving credit facility. The expense recognized during both 1999 and 1998 represents unused credit facility fees and is the minimum expense that the Billing Group could have incurred during these periods.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense was $1.3 million in the second quarter of 1999 compared with $1.1 million in the second quarter of 1998. Depreciation and amortization expense as a percentage of revenues was 3.6% and 3.0% in the second quarter of 1999 and 1998, respectively. For the first six months of 1999, depreciation and amortization expense was $2.5 million, or 3.6% of revenues, compared to $2.3 million, or 3.1% of revenues, for the first six months of 1998.

INCOME FROM DISCONTINUED OPERATIONS

      Income from discontinued operations in the second quarter of 1999 was $8.4 million, or 24.3% of revenues, compared to income from discontinued operations of $12.2 million, or 32.3% of revenues, in the second quarter of 1998. Income from discontinued operations in the first six months of 1999 decreased to $17.9 million, or 25.3% of revenues, from $23.1 million, or 31.3% of revenues, in the first six months of 1998. The decrease in income from discontinued operations as a percentage of revenues from the prior year periods is attributable to higher SG&A and depreciation expenses as a percentage of revenues and a lower gross profit margin.

OTHER INCOME

      Net other income of $1.5 million and $3.2 million in the quarter and six months ended March 31, 1999 increased from $718,000 and $1.4 million in the quarter and six months ended March 31, 1998, respectively. The increase from the prior year periods was primarily due to increased interest income from short-term investments due to higher cash reserves. Interest expense was also lower in the first six months of 1999 due to the paydown of long-term debt.

EFFECTS OF SEPARATION OF SYSTEMS GROUP AND BILLING GROUP BUSINESSES

      The Condensed Consolidated Statements of Income included in this report reflect the continuing and discontinued operations of the Company for the three and six-month periods ended March 31, 1999 and 1998. Included below is supplemental pro forma financial information that management believes is important to provide a more complete understanding of the results of Systems Group, excluding its Billing Group, on a stand-alone basis. Condensed Consolidated Pro Forma Statements of Income are presented below for each of the last three fiscal years, as well as for the six-month periods ended March 31, 1999 and 1998. These Condensed Consolidated Pro Forma Statements of Income are based on the historical statements of the periods presented, adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Condensed Consolidated Pro Forma Statements of Income give effect to the Distribution as if it had occurred on October 1, 1995. A Condensed Consolidated Pro Forma Balance Sheet at March 31, 1999 is also presented which gives effect to the Distribution as if it had occurred on March 31, 1999. The pro forma adjustments reflect the anticipated terms of the Distribution Agreement and the related spinoff agreements, which are expected to have a continuing impact on Systems Group. Neither the Condensed Consolidated Pro Forma Statements of Income nor the Condensed Consolidated Pro Forma Balance Sheet reflects an estimate of the direct costs to be incurred in connection with the Distribution.

      The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes and with the Company's historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The pro forma financial statements are forward-looking and should not be considered indicative of the operating results or financial positions which Systems Group will achieve in the future if it were operated on an independent, stand-alone basis because, among other things, these statements are based on historical rather than prospective information and include certain assumptions which are subject to change.

      The unaudited Condensed Consolidated Pro Forma Statements of Income and the Condensed Consolidated Pro Forma Balance Sheet reflect, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the periods presented and financial position at March 31, 1999 to make the unaudited pro forma statements not misleading.

                                  SYSTEMS GROUP
              CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS
                                                            YEAR ENDED SEPTEMBER 30,          ENDED MARCH 31,
                                                        --------------------------------    --------------------
                                                          1998        1997        1996       1999         1998
                                                        --------    --------    --------    --------    --------
Operating revenues ..................................   $ 28,481    $ 11,786    $  5,537    $ 22,765    $ 11,455
Cost of revenues ....................................     15,417       6,963       3,507      11,300       6,487
                                                        --------    --------    --------    --------    --------
  Gross profit ......................................     13,064       4,823       2,030      11,465       4,968
Selling, general and administrative expenses ........      9,539       2,015       1,154       7,298       3,962
Research and development ............................      2,109       1,067         335       1,703         898
Depreciation and amortization expense ...............      2,514         494         141       1,943       1,076
Special charges .....................................      2,000      13,011           0           0           0
                                                        --------    --------    --------    --------    --------
  Income (loss) from operations .....................     (3,098)    (11,764)        400         521        (968)
Equity in net loss of investee ......................          0           0           0        (770)          0
Other income (expense), net .........................        116          40          10         (32)         (5)
                                                        --------    --------    --------    --------    --------
Income (loss) before provision for income taxes .....     (2,982)    (11,724)        410        (281)       (973)
Provision for income taxes (A) ......................          0           0        (166)          0           0
                                                        --------    --------    --------    --------    --------
Net income (loss) ...................................   $ (2,982)   $(11,724)   $    244    $   (281)   $   (973)
                                                        ========    ========    ========    ========    ========

                                  SYSTEMS GROUP
                 CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET
                                AT MARCH 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             PRO FORMA
                                                HISTORICAL   ADJUSTMENT      PRO FORMA
                                                ----------   ----------      ----------
ASSETS
 Total current assets .......................   $   18,317   $  111,236(B)   $  129,553
 Net property and equipment .................        5,506         --             5,506

 Other assets, net ..........................       13,887         --            13,887
                                                ----------   ----------      ----------
   Total assets .............................   $   37,710   $  111,236      $  148,946
                                                ==========   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

 Total current liabilities ..................   $    5,366         --        $    5,366
 Long-term obligations ......................        2,267         --             2,267
 Total stockholders' equity .................       30,077   $  111,236         141,313
                                                ----------   ----------      ----------
   Total liabilities and stockholders' equity   $   37,710   $  111,236      $  148,946
                                                ==========   ==========      ==========

Notes to unaudited condensed consolidated pro forma financial statements:

(A)On its historical Condensed Consolidated Statements of Income, the Company has reported income on a pre-tax basis and, consequently, income tax expense. On a pro forma stand-alone basis, Systems Group has incurred losses with the exception of the year ended September 30, 1996. However, no tax benefit is reflected on the pro forma Condensed Consolidated Statements of Income for those years and periods for which a loss was reported.

(B)Cash has historically been managed by a centralized cash management department in the Company. Consequently, cash was not allocated among the subsidiaries but was recorded on the balance sheet of the Company. The anticipated terms of the Distribution Agreement call for Billing Group to transfer to Systems Group an amount of cash on the Distribution Date equal to the working capital balance of the consolidated balance sheet prior to the distribution in addition to as much as $40,000,000. The calculation of the cash amount to be transferred by Billing Group to Systems Group will be based on current assets and current liabilities as reported on the consolidated balance sheet on the month end immediately preceding the Distribution and is subject to change at any time prior to the execution of the Distribution Agreement in light of changes in the financial position and results of operation of Billing Group and Systems Group. Had the Distribution Date been March 31, 1999, the amount of cash that could have been transferred from Billing Group to Systems Group would have been $111,236,000.

LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY

      The Company's cash balance, including that held by its discontinued operations, decreased to $108.4 million at March 31, 1999 from $121.0 million at September 30, 1998. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its customers. The Company's working capital position increased to $71.2 million at March 31, 1999 from $60.2 million at September 30, 1998. Net cash provided by operating activities was $10.7 million and $13.2 million in the first six months of 1999 and 1998, respectively.

      The Company has a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on December 20, 1999. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. No amounts were borrowed by the Company under its credit facility to finance the advance funding program at either March 31, 1999 or September 30, 1998. At March 31, 1999, the amount available under the Company's receivable financing facility was $50.0 million.

      Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all required covenants at March 31, 1999.

      Capital expenditures amounted to approximately $3.3 million in the first six months of 1999 and related primarily to purchases of computer equipment and software. The Company anticipates capital expenditures before acquisitions of up to $8 million in the next six months of 1999, including expenditures for development, leasehold improvements and computer equipment and software. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

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

      The Company has been evaluating its Programs and Systems to identify potential Year 2000 readiness problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate Year 2000 compliance and conversion. The Year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date-sensitive information for the Year 2000 and beyond. Unless modified prior to December 31, 1999, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. The Company filed a Year 2000 Certification Request with ITAA (Information Technology Association of America) in January 1999. The Company has installed its Year 2000 compliant Modular Business Applications ("MBA") Version 4.0 in its Service Bureau operation, which is processing 11 clients, and also has successfully installed the MBA Version 4.0 into production at one of its largest MBA clients. The Company made a general release of MBA Version 4.0 available in the second fiscal quarter of 1999. The Company believes that all significant modifications and replacements required to make its systems that perform LEC billing Year 2000 compliant were completed during April 1999. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by Company personnel.

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

      Management of the Company currently anticipates that the total expenses and capital expenditures associated with its Year 2000 readiness project, including costs associated with modifying the Programs and Systems and the cost of purchasing or leasing certain hardware and software, will be less than $3 million. As of March 31, 1999, the Company has spent approximately $1.5 million on capital expenditures for related hardware and software and incurred and expensed approximately $450,000 in personnel and other costs related to the Year 2000 readiness process. The Company anticipates incurring less than $1 million in additional personnel and other costs, which will be expensed as incurred. The cost of Year 2000 readiness and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on February 25, 1999, the following matters were adopted by the margins indicated:

     1. To elect directors Parris H. Holmes, Jr. and Alan W. Saltzman to serve until the 2002 Annual Meeting of Stockholders.

                  For:                          30,366,099
                  Against:                      611,532
                  Abstain:                      N/A

     2. To ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending September 30, 1999.

                  For:                          30,823,751
                  Against:                      122,760
                  Abstain:                      31,120


     The following directors continue their term of office subsequent to the Annual Meeting: Lee Cooke, James E. Sowell and Thomas G. Loeffler.

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

          EXHIBIT
          NUMBER    DESCRIPTION

          27.1    Financial Data Schedule (filed herewith)

      (b) Current Reports on Form 8-K:

         8-K dated April 22, 1999, filed April 29, 1999, regarding the news release announcing the Board approval to separate BCC into two companies.

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BILLING CONCEPTS CORP.
                                                     (Registrant)

Date: May 14, 1999                        By:     /s/  KELLY E. SIMMONS
                                                       Kelly E. Simmons
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (Duly authorized and principal
                                                    financial officer)