Form 10-Q
period 1999-06-30
BILLING CONCEPTS CORP
filed 1999-08-16
CIK 1013706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999
                                       or
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from     to      .

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

      Indicated below is the number of shares outstanding of the registrant's only class of common stock at August 6, 1999:

                                       NUMBER OF SHARES
                 TITLE OF CLASS          OUTSTANDING
          Common Stock, $.01 par value    37,353,110

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial
          Statements (Unaudited)
          Condensed Consolidated Balance Sheets -
            June 30, 1999 and September 30, 1998............................ 3
          Condensed Consolidated Statements of Income -
            For the Three and Nine months Ended June 30, 1999 and 1998...... 4
          Condensed Consolidated Statements of Cash Flows -
            For the Nine months Ended June 30, 1999 and 1998................ 5
          Notes to Interim Condensed Consolidated Financial Statements...... 6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.........21

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................................22
Item 6.   Exhibits and Reports on Form 8-K..................................23

SIGNATURE...................................................................24

                           PART I FINANCIAL INFORMATION
           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                      ASSETS
                                                                                   JUNE 30,       SEPTEMBER 30,
                                                                                     1999             1998
                                                                                   ---------     ---------------
Current assets:
 Cash and cash equivalents ....................................................    $     529     $         2,622
 Accounts receivable, net .....................................................       19,121               9,696
 Prepaids and other ...........................................................          744                 908
 Net current assets of discontinued operations ................................       57,797              54,068
                                                                                   ---------     ---------------
   Total current assets .......................................................       78,191              67,294
Property and equipment, net ...................................................        7,029               4,387
Other assets, net .............................................................        5,806               6,505
Investment in equity affiliates ...............................................        7,331               8,000
Net non-current assets of discontinued operations .............................       18,889              19,859
                                                                                   ---------     ---------------
   Total assets ...............................................................    $ 117,246     $       106,045
                                                                                   =========     ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ......................................................    $   1,133     $         1,910
  Accrued liabilities .........................................................        2,867               4,615
  Current portion of long-term debt ...........................................            0                 471
                                                                                   ---------     ---------------
   Total current liabilities ..................................................        4,000               6,996
Long-term debt, less current portion ..........................................            0               1,654
Other liabilities .............................................................          635               1,272
Deferred income taxes .........................................................        1,685               1,931
                                                                                   ---------     ---------------
   Total liabilities ..........................................................        6,320              11,853
Commitments and contingencies (Note 4)
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares
   issued or outstanding at June 30 or September 30 ...........................            0                   0
 Common stock, $0.01 par value, 75,000,000 shares authorized; 37,283,882 shares issued and outstanding at June 30; 36,642,890 shares issued and outstanding
   at September 30 ............................................................          373                 366
Additional paid-in capital ....................................................       63,172              60,028
Retained earnings .............................................................       47,584              34,192
Deferred compensation .........................................................         (203)               (394)
                                                                                   ---------     ---------------
   Total stockholders' equity .................................................      110,926              94,192
                                                                                   ---------     ---------------
   Total liabilities and stockholders' equity .................................    $ 117,246     $       106,045
                                                                                   =========     ===============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BILLING CONCEPTS CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       JUNE 30,                 JUNE 30,
                                                                ---------------------     ---------------------
                                                                  1999         1998         1999         1998
                                                                --------     --------     --------     --------
Operating revenues:
   Software Group operating revenues .......................    $ 11,296     $  7,302     $ 34,061     $ 18,757
Operating expenses:
   Cost of revenues ........................................       5,047        4,476       16,347       10,963
   Selling, general and administrative expenses ............       4,156        2,349       11,454        6,311
   Research and development ................................       1,185          548        2,888        1,446
   Depreciation and amortization expense ...................       1,080          685        3,023        1,761
   Special charges .........................................         806            0          806            0
                                                                --------     --------     --------     --------
      Total operating expenses .............................      12,274        8,058       34,518       20,481
                                                                --------     --------     --------     --------
Loss from continuing operations ............................        (978)        (756)        (457)      (1,724)

Other income (expense):
  Equity in net loss of investee ...........................        (438)           0       (1,208)           0
  Interest income ..........................................          20            3           57           11
  Interest expense .........................................           0          (38)         (39)         (82)
  Other, net ...............................................          (4)         166          (34)         197
                                                                --------     --------     --------     --------
   Total other income (expense) ............................        (422)         131       (1,224)         126
                                                                --------     --------     --------     --------
Loss from continuing operations before income taxes ........      (1,400)        (625)      (1,681)      (1,598)
Income tax benefit .........................................         514          181          518          429
                                                                --------     --------     --------     --------
Net loss from continuing operations ........................        (886)        (444)      (1,163)      (1,169)

Discontinued operations (Note 6):
   Income from discontinued operations, net of income
     taxes of $1,945, $4,379, $9,993, $13,671, respectively.       3,173        7,144       16,305       22,305
                                                                --------     --------     --------     --------
Net income .................................................    $  2,287     $  6,700     $ 15,142     $ 21,136
                                                                ========     ========     ========     ========

Basic and diluted earnings (loss) per common share (Note 2):
   Continuing operations ...................................    $  (0.02)    $  (0.01)    $  (0.03)    $  (0.03)
   Discontinued operations .................................    $   0.08     $   0.20     $   0.44     $   0.62
                                                                --------     --------     --------     --------
   Net income ..............................................    $   0.06     $   0.19     $   0.41     $   0.59

  Weighted average common shares outstanding ...............      37,203       36,181       37,043       35,633
                                                                ========     ========     ========     ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                         JUNE 30,
                                                                    1999         1998
                                                                  --------     --------
Cash flows from operating activities:
 Net loss from continuing operations .........................    $ (1,163)    $ (1,169)
  Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
   Depreciation and amortization .............................       3,023        1,761
   Deferred compensation .....................................         191          193
   Gain on disposition of equipment ..........................           0         (197)
   Equity in net loss of investee ............................       1,208            0
   Changes in operating assets and liabilities:
    Increase in accounts receivable ..........................      (9,346)      (1,366)
    Increase (decrease) in prepaids and other ................         170         (834)
    Decrease in trade accounts payable .......................      (1,127)        (928)
    Increase (decrease) in accrued liabilities ...............      (2,766)       7,812
    Increase (decrease) in other liabilities .................        (637)         430
    Increase in deferred taxes ...............................           0           32
                                                                  --------     --------
Net cash provided by (used in) continuing operations .........     (10,447)       5,734
Net cash provided by (used in) discontinued operations .......      13,049      (12,510)
Cash flows from investing activities:
 Purchases of property and equipment .........................      (3,836)      (2,880)
 Investments in net assets of affiliates .....................        (539)           0
 Proceeds from sale of equipment .............................           0          538
 Other investing activities ..................................        (376)        (220)
                                                                  --------     --------
Net cash used in investing activities ........................      (4,751)      (2,562)
Cash flows from financing activities:
 Proceeds from issuance of long-term debt ....................           0          962
 Payments on long-term debt ..................................      (2,125)        (174)
 Proceeds from issuance of common stock ......................       2,181        7,355
                                                                  --------     --------
Net cash provided by financing activities ....................          56        8,143
                                                                  --------     --------
Net decrease in cash and cash equivalents ....................      (2,093)      (1,195)
Cash and cash equivalents, beginning of period ...............       2,622        2,314
                                                                  --------     --------
Cash and cash equivalents, end of period .....................    $    529     $  1,119
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

NOTE 2. EARNINGS PER SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. As the Company had a net loss from continuing operations for the three and nine-month periods ended June 30, 1999 and 1998, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. If the Company would have had income from continuing operations for the three and nine-month periods ended June 30, 1999 and 1998, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of options for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3. ACQUISITIONS

      Effective October 1, 1998, the Company acquired Expansion Systems Corporation ("ESC"), a privately held company headquartered in Glendale, California that develops and markets billing and registration systems to Internet Service Providers ("ISPs") under its flagship products TOTALBILL and INSTANTREG. An aggregate of 170,000 shares of the Company's common stock was issued in connection with this transaction, which has been accounted for as a pooling of interests combination. The consolidated financial statements for periods prior to the combination have not been restated to include the accounts and results of operations of ESC due to the transaction not having a significant impact on the Company's prior period financial position or results of operations as none of ESC's assets, liabilities, revenues, expenses or income (loss) exceeded 2% of the Company's consolidated respective amounts as of or for any of the three years in the period ended September 30, 1998.

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

      In September 1998, BCC acquired a 22% ownership position in Princeton eCom Corporation, formerly known as Princeton TeleCom Corporation ("PTC"), which provides Internet-based bill publishing and automated payment using secure Internet transactions or integrated voice response accessed by toll-free numbers. Through June 30, 1999, BCC has acquired additional shares of PTC stock, increasing the Company's ownership position to approximately 23%. Subsequent to June 30, 1999, BCC acquired additional shares of PTC stock increasing the Company's ownership position to approximately 24%. The Company accounts for its investment in PTC under the equity method.

NOTE 4. COMMITMENTS AND CONTINGENCIES

      A lawsuit was filed on December 31, 1998, in the United States District Court in San Antonio, Texas by an alleged stockholder of the Company against the Company and various of its officers and directors, alleging unspecified damages as a result of alleged false statements in various press releases prior to November 19, 1998. Although no assurances can be given, the Company believes it has meritorious defenses to this action and intends to defend itself vigorously. The Company believes it is unlikely that the final outcome of this proceeding will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of such proceeding will not have an adverse effect on the Company's results of operations for the fiscal period in which such resolution occurs.

      The Company faces the possibility that a $1.0 million default judgment will be entered against it as a result of a garnishment action in Wisconsin state court. The Company was not alleged to have done anything wrong, and its liability is based solely on a failure by former in-house counsel to timely answer the garnishment lawsuit. The underlying judgment was against a former customer of the Company. The class plaintiff's attempt to collect that judgment through moneys held by the Company on behalf of its former customer gave rise to the garnishment action against the Company. The Company intends to vigorously pursue legal arguments that could result in the judgment being vacated. In addition, the Company intends to oppose the plaintiff's expected efforts to add attorney's fees to the judgment and to assess interest on the judgment at a 12% rate since the original default in 1996. The Company posted a third-quarter charge in the amount of $1.8 million to cover the contingent liability that it continues to challenge.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

NOTE 5. RELATED PARTY TRANSACTIONS

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount, including interest outstanding, of advances to officers during the nine months ended June 30, 1999 was $263,000. The Company had a $68,000 note receivable bearing interest at 7.0% from a certain officer of the Company at June 30, 1999.

NOTE 6. SPINOFF OF LEC BILLING GROUP

      On April 22, 1999, the Company announced that its Board of Directors approved a plan to separate its businesses into two separate public companies (the "Distribution"). The Systems and Software division ("Software Group") will operate under the name Aptis. It is anticipated that BCC will change its name to Aptis Corp. ("Aptis") prior to the Distribution Date, and the Local Exchange Carrier ("LEC") Billing division ("Billing Group") will, at the Distribution Date, operate as a new public company under the name Billing Concepts Corp. ("Billing"). The terms of the various agreements between the proposed two entities have not been finalized, and the Company continues to evaluate the effects of taxation and other issues as they relate to this transaction. The Company anticipates that prior to November 1999, stockholders of the Company will receive a distribution of one share of the new company for each share of common stock of the Company owned on a record date to be determined by the Board of Directors. Any references to the Billing Group relate to the discontinued operations in the accompanying interim condensed consolidated financial statements. In addition, the Distribution is subject to the existence of favorable general economic and financial conditions, and the Board of Directors of the Company has reserved the right to abandon, defer or modify any and all aspects of the Distribution at any time prior to the date of the Distribution.

      For purposes of governing certain ongoing relationships between the Software Group and the Billing Group after the Distribution and to provide for an orderly transition, the Software Group and the Billing Group will enter into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the Distribution and the division between the Software Group and the Billing Group of certain assets and liabilities and material indemnification provisions, (ii) the Benefit Plans and Employment Matters Allocation Agreement, providing for certain allocation of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters, and (iii) the Tax Sharing Agreement pursuant to which the Software Group and the Billing Group will agree to allocate tax liabilities that relate to periods prior to and after the Distribution Date.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. SPINOFF OF LEC BILLING GROUP (CONTINUED)

      As a result of the Board's decision, the operating results of the Software Group are segregated and reported as continuing operations while the Billing Group operating results are segregated and reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results and financial position have been restated to reflect continuing operations, including identifying the corporate costs and net assets that are directly related to the Software Group and the Billing Group. Operating revenues of the discontinued operations were $31.7 million and $36.2 million for the three months ended June 30, 1999 and 1998, respectively. For the nine months ended June 30, 1999 and 1998, operating revenues of the discontinued operations were $102.5 million and $109.8 million, respectively. At June 30, 1999 and September 30, 1998, the net assets of the Billing Group consisted of:

                                                     JUNE 30,     SEPTEMBER 30,
                                                      1999            1998
                                                    ---------     -------------
                                                           (IN THOUSANDS)
Current assets:
 Cash ..........................................    $ 118,866     $     118,350
 Other current assets ..........................       67,436            93,942
 Current liabilities ...........................     (128,505)         (158,224)
                                                    ---------     -------------
   Net current assets ..........................       57,797            54,068
Net fixed assets ...............................       17,695            19,499
Other non-current assets .......................        2,698             2,555
Non-current liabilities ........................       (1,504)           (2,195)
                                                    ---------     -------------
Total net assets ...............................    $  76,686     $      73,927
                                                    =========     =============

NOTE 7. SPECIAL CHARGES

      The special charges of $806,000 incurred during the quarter ended June 30, 1999, are associated with the previously announced intent to spinoff the Billing Group. These costs relate to professional expenses incurred from attorneys, accountants and underwriters. Over the next 18 months, total costs associated with separating the businesses could reach $3.0 million and the cost of moving the Software Group to Austin, Texas could be an additional $5.0 million, but no assurances can be made that these costs will not exceed such estimates.

ITEM 2.

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING WITHOUT LIMITATION STATEMENTS THAT USE TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "CONTINUE," "ESTIMATE," "EXPECT," "INTEND," "MAY," "PLAN," "PREDICT," "SHOULD," "WILL" AND SIMILAR EXPRESSIONS, ARE FORWARD-LOOKING STATEMENTS, AND SUCH STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS, SOME OF WHICH ARE DESCRIBED BELOW. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS, DISCUSSIONS REGARDING THE DISTRIBUTION, WHETHER SUCH DISTRIBUTION WILL ULTIMATELY OCCUR, THE COMPANY'S BUSINESS STRATEGY AND EXPECTATIONS CONCERNING THE COMPANY'S MARKET POSITION, FUTURE OPERATIONS, PROFITABILITY AND LIQUIDITY AND CAPITAL RESOURCES. ALL PHASES OF THE OPERATIONS OF THE COMPANY INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE OUTSIDE THE CONTROL OF THE COMPANY AND ANY ONE OF WHICH, OR A COMBINATIONS OF WHICH, COULD MATERIALLY AFFECT THE RESULTS OF THE COMPANY'S OPERATIONS AND WHETHER THE FORWARD-LOOKING STATEMENTS ULTIMATELY PROVE TO BE CORRECT. ACTUAL RESULTS AND TRENDS IN THE FUTURE MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS INCLUDING, BUT NOT LIMITED TO, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATIONS AND SUPERVISION, SEASONALITY, DISTRIBUTION NETWORKS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONETIME EVENTS, STATE AND FEDERAL REGULATIONS, ANY CHANGES THEREIN, AND ANY LEGAL OR REGULATORY DELAYS OR OTHER FACTORS BEYOND THE COMPANY'S CONTROL; ADVERSE RULINGS, JUDGMENTS OR SETTLEMENTS IN LITIGATION OR OTHER LEGAL MATTERS; ACTIONS OF CUSTOMERS AND COMPETITORS; THE CONDITIONS OF THE CAPITAL MARKETS AND EQUITY MARKETS DURING THE PERIOD COVERED BY THE FORWARD-LOOKING STATEMENTS AND OTHER FACTORS DESCRIBED HEREIN AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. BASED ON CHANGING CONDITIONS, SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE FOREGOING. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO ANY SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following is a discussion of the consolidated financial condition and results of operations for Billing Concepts Corp. ("BCC"), formerly known as Billing Information Concepts Corp., and subsidiaries (collectively referred to as the "Company"), for the quarters and nine months ended June 30, 1999 and 1998. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1998. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended June 30.

      On April 22, 1999, the Company announced that its Board of Directors approved a plan to separate its businesses into two separate public companies (the "Distribution"). The Systems and Software division ("Software Group") will operate under the name Aptis. It is anticipated that BCC will change its name to Aptis Corp. ("Aptis") prior to the Distribution Date, and the Local Exchange Carrier ("LEC") Billing division ("Billing Group") will, on the Distribution Date, operate as a new public company under the name Billing Concepts Corp. ("Billing"). The terms of the various agreements between the proposed two entities have not been finalized, and the Company continues to evaluate the effects of taxation and other issues as they relate to this transaction. The Company anticipates that prior to November 1999, stockholders of the Company will receive a distribution of one share of the new company for each share of common stock of the Company owned on a record date to be determined by the Board of Directors. In addition, the Distribution is subject to the existence of favorable general economic and financial conditions, and the Board of Directors of the Company has reserved the right to abandon, defer or modify any and all aspects of the Distribution at any time prior to the date of the Distribution. Any references to the Billing Group relate to the discontinued operations in the accompanying interim condensed consolidated financial statements.

      For purposes of governing certain ongoing relationships between the Software Group and the Billing Group after the Distribution and to provide for an orderly transition, the Software Group and the Billing Group will enter into certain agreements. Such agreements include: (i) the Distribution Agreement, providing for, among other things, the Distribution and the division between the Software Group and the Billing Group of certain assets and liabilities and material indemnification provisions, (ii) the Benefit Plans and Employment Matters Allocation Agreement, providing for certain allocation of responsibilities with respect to benefit plans, employee compensation, and labor and employment matters, and (iii) the Tax Sharing Agreement pursuant to which the Software Group and the Billing Group will agree to allocate tax liabilities that relate to periods prior to and after the Distribution Date.

      As a result of the Board's decision, the operating results of the Software Group are segregated and reported as continuing operations while the Billing Group operating results are segregated and reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results and financial position have been restated to reflect continuing operations, including identifying the corporate costs and net assets that are directly related to the Software Group and the Billing Group. The operating results of the Software Group for the three and nine-month periods ended June 30, 1999 and 1998 are discussed below. The Software Group Condensed Consolidated Pro Forma Balance Sheet and the Software Group Condensed Consolidated Pro Forma Statements of Income are also included and discussed in a separate section below.

RESULTS OF CONTINUING OPERATIONS - SOFTWARE GROUP

      The following table presents certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                ------------------     -----------------
                                                 1999         1998      1999        1998
                                                -------      -----     ------      -----
Software Group operating revenues ..........      100.0%     100.0%     100.0%     100.0%

Cost of revenues ...........................       44.7       61.3       48.0       58.4
                                                -------      -----     ------      -----
Gross profit ...............................       55.3       38.7       52.0       41.6
Selling, general and administrative expenses       36.8       32.2       33.6       33.7

Research and development ...................       10.5        7.5        8.4        7.7
Depreciation and amortization expense ......        9.6        9.4        8.9        9.4
Special charges ............................        7.1        0.0        2.4        0.0
                                                -------      -----     ------      -----
Loss from continuing operations ............       (8.7)     (10.4)      (1.3)      (9.2)
Other income (expense), net ................       (3.7)       1.8       (3.6)       0.7
                                                -------      -----     ------      -----
Loss before income taxes ...................      (12.4)      (8.6)      (4.9)      (8.5)
Income tax benefit .........................        4.6        2.5        1.5        2.3
                                                -------      -----     ------      -----
Net loss from continuing operations ........       (7.8)%     (6.1)%     (3.4)%     (6.2)%
                                                =======      =====     ======      =====

OPERATING REVENUES

      The Software Group develops, sells and supports convergent billing systems for telecommunications and Internet service providers and provides direct billing outsourcing services. In addition to license and maintenance fees charged by the Software Group for the use of its billing software applications, fees are also charged on a time and materials basis for software customization and professional services. Processing fees for direct billing services provided through the Software Group's service bureau are assessed to customers based on volume. Software Group revenues also include retail sales of third party computer hardware and software. Total revenues for the quarter ended June 30, 1999 were $11.3 million, an increase of 54.7% from the comparable prior year quarter of $7.3 million. During the first nine months of 1999, total revenues increased 81.6% to $34.1 million from $18.8 million during the comparable period of 1998. The increase in revenues from the prior year periods was primarily attributable to the increase in license and maintenance fees.

COST OF REVENUES

      Cost of revenues includes the cost of third party computer hardware and software sold, and the salaries and benefits of software development, technical, service bureau and professional service personnel who generate revenue from contracted services. The gross profit margin of 55.3% reported for the quarter ended June 30, 1999, increased from 38.7% achieved in the third quarter of 1998. The gross profit margin of 52.0% reported for the first nine months ended June 30, 1999, increased from 41.6% achieved in the respective prior year period. The increase in software license and maintenance fees as a percentage of total revenues in 1999 served to improve gross margin due to the higher margins associated with such sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Software Group. Additionally, costs driven exclusively by corporate-level activities have been included in the operating results of the Software Group. Consequently, restated historical SG&A expenses for the Software Group may not be indicative of the amount of SG&A expenses that the Software Group would have incurred as an independent, stand-alone entity. SG&A expenses for the third quarter of 1999 and 1998 were $4.2 million and $2.3 million, representing 36.8% and 32.2% of revenues, respectively. SG&A expenses for the first nine months of 1999 increased to $11.5 million, or 33.6% of revenues, from $6.3 million, or 33.7% of revenues, in the comparable period of 1998. The increase in SG&A from the prior year quarter as a percentage of total revenues was primarily attributable to the growth in marketing expenditures.

RESEARCH AND DEVELOPMENT

      Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. R&D expenses in the third quarter of 1999 were $1.2 million compared to $548,000 in the third quarter of 1998. For the nine months ended June 30, 1999 and 1998, R&D expenses were $2.9 million and $1.4 million, respectively. The Software Group intends to continue its research and development efforts in the future and anticipates spending up to a total of $3.5 million during 1999 for such expenses.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware and software, office equipment, furniture, leasehold improvements, goodwill and other intangibles. Asset lives range between three and fifteen years. Depreciation and amortization expense was $1.1 million in the third quarter of 1999 compared with $685,000 in the third quarter of 1998. Depreciation and amortization expense as a percentage of revenues was 9.6% and 9.4% in the third quarter of 1999 and 1998, respectively. For the first nine months of 1999, depreciation and amortization expense was $3.0 million, or 8.9% of revenues, compared to $1.8 million, or 9.4% of revenues, for the first nine months of 1998.

SPECIAL CHARGES

      The special charges of $806,000 incurred during the quarter ended June 30, 1999, are associated with the previously announced intent to spinoff the Billing Group. These costs relate to professional expenses incurred from attorneys, accountants and underwriters. Over the next 18 months, total costs associated with separating the businesses could reach $3.0 million and the cost of moving the Software Group to Austin, Texas could be an additional $5.0 million, but no assurances can be made that these costs will not exceed such estimates.

LOSS FROM CONTINUING OPERATIONS

      Loss from operations in the third quarter of 1999 was $978,000, or 8.7% of revenue, compared to a loss from operations of $756,000, or 10.4% of revenue, in the third quarter of 1998. Loss from operations for the first nine months of 1999 and 1998 was $457,000, or 1.3% of revenue, and $1.7 million, or 9.2% of revenue, respectively. The decrease in loss from operations as a percentage of revenue from the prior periods is primarily attributable to a higher gross profit margin.

OTHER INCOME (EXPENSE)

      Net other expense of $422,000 and $1.2 million for the quarter and nine months ended June 30, 1999 compares to net other income of $131,000 and $126,000 for the quarter and first nine months ended June 30, 1998, respectively. The change from the prior year periods was primarily due to the Software Group's equity in the loss of its investee, Princeton eCom Corporation, since the Software Group's initial investment in September 1998.

RESULTS OF DISCONTINUED OPERATIONS - BILLING GROUP

      The following table reflects the operations of the Billing Group for the three and nine-month periods ended June 30, 1999 and 1998, which are reflected as discontinued operations in the Condensed Consolidated Statements of Income.

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                ---------------------     -----------------------
                                                                (IN THOUSANDS)
                                                  1999         1998         1999           1998
                                                --------     --------     ---------     ---------
Billing Group operating revenues ...........    $ 31,673     $ 36,236     $ 102,534     $ 109,809
Cost of revenues ...........................      21,575       23,240        66,211        68,577
                                                --------     --------     ---------     ---------
Gross profit ...............................      10,098       12,996        36,323        41,232
Selling, general and administrative expenses       5,647        3,286        12,928        10,023
Research and development ...................         268          338           913           788
Advance funding program income, net ........        (878)      (2,004)       (3,061)       (6,268)
Depreciation and amortization expense ......       1,232        1,152         3,781         3,403
                                                --------     --------     ---------     ---------
Income from discontinued operations ........       3,829       10,224        21,762        33,286
Other income, net ..........................       1,289        1,299         4,536         2,690
                                                --------     --------     ---------     ---------
Income before income taxes .................       5,118       11,523        26,298        35,976
Income tax expense .........................      (1,945)      (4,379)       (9,993)      (13,671)
                                                --------     --------     ---------     ---------
Net income from discontinued operations ....    $  3,173     $  7,144     $  16,305     $  22,305
                                                ========     ========     =========     =========

OPERATING REVENUES

      Billing Group services revenues decreased 12.6% to $31.7 million in the third quarter of 1999, from $36.2 million in the third quarter of 1998. For the first nine months of 1999, Billing Group services revenues decreased 6.6% to $102.5 million, from $109.8 million in the first nine months of 1998. The decrease in Billing Group services revenue from the prior periods was attributable to a bad debt write-off of $2.3 million due from a former customer as well as a decrease in the number of call records processed. The number of call records processed for billing was impacted by "slamming and cramming" issues that have occurred in the long distance industry. These "slamming and cramming" issues have caused some of the larger Local Exchange Carriers ("LEC") to affect the ability of certain of the Billing Group's customers to market certain services. Also, as a proactive measure, the Billing Group has taken action against certain customers that includes, but is not limited to, the cessation of billing for certain new or existing products. Management believes that its actions have mitigated the effects of "slamming and cramming" issues on the call record volumes of its current customer base. Telephone call record volumes were as follows:

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                          ------------------   -----------------
                                           1999       1998       1999     1998
                                          -------   --------   -------  --------
                                              (IN MILLIONS)        (IN MILLIONS)
Direct dial long distance services .....    148.4      142.9     452.7     467.8
Operator services ......................     24.0       32.8      71.9     106.7
Enhanced billing services ..............      1.2        2.6       3.6       9.0
Billing management services ............     59.1       68.6     172.9     252.4

      Although billing management records decreased significantly from the prior quarter, the impact on revenues was minimal because revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for the Billing Group's other customers.

COST OF REVENUES

      The gross profit margin of 31.9% and 35.4% reported for the quarter and nine months ended June 30, 1999, decreased from 35.9% and 37.5% achieved in the respective prior year periods. The decrease in margin from the prior periods is primarily attributable to a bad debt write-off of $2.3 million due from a former customer. Had the Company not incurred this write-off, margins would have been 36.5% and 36.8% for the quarter and nine months ended June 30, 1999. The decrease in margin from the prior nine-month period was also attributable to the loss of certain higher margin revenues in enhanced billing services and the decrease in revenues from billing inquiry calls to the Company's call centers. The decrease in both of these revenue sources is the result of the Billing Group's and certain LECs' actions regarding slamming and cramming issues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      SG&A expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Billing Group. Costs driven exclusively by corporate-level activities have been included in the operating results of the Software Group. Consequently, restated historical SG&A expenses for the Billing Group may not be indicative of the amount of SG&A expenses that the Billing Group would have incurred as an independent, stand-alone entity. SG&A expenses for the third quarter of 1999 and 1998 were $5.6 million and $3.3 million, representing 17.8% and 9.1% of revenues, respectively. SG&A expenses for the first nine months of 1999 increased to $12.9 million, or 12.6% of revenues, from $10.0 million, or 9.1% of revenues, in the comparable period of 1998. The increase in SG&A as a percentage of revenue was primarily due to a special charge of $1.8 million recorded in the third quarter of 1999 for a default judgment that the Company continues to challenge as well as overall decreased revenue.

RESEARCH AND DEVELOPMENT

      R&D expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. R&D expenses were $268,000 in the third quarter of 1999 and $913,000 for the first nine months of 1999 compared to $338,000 and $788,000 in the third quarter and first nine months of 1998, respectively. The Billing Group intends to continue its research and development efforts in the future and anticipates spending up to an additional $400,000 during the last quarter of 1999 for such expenses.

ADVANCE FUNDING PROGRAM INCOME AND EXPENSE

      Advance funding program income decreased 55.3% to $910,000 for the third quarter of 1999 from $2.0 million for the third quarter of 1998. Advance funding program income for the first nine months of 1999 decreased 50.4% to $3.2 million from $6.4 million in the first nine months of 1998. The decrease was primarily the result of financing a lower level of customer receivables under the Billing Group's advance funding program. The quarterly average balance of purchased receivables was $50.7 million and $89.8 million for the nine months ended June 30, 1999 and 1998, respectively.

      Advance funding program expense was flat at $93,000 and $94,000 for the first nine months of 1999 and 1998, respectively. The Billing Group financed all customer receivables during both periods with internally generated funds rather than with funds borrowed through the Billing Group's revolving credit facility. The expense recognized during both 1999 and 1998 represents unused credit facility fees and is the minimum expense that the Billing Group could have incurred during these periods.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense was $1.2 million in the third quarter of 1999 and 1998. Depreciation and amortization expense as a percentage of revenues was 3.9% and 3.2% in the third quarter of 1999 and 1998, respectively. For the first nine months of 1999, depreciation and amortization expense was $3.8 million, or 3.7% of revenues, compared to $3.4 million, or 3.1% of revenues, for the first nine months of 1998. The increase in depreciation and amortization was primarily attributable to decreased revenue.

INCOME FROM DISCONTINUED OPERATIONS

      Income from discontinued operations in the third quarter of 1999 was $3.8 million, or 12.1% of revenues, compared to income from discontinued operations of $10.2 million, or 28.2% of revenues, in the third quarter of 1998. Income from discontinued operations in the first nine months of 1999 decreased to $21.8 million, or 21.2% of revenues, from $33.3 million, or 30.3% of revenues, in the first nine months of 1998. The decrease in income from discontinued operations as a percentage of revenues from the prior year periods is attributable to higher SG&A and depreciation and amortization expense as a percentage of revenues, a lower gross profit margin and lower advance funding income.

OTHER INCOME

      Net other income in the third quarter of both 1999 and 1998 was $1.3 million. Net other income increased to $4.5 million for the nine months ended June 30, 1999 from $2.7 million for the nine months ended June 30, 1998. The increase from the prior year period was primarily due to increased interest income from short-term investments due to higher cash balances as a result of the decline in financing levels under the advance funding program. Interest expense was also lower in the first nine months of 1999 due to the voluntary paydown of long-term debt.

EFFECTS OF SEPARATION OF SOFTWARE GROUP AND BILLING GROUP BUSINESSES

      The Condensed Consolidated Statements of Income included in this report reflect the continuing and discontinued operations of the Company for the three and nine-month periods ended June 30, 1999 and 1998. Included below is supplemental pro forma financial information that management believes is important to provide a more complete understanding of the results of the Software Group, excluding the Billing Group, on a stand-alone basis. Condensed Consolidated Pro Forma Statements of Income are presented below for each of the last three fiscal years, as well as for the nine-month periods ended June 30, 1999 and 1998. These Condensed Consolidated Pro Forma Statements of Income are based on the historical statements of the periods presented, adjusted to reflect the items discussed in the accompanying notes to the pro forma financial statements. The Condensed Consolidated Pro Forma Statements of Income give effect to the Distribution as if it had occurred on October 1, 1995. A Condensed Consolidated Pro Forma Balance Sheet at June 30, 1999 is also presented which gives effect to the Distribution as if it had occurred on June 30, 1999. The pro forma adjustments reflect the anticipated terms of the Distribution Agreement and the related spinoff agreements, which are expected to have a continuing impact on the Software Group. Neither the Condensed Consolidated Pro Forma Statements of Income nor the Condensed Consolidated Pro Forma Balance Sheet reflects an estimate of the direct costs to be incurred in connection with the Distribution.

      The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the accompanying notes and with the Company's historical financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The pro forma financial statements are forward-looking and should not be considered indicative of the operating results or financial positions which the Software Group will achieve in the future if it were operated on an independent, stand-alone basis because, among other things, these statements are based on historical rather than prospective information and include certain assumptions which are subject to change.

      The unaudited Condensed Consolidated Pro Forma Statements of Income and the Condensed Consolidated Pro Forma Balance Sheet reflect, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the periods presented and financial position at June 30, 1999 to make the unaudited pro forma statements not misleading.

                                 SOFTWARE GROUP
                   CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS
                                                        YEAR ENDED SEPTEMBER 30,            ENDED JUNE 30,
                                                   ---------------------------------     ---------------------
                                                     1998         1997        1996         1999        1998
                                                   --------     --------     -------     --------     --------
Operating revenues ............................    $ 28,481     $ 11,786     $ 5,537     $ 34,061     $ 18,757
Cost of revenues ..............................      15,417        6,963       3,507       16,347       10,963
                                                   --------     --------     -------     --------     --------
  Gross profit ................................      13,064        4,823       2,030       17,714        7,794
Selling, general and administrative expenses ..       9,539        2,015       1,154       11,454        6,311
Research and development ......................       2,109        1,067         335        2,888        1,446
Depreciation and amortization expense .........       2,514          494         141        3,023        1,761
Special charges ...............................       2,000       13,011           0          806            0
                                                   --------     --------     -------     --------     --------
  Income (loss) from operations ...............      (3,098)     (11,764)        400         (457)      (1,724)
Equity in net loss of investee ................           0            0           0       (1,208)           0
Other income (expense), net ...................         116           40          10          (16)         126
                                                   --------     --------     -------     --------     --------


Income (loss) before provision for income taxes      (2,982)     (11,724)        410       (1,681)      (1,598)
Provision for income taxes (A) ................           0            0        (166)           0            0
                                                   --------     --------     -------     --------     --------
Net income (loss) .............................    $ (2,982)    $(11,724)    $   244     $ (1,681)    $ (1,598)
                                                   ========     ========     =======     ========     ========

                                 SOFTWARE GROUP
                      CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET
                                AT JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    PRO FORMA
                                                      HISTORICAL    ADJUSTMENT       PRO FORMA
                                                      ----------    ----------       ---------
ASSETS
  Total current assets ...........................    $   20,394    $  114,191(B)    $ 134,585
  Net property and equipment .....................         7,029                         7,029
  Other assets, net ..............................        13,137                        13,137
                                                      ----------    ----------       ---------
    Total assets .................................    $   40,560    $  114,191       $ 154,751
                                                      ==========    ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Total current liabilities ......................    $    4,000                     $   4,000
  Long-term obligations ..........................         2,320                         2,320
  Total stockholders' equity .....................        34,240    $  114,191         148,431
                                                      ----------    ----------       ---------
     Total liabilities and stockholders' equity ..    $   40,560    $  114,191       $ 154,751
                                                      ==========    ==========       =========

Notes to unaudited condensed consolidated pro forma financial statements:

(A)On its historical Condensed Consolidated Statements of Income, the Company has reported consolidated income on a pre-tax basis and, consequently, income tax expense. On a pro forma stand-alone basis, the Software Group has incurred losses with the exception of the year ended September 30, 1996. However, no tax benefit is reflected in the pro forma Condensed Consolidated Statements of Income for those years and periods for which a loss was reported.

(B)Cash historically has been managed by a centralized cash management department in the Company. Consequently, cash was not allocated among the subsidiaries but was recorded on the balance sheet of the Company. The anticipated terms of the Distribution Agreement call for the Billing Group to transfer to the Software Group an amount of cash on the Distribution Date equal to the working capital balance of the consolidated balance sheet prior to the Distribution in addition to as much as $40 million. The calculation of the cash amount to be transferred by the Billing Group to the Software Group will be based on current assets and current liabilities as reported on the consolidated balance sheet on the month-end immediately preceding the Distribution and is subject to change at any time prior to the execution of the Distribution Agreement in light of changes in the financial position and results of operation of the Billing Group and the Software Group. Had the Distribution Date been June 30, 1999, the amount of cash that could have been transferred from the Billing Group to the Software Group would have been $114.2 million.

LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY

      The Company's cash balance, including that held by its discontinued operations, decreased to $119.4 million at June 30, 1999 from $121.0 million at September 30, 1998. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its customers. The Company's working capital position increased to $74.2 million at June 30, 1999 from $60.3 million at September 30, 1998. Net cash provided by operating activities of the Software Group and the Billing Group was $13.6 million and $19.5 million in the first nine months of 1999 and 1998, respectively.

      The Company has a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on December 20, 1999. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management believes that the capacity under the credit facility will be sufficient to fund advances to its billing customers for the foreseeable future. No amounts were borrowed by the Company under its credit facility to finance the advance funding program at either June 30, 1999 or September 30, 1998. At June 30, 1999, the amount available under the Company's receivable financing facility was $50.0 million.

      Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all required covenants at June 30, 1999.

      Capital expenditures of the Software Group and the Billing Group amounted to approximately $6.2 million in the first nine months of 1999 and related primarily to purchases of computer equipment and software. The Company anticipates capital expenditures before acquisitions of up to $2 million in the last quarter of 1999, including expenditures for development, leasehold improvements and computer equipment and software. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

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

      Effective October 1, 1998, the Company acquired Expansion Systems Corporation ("ESC"), a privately held company headquartered in Glendale, California that develops and markets billing and registration systems to Internet Service Providers ("ISPs") under its flagship products TOTALBILL and INSTANTREG. An aggregate of 170,000 shares of the Company's common stock was issued in connection with this transaction, which has been accounted for as a pooling of interests combination. The consolidated financial statements for periods prior to the combination have not been restated to include the accounts and results of operations of ESC due to the transaction not having a significant impact on the Company's prior period financial position or results of operations as none of ESC's assets, liabilities, revenues, expenses or income (loss) exceeded 2% of the Company's consolidated respective amounts as of or for any of the three years in the period ended September 30, 1998.

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

      The Company has been evaluating its Programs and Systems to identify potential Year 2000 readiness problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate Year 2000 compliance and conversion. The Year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date-sensitive information for the Year 2000 and beyond. Unless modified prior to December 31, 1999, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. The Company filed a Year 2000 Certification Request with ITAA (Information Technology Association of America) in January 1999. The Company has installed its Year 2000 compliant Billing Systems in its Service Bureau operation and made a general release of such Billing Systems available in the second fiscal quarter of 1999. The Company believes that all significant modifications and replacements required to make its systems that perform LEC billing Year 2000 compliant were completed during April 1999.

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

      Management of the Company currently anticipates that the total expenses and capital expenditures associated with its Year 2000 readiness project, including costs associated with modifying the Programs and Systems and the cost of purchasing or leasing certain hardware and software, will be approximately $2 million. As of June 30, 1999, the Company has spent approximately $1.5 million on capital expenditures for related hardware and software and incurred and expensed approximately $500,000 in personnel and other costs related to the Year 2000 readiness process. Any additional personnel or other costs related to this process will be expensed as incurred. The cost of Year 2000 readiness is the best estimate of Company management and is believed to be reasonably accurate.

      In the event the Company's plan to address the Year 2000 problem was not successfully implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. Problems encountered by the Company's vendors, customers and other third parties also may have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks. The Company is exposed to some market risk through interest rates, related to its investment of its current cash, cash equivalents and marketable securities. These funds are generally invested in highly liquid money market accounts with short-term maturities. As such instruments mature and the funds are reinvested, the Company is exposed to changes in market interest rates. The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      A lawsuit was filed on December 31, 1998, in the United States District Court in San Antonio, Texas by an alleged stockholder of the Company against the Company and various of its officers and directors, alleging unspecified damages as a result of alleged false statements in various press releases prior to November 19, 1998. Although no assurances can be given, the Company believes it has meritorious defenses to this action and intends to defend itself vigorously. The Company believes it is unlikely that the final outcome of this proceeding will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of such proceeding will not have an adverse effect on the Company's results of operations for the fiscal period in which such resolution occurs.

      The Company faces the possibility that a $1.0 million default judgment will be entered against it as a result of a garnishment action in Wisconsin state court. The Company was not alleged to have done anything wrong, and its liability is based solely on a failure by former in-house counsel to timely answer the garnishment lawsuit. The underlying judgment was against a former customer of the Company. The class plaintiff's attempt to collect that judgment through moneys held by the Company on behalf of its former customer gave rise to the garnishment action against the Company. The Company intends to vigorously pursue legal arguments that could result in the judgment being vacated. In addition, the Company intends to oppose the plaintiff's expected efforts to add attorney's fees to the judgment and to assess interest on the judgment at a 12% rate since the original default in 1996. The Company posted a third-quarter charge in the amount of $1.8 million to cover the contingent liability that it continues to challenge.

      The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

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

          EXHIBIT
          NUMBER    DESCRIPTION

            27.1  Financial Data Schedule (filed herewith)

      (b) Current Reports on Form 8-K:

          Form 8-K dated April 22, 1999, and filed April 29, 1999, reporting the approval by the Board of Directors of the plan to separate the Billing Group and the Software Group.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      BILLING CONCEPTS CORP.
                                                         (Registrant)

Date: August 12, 1999                         By:     /S/  KELLY E. SIMMONS
                                                    ---------------------------
                                                         Kelly E. Simmons
                                                   EXECUTIVE VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER
                                                  (Duly authorized and principal
                                                       financial officer)