Form 10-K
period 1999-09-30
BILLING CONCEPTS CORP
filed 1999-12-23
CIK 1013706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-K

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 1999

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant as of December 10, 1999 was approximately $274,585,893. There were 38,538,371 shares of the Registrant's Common Stock outstanding as of December 10, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on March 22, 2000, are incorporated by reference in Part III hereof.

================================================================================

                             BILLING CONCEPTS CORP.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

    ITEM                                                                            PAGE
   NUMBER                                                                           NUMBER
   ------                                                                           ------
         Index.....................................................................     2
                                     PART I

    1.   Business..................................................................     3
    2.   Properties................................................................    14
    3.   Legal Proceedings.........................................................    14
    4.   Submission of Matters to a Vote of Security Holders.......................    15


                                     PART II

    5.   Market for the Company's Common Equity and Related Stockholder Matters....    16
    6.   Selected Financial Data...................................................    17
    7.   Management's Discussion and Analysis of Financial Condition and Results
         of Operations.............................................................    19
    7A.  Quantitative and Qualitative Disclosure About Market Risk.................    28
    8.   Financial Statements and Supplementary Data...............................    28
    9.   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure................................................................    49


                                    PART III

    10.  Directors and Executive Officers of the Company...........................    50
    11.  Executive Compensation....................................................    50
    12.  Security Ownership of Certain Beneficial Owners and Management............    50
    13.  Certain Relationships and Related Transactions............................    50


                                     PART IV

    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........    51

         Signatures................................................................    54


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

INTRODUCTION

      Billing Concepts Corp. (the "Company" or "BCC") is a business services and technology company with operations in three principal segments - LEC Billing ("Billing"), Software ("Aptis," Inc.) and Internet. See Note 14 of "Notes to Consolidated Financial Statements" for certain financial information by business segment.

LEC BILLING

GENERAL

      Billing provides third-party billing clearinghouse and information management services to the telecommunications industry. The Company maintains contractual billing arrangements with over 1,300 local telephone companies that provide access lines to, and collect for services from, end users of telecommunication services. The Company processes telephone call records and other transactions and collects the related end-user charges from these local telephone companies on behalf of its customers. This process is known within the industry as "Local Exchange Carrier billing" or "LEC billing." Billing's customers include direct dial long distance telephone companies, operator services providers, information providers, competitive local exchange companies, Internet service providers and integrated communications services providers.

      In general, the Company performs four types of LEC billing services under different billing and collection agreements with the local telephone companies. First, the Company performs direct dial long distance billing, which is the billing of "1+" long distance telephone calls to individual residential customers and small commercial accounts. Although such carriers can bill end users directly, Billing provides these carriers with a cost-effective means of billing and collecting residential and small commercial accounts through the local telephone companies. Second, the Company offers zero plus - zero minus LEC billing services to customers providing operator services largely to the hospitality, penal and private pay telephone industries. Billing processes records for telephone calls that require operator assistance and/or alternative billing options such as collect and person-to-person calls, third-party billing and calling card billing. Since operator services providers have only the billing number and not the name or address of the billed party, they must have access to the services of the local telephone companies to collect their charges. The Company provides this access to its customers through its contractual billing arrangements with the local telephone companies that bill and collect on behalf of these operator services providers. This service is the original form of local telephone company billing provided by the Company and has driven the development of the systems and infrastructure utilized by all of the Company's LEC billing services. Third, the Company performs enhanced LEC billing services whereby it bills a wide array of charges that can be applied to a local telephone company telephone bill, including charges for 900 access pay-per-call transactions, cellular services, paging services, voice mail services, Internet access, Caller ID and other nonregulated telecommunications equipment. Finally, in addition to its full-service LEC billing product, Billing also offers billing management services to customers who have their own billing and collection agreements with the local telephone companies. These management services may include data processing, accounting, end-user customer service and telecommunication tax processing and reporting.

      The Company acts as an aggregator of telephone call records and other transactions from various sources and, due to its large volume, it receives discounted billing costs with the local telephone companies and can pass on these discounts to its customers. Additionally, Billing can provide its services to those long distance carriers and operator services providers who would otherwise not be able to make the investments in billing and collection agreements with the local telephone companies, fees, systems, infrastructure and volume commitments required to establish and maintain the necessary relationships with the local telephone companies. The Company is obligated to pay certain local telephone companies a total of approximately $5.2 million, $3.4 million and $0.9 million during fiscal 2000, 2001 and 2002, respectively, for future minimum usage charges under billing and collection agreements that, unless automatically renewed, expire at varying dates through the end of fiscal 2002. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. The Company has met all such volume commitments in the past and anticipates exceeding the future minimum usage volumes with all of these vendors.

INDUSTRY BACKGROUND

      Billing clearinghouse and information management services, or LEC billing, in the telecommunications industry developed out of the 1984 breakup of American Telephone & Telegraph ("AT&T") and the Bell System. In connection with the breakup, the local telephone companies that make up the Regional Bell Operating Companies ("RBOCs"), Southern New England Telephone, Cincinnati Bell and the General Telephone Operating Companies ("GTE") were required to provide billing and collections on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI Telecommunications Corporation, now MCI Worldcom ("MCI"), and Sprint Incorporated ("Sprint"), could afford the option of billing directly through the local telephone companies. Several companies, including Billing, entered into these billing and collection agreements and became aggregators of telephone call records for operator services providers and second and third-tier long distance carriers, thereby becoming "third-party clearinghouses."

      The operator services industry began to develop in 1986 with deregulation that allowed a zero-plus call (automated calling card call) or zero-minus call (collect, third-party billing, operator assisted calling card or person-to-person call) to be routed away from AT&T to a competitive long distance services provider. Since a zero-plus or zero-minus call is placed by an end user whose billing information is unrelated to the telephone being used to place the call, a long distance carrier would not typically have adequate information to produce a bill. This information typically resides with the billed party's local telephone company. In order to bill its telephone call records, a long distance services provider carrying zero-plus and zero-minus telephone calls must either obtain billing and collection agreements with the local telephone companies or utilize the services of a third-party clearinghouse that has the billing and collection agreements required.

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

PROCESS

      LEC billing refers to billing for transactions that are included in the monthly local telephone bill of the end user as opposed to a direct bill that the end user would receive directly from the telecommunications or other services provider. The Company's customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data is submitted either electronically or via magnetic tape. Billing, through its proprietary software, processes the telephone call record data to determine the validity of each record and to include for each record certain telecommunication taxes and applicable customer identification information and sets up an account receivable for each batch of call records processed. The Company then submits, through a third-party vendor, the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. Billing monitors and tracks each account receivable by customer and by batch throughout the billing and collection process. The local telephone companies then include these telephone call records and other transactions in their monthly local telephone bills and remit the collected funds to the Company for payment to its customers. The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are "trued up" with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 40 to 90 day period. The payment cycle from the time call records are transmitted to the local telephone companies to the initial receipt of funds by the Company is, on average, approximately 55 days. Approximately 90% of the value of the call records is received in the initial payments by the local telephone companies.

      The Company does not record an allowance for doubtful accounts for LEC billing trade receivables, but does accrue an estimated liability for end-user customer service refunds and local telephone company adjustments related to certain customers. The Company reviews the activity of its customer base to detect potential losses. If there is uncertainty with an account, the Company can discontinue paying the customer in order to hold funds to cover future end-user customer service refunds, bad debt and unbillable adjustments. If a customer discontinues doing business with the Company, and there are insufficient funds being held to cover future refunds and adjustments, the Company's only recourse is through legal action. Since these adjustments are associated with customer receivable activity, the related accrual is included in the "Accounts payable - billing customers" caption on the balance sheet. An allowance for doubtful accounts is not necessary for LEC billing trade receivables since these receivables are collected from the funds received from the local telephone company before remittance is made to the customer.

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

      Through its advance funding program, Billing offers its customers the option to receive, within five days of the customer's submission of records to Billing, a significant portion of the revenue associated with such records. The customer pays interest for the period of time between the purchase of records by the Company and the time the local telephone company submits payment to Billing for the subject records. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Advance Funding Program and Receivable Financing Facility."

OPERATIONS

      The Company's LEC billing services are highly automated through the Company's proprietary computer software and state-of-the-art data transmission protocols. Except for the end-user inquiry and investigation service (customer service), the staff required to provide the Company's LEC billing services is largely administrative and the number of employees is not directly volume sensitive. Many of Billing's customers submit their records to the Company using electronic transmission protocols directly into the Company's electronic bulletin board, which is accessible through the Internet via the Company's "BCWebTrack" website. These records are automatically accessed by Billing's proprietary software, processed, and submitted to the local telephone companies electronically. Upon completion of the billing process, the Company provides reports through its BCWebTrack website relating to billable records and returns any unbillable records to its customers electronically through the BCWebTrack Record Manager.

      The Company operates two independent computer systems to ensure continual, uninterrupted processing of LEC billing services. One system is dedicated to daily processing activities, and the other serves as a back-up to the primary system and provides storage for up to 12 months of billing detail, which is immediately accessible to Billing's customer service representatives who handle billing inquiries. Detail of records older than 12 months is stored on CD-ROM and magnetic tape for at least seven years. Since timely submission of call records to the local telephone companies is critical to prompt collections and high collection rates, Billing has made a significant investment in computer systems so that its customers' call records are processed and submitted to the local telephone companies in a timely manner, generally within 24 hours of receipt by Billing.

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

      Billing maintains a relatively small direct sales force of seven people and accomplishes most of its marketing efforts through active participation in telecommunications industry trade shows, educational seminars and workshops. The Company advertises to a limited extent in trade journals and other industry publications.

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

      o Customer Premise Equipment Providers: Carriers who install equipment at aggregator locations, such as hotels, university dormitories and penal institutions, which handle calls originated from that location device. These calls are subsequently billed to local telephone company calling cards, collect, to third-party numbers or person-to-person.

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

COMPETITION

      The Company competes with several other billing clearinghouses in servicing the telecommunications industry. Management believes that Billing is the largest participant in the third-party clearinghouse industry in the United States followed by OAN Services, Inc. Management believes that competition among the clearinghouses is driven by the quality of information reporting, collection history, the speed of collections and the price of services.

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

      Since most customers in the billing clearinghouse industry are under contract with Billing or one of its competitors, management believes that the majority of the existing market may be committed for up to five years. In addition, a new entrant must be financially sound and have system integrity because funds collected by the local telephone companies flow through the third-party clearinghouse, which then distributes the cash to the customer whose traffic is being billed. Management believes that the Company enjoys a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

      The Company believes that the principal competitive factors in its market include responsiveness to client needs, timeliness of implementation, quality of service, price, project management capability and technical expertise. The Company also believes that its ability to compete depends in part on a number of competitive factors outside its control, including the development by others of software that is competitive with the Company's services and products, the price at which competitors offer comparable services and products, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company. In addition, the clearinghouse industry continues to come under pressure from competitors offering a means of billing end users directly as consumer demand increases for bundled services that can be directly billed cost-effectively due to the larger size of such convergent accounts. The ongoing consolidation in the communications industry is also making it more feasible for the resulting larger companies to have their own LEC billing agreements or bill consumers directly.

      The Company does not currently hold any patents and relies upon a combination of contractual non-disclosure obligations and statutory and common law copyright, trademark and trade secret laws to establish and maintain its proprietary rights to its products. The Company believes that, because of the rapid pace of technological change in the telecommunications and software industries, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to, and distribution of, its proprietary information.

RESEARCH AND DEVELOPMENT

      Billing internally funds research and development activities with respect to efforts associated with creating new and enhanced billing services products. Billing is currently exploring customer care software applications that allow consumers to view their bills and request adjustments or make payments via the Internet. Research and development expenses in both 1999 and 1998 were $1.2 million compared to $0.6 million in 1997. Billing intends to continue its research and development efforts in the future and therefore expects that research and development expenses will remain at levels similar to 1999.

SOFTWARE

GENERAL

      Aptis develops, markets and supports convergent billing and customer care software applications. Aptis' customers include Network Service Providers ("NSPs"), Internet Service Providers ("ISPs"), Integrated Communications Providers ("ICPs") and other providers of enhanced data services via the Internet. Aptis offers products and services to these companies through licensing agreements and outsourcing arrangements.

      Aptis has developed, and continues to enhance, sophisticated software applications in order to meet the current and evolving billing requirements of its customers. The Company's software applications support complex billing of NSP, ISP and ICP customers in a multi-service environment. Aptis' convergent billing platform has the capability to produce a single convergent bill whereby multiple services and products such as local exchange, long distance, wireless and data communications can be billed directly to the end user under one, unified billing statement. The software also has the flexibility to be configured to meet a company's unique business rules and product set.

      In addition to its software products, a full range of professional services are also available through the Company. These services include consulting, development and systems operations services centered on the Internet and communications industry and its software products. Aptis also provides ongoing support, maintenance and training related to customers' billing and customer care systems. In addition to its software applications and services, Aptis is a reseller of IBM AS/400 hardware that is used as the hardware platform to host certain Aptis software applications.

DEVELOPMENT OF BUSINESS

      BCC entered the software market in June 1997 in conjunction with the acquisition of Computer Resources Management, Inc. ("CRM"). At that time the software division was re-named Billing Concepts Systems, Inc. (`BCS"). CRM had developed and sold billing applications to the long distance and convergent services markets. Additionally, in October 1998, BCC acquired Expansion Systems Corp. ("ESC") and integrated it into BCS. ESC had developed a customer care and billing application for ISPs that automates the registration of new Internet subscribers and creates bills for customers' services. In December 1998, BCC completed the merger of Communications Software Consultants, Inc. ("CommSoft"). CommSoft was an international software development and consulting firm specializing in the telecommunications industry. In April 1999, BCC announced that BCS would operate under the name Aptis. Through these actions, Aptis has expanded its potential markets to include companies focused on providing sophisticated broadband Internet Protocol ("IP") and enhanced data services.

INDUSTRY BACKGROUND

      In the competitive communications marketplace today, companies increasingly realize the value of a direct customer relationship as a means of growing its revenues. Many companies who have relied on LEC billing have grown significantly and are looking to implement solutions that will give them the option to bill customers themselves. Companies who have systems which bill customers are looking to replace them with solutions that provide sophisticated capabilities such as convergent billing and product bundling. The Company provides such direct billing solutions through its software operations.

      Increased competition has ISPs rushing to offer a proliferation of services that did not exist a few years ago: on-line chat, e-commerce support, broadband services, Voice over Internet Protocol (VoIP), on-line backup, MP3, Web site design and marketing and application leasing and maintenance. Several causes of this rush relate to the facts that customer need is acute and demand is strong. Also, revenues from traditional dial-up services are dramatically declining due in part to competition from free services. Bandwidth is difficult to acquire for smaller ISPs, and their costs are steadily increasing.

      Adding new service offerings is a necessity to stay in business. Finding a way to maintain high levels of accessibility to the Internet, developing new avenues for generating revenue, and streamlining operations to lower costs are the preeminent management challenges for ISPs. In light of the changing business environment, ISPs are creating larger, more loyal customer bases and need to be able to bill them.

      New Internet services and the need for innovative billing options also has added to the demand for customer care and billing systems. IP and enhanced service providers are faced with commoditization of services, rapid introduction of new and more complex services and demands to generate more revenues from new and existing customers. Many of these services are being offered by companies who already offer other communications and/or enhanced data services and who want to combine usage onto a single customer account, which is known in the industry as convergent billing. This demand for convergent billing of Internet, enhanced data and communications services has driven growth and spending by Internet and communications companies on customer care and billing solutions.

PRODUCTS AND SERVICES

      With the expansion into the software development business in 1997, the Company broadened its product offerings to include customer care and billing solutions and entered additional markets not previously served. Aptis ICP TM (Integrated Communications Product) is the Company's comprehensive software suite that is a fully integrated, comprehensive and adaptable billing and customer care solution designed to meet the evolving needs of integrated communications providers, including and emphasizing the CLEC market and those companies offering VoIP and/or enhanced data communications. Aptis ICP is a Web-enabled, remotely accessible software solution that integrates existing product technology. Aptis ICP has enhanced the convergent architecture model by providing a common application that provides key functionality in all communications industry segments and provides tools for order fulfillment, service assurance and billing and rating. Aptis ICP enables virtually all communications carriers (facilities-based, competitive, incumbent, resale, wholesale or any combination) to facilitate growth and market expansion. As an example, the hierarchical account structure inherent in the system easily accommodates mergers and acquisitions, new market penetration and large, multi-level corporate billing. In addition, the common application in Aptis ICP provides the framework for optional software functionality to be added . Aptis ICP offers components that deliver enhanced capabilities for every segment of the communications industry, including Internet, cable television, local, long distance and wireless. These components may be further customized to achieve operational goals by adding tools for provisioning, polling, point-of-sale, facilities inventory management, data transfer interfaces and more. Further, open application programming interfaces (APIs) provide pre-integration with other third-party applications.

      With the acquisition of ESC in October 1998, Aptis added TotalBill TM to its product suite. With TotalBill version 3.0, Aptis introduces a broader IP and data focused product strategy that incorporates distributed server architecture, multi-platform availability and a host of other features such as upgraded hierarchical account structures, anytime billing and an automated workflow engine. TotalBill 3.0 is a browser-based, Oracle billing and customer management software solution specifically designed for Internet and enhanced data service providers. Taking full advantage of a distributed server environment, TotalBill provides separate registration, application, data and reports servers. This architecture enables distributed workloads, ensures greater scalability and allows for geographically dispersed service centers and allows Aptis to bring an innovative measured-service billing solution to the emerging ASP (Application Service Provider) market. With TotalBill version 3.0, Aptis is updating and upgrading billing features such as hierarchical and anytime billing. Hierarchical billing enables service providers the flexibility and scalability needed to facilitate and manage complex billing scenarios for businesses with dispersed and growing offices, departments and employees. Anytime billing enables providers to generate bills via predetermined user intervals or by individually processing bills on demand in order to meet customized billing cycles. TotalBill 3.0 also will rate virtually any metered IP service or scenario, including flat rate, usage based and volume discounting. TotalBill's innovative standards-based workflow engine acts as a master process control to provide customized provisioning and interfaces with internal and external entities. TotalBill's workflow engine allows service providers to automate many of the processes normally associated with billing and collecting revenues.

      Instant-Reg TM, the customer profile management component of TotalBill 3.0, provides a highly flexible customer self-care and provisioning system that can be incorporated into the provider's existing Internet Web site or in a portal environment. This feature allows customers to register, self-maintain and modify their profile, which frees internal resources for other tasks and reduces expensive customer support costs.

      With the acquisition of CommSoft in December 1998, Aptis obtained CommSoft's flagship product, which is an account number based, table-driven suite of software applications that facilitates the administration of every aspect of a company's business operations from application to service order, to billing, and collections. It is a suite of business operation software for local telephone, long distance, paging, cellular and PCS services. More specifically, the core modules of the product include Subscriber Management and Billing, Rating and Call Plans, Customer Care, and Telephone Plant Inventory Systems. In addition to the billing product, Aptis acquired modules for Carrier Access Billing, Full Function Accounting and complete Inventory Management. CommSoft's 14 plus years of success with local and wireless telephone companies, coupled with Aptis' 10 plus years of success, primarily with long distance companies and CLECs, is a complementary match of experience. By combining CommSoft's menu of products with those of Aptis, the Company has a broader depth of telecom functionality to offer its customers.

      In 1998, Aptis focused attention on its professional services resources, growing this staff significantly to support current and new customers. This organization provides consulting, application development, training, call center services and back office support to customers in the IP and communications industry. The organization has entered into a number of long-term arrangements to provide outsourced services and consulting services to the ICP and TotalBill customers.

OPERATIONS

      Aptis ICP and TotalBill are delivered to customers in a number of ways. Aptis offers various outsourcing and facilities management options that allow providers to take advantage of Aptis facilities and resources. In these situations, the provider would pay a right-to-use fee for access to the software, and pay for other services on an as-used basis. These arrangements can include full systems hosting and operations with back office services or any subset of services. Both applications also may be available to be delivered to customers to use in their own premises by licensing the applications. Customers purchase a license that entitles them use of the application in a defined enterprise, and they acquire their own hardware and operations resources. In most situations, Aptis provides additional services for the implementation, conversion and training required to make the application operational from its professional services staff. If a customer desires some unique enhancements to the application, professional services staff provides the service at an additional fee.

      Aptis revenues are earned from license fees, right-to-use fees, maintenance fees, professional services fees and facilities management fees. License fees and right-to-use fees are based on the modules licensed and the number of customers supported by the application. Maintenance fees are a percentage of the total license fees. Professional services fees include time and materials charges and facilities management fees. Aptis revenues also include retail sales of IBM AS/400 hardware and operating software.

CUSTOMERS

      Aptis provides direct billing systems sales and development to the following categories of communications services providers:

      o Network Service Providers ("NSP"): Companies providing business-to-business enhanced data services based on next generation network architecture.

      o Internet Service Providers ("ISP"): Companies that offer Internet access and Internet-based services.

      o Integrated Communications Providers ("ICP"): Carriers who offer multiple communications services through a combination of owned network facilities and resale of other network facilities. These multiple services are typically bundled and priced as a package of services.

      o Interexchange Carriers or Long Distance Companies: Facilities-based carriers that possess their own telecommunications switching equipment and networks and provide traditional direct dial telecommunications services. Certain long distance companies provide operator assisted services as well as direct dial services. The local telephone company in the case of residential and small commercial accounts bills these calls to the end user.

      o Switchless Resellers: Marketing organizations, affinity groups, or even aggregator operations that buy direct dial long distance services in volume at wholesale rates from a facilities based long distance company and sell them back to individual customers at market rates. The local telephone company in the case of residential and small commercial accounts bills these calls to the end user.

      o Competitive Local Exchange Carriers ("CLEC"): Carriers that provide local exchange services to subscribers who were previously served exclusively by the incumbent local exchange carrier.

      o  Incumbent  Local  Exchange  Carrier  ("ILEC"):   The  existing  local
telephone company who has previously offered service as a regulated monopoly company.

      o Wireless Carriers: Carriers that provide direct dial telecommunications services by means of cellular or PCS technology that is not dependent on traditional landlines.

      o Cable Companies: Facilities-based companies that possess their own cable networks to provide cable television access and may also offer telephone and Internet services.

      In 1999, an aggressive marketing and advertising campaign was implemented to increase industry understanding and awareness of Aptis' capabilities and vision. As a means of highlighting Aptis' expanded capabilities, a new identity, positioning and messaging were created. This new identity is consistently pervasive through all advertising and marketing materials. A program designed to insure high visibility and contact with the industry began in July 1998 and is supported by advertising, public relations and participation in key industry events. Aptis added significant direct sales resources to the organization, industry experience, knowledgeable individuals and strategic partnerships with other vendors serving the industry. Aptis will continue to pursue key marketing relationships with companies providing complementary products and services. Aptis maintains a direct sales force of fifteen people and accomplishes most of its marketing efforts through active participation in Internet and communications industry trade shows, educational seminars and workshops. The Company advertises in trade journals and other industry publications.

      Management believes that there is substantial demand by its customers and potential customers for direct billing products and services that allow them to bill end users directly for services provided. Aptis plans to focus its marketing efforts on licensing its state-of-the-art direct billing software to such customers. The Company has targeted as likely candidates for such direct billing products and services the following types of customers: network and enhanced data service providers, Internet service providers, long distance providers serving commercial accounts, cellular services providers, competitive local access providers and cable television companies.

COMPETITION

      The market for telecommunications billing systems and services is highly competitive, and Aptis anticipates that this competition will increase. Aptis competes with both independent providers of billing systems and services and with the internal billing departments of telecommunications service providers. Aptis expects that the continued growth and merging of the enhanced data, Internet and communications industry and the deregulation of other industries will encourage new competitors to enter the billing market in the future. The growth in total expenditures on customer care and billing solutions is expected to increase at significant rates over the next few years. Companies that offer broad solutions capability have the opportunity to gain significant market share and establish long-term relationships with industry players. Aptis believes that the principal competitive factors in its market include responsiveness to client needs, timeliness of implementation, quality of service, price, project management capability and technical expertise. Aptis also feels that its ability to compete depends on a number of competitive factors outside its control. Some of these factors include the development of software that is competitive with the Company's services and products, the price at which competitors offer comparable services and products, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel.

      Aptis also competes with a number of companies that have substantially greater financial, technical, sales and marketing resources, as well as greater name recognition. As a result, the Company's competitors may be able to adapt more quickly to emerging technologies, changes in customer requirements or to devote greater resources to the promotion and sale of their products. The Company does not currently hold any patents and relies upon a combination of contractual non-disclosure obligations as well as statutory and common law copyright, trademark and trade secret laws to establish and maintain its proprietary rights to its products. Aptis believes that because of the rapid pace of technological change in the enhanced data, Internet, communications and software industries, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to, and distribution of, its proprietary information. Use of the Company's software products is generally restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products.

RESEARCH AND DEVELOPMENT

      Research and development expenses were $4.5 million, $2.1 million and $1.1 million in 1999, 1998 and 1997, respectively. Aptis is actively involved in ongoing research and development efforts associated with creating new billing modules and enhanced products related to its convergent billing software platform for both telecommunications and Internet service providers. Aptis will continue to significantly increase its investment in research and development efforts and expects that research and development expenses will be approximately $9 to $10 million in 2000.

INTERNET

      Over the last five years, the Internet and the Worldwide Web have grown at an explosive rate. The growth of the Internet is a global phenomenon that is fundamentally changing the way business is conducted. The increase in the number of Internet users, coupled with the proliferation of new types of on-line and electronic commerce, or e-commerce, has fueled the emergence of new service providers such as ISPs and Internet telephony providers. In addition, traditional telecommunications carriers have entered the Internet market, providing on-line and e-commerce services to both businesses and consumers. One of the consequences of the widespread growth and acceptance of Web use is that consumers are rapidly embracing the ability to pay their bills and conduct other personal business over the Internet. This trend has generated a growing interest by large national and regional bill senders to publish their bills electronically. The Company has embraced the Internet phenomenon and addressed it in its core LEC billing and Aptis businesses. Additionally, the Company has invested in acquisition opportunities directly related to the Internet, as discussed below.

      In September 1998, BCC acquired 22% of the capital stock of Princeton eCom Corporation ("PTC"), formerly known as Princeton Telecom Corporation. PTC, founded in 1983 by a group of Princeton University professors, is a privately held company headquartered in Princeton, New Jersey specializing in comprehensive electronic bill presentment and payment services via the Internet to financial institutions and large businesses. PTC's services eliminate the need for companies to generate and mail paper bills as well as the need for consumers to write and mail paper checks. PTC also provides electronic lockbox
(ELS) and credit card balance transfer services. Through September 30, 1999, the Company acquired additional shares of PTC common stock, increasing the Company's ownership to approximately 24% at September 30, 1999. In November 1999, the Company announced that it recently signed an agreement to increase its ownership interest in PTC to 27% with an additional equity investment of $2.6 million. The Company also anticipates additional equity investments in PTC as PTC positions itself for further growth.

      In November 1999, the Company completed the acquisition of FIData, Inc., a company located in San Antonio, Texas that provides Internet-based automated loan approval products to the financial services industries. FIData was formed in 1987 to provide the credit union industry with self-service technology. The proprietary products of FIData facilitate Internet-based automated approval of consumer loans. The FIData state-of-the-art technology is easily installed and may rapidly change a lender's website into an interactive revenue and self-service center. In addition to credit unions, the FIData products have application in the banking, insurance, mortgage and retail markets. In conjunction with the FIData transaction, the Company also completed the acquisition of a company located in Austin, Texas that is developing an Internet-based financial services website focused on the credit union industry and its members.

      As of the date of this report, the Company has invested $21.7 million, and committed an additional $2.6 million of capital resources in the Internet arena and plans to make further significant investments of capital in Internet-related operations over the foreseeable future. The Company will continue to review additional strategic Internet acquisition opportunities that will complement or enhance its existing operations.

EMPLOYEES

      At September 30, 1999, the Company had 806 full-time employees and 22 part-time employees, as follows: LEC billing - 395 full-time and 18 part-time; Aptis - 323 full-time and 4 part-time; Internet - 10 full-time; and corporate office - 78 full-time employees. None of the Company's employees are represented by a union. The company believes that its employee relations are good.

ITEM 2. PROPERTIES

      At September 30, 1999, the Company occupied approximately 130,000 square feet of space at 7411 John Smith Drive, San Antonio, Texas, which serves as a customer service facility for LEC Billing and the corporate and operational headquarters for the Company's LEC billing and Software divisions. The lease expires in October 2006 and has certain expansion options, renewal options and rights of first refusal. At September 30, 1999, the company's LEC billing operations occupied an additional 26,000 square feet for a customer service facility located at 10500 Highway 281, San Antonio, Texas, under a lease that expires in September 2002. The Company has a third LEC billing customer service facility at 802 N. Carancahua, Corpus Christi, Texas, where it occupied approximately 29,000 square feet at September 30, 1999, under a lease that expires in September 2005. The Company's Software operations occupy approximately 29,000 square feet in Austin, Texas, approximately 54,000 square feet in Albany, New York and approximately 7,500 square feet in Glendale, California under leases that expire at varying dates through 2008. The Company's Internet operations are also headquartered at the leased premises in Austin. In November 1999, the Company signed an agreement to lease approximately 75,000 square feet of office space in Austin, Texas that will eventually serve as the headquarters for the Company's Software operations. This lease expires in 2010 and has certain renewal options. The Company believes that its current facilities are, and its future facilities will be, adequate to meet its current and future needs.

ITEM 3. LEGAL PROCEEDINGS

      A lawsuit was filed on December 31, 1998, in the United States District Court in San Antonio, Texas by an alleged stockholder of the Company against the Company and various of its officers and directors, alleging unspecified damages as a result of alleged false statements in various press releases prior to November 19, 1998. In September 1999, the U.S. District Court for the Western District of Texas entered an order and judgment dismissing the plaintiff's lawsuit. The plaintiff noticed an appeal of that decision on September 29, 1999. Although no assurances can be given, the Company believes it has meritorious defenses to this action and intends to defend itself vigorously.

      The Company had a $1.0 million default judgment entered against it in September 1999 as a result of a garnishment action in Wisconsin state court. The Company was not alleged to have done anything wrong, and its liability is based solely on a failure by former in-house counsel to timely answer the garnishment lawsuit. The underlying judgment was against a former customer of the Company. The class plaintiff's attempt to collect that judgment through moneys held by the Company on behalf of its former customer gave rise to the garnishment action against the Company. The Company entered into a Stipulation of Settlement in this matter which will require a minimum final settlement amount of $0.8 million. During 1999, the Company recorded a charge that it believes is adequate for the final settlement.

      The Company is cooperating with the Federal Trade Commission's ("FTC") Bureau of Consumer Protection ("BCP") regarding BCP staff requests for industry and customer specific information from the Company relating primarily to the alleged cramming of charges for non-regulated telecommunication services by certain of its customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. In connection with the Company's responses to the ongoing informational requests, the BCP staff has proposed a complaint against the Company. The BCP staff alleges that it can impose a variety of civil remedies on the Company, including consumer redress or other equitable relief as well as restrictions on the way the Company processes charges for enhanced services. The Company disputes the BCP staff's alleged basis for liability and is reviewing the BCP staff's allegations to ensure that corrective action has already been taken. Billing Concepts has and will continue to cooperate and engage the BCP staff in good faith negotiations. The Company is unable to predict what action, if any, the FTC will take regarding the BCP staff's proposed complaint or what, if any, financial impact would result.

      The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings to which the Company is a party, including those described above, will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's common stock, par value $0.01 per share (the "Common Stock"), is quoted on the Nasdaq National Market under the symbol "BILL." The table below sets forth the high and low bid prices for the Common Stock from October 1, 1997, through December 10, 1999, as reported by the Nasdaq National Market. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                         HIGH            LOW
                                                         ----            ---
Fiscal Year Ended September 30, 1998:
  1st quarter                                         $24 11/16       $17 7/8
  2nd quarter                                         $30             $22
  3rd quarter                                         $29  5/8        $13  1/2
  4th quarter                                         $15  3/4        $8  5/16

Fiscal Year Ending September 30, 1999:
  1st quarter                                         $17             $10
  2nd quarter                                         $11  7/8        $7 15/16
  3rd quarter                                         $14             $9  7/8
  4th quarter                                         $11  3/16       $4  1/2

Fiscal Year Ending September 30, 2000:
  1st quarter (through December 10, 1999)             $7   1/8        $4  7/32

STOCKHOLDERS

      At December 10, 1999, there were 38,538,371 shares of Common Stock outstanding, held by 503 holders of record. The last reported sales price of the Common Stock on December 10, 1999, was $7 1/8 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected financial and other data and pro forma per share data for the Company. The income statement data for the years ended September 30, 1999, 1998, 1997, 1996 and 1995, and the balance sheet data at September 30, 1999, 1998, 1997, 1996 and 1995, presented below are derived from the audited Consolidated Financial Statements of the Company. The data presented below for the fiscal years ended September 30, 1999, 1998 and 1997, should be read in conjunction with the Consolidated Financial Statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included in this report.

                                                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                                               ----------------------------------------------------
                                                                                 1999       1998       1997       1996       1995
                                                                               --------   --------   --------   --------   --------
                                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Operating revenues .........................................................   $181,324   $176,023   $132,237   $109,421   $ 84,104
Gross profit ...............................................................     71,805     67,845     49,802     39,046     30,578
Advance funding program income .............................................      3,798      7,919      7,255      6,564      4,582
Advance funding program expense ............................................        125        126        688      1,367      1,351
Special charges ............................................................      1,529      2,000     21,252          0          0
Income from operations .....................................................     23,521     40,266     14,285     29,041     22,486
Net income (5) .............................................................     15,822     26,703      4,238     18,096     14,253

Basic net income per common share (5) ......................................   $   0.43   $   0.74   $   0.13       --         --
Pro forma basic net income per common share (1) ............................       --         --         --     $   0.57   $   0.49
Weighted average common shares outstanding .................................     37,116     35,844     33,525       --         --
Pro forma weighted average common shares outstanding (1) ...................       --         --         --       31,703     29,137

Diluted net income per common share (5) ....................................   $   0.42   $   0.71   $   0.12       --         --
Pro forma diluted net income per common share (1) ..........................       --         --         --     $   0.54   $   0.45

Weighted average common shares and common share equivalents outstanding ....     37,685     37,488     35,092       --         --
Pro forma weighted average common shares and common share
  equivalents outstanding (1) ..............................................       --         --         --       33,275     31,667

                                                                                                    SEPTEMBER 30,
                                                                               ----------------------------------------------------
                                                                                 1999       1998       1997       1996       1995
                                                                               --------   --------   --------   --------   --------
                                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital ............................................................   $ 73,553   $ 60,247   $ 28,015   $ 13,604   $ 17,361
Total assets ...............................................................    255,079    266,613    171,288    139,286    107,688
Long-term debt and capital leases, less current portion ....................          0      2,468      2,805      5,185      2,365
USLD's investment in and advances to BCC ...................................          0          0          0          0     21,387
Additional paid-in capital (2) .............................................     63,771     60,028     42,905     19,628          0
Retained earnings (3) ......................................................     48,213     34,141      7,438      3,200          0

                                                                                                    SEPTEMBER 30,
                                                                               ----------------------------------------------------
                                                                                 1999       1998       1997       1996       1995
                                                                               --------   --------   --------   --------   --------
                                                                                                   (IN THOUSANDS)
OPERATING DATA:
EBITDA (4) .................................................................   $ 32,850   $ 47,364   $ 18,352   $ 31,309   $ 23,805

(1)The per share and weighted average common shares and common share equivalents outstanding data for the years ended September 30, 1996 and 1995 is unaudited and presented on a pro forma basis as BCC had no publicly held common shares outstanding prior to its spin-off from USLD on August 2, 1996. The number of weighted average common shares outstanding used in the calculation of the pro forma earnings per share gives effect to the shares assumed to be issued had the spin-off occurred at the beginning of each period presented.
(2)Additional paid-in capital for the years ended September 30, 1997 and 1996 was restated to give effect to the one-for-one common stock dividend that was distributed on January 30, 1998 to stockholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital.
(3)The Company has never declared cash dividends on its Common Stock, nor does it anticipate doing so in the foreseeable future.
(4)Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a profitability/cash flow measurement that is commonly used in the telecommunications industry. EBITDA is not a financial measure pursuant to Generally Accepted Accounting Principles ("GAAP"), nor is it acceptable or considered an alternative measure of cash flows from operations under GAAP or funds available for dividends, reinvestments or other discretionary uses. For a presentation of cash flows, including cash flows related to operating activities, investing activities and financing activities, see the Statements of Cash Flows included in the Company's Consolidated Financial Statements.
(5)Without the effect of special and certain other charges and excluding its Internet operations, the Company recorded net income of $21.3 million, $27.9 million and $21.9 million and diluted net income per common share of $0.57, $0.80 and $0.66 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS - CONSOLIDATED

      The following table presents certain items in the Company's Consolidated Statements of Income as a percentage of total revenues:

                                                    YEAR ENDED SEPTEMBER 30,
                                                     1999    1998     1997
                                                     ----    ----     ----
Operating revenues...............................     100.0%  100.0%  100.0%
Cost of revenues.................................      60.4    61.5    62.3
                                                      -----   -----   -----


Gross profit.....................................      39.6    38.5    37.7
Selling, general and administrative expenses.....      19.5    13.1    11.4
Research and development.........................       3.2     1.9     1.3
Advance funding program income, net..............      (2.0)   (4.4)   (5.0)
Depreciation and amortization expense............       5.1     4.0     3.1
Special charges..................................       0.8     1.1    16.1
                                                      -----   -----   -----


Income from operations...........................      13.0    22.8    10.8
Other income, net................................       2.1     2.5     0.4
                                                      -----   -----   -----


Income before provision for income taxes.........      15.1    25.3    11.3

Provision for income taxes.......................      (6.4)  (10.2)   (8.0)
                                                      -----   -----   -----


Net income.......................................       8.7%   15.1%    3.2%
                                                      =====   =====   =====

      The Company's revenues are derived primarily from the provision of billing clearinghouse and information management services to telecommunications services providers ("Local Exchange Carrier billing" or "LEC billing") by its LEC billing division ("Billing"). Through its subsidiary, Aptis, Inc. ("Aptis"), the Company also operates a software division ("Software") that develops, markets and supports convergent billing and customer care software applications for telecommunications and Internet service providers and provides direct billing outsourcing services. In addition, the Company has Internet operations ("Internet") that include equity interests in Princeton eCom Corporation ("PTC"), formerly known as Princeton Telecom Corporation, and an Internet-related company located in Austin, Texas. Total revenues for 1999 were $181.3 million compared to $176.0 million in 1998 and $132.2 million in 1997, representing increases of 3.0% and 33.1%, respectively. The increase in total revenues from 1998 was primarily due to the increase in Aptis revenues while the increase from 1997 was primarily attributable to the increase in LEC billing revenues. Gross profit margin of 39.6% reported for 1999 compares to 38.5% achieved in 1998 and 37.7% achieved in 1997. The improvement from year to year is attributable to the growth of Aptis revenues as a percentage of total revenues due to the higher margins associated with Aptis sales. The Company's consolidated gross profit margin could increase in subsequent periods as a result of an increased contribution of higher gross margin Aptis revenues.

      Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for 1999 were $35.3 million, or 19.5% of revenues, compared to $23.0 million, or 13.1% of revenues, in 1998, and $15.1 million in 1997, representing 11.4% of revenues. SG&A expenses as a percentage of revenues increased from year to year primarily due to the Aptis operations incurring a higher level of SG&A expenses as a percentage of revenue than the Company as a whole. This increased level of SG&A for Aptis is necessary as Aptis builds an infrastructure consistent with expected growth. As the revenues generated by Aptis operations have increased as a percentage of total revenue, the overall SG&A percentage has increased accordingly.

      Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Depreciation and amortization expense as a percentage of revenues was 5.1%,

4.0% and 3.1% in 1999, 1998 and 1997, respectively. The increase in the percentage from year to year is attributable to increased capital expenditures made in order to provide the infrastructure needed to support the growth of the Company. These expenditures included the purchase of office furniture, computer equipment and software and leasehold improvements. Investments in leasehold improvements increased in connection with the Company's new facility in 1997 that serves as both a customer service center and the corporate and operational headquarters of the Company and leasing an additional customer service center in 1998. During 1999, 1998 and 1997, the Company recognized $626,000, $625,000 and
$205,000 of amortization expense, respectively, related to goodwill and other intangibles acquired in connection with the acquisition of CRM in June 1997.

      Income from operations was $23.5 million, $40.3 million and $14.3 million in 1999, 1998 and 1997, respectively. Income from operations for 1999 includes special charges of $1.5 million of expenses incurred in contemplation of a proposed separation of the Company's LEC billing and software businesses into two separate public companies. The proposed separation was terminated in the fourth quarter of fiscal 1999. Income from operations for 1998 reflects special charges of $2.0 million during the fourth quarter of 1998 representing in-process research and development costs acquired in connection with the acquisition of 22% of the capital stock of PTC. Income from operations for 1997 reflects special charges of $21.3 million incurred in the third quarter of 1997. The $21.3 million charge includes in-process research and development costs of $13.0 million acquired in connection with the acquisition of CRM. The remaining $8.3 million represents accumulated costs associated with the development of a direct billing system for a service bureau operation. The Company abandoned this development during the third quarter of 1997. Income from operations, exclusive of special charges, represented 13.8%, 23.9% and 26.9% of revenues in 1999, 1998 and 1997, respectively. The decrease in income from operations, exclusive of special charges, as a percentage of revenues from year to year is attributable to higher SG&A, research and development and depreciation expenses and lower net advance funding income as a percentage of revenues, offset partly by a higher gross profit margin.

      Net other income of $3.9 million in 1999 compares to net other income of $4.4 million in 1998 and $0.6 million in 1997. The increase in net other income for both 1999 and 1998 from 1997 was primarily due to increased interest income from short-term investments due to higher cash balances. The increase in interest income for 1999 was offset by the Company's $1.8 million equity in the loss of its investee, PTC, since the Company's initial investment in September 1998. Interest expense was also lower in 1999 and 1998 due to the paydown of long-term debt.

      The Company's effective tax rate was 42.3% in 1999, 40.3% in 1998 and 71.5% in 1997. The Company's effective tax rate is higher than the federal statutory rate due to the inclusion of state income taxes (in addition to federal income taxes) and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. Exclusive of nondeductible in-process research and development costs related to the acquisition of CRM and PTC and nondeductible losses from its Internet investments, the Company's effective tax rate would have been 39.3%, 38.7% and 41.0% in 1999, 1998 and 1997, respectively.

RESULTS OF OPERATIONS - LEC BILLING

      The following table presents the operating results of the Company's LEC billing division and as a percentage of related revenues for each year:

                                                                         YEAR ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------------
                                                        1999                       1998                       1997
                                               ---------    ---------     ---------    ---------     ---------    ---------
Operating revenues .........................   $ 138,646        100.0%    $ 147,542        100.0%    $ 120,451        100.0%
Cost of revenues ...........................      87,763         63.3        92,761         62.9        75,472         62.7
                                               ---------    ---------     ---------    ---------     ---------    ---------
Gross profit ...............................      50,883         36.7        54,781         37.1        44,979         37.3
Selling, general and administrative expenses       9,873          7.1         7,540          5.1         6,299          5.2
Research and development ...................       1,246          0.9         1,168          0.8           594          0.5
Advance funding program income, net ........      (3,673)        (2.6)       (7,793)        (5.3)       (6,567)        (5.5)
Depreciation and amortization expense ......       5,170          3.7         3,999          2.7         2,292          1.9
Special and other charges ..................       4,443          3.3          --                         --           --
                                               ---------    ---------     ---------    ---------     ---------    ---------
  Income from operations ...................   $  33,824         24.3%    $  49,867         33.8%    $  42,361         35.2%
                                               =========    =========     =========    =========     =========    =========

OPERATING REVENUES

      LEC billing fees charged by Billing include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by Billing to local telephone companies for billing and collection. Processing fees also include any charges assessed to Billing by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by Billing or as a fee charged for each billing inquiry made by end users.

      Including a bad debt write-off of $3.2 million in 1999, LEC billing services revenues decreased $12.1 million, or 8.2%, in 1999 from 1998, and increased $27.1 million, or 22.5%, in 1998 from 1997. The decrease in revenue from 1998 was attributable to an overall decrease in the number of call records processed, as well as the $3.2 million charge. The revenue increase from 1997 was primarily attributable to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Despite the overall increase in revenue from 1997, the number of call records processed for billing during 1998 and 1999 was negatively impacted by "slamming" and "cramming" issues that have occurred in the long distance industry. Slamming is defined as the unauthorized and illegal switching of a customer's telephone service from one carrier to another carrier, while cramming is the practice of a company billing customers for products and services that the consumer did not knowingly authorize. These "slamming and cramming" issues have caused some of the larger Local Exchange Carriers ("LECs") to affect the ability of certain of Billing's customers to market certain services. Also, as a proactive measure, Billing has taken action against certain customers that includes, but is not limited to, the cessation of billing for certain new or existing products. Management continues to take actions in order to mitigate the effects of "slamming and cramming" issues on the call record volumes of its current customer base. These actions have resulted in lower revenues for 1999 and 1998.

Telephone call record volumes were as follows:

                                                      YEAR ENDED
                                                     SEPTEMBER 30,
                                                   ------------------
                                                   1999   1998  1997
                                                   -----  ----- -----
                                                     (IN MILLIONS)
Direct dial long distance services ..............  599.0  612.6 510.3
Operator services ...............................   97.2  134.6 133.4
Enhanced billing services........................    4.7   11.4   9.6
Billing management services......................  230.4  329.1 342.1

      Although billing management records decreased significantly from 1997 to 1999, the impact on revenues was minimal because revenue per record for billing management customers, who have their own billing and collection agreements with the local telephone companies, is significantly less than revenue per record for Billing's other customers.

COST OF REVENUES

      Cost of revenues includes billing and collection fees charged to Billing by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. Billing achieves discounted billing costs due to its aggregated volumes and can pass these discounted costs on to its customers.

      Including the $3.2 million charge to revenue discussed above, the gross profit margin for 1999 was 35.2% compared to 37.1% achieved in 1998 and 37.3% achieved in 1997. The decrease in margin in 1999 from 1998 is primarily attributable to the $3.2 million charge in 1999. Excluding this charge, gross profit margin was 36.7% for 1999. The decrease in margin from 1998 was also attributable to the loss of certain higher margin enhanced billing services revenues. The decrease in these revenues is the result of actions to reduce the incidence of slamming and cramming.

SELLING, GENERAL AND ADMINISTRATIVE

      Including the $3.2 million charge to revenue discussed above and a charge of $1.2 million to SG&A in 1999 for a legal judgment, SG&A expenses for 1999 were $11.1 million or 8.2% of revenues, compared to $7.5 million, or 5.1% of revenues in 1998, and $6.3 million in 1997, representing 5.2% of revenues. The increase in SG&A as a percentage of revenue in 1999 was primarily due to the overall decrease in revenue as well as the $1.2 million charge. Excluding this charge and the $3.2 million charge to revenue discussed above, SG&A as a percentage of revenue in 1999 was 7.1%.

      Expenses related to certain corporate functions, such as treasury, financial reporting, investor relations, legal, payroll, human resources and management information systems, have not been fully charged to Billing, but are included in the consolidated results of operations as general corporate expenses.

RESEARCH AND DEVELOPMENT

      Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. Billing internally funds research and development activities with respect to efforts associated with creating new and enhanced billing services products. Research and development expenses in both 1999 and 1998 were $1.2 million compared to $0.6 million in 1997. Billing intends to continue its research and development efforts in the future and anticipates spending approximately $1.0 million during 2000 for such expenses.

ADVANCE FUNDING PROGRAM INCOME AND EXPENSE

      Advance funding program income was $3.8 million in 1999 compared with $7.9 million in 1998 and $7.3 million in 1997. The year-to-year fluctuations were primarily the result of the level of customer receivables financed under the Company's advance funding program (see "Advance Funding Program and Receivable Financing Facility" below). The quarterly average balance of purchased receivables was $48.2 million, $83.0 million and $73.6 million in 1999, 1998 and 1997, respectively.

      The decrease in advance funding program expense to $0.1 million in both 1999 and 1998 from $0.7 million in 1997 was attributable to the Company financing all customer receivables during 1999 and 1998 with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. The expense recognized during 1999 and 1998 represents unused credit facility fees and is the minimum expense that the Company could have incurred during these years.

INCOME FROM OPERATIONS

      Including special and other charges, income from operations in 1999 was $33.8 million, or 25.0% of revenues, compared to income from operations of $49.9 million, or 33.8% of revenues, in 1998 and $42.4 million, or 35.2% of revenues, in 1997. The decrease in income from operations as a percentage of revenues from year to year is attributable to lower net advance funding income and higher operating expenses as a percentage of revenues, as well as a lower gross profit margin. Excluding the $1.2 million charge to SG&A and the $3.2 million charge to revenue discussed above, income from operations in 1999 was $38.3 million, or 27.6% of revenues.

RESULTS OF OPERATIONS - SOFTWARE

      The following table presents the operating results of the Company's software division and as a percentage of related revenues for each year:

                                                                   YEAR ENDED SEPTEMBER 30,
                                               ------------------------------------------------------------------
                                                      1999                   1998                    1997
                                               --------   --------    --------   --------    --------    --------
Software revenues ..........................   $ 19,712       42.9%   $ 10,067       35.3%   $  3,327        28.2%
Services revenues ..........................     19,011       41.4       9,589       33.7       4,661        39.6
Hardware revenues ..........................      7,198       15.7       8,825       31.0       3,798        32.2
                                               --------   --------    --------   --------    --------    --------
  Total operating revenues .................     45,921      100.0      28,481      100.0      11,786       100.0
Cost of revenues ...........................     21,756       47.4      15,417       54.1       6,963        59.1
                                               --------   --------    --------   --------    --------    --------
Gross profit ...............................     24,165       52.6      13,064       45.9       4,823        40.9
Selling, general and administrative expenses     10,932       23.8       5,495       19.3       2,015        17.1
Research and development ...................      4,479        9.8       2,109        7.4       1,067         9.1
Depreciation and amortization expense ......      2,168        4.7       1,380        4.8         494         4.2
Special and other charges ..................        780        1.7        --         --        21,252       180.3
                                               --------   --------    --------   --------    --------    --------
  Income (loss) from operations ............   $  5,806       12.6%   $  4,080       14.3%   $(20,005)     (169.7)%
                                               ========   ========    ========   ========    ========    ========

      In addition to license and maintenance fees charged by Aptis for the use of its billing software applications, fees are charged on a time and materials basis for software customization and professional services. Processing fees for direct billing services provided through Aptis' service bureau are assessed to customers based on volume. Aptis' revenues also include retail sales of third-party computer hardware and software.

      Aptis revenues increased $17.4 million, or 61.2%, in 1999 from 1998, and increased $16.7 million, or 141.7%, in 1998 from 1997. The increase in revenues from the prior years was primarily attributable to the increase in license and maintenance fees.

COST OF REVENUES

      Cost of revenues includes the cost of third-party computer hardware and software sold, and the salaries and benefits of software development, technical, service bureau and professional service personnel who generate revenue from contracted services.

      Gross profit margin of 52.6% reported for 1999 compares to 45.9% achieved in 1998 and 40.9% achieved in 1997. The improvement from year to year is attributable to the growth of Aptis software license and maintenance fees as a percentage of total revenues in 1999 and 1998. This growth served to improve gross margin due to the higher margins associated with such revenues.

SELLING, GENERAL AND ADMINISTRATIVE

      Including a bad debt write-off of $0.8 million in 1999, SG&A expenses for 1999 were $11.7 million, or 25.5% of revenues, compared to $5.5 million, or 19.3% of revenues, in 1998, and $2.0 million in 1997, representing 17.1% of revenues. SG&A expenses as a percentage of revenues increased from the prior years primarily due to increased expenditures to provide the infrastructure necessary to support the projected growth of the software business and increased marketing expenses. The Company expects that marketing expenditures will continue to significantly increase in light of Aptis' aggressive marketing campaign.

      Expenses related to certain corporate functions, such as treasury, financial reporting, investor relations, legal, payroll, human resources and management information systems, have not been fully charged to the Aptis division, but are included in the consolidated results of operations as general corporate expenses.

RESEARCH AND DEVELOPMENT

      Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. Aptis is actively involved in ongoing research and development efforts associated with creating new and enhanced products related to its convergent billing software platform for both telecommunication and Internet service providers. Research and development expenses in 1999 were $4.5 million compared to $2.1 million in 1998 and $1.1 million in 1997. The Company intends to significantly increase its research and development efforts in the future and anticipates spending approximately $9 to $10 million during 2000 for such expenses.

INCOME FROM OPERATIONS

      Exclusive of special and other charges, income from operations in 1999 was $6.6 million, or 14.3% of revenues, compared to income of $4.1 million, or 14.3% of revenues, in 1998 and income of $1.2 million, or 10.6% of revenues, in 1997. Income from operations as a percentage of revenues in 1999 reflected higher SG&A and research and development expenses as a percentage of revenues, which were offset by a higher gross profit margin. The increase in income from operations as a percentage of revenues in 1998 from 1997 is attributable to a higher gross profit margin, offset partly by higher operating expenses as a percentage of revenues.

RESULTS OF OPERATIONS - INTERNET

      The Company began its Internet operations with its initial investment in PTC in September 1998. During 1999, in addition to recording its equity in the net loss of PTC of $1.8 million, which is included in "Other Income," the Company recorded $0.5 million of SG&A and R&D expenses related to its initial investment in an Internet company located in Austin, Texas.

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

      Management of the Company currently anticipates that the total expenses and capital expenditures associated with its Year 2000 readiness project, including costs associated with modifying the Programs and Systems and the cost of purchasing or leasing certain hardware and software, will be approximately $3 million. As of September 30, 1999, the Company has spent approximately $1.5 million on capital expenditures for related hardware and software and incurred and expensed approximately $1.0 million in personnel and other costs related to the Year 2000 readiness process. Any additional personnel or other costs related to this process will be expensed as incurred. The cost of Year 2000 readiness is the best estimate of Company management and is believed to be reasonably accurate.

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

      The Company has developed a contingency plan for implementation in the event its Programs and Systems are not Year 2000 ready prior to December 31, 1999. Such contingency plans are modeled upon the Company's Disaster Recovery Plan. The Disaster Recovery Plan outlines a strategy for reduced continued operations following a natural disaster that damages the Company's operations center in San Antonio, Texas.

      The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $134.0 million at September 30, 1999, from $121.0 million at September 30, 1998. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its LEC billing customers. The Company's working capital position increased to $73.6 million at September 30, 1999, from $60.2 million at September 30, 1998, and its current ratio was 1.5:1 and 1.4:1 at September 30, 1999 and 1998, respectively. Net cash provided by operating activities was $22.1 million, $40.6 million and $30.7 million in 1999, 1998 and 1997, respectively, and primarily reflected net income from 1997 to 1999, exclusive of special charges.

      In December 1996, the Company obtained a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on March 20, 2000. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Management is currently in negotiations with its lenders to renew the line of credit and expects that the credit facility will be further renewed with similar or more favorable terms. No amounts were borrowed by the Company under its credit facility at either September 30, 1999 or 1998. At September 30, 1999, the amount available under the Company's credit facility was $42.0 million.

      Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all required covenants at September 30, 1999 and 1998.

      Capital expenditures amounted to approximately $9.5 million in 1999 and related primarily to the purchase of computer equipment and software. The Company anticipates capital expenditures before acquisitions, if any, of approximately $8 million in fiscal 2000 largely related to expenditures for furniture, fixtures, leasehold improvements, computer software and hardware upgrades. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

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

      In September 1998, the Company acquired a 22% ownership position in PTC, which is a privately held company headquartered in Princeton, New Jersey specializing in comprehensive electronic bill presentment and payment services via the Internet to financial institutions and large businesses. Through September 30, 1999, the Company acquired additional shares of PTC common stock, increasing the Company's ownership position to approximately 24% at September 30, 1999. The Company accounts for its investment in PTC under the equity method. In November 1999, the Company announced that it recently signed an agreement to increase its ownership interest in PTC to 27% with an additional equity investment of $2.6 million. The Company also anticipates additional equity investments in PTC as PTC positions itself for further growth.

      Effective October 1, 1998, the Company acquired Expansion Systems Corporation ("ESC"), a privately held company headquartered in Glendale, California that develops and markets billing and registration systems to Internet Service Providers ("ISPs") under its flagship products TOTALBILL and INSTANTREG. An aggregate of 170,000 shares of the Company's Common Stock was issued in connection with this transaction.

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

      In July 1999, the Company acquired a 60% equity interest in an Internet company located in Austin, Texas that is developing an Internet-based financial services website focused on the credit union industry and its members. In November 1999, the Company acquired the remaining 40% of this company through the related acquisition of FIData, Inc., a company located in San Antonio, Texas that provides Internet-based automated loan approval products to the financial services industries. The total consideration for these acquisitions is approximately $4.0 million in cash, 1,100,000 shares of the Company's common stock and debt assumption of $0.9 million.

      As of the date of this report, the Company has invested $21.7 million, and committed an additional $2.6 million of capital resources in the Internet arena and plans to make further significant investments of capital in Internet-related operations over the foreseeable future. The Company will continue to review additional strategic Internet acquisition opportunities that will complement or enhance its existing operations.

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

      Within five days from receiving a customer's records, an initial payment is made to the customer based on a percentage of the value of the customer's call records submitted to the local telephone companies. This percentage is established by the Advance Payment Agreement and generally ranges between 50% and 80%. The Company pays the remaining balance of the purchase price upon collection of funds from the local telephone companies. A portion of the funds used to make the advance payments may be borrowed under the Company's revolving line of credit facility. The amount borrowed by the Company under this credit facility to finance the advance funding program was $0 at September 30, 1999 and 1998.

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

SEASONALITY

      To some extent, the revenues and call record volumes of most customers using the LEC billing services of the Company are affected by seasonality. For example, the Company's direct dial long distance customers use the Company's services primarily to bill residential accounts, which typically generate a higher traffic volume around holidays, particularly Thanksgiving, Christmas and New Year's Day. As a result, direct dial long distance billing revenues for the Company's first and second fiscal quarters ending December 31 and March 31, respectively, historically have been higher than other quarters after adjusting for new business. The seasonal effect caused by the Company's direct dial long distance customers has been mitigated to some extent, however, as a result of the Company's business from operator services customers. Typically, the Company's operator services customers experience decreased call record volumes in the fall and winter months as pay telephone usage declines due to inclement weather. Consequently, the Company has historically reported lower operator services billing revenues in the first and second fiscal quarters. The Company's software and Internet operations are not significantly affected by seasonality.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of September 30, 1999 because the Company's intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................   29
Consolidated Balance Sheets at September 30, 1999 and 1998...............   30
Consolidated Statements of Income for the Years Ended September 30,
  1999, 1998 and 1997....................................................   31
Consolidated Statements of Stockholders' Equity for the Years Ended
  September 30, 1999, 1998 and 1997......................................   32
Consolidated Statements of Cash Flows for the Years Ended September 30,
  1999, 1998 and 1997....................................................   33
Notes to Consolidated Financial Statements...............................   34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Billing Concepts Corp.:

      We have audited the accompanying consolidated balance sheets of Billing Concepts Corp. (a Delaware corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Billing Concepts Corp. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                    /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
November 17, 1999

                          BILLING CONCEPTS CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   ASSETS
                                                                                                           SEPTEMBER 30,
                                                                                                      ----------------------
                                                                                                        1999          1998
                                                                                                      ---------    ---------
Current assets:
  Cash and cash equivalents .......................................................................   $ 134,007    $ 120,972
  Accounts receivable, net of allowance for doubtful accounts of $1,662
    (1999) and $374 (1998) ........................................................................      44,053       36,163
  Purchased receivables ...........................................................................      31,375       64,477
  Prepaids and other ..............................................................................       3,776        4,055
                                                                                                      ---------    ---------
         Total current assets .....................................................................     213,211      225,667
Property and equipment ............................................................................      45,969       34,681
  Less accumulated depreciation and amortization ..................................................     (20,101)     (11,235)
                                                                                                      ---------    ---------
         Net property and equipment ...............................................................      25,868       23,446
Equipment held under capital leases, net of accumulated amortization of $963 (1998) ...............           0          441
Other assets, net of accumulated amortization of $4,013 (1999) and $2,796 (1998) ..................       8,470        9,059
Investment in equity affiliate ....................................................................       7,530        8,000
                                                                                                      ---------    ---------
         Total assets .............................................................................   $ 255,079    $ 266,613
                                                                                                      =========    =========



                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable ...........................................................................   $  21,397    $  19,053
 Accounts payable - billing customers .............................................................      90,089      118,599
  Accrued liabilities .............................................................................      28,172       26,757
  Current portion of long-term debt and obligations under capital leases ..........................           0        1,011
                                                                                                      ---------    ---------
         Total current liabilities ................................................................     139,658      165,420
Long-term debt and obligations under capital leases, less current portion .........................           0        2,468
Deferred income taxes .............................................................................       1,971        2,949
Other liabilities .................................................................................       1,315        1,635
                                                                                                      ---------    ---------
         Total liabilities ........................................................................     142,944      172,472
Commitments and contingencies (see Notes 4 and 11)
Stockholders' equity:

  Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares
      issued or outstanding at September 30, 1999 or 1998 .........................................           0            0

  Common stock, $0.01 par value, 75,000,000 shares authorized, 37,378,216 shares issued and outstanding at September 30, 1999; 36,642,890 shares issued and
      outstanding at September 30, 1998 ...........................................................         374          366
Additional paid-in capital ........................................................................      63,771       60,028
Retained earnings .................................................................................      48,213       34,141
Deferred compensation .............................................................................        (223)        (394)
                                                                                                      ---------    ---------
         Total stockholders' equity ...............................................................     112,135       94,141
                                                                                                      ---------    ---------
         Total liabilities and stockholders' equity ...............................................   $ 255,079    $ 266,613
                                                                                                      =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                          BILLING CONCEPTS CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                                                          -----------------------------------
                                                                            1999         1998         1997
                                                                          ---------    ---------    ---------
Operating revenues ....................................................   $ 181,324    $ 176,023    $ 132,237
Cost of revenues ......................................................     109,519      108,178       82,435
                                                                          ---------    ---------    ---------
Gross profit ..........................................................      71,805       67,845       49,802
Selling, general and administrative expenses ..........................      35,311       22,997       15,104
Research and development ..............................................       5,788        3,277        1,661
Advance funding program income ........................................      (3,798)      (7,919)      (7,255)
Advance funding program expense .......................................         125          126          688
Depreciation and amortization expense .................................       9,329        7,098        4,067
Special charges (see Note 6) ..........................................       1,529        2,000       21,252
                                                                          ---------    ---------    ---------
Income from operations ................................................      23,521       40,266       14,285
Other income (expense):
  Interest income .....................................................       5,805        4,460          998
  Interest expense ....................................................         (16)        (269)        (537)
  Equity in net loss of investee ......................................      (1,809)           0            0
  Other, net ..........................................................        (100)         241          132
                                                                          ---------    ---------    ---------
     Total other income, net ..........................................       3,880        4,432          593
                                                                          ---------    ---------    ---------
Income before provision for income taxes ..............................      27,401       44,698       14,878
Provision for income taxes ............................................     (11,579)     (17,995)     (10,640)
                                                                          ---------    ---------    ---------
Net income ............................................................   $  15,822    $  26,703    $   4,238
                                                                          =========    =========    =========
Basic:
Net income per common share ...........................................   $    0.43    $    0.74    $    0.13
                                                                          =========    =========    =========
Weighted average common shares outstanding ............................      37,116       35,844       33,525
                                                                          =========    =========    =========

Diluted:
Net income per common share and common share equivalents ..............   $    0.42    $    0.71    $    0.12
                                                                          =========    =========    =========
Weighted average common shares and common share equivalents outstanding      37,685       37,488       35,092
                                                                          =========    =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                          BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                      (IN THOUSANDS)

                                                COMMON STOCK        ADDITIONAL
                                            ---------------------    PAID-IN     RETAINED    DEFERRED
                                              SHARES     AMOUNT      CAPITAL     EARNINGS  COMPENSATION     TOTAL
                                            ---------   ---------   ---------   ---------    ---------    ---------
 Balances at September 30, 1996 .........      32,585   $     326   $  19,628   $   3,200    $       0    $  23,154
   Issuance of common stock .............         686           6       9,831           0            0        9,837

   Exercise of stock options and warrants       1,618          16      11,956           0            0       11,972
   Issuance of stock options ............           0           0       1,490           0       (1,490)           0
   Compensation expense .................           0           0           0           0          540          540
   Net income ...........................           0           0           0       4,238            0        4,238
                                            ---------   ---------   ---------   ---------    ---------    ---------
 Balances at September 30, 1997 .........      34,889         348      42,905       7,438         (950)      49,741

   Issuance of common stock .............          47           1         716           0         (170)         547

   Exercise of stock options and warrants       1,707          17      16,407           0            0       16,424
   Compensation expense .................           0           0           0           0          726          726
   Net income ...........................           0           0           0      26,703            0       26,703
                                            ---------   ---------   ---------   ---------    ---------    ---------


 Balances at September 30, 1998 .........      36,643         366      60,028      34,141         (394)      94,141
   Issuance of common stock .............         268           3         694      (1,750)           0       (1,053)
   Issuance of  stock options ...........           0           0          84           0          (84)           0

   Exercise of stock options and warrants         467           5       2,965           0            0        2,970
   Compensation expense .................           0           0           0           0          255          255
   Net income ...........................           0           0           0      15,822            0       15,822
                                            ---------   ---------   ---------   ---------    ---------    ---------

 Balances at September 30, 1999 .........      37,378   $     374   $  63,771   $  48,213    $    (223)   $ 112,135
                                            =========   =========   =========   =========    =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                       -----------------------------------
                                                                                         1999         1998         1997
                                                                                       ---------    ---------    ---------
Cash flows from operating activities:
  Net income .......................................................................   $  15,822    $  26,703    $   4,238
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................       9,329        7,098        4,067
     Deferred compensation .........................................................         255          726          540
     (Gain) loss on disposition of equipment .......................................           6         (114)         141
     Equity in net loss of investee ................................................       1,809            0            0
     Noncash special charges .......................................................           0        2,000       21,252
      Changes in operating assets and liabilities:
         Increase in accounts receivable ...........................................      (7,810)      (8,567)      (8,232)
         (Increase) decrease in prepaids and other .................................         284         (532)      (1,811)
         Increase (decrease) in trade accounts payable .............................       1,994         (903)       6,923
         Increase in accrued liabilities ...........................................       1,355       11,890        3,002
         Increase (decrease) in deferred income taxes ..............................        (650)       1,140           88
         Increase (decrease) in other liabilities ..................................        (320)       1,136          499
                                                                                       ---------    ---------    ---------
Net cash provided by operating activities ..........................................      22,074       40,577       30,707
Cash flows from investing activities:
  Purchases of property and equipment ..............................................      (9,548)     (12,472)     (18,073)
  Purchase of software development company, net of cash acquired ...................           0            0       (8,403)
  Investments in net assets of equity affiliate ....................................      (1,339)     (10,000)           0
  Collections of purchased receivables, net ........................................      33,102        5,698          745
  Collections of proceeds due (payments made) to billing customers, net ............     (28,510)      43,433       15,541
  Collections of (payments for) sales taxes due on behalf of billing customers, net         (914)       3,692        4,249
  Proceeds from sale of equipment ..................................................           0          538          127
  Other investing activities .......................................................      (1,005)      (1,159)      (1,065)
                                                                                       ---------    ---------    ---------
Net cash provided by (used in) investing activities ................................      (8,214)      29,730       (6,879)
Cash flows from financing activities:
  Payments on revolving line of credit for purchased receivables, net ..............           0            0      (19,010)
  Proceeds from issuance of long-term debt .........................................           0          600        4,404
  Payments on long-term debt .......................................................      (3,199)        (795)      (4,278)
  Payments on capital leases .......................................................        (280)        (451)      (2,831)
  Proceeds from issuance of common stock ...........................................       2,654        8,485        6,578
                                                                                       ---------    ---------    ---------
Net cash provided by (used in) financing activities ................................        (825)       7,839      (15,137)
Net increase in cash and cash equivalents ..........................................      13,035       78,146        8,691
Cash and cash equivalents, beginning of year .......................................     120,972       42,826       34,135
                                                                                       ---------    ---------    ---------
Cash and cash equivalents, end of year .............................................   $ 134,007    $ 120,972    $  42,826
                                                                                       =========    =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 1. BUSINESS ACTIVITY

      Billing Concepts Corp. ("BCC"), formerly known as Billing Information Concepts Corp., was incorporated in the State of Delaware in 1996. BCC was previously a wholly owned subsidiary of U.S. Long Distance Corp. ("USLD") that, upon its spin-off from USLD, became an independent, publicly held company. BCC and its subsidiaries (collectively, the "Company") provide billing clearinghouse and information management services (Local Exchange Carrier "LEC" billing services) in the United States to the telecommunications industry. Through its subsidiary, Aptis, Inc. ("Aptis"), the Company develops, licenses and supports convergent billing systems for telecommunications and Internet service providers and provides direct billing outsourcing services. The Company also provides Internet-based automated loan approval products to the financial services industries and is developing an Internet-based financial services website focused on the credit union industry and its members.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of BCC and its wholly and majority owned subsidiaries. The Company's 24% investment in the capital stock of Princeton eCom Corporation ("PTC") (see Note 5) is accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

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

REVENUE RECOGNITION POLICIES

      The Company recognizes revenue from its LEC billing services when records that are to be billed and collected by the Company are processed. Revenue from the sale of convergent billing systems, including the licensing of software rights, is recognized at the time the product is delivered to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. If there are significant obligations related to the installation or development of the system delivered, revenue is recognized in the period that the Company fulfills its obligations. Services revenue related to the Company's software operations is recognized in the period that the services are provided. The Company recorded bad debt expense of $1,774,000, $292,000, and $166,000 and recorded bad debt write-offs of $486,000, $56,000, and $28,000 to its allowance for doubtful accounts for 1999, 1998 and 1997, respectively.

LEC BILLING SERVICES

      The Company provides LEC billing services to telecommunications services providers through billing agreements with the local telephone carriers, which maintain the critical database of end-user names and addresses of the billed parties. Bills are generated by the local telephone carriers and the collected funds are remitted to the Company, which in turn remits these funds, net of fees, to its billing customers. The Company records a trade accounts receivable and operating revenue for fees charged for its billing services. When the customer's receivables are collected by the Company from the local telephone carriers, the Company's trade receivables are reduced by the amount corresponding to the Company's processing fees and the remaining funds are recorded as an accounts payable to billing customers.

SOFTWARE SERVICES

      Through its subsidiary, Aptis, the Company develops, licenses and supports convergent billing systems for telecommunications and Internet service providers and provides direct billing outsourcing services. In addition to license and maintenance fees charged by the Company for the use of its billing software applications, fees are also charged on a time and materials basis for software customization and professional services. Processing fees for direct billing services provided through the Company's service bureau are assessed to customers based on volume. Aptis revenues also include retail sales of computer hardware and third-party software.

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

ACCRUED LIABILITIES

      Accrued liabilities include sales taxes payable on behalf of billing customers of $17,952,000 and $18,866,000 at September 30, 1999 and 1998,
respectively.

      The Company self-insures its medical coverage for employees and dependents up to $40,000 per covered individual and an aggregate annual maximum of $1.0 million. The Company accrues for known claims and an estimate of claims incurred but not reported up to the maximum anticipated cost to the Company. During 1999 and 1998, the Company recognized approximately $1.0 million and $420,000, respectively, in self-insurance expense. The Company's insurer will pay cumulative claims above the attachment limit up to $960,000 lifetime per covered individual. The Company does not believe that claims reported and claims incurred but not reported will exceed the amounts to be covered by the insurer.

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

                                                                                        FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                                                        ------------------------------------------------------------
                                                                             INCOME                   SHARES               PER SHARE
                                                                           (NUMERATOR)             (DENOMINATOR)             AMOUNT
                                                                        ----------------          ----------------          --------
BASIC EPS
Net income available to common stockholders                             $     15,822,000                37,116,000          $   0.43
                                                                                                                            ========

EFFECT OF POTENTIALLY DILUTIVE SECURITIES

Stock options                                                                                              569,000
                                                                                                  ----------------
DILUTED EPS
Net income available to common stockholders
      including assumed conversions                                     $     15,822,000                37,685,000          $   0.42
                                                                        ================          ================          ========

                                                                                        FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                                                        ------------------------------------------------------------
                                                                            INCOME                     SHARES              PER SHARE
                                                                          (NUMERATOR)              (DENOMINATOR)             AMOUNT
                                                                        ----------------          ----------------          --------
BASIC EPS
Net income available to common stockholders                             $     26,703,000                35,844,000          $   0.74
                                                                                                                            ========

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                                                    65,000
Stock options                                                                                            1,579,000
                                                                                                  ----------------
DILUTED EPS
Net income available to common stockholders
      including assumed conversions                                     $     26,703,000                37,488,000          $   0.71
                                                                        ================          ================          ========


                                                                                        FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                                                              ------------------------------------------------------
                                                                                INCOME                 SHARES              PER SHARE
                                                                              (NUMERATOR)           (DENOMINATOR)            AMOUNT
                                                                              ----------          ----------------          --------
BASIC EPS
Net income available to common stockholders                                   $4,238,000                33,525,000          $   0.13
                                                                                                                            ========

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Warrants                                                                                                   190,000
Stock options                                                                                            1,377,000
                                                                                                 -----------------
DILUTED EPS
Net income available to common stockholders
      including assumed conversions                                           $4,238,000                35,092,000          $   0.12
                                                                              ==========          ================          ========

      Certain options to purchase 5,534,834 shares of common stock at prices ranging from $5.71 to $29.00 per share were outstanding for a portion of 1999. Certain options to purchase 2,591,500 shares of common stock at prices ranging from $13.00 to $29.00 per share were outstanding for a portion of 1998. These options were not included in the computation of the diluted EPS for 1999 and 1998, respectively, because the options' exercise price was greater than the average market price of the common shares.

NEW ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14," Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application (see Note 14 for related disclosures).

STATEMENTS OF CASH FLOWS

      Cash payments and non-cash activities during the periods indicated were as follows:

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                     ---------------------------
                                                                      1999      1998      1997
                                                                     -------   -------   -------
                                                                           (IN THOUSANDS)
Cash payments for interest .......................................   $   306   $   370   $ 1,405
Cash payments for income taxes ...................................    11,694     9,587     9,128
Noncash investing and financing activities:
  Tax benefit recognized in connection with stock option exercises     1,089     8,484     5,765
  Assets acquired in connection with acquisition .................         0         0    20,512
  Liabilities assumed in connection with acquisition .............         0         0     2,596
  Common stock issued in connection with acquisition .............         0         0     9,466

      For purposes of determining cash flows, the Company considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 3. DEBT AND CAPITAL LEASE OBLIGATIONS

      Long-term debt and capital lease obligations is comprised of the following:

                                                        SEPTEMBER 30,
                                                        -------------
                                                        1999    1998
                                                        -----  ------
                                                        (IN THOUSANDS)
Fixed interest rate term notes......................    $   0  $3,479
Less - Current portion..............................        0  (1,011)
                                                        -----  ------
Long-term debt, less current portion                    $   0  $2,468
                                                        =====  ======

      The Company had various fixed rate term notes with rates ranging from 5.5% to 8.0% due in varying amounts through August 2003. The loans were repaid in full during the year ended September 30, 1999.

      In December 1996, the Company obtained a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility was originally scheduled to terminate on December 20, 1999, but has been extended until March 20, 2000 (see Note 15). Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. No amounts were borrowed by the Company under its credit facility at either September 30, 1999 or 1998. At September 30, 1999, the amount available under the Company's credit facility was $42.0 million.

      Under the most restrictive terms of the Company's credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all such covenants at September 30, 1999.

NOTE 4. LEASES AND CHARTERS

      The Company leases certain equipment and office space under operating leases and leases a jet airplane under a charter agreement with a company associated with an officer/director of the Company (see Note 12). Rental expense for the years ended September 30, 1999, 1998 and 1997, was $3,918,000, $2,948,000 and $1,880,000, respectively. Future minimum lease payments under non-cancelable operating leases and this charter as of September 30, 1999 are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Year Ending September 30,
 2000.........................................................     $ 4,505
 2001.........................................................       4,183
 2002.........................................................       4,037
 2003.........................................................       3,415
 2004.........................................................       3,178
 Thereafter...................................................       9,127
                                                                   -------


   Total minimum lease payments...............................     $28,445
                                                                   =======

NOTE 5. ACQUISITIONS

      Effective June 1, 1997, the Company acquired Computer Resources Management, Inc. ("CRM"), a company that develops software systems for the direct billing of telecommunications services. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for CRM have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income per common share since the date of acquisition. The following unaudited pro forma information gives effect to the acquisition of CRM as if it had occurred at the beginning of the period presented. The unaudited pro forma information is based on the historical information for the period presented and includes adjustments to reflect the special charge resulting from expensing acquired in-process research and development costs (see Note 6) and the effect on depreciation and amortization expense of recording the fair value of assets acquired. The number of weighted average shares outstanding used in the calculation of the pro forma per share data gives effect to the shares assumed to be issued had the acquisition occurred at the beginning of the period presented.

                                               YEAR ENDED SEPTEMBER 30, 1997
                                               -----------------------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)

      Operating revenues........................          $136,980

      Net income................................            $4,734

      Net income per common share - basic.......             $0.14

      Net income per common share - diluted.....             $0.13

      The pro forma financial information should not be considered indicative of the operating results that would have occurred had the acquisition actually taken place at the beginning of the period specified or that the Company will achieve in the future because, among other things, this information is based on historical rather than prospective information and includes certain assumptions which are subject to change. The unaudited pro forma financial information reflects, in management's opinion, all adjustments necessary to fairly state the pro forma operating results for the period presented to make the unaudited pro forma financial information not misleading.

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

      In connection with the acquisition of CRM, the Company acquired certain intangible assets including developed technology, customer relationships and goodwill. In connection with this allocation, $13.0 million was expensed as a charge for the purchase of in-process research and development. In performing this allocation, the Company considered, among other factors, CRM's technology research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

      The purchased in-process research and development focused on next generation products. The fair value assigned to these projects was $13.0 million. The research and development projects included: (i) java and internet technologies, (ii) advanced provisioning systems; and (iii) local & convergent billing systems. Due to its specialized nature, the in-process research and development projects had no alternative future use, either for re-deployment elsewhere in the business or in liquidation, in the event the project failed.

      The Income Approach was the primary technique utilized in valuing the purchased research and development. The valuation technique employed in the appraisal was designed to properly reflect all intellectual property rights in the intangible assets, including core technology. The value of the developed technology was derived from direct sales of existing products, including their contribution to in-process research and development. In this way, value was properly attributed to the engineering know-how embedded in the existing product that will be used in developmental products. The appraisal also considered the fact that the existing know-how diminishes in value over time as new technologies are developed and changes in market conditions render current products and methodologies obsolete. The assumptions underlying the cash flow projections used were derived primarily from investment banking reports, historical results, company records and discussions with management.

      Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project are expected to be in line with historical results. The Capital Asset Pricing Model was used to determine the cost of capital (discount rate) for CRM's in-process projects. Due to the technological and economic risks associated with the developmental projects, discount rates of 20% to 27.5% were used to discount cash flows from the in-process products. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

      In September 1998, the Company acquired 22% of the capital stock of PTC for $10 million. PTC is a privately held company located in Princeton, New Jersey specializing in electronic bill publishing over the Internet and advanced payment solutions. Through September 1999, the Company has acquired additional shares of PTC stock, increasing the Company's ownership position to approximately 24% at September 30, 1999. The Company accounts for this investment under the equity method of accounting.

      In connection with the acquisition of the 22% ownership position in PTC, the Company acquired certain intangible assets, including developed technology, customer relationships and goodwill. In connection with this allocation, $2.0 million was expensed as a charge for the purchase of in-process research and development. In performing this allocation, the Company considered, among other factors, PTC's research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

      The purchased in-process research and development focused on next generation Internet-based bill publishing and payment systems and solutions. The fair value assigned to these projects was approximately $2.0 million. Due to its specialized nature, the in-process research and development projects had no alternative future use, either for re-deployment elsewhere in the business or in liquidation, in the event the project failed.

      The Income Approach was the primary technique utilized in valuing the purchased research and development. The valuation technique employed in the appraisal was designed to properly reflect all intellectual property rights in the intangible assets, including core technology. The value of the developed technology was derived from direct sales of existing products, including their contribution to in-process research and development. In this way, value was properly attributed to the engineering know-how embedded in the existing product that will be used in developmental products. The appraisal also considered the fact that the existing know-how diminishes in value over time as new technologies are developed and changes in market conditions render current products and methodologies obsolete. The assumptions underlying the cash flow projections used were derived primarily from investment banking reports, historical results, company records and discussions with management.

      Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project are expected to be in line with historical results. The Capital Asset Pricing Model was used to determine the cost of capital (discount rate) for PTC's in-process projects. Due to the technological and economic risks associated with the developmental projects, a discount rate of 20% was used to discount cash flows from the in-process projects. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

      In October 1998, the Company acquired Expansion Systems Corporation ("ESC"), a privately held company headquartered in Glendale, California that develops and markets billing and registration systems to Internet Service Providers ("ISPs") under its flagship products TOTALBILL and INSTANTREG. An aggregate of 170,000 shares of the Company's common stock was issued in connection with this transaction, which has been accounted for as a pooling of interests combination. The consolidated financial statements for periods prior to the combination have not been restated to include the accounts and results of operations of ESC due to the transaction not having a significant impact on the Company's prior period financial position or results of operations as none of ESC's assets, liabilities, revenues, expenses or income (loss) exceeded 2% of the Company's consolidated respective amounts as of or for any of the three years in the period ended September 30, 1998.

      In December 1998, the Company completed the merger of Communications Software Consultants, Inc. ("CommSoft") in consideration of 2,492,759 shares of the Company's common stock. CommSoft was a privately held, international software development and consulting firm specializing in the telecommunications industry. The business combination has been accounted for as a pooling of interests. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of CommSoft. The revenues and net income from CommSoft from October 1, 1998 to the date of the merger were approximately $3.8 million and $0.4 million, respectively.

      In July 1999, the Company acquired a 60% equity interest in an Internet company located in Austin, Texas that is developing an Internet-based financial services website focused on the credit union industry and its members. The accounts of this company have been included in the Company's consolidated financial statements since the date of acquisition. Subsequent to September 30, 1999, the Company acquired the remaining 40% of this company through a related acquisition (see Note 15).

NOTE 6. SPECIAL CHARGES

      During the third and fourth quarter of fiscal 1999, the Company recognized special charges in the amount of $1.5 million. These charges relate to professional services expenses incurred in contemplation of a proposed separation of the Company's LEC Billing and Software businesses into two separate public companies. The proposed separation was discontinued in the fourth quarter of fiscal 1999.

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

      No cash dividends were paid on the Company's common stock during fiscal 1999, 1998 or 1997.

NOTE 8. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

      The Company has adopted the BCC 1996 Employee Comprehensive Stock Plan ("Comprehensive Plan") and the BCC 1996 Non-Employee Director Plan ("Director Plan") under which officers and employees, and non-employee directors, respectively, of the Company and its affiliates are eligible to receive stock option grants. Employees of the Company also are eligible to receive restricted stock grants under the Comprehensive Plan. The Company has reserved 14,500,000 and 1,300,000 shares of its common stock for issuance pursuant to the Comprehensive Plan and Director Plan, respectively. Under each plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant under the Comprehensive Plan and five and seven years for automatic and discretionary grants, respectively, under the Director Plan.

Option activity for the years ended September 30, 1999, 1998 and 1997 is summarized as follows:

                                                    NUMBER    WEIGHTED AVERAGE
                                                   OF SHARES   EXERCISE PRICE
                                                  ----------     ----------
Outstanding, September 30, 1996 ..............     4,715,759     $     5.19
  Granted ....................................     2,597,934     $    15.72
  Canceled ...................................      (180,314)    $     6.99
  Exercised ..................................    (1,443,192)    $     3.98
                                                  ----------
Outstanding, September 30, 1997 ..............     5,690,187     $    10.27
  Granted ....................................     2,049,821     $    10.65
  Canceled ...................................      (234,051)    $    17.01
  Exercised ..................................    (1,506,283)    $     4.96
                                                  ----------
Outstanding, September 30, 1998 ..............     5,999,674     $    11.46
   Granted ...................................     3,069,139     $     6.18
   Canceled ..................................      (620,001)    $    15.72
   Exercised .................................      (467,643)    $    10.33
                                                  ----------
Outstanding, September 30, 1999 ..............     7,981,169     $     9.53
                                                  ==========

      At September 30, 1999, 1998 and 1997, stock options to purchase an aggregate of 3,273,766, 2,068,374 and 2,050,366 shares were exercisable and had weighted average exercise prices of $10.89, $10.29 and $5.99 per share, respectively.

      Stock options outstanding and exercisable at September 30, 1999, were as follows:

                               OPTIONS OUTSTANDING                                               OPTIONS EXERCISABLE
------------------------------------------------------------------------------------     -----------------------------------
      RANGE OF                                WEIGHTED AVERAGE           WEIGHTED                                WEIGHTED
      EXERCISE              NUMBER                REMAINING               AVERAGE          NUMBER                 AVERAGE
       PRICES             OUTSTANDING           LIFE (YEARS)          EXERCISE PRICE     EXERCISABLE          EXERCISE PRICE
--------------------      -----------           ------------          --------------     -----------          --------------
    $1.98 - $6.95           2,466,374                6.5                $   4.44             409,624             $   4.10
    $8.06 - $9.97           2,875,629                4.5                $   8.40           1,616,638             $   8.16
   $10.19 - $16.84          2,599,166                4.2                $  15.35           1,215,836             $  16.53
   $17.44 - $29.00             40,000                4.3                $  26.11              31,668             $  21.56
                        -------------                                                  -------------
                            7,981,169                5.0                $   9.53           3,273,766             $  10.89
                        =============                                                  =============

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," but has elected to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans as allowed under SFAS No. 123. Accordingly, the Company has not recognized compensation expense for stock options granted where the exercise price is equal to the market price of the underlying stock at the date of the grant. During fiscal 1999, 1998 and 1997, the Company recognized $255,000, $726,000 and $540,000, respectively, of compensation expense for options granted below the market price of the underlying stock on such measurement date. In addition, in accordance with the provisions of APB Opinion No. 25, the Company has not recognized compensation expense for employee stock purchases under the Billing Concepts Corp. Employee Stock Purchase Plan ("ESPP").

      Had compensation expense for the Company's stock options granted and ESPP purchases in 1999, 1998 and 1997 been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, pro forma net income and net income per common share would have been as follows (in thousands, except per share amounts):

                                                 YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Pro forma net income ...................   $   12,146   $   23,533   $    2,699

Pro forma net income per common share:
        Basic ..........................   $     0.33   $     0.66   $     0.08
        Diluted ........................   $     0.32   $     0.63   $     0.08

      The fair value for these options was estimated at the respective grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              YEAR ENDED SEPTEMBER 30,
                                      ---------------------------------------
                                         1999          1998           1997
                                      -----------   -----------    ----------
Expected volatility ...............           66%           25%           24%
Expected dividend yield ...........            0%            0%            0%
Expected life .....................    2.5 years     2.5 years     2.4 years
Risk-free interest rate ...........         5.35%         5.21%         6.05%

      The weighted average fair value and weighted average exercise price, respectively, of options granted where the exercise price was equal to the market price of the underlying stock at the grant date were $3.56 and $6.18 for the year ended September 30, 1999, $2.29 and $10.65 for the year ended September 30, 1998, and $3.55 and $16.21 for the year ended September 30, 1997. The weighted average fair value and weighted average exercise price of options granted during the year ended September 30, 1997 where the exercise price was below the market price of the underlying stock at the grant date were $4.48 and $13.00, respectively. For purposes of the pro forma disclosures, the estimated fair value of options is amortized to pro forma compensation expense over the options' vesting periods.

      Warrants to purchase 201,252 and 175,354 shares of common stock were exercised in fiscal 1998 and 1997, respectively. There were no warrants exercised in fiscal 1999 and no warrants outstanding at September 30, 1999.

NOTE 9. INCOME TAXES

      The provision (benefit) for income taxes is comprised of the following:

                                       YEAR ENDED SEPTEMBER 30,
                               --------------------------------------
                                   1999        1998           1997
                               ------------ -----------    ----------
                                           (IN THOUSANDS)
Federal:
Current....................    $    12,346  $    15,625    $    9,696
Deferred...................         (1,777)         907          (146)
                               ------------ -----------    ----------
                               $    10,569  $    16,532    $    9,550
                               ===========  ===========    ==========
State:
Current....................    $     1,010  $     1,463    $    1,090
                               ===========  ===========    ==========
Total:
Current....................    $    13,356  $    17,088    $   10,786
Deferred...................         (1,777)         907          (146)
                               ------------ -----------    ----------
                               $    11,579  $    17,995    $   10,640
                               ===========  ===========    ==========

      The provision for income taxes for fiscal 1999, 1998 and 1997 differs from the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes. The reasons for these differences were as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------------
                                                           1999         1998        1997
                                                        -----------  ----------  ----------
                                                                   (IN THOUSANDS)
Computed income tax provision at statutory rate.......  $     9,590  $   15,644  $    5,207
Increases in taxes resulting from:
  Nondeductible research and development expenses.....            0         700       4,536
  Nondeductible losses in equity investees............          819           0           0
  State income taxes, net of federal benefit..........          657         951         709
  Other, net..........................................          513         700         188
                                                        -----------  ----------  ----------
Provision for income taxes............................  $    11,579  $   17,995  $   10,640
                                                        ===========  ==========  ==========

      The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                                                             SEPTEMBER 30,
                                                                    ------------------------------
                                                                        1999               1998
                                                                    ------------        ----------
                                                                             (IN THOUSANDS)
      Deferred tax assets:
         Expense provisions......................................... $       267        $      123
      Deferred tax liabilities:
        Acquisition of nondeductible intangibles....................      (1,351)           (1,680)
        Revenue recognition differences.............................        (460)             (374)
        Bad debt tax write-off provisions...........................           0            (1,018)
         Tax depreciation and amortization in excess of book........        (427)                0
                                                                    ------------        ----------

      Total deferred tax liabilities................................      (2,238)           (3,072)
                                                                    ------------        ----------

      Net deferred tax liability....................................$     (1,971)       $   (2,949)
                                                                    ============        ==========

NOTE 10. BENEFIT PLANS

      Participation in the Billing Concepts Corp. 401(k) Retirement Plan ("Retirement Plan") is offered to eligible employees of the Company. Generally, all employees of the Company who are 21 years of age or older and who have completed six months of service during which they worked at least 500 hours were eligible for participation in the Retirement Plan. The Retirement Plan is a defined contribution plan which provides that participants generally may make voluntary salary deferral contributions, on a pretax basis, of between 1% and 15% of their compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments. The Company makes matching contributions as a percentage determined annually of the first 6% of a participant's compensation contributed as salary deferral. The Company may make additional discretionary contributions. No discretionary contributions were made in fiscal 1999, 1998 or 1997. During fiscal 1999, 1998 and 1997, the Company's matching contributions totaled approximately $635,000, $392,000 and $186,000, respectively.

      The Billing Concepts Corp. Employee Stock Purchase Plan ("ESPP"), which was established under the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, is offered to eligible employees of the Company. The Company has reserved 2,000,000 shares of its common stock for issuance pursuant to the ESPP. The ESPP enables employees who have completed at least six months of continuous service with the Company to purchase shares of BCC's common stock at a 15% discount through voluntary payroll deductions. The purchase price is the lesser of 85% of the closing price of the common stock on the opening date of each participation period or 85% of the closing price of the common stock on the ending date of each participation period. The Company issued 41,326 and 56,360 shares of its common stock in January and July 1999 pursuant to the ESPP at purchase prices of $8.55 and $6.06, respectively. The Company issued 14,659 and 27,561 shares of its common stock in January and July 1998 pursuant to the ESPP at purchase prices of $15.99 and $11.32, respectively. The Company issued 19,504 and 15,704 shares of its common stock in February and August 1997 pursuant to the ESPP at purchase prices of $9.03 and $12.43, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

      A lawsuit was filed on December 31, 1998, in the United States District Court in San Antonio, Texas by an alleged stockholder of the Company against the Company and various of its officers and directors, alleging unspecified damages as a result of alleged false statements in various press releases prior to November 19, 1998. In September 1999, the U.S. District Court for the Western District of Texas entered an order and judgment dismissing the plaintiff's lawsuit. The plaintiff noticed an appeal of that decision on September 29, 1999. Although no assurances can be given, the Company believes it has meritorious defenses to this action and intends to defend itself vigorously.

      The Company had a $1.0 million default judgment entered against it in September 1999 as a result of a garnishment action in Wisconsin state court. The Company was not alleged to have done anything wrong, and its liability is based solely on a failure by former in-house counsel to timely answer the garnishment lawsuit. The underlying judgment was against a former customer of the Company. The class plaintiff's attempt to collect that judgment through moneys held by the Company on behalf of its former customer gave rise to the garnishment action against the Company. The Company entered into a Stipulation of Settlement in this matter which will require a minimum final settlement amount of $0.8 million. During 1999, the Company recorded a charge that it believes is adequate for the final settlement.

      The Company is cooperating with the Federal Trade Commission's ("FTC") Bureau of Consumer Protection ("BCP") regarding BCP staff requests for industry and customer specific information from the Company relating primarily to the alleged cramming of charges for non-regulated telecommunication services by certain of its customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. In connection with the Company's responses to the ongoing informational requests, the BCP staff has proposed a complaint against the Company. The BCP staff alleges that it can impose a variety of civil remedies on the Company, including consumer redress or other equitable relief as well as restrictions on the way the Company processes charges for enhanced services. The Company disputes the BCP staff's alleged basis for liability and is reviewing the BCP staff's allegations to ensure that corrective action has already been taken. Billing Concepts has and will continue to cooperate and engage the BCP staff in good faith negotiations. The Company is unable to predict what action, if any, the FTC will take regarding the BCP staff's proposed complaint or what, if any, financial impact would result.

      The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings to which the Company is a party, including those described above, will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurs.

      The Company is obligated to pay certain local telephone companies a total of approximately $5.2 million, $3.4 million and $0.9 million during fiscal 2000, 2001 and 2002, respectively, for future minimum usage charges under billing and collection agreements that, unless automatically renewed, expire at varying dates through the end of fiscal 2002. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. The Company has met all such volume commitments in the past and anticipates exceeding the future minimum usage volumes with all of these vendors.

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

                                                        YEAR ENDED
                                                       SEPTEMBER 30,
                                                    -------------------
                                                    1999    1998   1997
                                                    ----    ----   ----
                                                      (IN THOUSANDS)
Sales to USLD ...................................    $0       $0  $3,166
Purchases from USLD..............................     0        0   1,705

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the years ended September 30, 1999 and 1998 was $250,000. The Company had a $69,000 note receivable bearing interest at 7.0% from an officer of the Company at September 30, 1999. The Company had a $250,000 note receivable bearing interest at 7.50% from an officer of the Company at September 30, 1998.

      The Company charters a jet airplane from a company associated with an officer/director of the Company. Under the terms of the charter agreement, the Company is obligated to pay annual minimum fees of $500,000 over the five years ending March 31, 2003 for such charter services. Such amounts have been included in the future minimum operating lease and charter payments in Note 4. During the years ended September 30, 1999 and 1998, the Company paid approximately $727,000 and $278,000, respectively, in fees related to this agreement.

      During 1999, the Company entered into an agreement to guarantee the terms of a lease of PTC (see Note 5) for office space in Princeton, New Jersey. The terms of the lease require aggregate payments of approximately $11.8 million through December 2009. The Company does not believe it is probable that the lease guarantee will be exercised.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      In thousands, except per share amounts

                                                                                 QUARTER ENDED
                                           -----------------------------------------------------------------------------------------
                                            SEPTEMBER 30, 1999       JUNE 30, 1999          MARCH 31, 1999        DECEMBER 31, 1998
                                           --------------------   --------------------   --------------------   --------------------
Operating revenues .....................   $             44,185   $             43,392   $             45,818   $             47,929
Income from operations .................                  2,214                  2,851                  8,577                  9,877
Net income .............................                    680                  2,287                  5,851                  7,004
Net income per common share - basic ....   $               0.02   $               0.06   $               0.16   $               0.19
Net income per common share - diluted ..   $               0.02   $               0.06   $               0.16   $               0.19

                                                                                 QUARTER ENDED
                                           -----------------------------------------------------------------------------------------
                                            SEPTEMBER 30, 1998       JUNE 30, 1998          MARCH 31, 1998        DECEMBER 31, 1997
                                           --------------------   --------------------   --------------------   --------------------
Operating revenues .....................   $             47,457   $             43,538   $             44,167   $             40,861
Income from operations .................                  8,704                  9,468                 11,369                 10,725
Net income .............................                  5,567                  6,700                  7,431                  7,005
Net income per common share - basic ....   $               0.15   $               0.19   $               0.21   $               0.20
Net income per common share - diluted ..   $               0.15   $               0.18   $               0.20   $               0.19

      Share data has been restated to give effect to the one-for-one common stock dividend that was distributed on January 30, 1998 to stockholders of record on January 20, 1998 (see Note 2).

NOTE 14. BUSINESS SEGMENTS

      The Company conducts operations in three principal segments - LEC Billing ("Billing"), Software and Internet.

      The Company's LEC Billing segment provides billing clearinghouse and information management in the United States to the telecommunications industry. In general, Billing offers four types of LEC billing services under different billing and collection agreements with the local telephone companies. First, the Company performs the billing of "1+" long distance telephone calls to individual residential customers and small commercial accounts. Second, the Company offers LEC billing services to customers providing operator services largely to the hospitality, penal and private pay telephone industries. Third, the Company performs enhanced LEC billing services whereby it bills nonregulated telecommunications products and services. Finally, in addition to its full-service LEC billing product, Billing also offers billing management services to customers who have their own billing and collection agreements with the local telephone companies.

      Through its Aptis Software segment, the Company develops, licenses and supports convergent billing and customer care systems for telecommunications and Internet service providers and provides direct billing outsourcing services. Aptis' convergent billing platform has the capability to produce a single convergent bill whereby multiple services and products can be billed directly to the end user under one, unified billing statement. In addition to its software products, a full range of professional services are also available through the Company. The services that are offered include consulting, development and systems operations services centered on the Internet and communications industry and its software products. Aptis also provides ongoing support, maintenance and training related to customers' billing and customer care systems. Aptis is also a reseller of IBM AS/400 hardware that is used as the hardware platform to host certain Aptis software applications.

      The Company's Internet segment provides Internet-based automated loan approval products to the financial services industries. The Company's Internet operations are also currently developing an Internet-based financial services website focused on the credit union industry and its members. The Company also has an approximately 24% equity interest in PTC, a privately held company specializing in comprehensive electronic bill presentment and payment services via the Internet to financial institutions and large businesses.

      Included in Corporate Overhead are general corporate expenses that have not been charged to the operating segments as well as unallocated fixed assets.

      Information as to the operations of the Company in different business segments is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measures are segment revenues and operating income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see note 2).

                                                                  FOR THE YEAR ENDED
                                                                     SEPTEMBER 30,
                                                             -----------------------------
                                                               1999       1998      1997
                                                             --------   --------  --------
Operating revenues
   LEC Billing.............................................. $135,403   $147,542  $120,451
   Software.................................................   45,921     28,481    11,786
                                                             --------   --------  --------
      Total operating revenues.............................. $181,324   $176,023  $132,237
Income (loss) from operations
   LEC Billing.............................................. $ 33,824   $ 49,867  $ 42,361
   Software.................................................    5,806      4,080   (20,005)
   Internet.................................................     (532)    (2,000)        0
   Corporate Overhead.......................................  (15,577)   (11,681)   (8,071)
                                                             --------   --------  --------
      Total income from operations.......................... $ 23,521   $ 40,266  $ 14,285
Income before provision for income taxes
   Income from operations................................... $ 23,521   $ 40,266  $ 14,285
   Interest income (expense), net...........................    5,789      4,191       461
   Equity in net loss of investee...........................   (1,809)         0         0
   Other....................................................     (100)       241       132
                                                             --------   --------  --------
      Income before provision for income taxes.............. $ 27,401   $ 44,698  $ 14,878
Interest income (expense), net
   LEC Billing.............................................. $  5,779   $  4,361  $    554
   Software.................................................       26        (66)       40
   Corporate Overhead.......................................      (16)      (104)     (133)
                                                             --------   --------  --------
      Total interest income (expense), net.................. $  5,789   $  4,191  $    461
Depreciation and amortization
   LEC Billing.............................................. $  5,170   $  3,999  $  2,292
   Software.................................................    2,168      1,380       494
   Corporate Overhead.......................................    1,991      1,719     1,281
                                                             --------   --------  --------
      Total depreciation and amortization................... $  9,329   $  7,098  $  4,067
Total assets
   LEC Billing.............................................. $204,462   $226,941  $146,896
   Software.................................................   30,511     18,228    12,657
   Internet.................................................    7,791      8,000         0
   Corporate Overhead ......................................   12,315     13,444    11,734
                                                             --------   --------  --------
  Total assets.............................................. $255,079   $266,613  $171,287

NOTE 15. SUBSEQUENT EVENTS (UNAUDITED)

      In November 1999, the Company completed the acquisition of FIData, Inc., a company located in San Antonio, Texas that provides Internet-based automated loan approval products to the financial services industries. In conjunction with the FIData transaction, the Company also completed the acquisition of the remaining 40% of an Internet company located in Austin, Texas that is developing an Internet-based financial services website focused on the credit union industry and its members (see Note 5). The total consideration for these acquisitions is approximately $4.0 million in cash, 1,100,000 shares of the Company's common stock and debt assumption of $0.9 million.

      During the first quarter of fiscal 2000, the Company signed an agreement to increase its ownership in PTC to 27% with an additional $2.6 million equity investment (see Note 5).

      In November 1999, the Company signed an agreement to lease approximately 75,000 square feet of office space in Austin, Texas that will eventually serve as the headquarters for the Company's Software operations. This lease expires in 2010 and has certain renewal options. Under the terms of the lease agreement, the Company is obligated to pay an aggregate minimum rent of $13.5 million over the original term of the lease.

      In December 1999, the Company's current credit facility that was originally scheduled to terminate on December 20, 1999 was extended until March 20, 2000 (see Note 3). Management is currently in negotiations with its lenders to renew the line of credit and expects that the credit facility will be further renewed with similar or more favorable terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by this item is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The information required by this item is incorporated herein by reference from the information under the captions "Election of Directors" (Item 1 on proxy), "Board of Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Stockholders to be held on March 22, 2000 (the "Definitive Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference from the information under the caption "Related Transactions" of the Company's Definitive Proxy Statement.

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

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
 -------                         -----------------------
 2.1      - Plan of Merger and Acquisition Agreement among the Company, CRM
            Acquisition Corp., Computer Resources Management, Inc., and Michael
            A. Harrelson dated effective June 1, 1997 (incorporated by reference from Exhibit 2.1 to June 30, 1997, Form 10-Q)

 2.2      - Stock Purchase Agreement between Princeton TeleCom Corporation and
            Billing Concepts Corp. dated September 4, 1998 (incorporated by reference from Exhibit 2.2 to September 30, 1998, Form 10-K)

 3.1      - Amended and Restated Certificate of Incorporation of BCC
            (incorporated by reference from Exhibit 3.1 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11,
            1996), as amended by Certificate of Amendment to Certificate of Incorporation, amending Article I to change the name of the Company to Billing Concepts Corp. and amending Article IV to increase the number of authorized shares of common stock from 60,000,000 to 75,000,000, filed with the Delaware Secretary of State on February 27, 1998 (incorporated by reference from Exhibit 3.4 to March 31, 1998, Form 10-Q)

 3.2      - Certificate of Designation of Series A Junior Participating
            Preferred Stock (incorporated by reference from Exhibit 3.2 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)

 3.3      - Amended and Restated Bylaws of BCC (incorporated by reference from
            Exhibit 3.3 to September 30, 1998, Form 10-K)

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

10.8      - BCC's 1996 Employee Comprehensive Stock Plan, amended as of August
            31, 1999 (filed herewith)

10.9      - Form of Option Agreement between Billing Concepts Corp. and its employees under the 1996 Employee Comprehensive Stock Plan (incorporated by reference from Exhibit 10.9 to September 30, 1998, Form 10-K)

10.10     - Amended and Restated 1996 Non-Employee Director Plan of BCC, amended as of August 31, 1999 (filed herewith)

10.11     - Form of Option Agreement between Billing Concepts Corp. and non-employee directors (incorporated by reference from Exhibit 10.11 to September 30, 1998, Form 10-K)

10.12     - BCC's 1996 Employee Stock Purchase Plan, amended as of January 30,
            1998 (incorporated by reference from Exhibit 10.12 to September 30, 1998, Form 10-K)

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

10.17     - Amended and Restated Employment Agreement dated October 1, 1997 between Billing Concepts Corp. and Parris H. Holmes, Jr. (incorporated by reference from Exhibit 10.17 to September 30, 1998, Form 10-K)

10.19     - Employment Agreement dated January 15, 1998 between Billing Concepts
            Corp. and Kelly E. Simmons (incorporated by reference from Exhibit
            10.19 to September 30, 1998, Form 10-K)

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

10.24     - Office Building Lease Agreement dated July 12, 1996 between Medical
            Plaza Partners, Ltd. and Billing Concepts, Inc. (incorporated by reference from Exhibit 10.21 to the Post Effective Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 22,
            1996), as amended by First Amendment to Lease Agreement dated September 30, 1996 (incorporated by reference from Exhibit 10.31 to March 31, 1998, Form 10-Q),

            Second Amendment to Lease Agreement dated November 8, 1996 (incorporated by reference from Exhibit 10.32 to March 31, 1998, Form 10-Q), and Third Amendment to Lease Agreement dated January 24, 1997 (incorporated by reference from Exhibit 10.33 to March 31, 1998, Form 10-Q)

10.25     - Credit Agreement dated December 20, 1996, among Billing Concepts,
            Inc., The Frost National Bank and The Boatmen's National Bank of St. Louis (incorporated by reference from Exhibit 10.1 to December 31, 1996, Form 10-Q), as amended by First Amendment to Credit Agreement dated March 1, 1997 (incorporated by reference from Exhibit 10.25 to September 30, 1998, Form 10-K), and Second Amendment to Credit Agreement dated September 29, 1998 (incorporated by reference from
            Exhibit 10.25 to September 30, 1998, Form 10-K), and Third Amendment to Credit Agreement dated April 30, 1999 (filed herewith)

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

10.30     - Stock Pledge Agreement dated December 20, 1996, between Billing
            Concepts Corp. and The Frost National Bank (incorporated by reference from Exhibit 10.7 to December 31, 1996, Form 10-Q), as amended by First Amendment to Stock Pledge Agreement dated June 1, 1997 (filed herewith) and Second Amendment to Stock Pledge Agreement dated December 1, 1998 (filed herewith)

10.31     - Security Agreement dated December 20, 1996, between Billing
            Concepts, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 to December 31, 1996, Form 10-Q)

10.32     - Put Option Agreement between the Company and Michael A. Harrelson dated effective June 1, 1997 (incorporated by reference from Exhibit
            10.1 to June 30, 1997, Form 10-Q)

10.33     - Office Building Lease Agreement dated November 11, 1999 between
            Prentiss Properties Acquisition Partners, L.P. and Aptis, Inc. (filed herewith)

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

                                          BILLING CONCEPTS CORP.

                                          By: /s/ PARRIS H. HOLMES, JR.
                                          Parris H. Holmes, Jr.
                                          CHAIRMAN OF THE BOARD AND
                                          CHIEF EXECUTIVE OFFICER

Date: December 15, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of December, 1999.

             SIGNATURE                                       TITLE

      /S/ PARRIS H. HOLMES, JR.            Chairman of the Board and Chief Executive
       Parris H. Holmes, Jr.                 Officer (Principal Executive Officer)

          /S/ DAVID P. TUSA            Senior Vice President and Chief Financial Officer
           David P. Tusa                         (Principal Financial Officer)

            /S/ LEE COOKE
             Lee Cooke                                     Director

         /S/ JAMES E. SOWELL
          James E. Sowell                                  Director

       /S/ THOMAS G. LOEFFLER
         Thomas G. Loeffler                                Director

          /S/ LARRY A.DAVIS
           Larry A. Davis                                  Director