Form 10-Q
period 1999-12-31
BILLING CONCEPTS CORP
filed 2000-02-10
CIK 1013706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999
                                       or

| | TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicated below is the number of shares outstanding of the registrant's only class of common stock at February 8, 2000:

                                NUMBER OF SHARES

                       TITLE OF CLASS          OUTSTANDING
                       --------------          -----------
                Common Stock, $.01 par value    38,592,200

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets - December 31, 1999
              and September 30, 1999........................................   3
          Condensed Consolidated Statements of Income - For the Three
              Months Ended December 31, 1999 and 1998.......................   4
          Condensed Consolidated Statements of Cash Flows - For the
              Three Months Ended December 31, 1999 and 1998.................   5
          Notes to Interim Condensed Consolidated Financial Statements......   6
Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................  11
Item 3.   Quantitative and Qualitative Disclosure about Market Risk.........  17

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  18
Item 2.   Changes in Securities.............................................  18
Item 6.   Exhibits and Reports on Form 8-K..................................  19

SIGNATURE...................................................................  20

                          PART I FINANCIAL INFORMATION
           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                                     ASSETS

                                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                                            1999             1999
                                                                                       -------------    -------------
Current assets:
 Cash and cash equivalents .........................................................   $     135,734    $     134,007
 Accounts receivable, net ..........................................................          38,471           44,053
 Purchased receivables .............................................................          20,279           31,375
 Prepaids and other ................................................................           3,491            3,776
                                                                                       -------------    -------------
   Total current assets ............................................................         197,975          213,211
Property and equipment, net ........................................................          25,572           25,868
Other assets, net ..................................................................          15,435            8,470
Investment in equity affiliate .....................................................           6,512            7,530
                                                                                       -------------    -------------
   Total assets ....................................................................   $     245,494    $     255,079
                                                                                       =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...........................................................   $      17,425    $      21,397
  Accounts payable - billing customers .............................................          88,877           90,089
  Accrued liabilities ..............................................................          22,402           28,172
                                                                                       -------------    -------------
   Total current liabilities .......................................................         128,704          139,658
Deferred income taxes ..............................................................           1,889            1,971
Other liabilities ..................................................................           1,370            1,315
                                                                                       -------------    -------------
   Total liabilities ...............................................................         131,963          142,944
Commitments and contingencies (Note 4)
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or
  outstanding at December 31 or September 30 .......................................            --               --
 Common stock, $0.01 par value, 75,000,000 shares authorized; 38,540,557 shares issued and outstanding at December 31; 37,378,216 shares issued and outstanding
  at September 30 ..................................................................             385              374
Additional paid-in capital .........................................................          69,354           63,771
Retained earnings ..................................................................          44,553           48,213
Deferred compensation ..............................................................            (761)            (223)
                                                                                       -------------    -------------
   Total stockholders' equity ......................................................         113,531          112,135
                                                                                       -------------    -------------
   Total liabilities and stockholders' equity ......................................   $     245,494    $     255,079
                                                                                       =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                          --------------------
                                                                            1999        1998
                                                                          --------    --------
Operating revenues ....................................................   $ 37,972    $ 47,929
Cost of revenues ......................................................     23,833      28,686
                                                                          --------    --------
Gross profit ..........................................................     14,139      19,243
Selling, general and administrative expenses ..........................      9,957       7,572
Research and development ..............................................      4,220         774
Advance funding program income, net ...................................       (593)     (1,208)
Depreciation and amortization expense .................................      2,955       2,228
Special charges .......................................................      1,700        --
                                                                          --------    --------
Income (loss) from operations .........................................     (4,100)      9,877
Other income (expense):
 Interest income, net .................................................      1,384       1,782
 Equity in net loss of investee .......................................     (1,018)       (200)
 Other, net ...........................................................       (174)        (71)
                                                                          --------    --------
  Total other income, net .............................................        192       1,511
                                                                          --------    --------
Income (loss) before provision for income taxes .......................     (3,908)     11,388
Benefit (provision) for income taxes ..................................        248      (4,384)
                                                                          --------    --------
Net income (loss) .....................................................   $ (3,660)   $  7,004
                                                                          ========    ========

Basic:
Net income (loss) per common share ....................................   $  (0.10)   $   0.19
Weighted average common shares outstanding ............................     38,061      36,866
Diluted:
Net income (loss) per common share and common share equivalents .......   $  (0.10)   $   0.19
Weighted average common shares and common share equivalents outstanding     38,061      37,740

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                         ----------------------
                                                                            1999        1998
                                                                         ---------    ---------
Cash flows from operating activities:

 Net income (loss) ...................................................   $  (3,660)   $   7,004
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .....................................       2,955        2,228
   Equity in net loss of investee ....................................       1,018          200
   Noncash special charges ...........................................       1,700         --
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable ........................       5,582       (1,123)
   Decrease in prepaids and other ....................................         285          496
   Decrease in accounts payable ......................................      (4,051)      (1,966)
   Increase (decrease) in accrued liabilities ........................      (2,494)       1,903
   Increase in other liabilities and other noncash items .............         346          133
                                                                         ---------    ---------
Net cash provided by operating activities ............................       1,681        8,875
Cash flows from investing activities:
 Purchases of property and equipment .................................      (2,091)      (1,402)
 Purchase of Internet companies, net of cash acquired ................      (4,264)        --
 Collections of purchased receivables from billing customers, net ....      11,096       16,287
 Collections of proceeds due (payments made) to billing customers, net      (1,212)      12,576

 Payments for sales taxes due on behalf of billing customers, net ....      (3,273)      (5,154)
 Other investing activities ..........................................        (240)        (262)
                                                                         ---------    ---------
Net cash provided by investing activities ............................          16       22,045
Cash flows from financing activities:
 Payments on long-term debt ..........................................        --         (3,035)
 Payments on capital leases ..........................................        --           (162)
 Proceeds from issuance of common stock ..............................          30          553
                                                                         ---------    ---------
Net cash provided by (used in) financing activities ..................          30       (2,644)
                                                                         ---------    ---------
Net increase in cash and cash equivalents ............................       1,727       28,276
Cash and cash equivalents, beginning of period .......................     134,007      120,972
                                                                         ---------    ---------
Cash and cash equivalents, end of period .............................   $ 135,734    $ 149,248
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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The interim condensed consolidated financial statements included herein have been prepared by Billing Concepts Corp. ("BCC") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified for comparative purposes.

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

NOTE 2. EARNINGS PER SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. As the Company had a net loss for the quarter ended December 31, 1999, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. If the Company would have had net income for the quarter ended December 31, 1999, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of options for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price. For the quarter ended December 31, 1999, certain options to purchase 5,454,085 shares of common stock at prices ranging from $5.71 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options to purchase 2,704,329 shares of common stock at prices ranging from $1.98 to $5.25 per share which were excluded as they were antidilutive for the loss period incurred for the quarter ended December 31, 1999.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the quarter ended December 31, 1998.

                                                 FOR THE QUARTER ENDED DECEMBER 31, 1998
                                              ---------------------------------------------
                                                  INCOME          SHARES         PER-SHARE
                                               (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                              -------------   -------------   -------------
BASIC EPS
Net income available to common stockholders   $   7,004,000      36,866,000   $        0.19
                                              =============   =============   =============

EFFECT OF POTENTIALLY DILUTIVE SECURITIES
Stock options .............................            --           874,000            --
                                              -------------   -------------   -------------

DILUTED EPS
Net income available to common stockholders
   including assumed conversions ..........   $   7,004,000      37,740,000   $        0.19
                                              =============   =============   =============

      Certain options to purchase 2,126,000 shares of common stock at prices ranging from $14.00 to $29.00 per share were outstanding for a portion of the quarter ended December 31, 1998. They were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 3. ACQUISITIONS

      In November 1999, the Company completed the acquisition of FIData, Inc., a San Antonio, Texas-based company that provides Internet-based automated loan approval products to the financial services industries. In conjunction with the FIData transaction, the Company also completed the acquisition of the remaining 40% of an Internet company located in Austin, Texas that is developing an Internet-based financial services Website focused on the credit union industry and its members. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income (loss) per common share since the date of acquisition. The total consideration for the acquisition of FIData and the remaining 40% of the Austin, Texas-based Internet company was approximately $4.2 million in cash and debt assumption, and 1,100,000 shares of the Company's common stock. The excess of the purchase price over the fair value of net tangible assets acquired amounted to approximately $9.1 million, of which approximately $7.4 million was recorded as goodwill and other intangibles and is being amortized on a straight-line basis over five years. The remaining balance of $1.7 million was expensed as acquired in-process research and development (see Note 7).

      In connection with the acquisition of FIData, the Company acquired certain intangible assets, including developed technology and goodwill. In connection with this allocation, $1.7 million was expensed as a charge for the purchase of in-process research and development. In performing this allocation, the Company considered, among other factors, FIData's research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

      The purchased in-process research and development focused on next generation Internet-based automated loan approval products and banking systems and solutions. Due to its specialized nature, the in-process research and development projects had no alternative future use, either for re-deployment elsewhere in the business or in liquidation, in the event the project failed.

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

      Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project are expected to be in line with historical results. Due to the technological and economic risks associated with the developmental projects, a discount rate of 35% was used to discount cash flows from the in-process projects. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

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

      The Company is cooperating with the Federal Trade Commission's ("FTC") Bureau of Consumer Protection ("BCP") regarding BCP staff requests for industry and customer specific information from the Company relating primarily to the alleged cramming of charges for non-regulated telecommunication services by certain of its customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. In connection with the Company's responses to the ongoing informational requests, the BCP staff has proposed a complaint against the Company. The BCP staff alleges that it can impose a variety of civil remedies on the Company, including consumer redress or other equitable relief as well as restrictions on the way the Company processes charges for enhanced services. The Company disputes the BCP staff's alleged basis for liability and is reviewing the BCP staff's allegations to ensure that corrective action has already been taken. BCC has and will continue to cooperate and engage the BCP staff in good faith negotiations. The Company is unable to predict what action, if any, the FTC will take regarding the BCP staff's proposed complaint or what, if any, financial impact would result.

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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. BUSINESS SEGMENTS

      The Company conducts operations in three principal segments - Transaction Processing (formerly known as LEC Billing), Software and Internet. Information as to the operations of the Company in different business segments is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measures are segment revenues and operating income.

                                                            FOR THE QUARTER
                                                           ENDED DECEMBER 31,
                                                         ----------------------
                                                            1999        1998
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Operating revenues:
Transaction Processing ...............................   $  29,115    $  36,079
Software .............................................       8,806       11,850
Internet .............................................          51         --
                                                         ---------    ---------
  Total operating revenues ...........................   $  37,972    $  47,929
Income (loss) from operations:
Transaction Processing ...............................   $   7,478    $  10,687
Software .............................................      (3,769)       2,295
Internet .............................................      (4,081)        --
Corporate Overhead ...................................      (3,728)      (3,105)
                                                         ---------    ---------
  Total income (loss) from operations ................   $  (4,100)   $   9,877
Income (loss) before provision for income taxes:
Income (loss) from operations ........................   $  (4,100)   $   9,877
Interest income, net .................................       1,384        1,782
Equity in net loss of investee .......................      (1,018)        (200)
Other ................................................        (174)         (71)
                                                         ---------    ---------
  Income (loss) before provision for income taxes ....   $  (3,908)   $  11,388
Interest income (expense), net:
Transaction Processing ...............................   $   1,381    $   1,792
Software .............................................        --              6
Internet .............................................           3         --
Corporate Overhead ...................................        --            (16)
                                                         ---------    ---------
  Total interest income, net .........................   $   1,384    $   1,782
Depreciation and amortization:
Transaction Processing ...............................   $   1,475    $   1,241
Software .............................................         712          491
Internet .............................................         260         --
Corporate Overhead ...................................         508          496
                                                         ---------    ---------
  Total depreciation and amortization ................   $   2,955    $   2,228
Total assets:
Transaction Processing ...............................   $ 199,248    $ 236,583
Software .............................................      29,643       21,147
Internet .............................................      13,820        7,800
Corporate Overhead ...................................       2,783       13,241
                                                         ---------    ---------
  Total assets .......................................   $ 245,494    $ 278,771

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. RELATED PARTY TRANSACTIONS

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the quarter ended December 31, 1999 was $252,000. The Company had an aggregate of $248,000 in notes receivable bearing interest at rates ranging from 7.0% to 10.0% from certain officers of the Company at December 31, 1999. On January 4, 2000, the Company forgave a certain note with a principal balance and accrued interest totaling approximately $70,000 in lieu of a cash bonus.

NOTE 7. SPECIAL CHARGES

      During the quarter ended December 31, 1999, the Company recognized special charges in the amount of $1.7 million. The $1.7 million charge represented the in-process research and development costs acquired in connection with the acquisition of FIData (see Note 3).

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following is a discussion of the consolidated financial condition and results of operations for Billing Concepts Corp. ("BCC") and subsidiaries (collectively referred to as the "Company"), for the quarters ended December 31, 1999 and 1998. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1999. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended December 31.

RESULTS OF OPERATIONS - CONSOLIDATED

      The following table presents certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues:

                                                                QUARTER ENDED
                                                                 DECEMBER 31,
                                                               ---------------
                                                                1999      1998
                                                               -----     -----
Operating revenues .........................................   100.0%    100.0%
Cost of revenues ...........................................    62.8      59.9
                                                               -----     -----
Gross profit ...............................................    37.2      40.1
Selling, general and administrative expenses ...............    26.2      15.8
Research and development ...................................    11.1       1.6
Advance funding program income, net ........................    (1.6)     (2.5)
Depreciation and amortization expense ......................     7.8       4.6
Special charges ............................................     4.5       0.0
                                                               -----     -----
Income (loss) from operations ..............................   (10.8)     20.6
Other income, net ..........................................     0.5       3.2
                                                               -----     -----
Income (loss) before provision for income taxes ............   (10.3)     23.8
Provision for income taxes .................................     0.7      (9.2)
                                                               -----     -----
Net income (loss) ..........................................    (9.6)%    14.6%
                                                               =====     =====

      The Company's revenues are derived primarily from the provision of billing clearinghouse and information management services to telecommunications services providers through Local Exchange Carrier billing ("LEC billing") by its transaction processing services division ("Transaction Processing"), formerly known as the LEC billing division. Through its subsidiary, Aptis, Inc. ("Aptis"), the Company also operates a software division ("Software") that develops, markets and supports convergent billing and customer care software applications for telecommunications and Internet services providers and provides direct billing outsourcing services. In addition, the Company has an Internet division ("Internet") with operations that include the development of a financial services Website serving the credit union industry and its members and an equity interest in Princeton eCom Corporation ("PTC"), which offers electronic bill presentment and payment services via the Internet. During the first quarter of 2000, the Company also completed the acquisition of FIData, Inc. ("FIData"), which provides automated loan approval products via the Internet. Total revenues for the quarter ended December 31, 1999 were $38.0 million, a decrease of 20.8% from $47.9 million in the comparable prior year quarter. The decrease in total revenues from the prior year quarter was primarily due to the 19.3% decrease in Transaction Processing revenues to $29.1 million in the first quarter of 2000 from $36.1 in the first quarter of 1999. In addition, Software revenues decreased 25.7% to $8.8 million in the first quarter of 2000 from $11.9 million in the first quarter of 1999. Gross profit margin of 37.2% reported for the first quarter of 2000 compares to 40.1% achieved in the comparable quarter of 1999. The decrease in gross margin from the first quarter of 1999 is primarily attributable to the decrease in software license revenues generated by the software division. This decrease in software license revenues resulted in a lower overall gross margin due to the higher margins associated with such revenues.

      Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the first quarter of 2000 were $10.0 million, or 26.2% of revenues, compared to $7.6 million, or 15.8% of revenues, in the first quarter of 1999. SG&A expenses increased from the prior year quarter primarily due to increased expenditures to provide additional infrastructure for the software division. In addition, the Company's Internet operations, which began during the fourth quarter of 1999, incurred $0.8 million of SG&A expenses in the first quarter of 2000.

      Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. The increase in R&D expenses to $4.2 million in the first quarter of 2000 from $0.8 million in the prior year quarter is attributable to the growth of such expenses incurred by the software and Internet divisions to facilitate the development of new and enhanced products.

      Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Depreciation and amortization expenses were $3.0 million in the first quarter of 2000 compared to $2.2 million in the first quarter of 1999. The increase in depreciation and amortization expenses from the prior year quarter is attributable to capital expenditures as well as the amortization of intangibles acquired in connection with the acquisition of FIData in November 1999.

      The Company reported a loss from operations of $4.1 million for the first quarter of 2000 compared to income from operations of $9.9 million in the first quarter of 1999. The loss from operations for the quarter ended December 31, 1999 includes special charges of $1.7 million representing in-process research and development costs acquired in connection with the acquisition of FIData. The decrease in operating margin, exclusive of special charges, from the prior year quarter is primarily attributable to lower revenues and higher SG&A and R&D expenses.

      Net other income of $0.2 million in the first quarter of 2000 compares to net other income of $1.5 million in 1999. The decrease in net other income from the prior year quarter was primarily due to the Company's equity in the net loss of PTC of $1.0 million for the first quarter of 2000, as well as decreased interest income from short-term investments due to lower cash balances in 2000.

      The Company's effective tax rate was 6.3% in the first quarter of 2000 and 38.5% in the first quarter of 1999. Excluding its Internet operations, the Company's effective tax rate would have been 42.0% and 37.8% in the first quarter of 2000 and 1999, respectively.

RESULTS OF OPERATIONS - TRANSACTION PROCESSING

      The following table presents the operating results of the Company's transaction processing division and as a percentage of related revenues for each quarter:

                                                      QUARTER ENDED DECEMBER 31,
                                               ---------------------------------------
                                                      1999                  1998
                                               -----------------     -----------------
Operating revenues .........................   $ 29,115    100.0%    $ 36,079    100.0%
Cost of revenues ...........................     18,038     62.0       22,511     62.4
                                               --------    -----     --------    -----
Gross profit ...............................     11,077     38.0       13,568     37.6
Selling, general and administrative expenses      2,287      7.9        2,412      6.7
Research and development ...................        430      1.5          436      1.2
Advance funding program income, net ........       (593)    (2.0)      (1,208)    (3.3)
Depreciation and amortization expense ......      1,475      5.1        1,241      3.4
                                               --------    -----     --------    -----
  Income from operations ...................   $  7,478     25.7%    $ 10,687     29.6%
                                               ========    =====     ========    =====

OPERATING REVENUES

      Transaction processing fees charged by the Company include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Processing fees also include any charges assessed to the Company by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end users.

      Transaction processing services revenues decreased $7.0 million, or 19.3%, in the first quarter of 2000 from the prior year quarter. The decrease in revenue from the first quarter of 1999 was attributable to an overall decrease in the number of call records processed. The number of call records processed for billing during the first quarter of 2000 continues to be negatively impacted by "slamming" and "cramming" issues that have occurred in the long distance industry. Management is continuing to take actions in order to mitigate the effects of "slamming and cramming" issues on the call record volumes of its current customer base. Consequently, the number of call records processed for billing decreased from the prior year quarter. Telephone call record volumes were as follows:

                                                                QUARTER ENDED
                                                                  DECEMBER 31,
                                                               -----------------
                                                                1999       1998
                                                               ------     ------
                                                                  (IN MILLIONS)
      Direct dial long distance services .................      124.5      152.3
      Operator services ..................................       20.5       24.5
      Enhanced billing services ..........................        1.0        1.4
      Billing management services ........................       47.4       53.2

      Additionally, revenues were adversely affected by the loss of certain customers now using direct billing methods, versus LEC billing through the Company. The Company has addressed the need for a direct billing solution and is currently launching its own related product to be offered via a service bureau environment.

COST OF REVENUES

      Cost of revenues includes billing and collection fees charged by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounted costs on to its customers.

      The gross profit margin for the first quarter of 2000 was 38.0% compared to 37.6% achieved in the first quarter of 1999. The increase in the gross profit margin from the prior year quarter is primarily attributable to lower customer service costs as a percentage of revenue mainly due to lower telecommunications costs.

SELLING, GENERAL AND ADMINISTRATIVE

      SG&A expenses for the first quarter of 2000 were $2.3 million, or 7.9% of revenues, compared to $2.4 million, or 6.7% of revenues for the first quarter of 1999. The increase in SG&A as a percentage of revenue in 2000 was primarily due to the overall decrease in Transaction Processing revenues. Expenses related to certain corporate functions, such as treasury, financial reporting, investor relations, legal, payroll, human resources and management information systems, have not been fully charged to Transaction Processing, but are included in the consolidated results of operations as general corporate expenses.

RESEARCH AND DEVELOPMENT

      Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. The Company internally funds research and development activities with respect to efforts associated with creating new and enhanced transaction processing services products. Research and development expenses in the first quarter of both 2000 and 1999 were $0.4 million. The transaction processing division intends to continue its research and development efforts in the future and anticipates spending approximately $1 to $2 million during 2000 for such expenses.

ADVANCE FUNDING PROGRAM INCOME AND EXPENSE

      Advance funding program income was $0.6 million in the first quarter of 2000 compared with $1.2 million in the first quarter of 1999. The decrease from the first quarter of 1999 was primarily the result of a lower level of customer receivables financed under the Company's advance funding program. The quarterly average balance of purchased receivables was $25.8 million and $56.3 million in the first quarter of 2000 and 1999, respectively. The Company financed all customer receivables during the first quarter of 2000 and 1999 with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. The advance funding program expense recognized during the first quarter of both 2000 and 1999 represents unused credit facility fees and is the minimum expense that the Company could have incurred during these quarters.

INCOME FROM OPERATIONS

      Income from operations in the first quarter of 2000 was $7.5 million, or 25.7% of revenues, compared to income from operations of $10.7 million, or 29.6% of revenues, in the first quarter of 1999. The decrease in income from operations as a percentage of revenues from the prior year quarter is attributable to higher operating expenses and lower net advance funding income as percentages of revenues, offset partly by a higher gross profit margin.

RESULTS OF OPERATIONS - SOFTWARE

      The following table presents the operating results of the Company's software division and as a percentage of related revenues for each quarter:

                                                    QUARTER ENDED DECEMBER 31,
                                               ------------------------------------
                                                      1999                1998
                                               ----------------     ---------------
Software revenues ..........................   $ 2,567     29.2%    $ 4,423    37.3%
Services revenues ..........................     4,997     56.7       4,329    36.6
Hardware revenues ..........................     1,242     14.1       3,098    26.1
                                               -------    -----     -------   -----
Total operating revenues ...................     8,806    100.0      11,850   100.0
Cost of revenues ...........................     5,761     65.4       6,175    52.1
                                               -------    -----     -------   -----
Gross profit ...............................     3,045     34.6       5,675    47.9
Selling, general and administrative expenses     3,682     41.8       2,551    21.5
Research and development ...................     2,420     27.5         338     2.9
Depreciation and amortization expense ......       712      8.1         491     4.1
                                               -------    -----     -------   -----
 Income (loss) from operations .............   $(3,769)   (42.8)%   $ 2,295    19.4%
                                               =======    =====     =======   =====

OPERATING REVENUES

      In addition to license and maintenance fees charged by Aptis for the use of its billing software applications, fees are charged on a time and materials basis for software customization and professional services. Aptis revenues also include retail sales of third-party computer hardware and software.

      Aptis revenues decreased $3.0 million, or 25.7%, in the first quarter of 2000 from the comparable quarter of 1999. The decrease in revenues from the prior year quarter was primarily attributable to lower sales of billing systems in the first quarter of 2000, which corresponded to a decrease in software license fees and hardware revenues.

COST OF REVENUES

      Cost of revenues includes the cost of third-party computer hardware and software sold, and the salaries and benefits of software support, technical and professional service personnel who generate revenue from contracted services.

      Gross profit margin of 34.6% reported for the first quarter of 2000 compares to 47.9% achieved in the first quarter of 1999. The decrease from the prior year quarter is attributable to lower software license fees as a percentage of total software division revenues in 2000. This decrease in software license revenues resulted in a lower overall gross margin due to the higher margins associated with such revenues.

SELLING, GENERAL AND ADMINISTRATIVE

      SG&A expenses for the first quarter of 2000 were $3.7 million, or 41.8% of revenues, compared to $2.6 million, or 21.5% of revenues, in the first quarter of 1999. SG&A expenses increased from the prior year quarter due to an increase in expenditures to provide additional infrastructure for the software business, as well as increased marketing expenses. Additionally, the Company recorded a higher level of bad debt expense in the first quarter of 2000 versus the prior year quarter. The Company expects that marketing expenditures will continue to increase in light of Aptis' aggressive marketing campaign. Expenses related to certain corporate functions, such as treasury, financial reporting, investor relations, legal, payroll, human resources and management information systems, have not been fully charged to the Aptis division, but are included in the consolidated results of operations as general corporate expenses.

RESEARCH AND DEVELOPMENT

      Research and development expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. Aptis is actively involved in ongoing research and development efforts associated with creating new and enhanced products related to its convergent billing software platform for both telecommunications and Internet service providers. Research and development expenses in the first quarter of 2000 increased to $2.4 million from $0.3 million in the first quarter of 1999, primarily due to an increase in the number of research and development personnel necessary to support the efforts to expand the features and functionality of the Company's Aptis ICP and TotalBill products. The Company intends to continue its research and development efforts in the future and anticipates spending a total of approximately $9 to $10 million during 2000 for such expenses.

INCOME FROM OPERATIONS

      In the first quarter of 2000, the software division incurred a loss from operations of $3.8 million compared to income from operations of $2.3 million in the first quarter of 1999. The loss from operations in 2000 reflected lower revenues and higher SG&A and R&D expenses.

RESULTS OF OPERATIONS - INTERNET

      The Company began its Internet operations with its initial equity investment in PTC in September 1998 and did not incur any operating expenses until the fourth quarter of 1999. During the first quarter of 2000, in addition to recording its equity in the net loss of PTC of $1.0 million, which is included in "Other Income," the Company recorded $2.4 million of operating expenses related to its Internet division. These expenses included the operating results of FIData, a company that provides Internet-based automated loan approval products to the financial services industries, since its acquisition effective November 1, 1999, as well as expenses incurred by efforts to develop a financial services Website focused on the credit union industry and its members.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $135.7 million at December 31, 1999 from $134.0 million at September 30, 1999. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its LEC billing customers. The Company's working capital position decreased to $69.3 million at December 31, 1999, from $73.6 million at September 30, 1999, and its current ratio was 1.5:1 at both December 31, 1999 and September 30, 1999. Net cash provided by operating activities decreased to $1.7 million in the first quarter of 2000 from $8.9 million in the first quarter of 1999 and primarily reflected the change in net income (loss) from the prior year quarter, exclusive of special charges.

      In December 1996, the Company obtained a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local telephone companies. This credit facility terminates on March 20, 2000. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. The Company is currently in negotiations with its lenders to renew the line of credit and expects that the credit facility will be further renewed with similar or more favorable terms. No amounts were borrowed by the Company under its credit facility at either December 31, 1999 or September 30, 1999. At December 31, 1999, the amount available under the Company's credit facility was $31.5 million.

      Under certain of its credit agreements, the Company is prohibited from paying dividends on its common stock, is required to comply with certain financial covenants and is subject to certain limitations on the issuance of additional secured debt. The Company was in compliance with all required covenants at December 31, 1999.

      Capital expenditures amounted to approximately $2.1 million in the first quarter of 2000 and related primarily to the purchase of computer equipment and software. The Company anticipates capital expenditures before acquisitions, if any, of approximately $6 million in the next nine months of fiscal 2000 largely related to expenditures for furniture, fixtures, leasehold improvements, computer software and hardware upgrades. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

      In November 1999, the Company completed the acquisition of FIData, Inc., a company located in San Antonio, Texas that provides Internet-based automated loan approval products to the financial services industries. In conjunction with the FIData transaction, the Company also completed the acquisition of an Internet company located in Austin, Texas that is developing an Internet-based financial services Website focused on the credit union industry and its members. The total consideration for the acquisition was approximately $4.2 million in cash and debt assumption, and 1,100,000 shares of the Company's common stock. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income per common share since the date of acquisition. During the first quarter of 2000, the Company expensed $1.7 million of in-process research and development costs acquired in connection with this acquisition.

      During the first quarter of 2000, the Company signed an agreement to increase its ownership in PTC to 27% with an additional $2.6 million equity investment. The Company will continue to review additional strategic Internet acquisition opportunities that will complement or enhance its existing operations.

      The Company's operating cash requirements consist principally of working capital requirements, requirements under its advance funding program, and capital expenditures. The Company believes that it has the ability to continue to secure long-term equipment financing and that this ability, combined with cash flows generated from operations and periodic borrowings under its receivable financing facility, will be sufficient to fund capital expenditures, advance funding requirements and working capital needs for the foreseeable future.

YEAR 2000

      As of February 8, 2000, the Year 2000 date change has not posed a significant problem for the Company. However, because the Company's business relies on processing date-sensitive telephone call records supplied by third parties, it is possible that non-compliant third-party computer systems may not have provided accurate data for processing through the Company's computer systems. The Company's business, financial condition and results of operations could be materially adversely affected by the Year 2000 date change if it or unrelated parties failed to successfully address this issue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 1999 because the Company's intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

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

      The Company is cooperating with the Federal Trade Commission's ("FTC") Bureau of Consumer Protection ("BCP") regarding BCP staff requests for industry and customer specific information from the Company relating primarily to the alleged cramming of charges for non-regulated telecommunication services by certain of its customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. In connection with the Company's responses to the ongoing informational requests, the BCP staff has proposed a complaint against the Company. The BCP staff alleges that it can impose a variety of civil remedies on the Company, including consumer redress or other equitable relief as well as restrictions on the way the Company processes charges for enhanced services. The Company disputes the BCP staff's alleged basis for liability and is reviewing the BCP staff's allegations to ensure that corrective action has already been taken. BCC has and will continue to cooperate and engage the BCP staff in good faith negotiations. The Company is unable to predict what action, if any, the FTC will take regarding the BCP staff's proposed complaint or what, if any, financial impact would result.

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

ITEM 2. CHANGES IN SECURITIES

      (a)   Not applicable.

      (b)   Not applicable.

      (c) Pursuant to a Plan of Reorganization, Merger and Acquisition Agreement (the "FIData Agreement") among the Company, BCC Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company, FIData, Inc., a Texas corporation ("FIData "), and FIData Equity Partners, L.P., Southwest Business Corporation, Mel Ray and William Hammock (collectively, the "FIData Shareholders"), dated effective November 1, 1999, whereby the Company acquired substantially all of the assets of FIData, the Company issued 1,100,000 shares of common stock to the FIData Shareholders. Such common stock was not registered under the Securities Exchange Act of 1933, as amended (the "Securities Act") pursuant to the exemptions of such registration provided under Regulation D and
Section 4(2) of the Securities Act. The Company relied upon certain representations and warranties of the FIData Shareholders, including, among other things, as to the status of certain of the FIData Shareholders as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D) and their ability to evaluate the merits and risks of the transactions contemplated in the FIData Agreement and that the common stock was acquired solely for their own accounts for investment and not with a view to distribution.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

      The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.

          EXHIBIT
          NUMBER    DESCRIPTION

            2.1 Plan of Reorganization, Merger and Acquisition Agreement dated November 8, 1999, by and among Billing Concepts Corp., BCC Merger Corp., FIData, Inc., FIData Equity Partners, L.P., Southwest Business Corporation, Mel Ray and William Hammock (filed herewith)

           10.1 Registration Rights Agreement dated November 8, 1999, among Billing Concepts Corp., FIData Equity Partners, L.P., Southwest Business Corporation, Mel Ray and William Hammock (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed January 28, 2000)

           27.1 Financial Data Schedule as of December 31, 1999 (filed herewith)

      (b)  Current Reports on Form 8-K:

         None.

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BILLING CONCEPTS CORP.
                                                   (Registrant)

Date: February 10, 2000                       By: /S/  DAVID P. TUSA
                                                       David P. Tusa
                                                    SENIOR VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER
                                                  (Duly authorized and principal
                                                        financial officer)