Form 10-Q
period 2000-03-31
BILLING CONCEPTS CORP
filed 2000-05-15
CIK 1013706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       or

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

      Indicated below is the number of shares outstanding of the registrant's only class of common stock at May 8, 2000:

                                               NUMBER OF SHARES
                         TITLE OF CLASS          OUTSTANDING
                         --------------        ----------------
                  Common Stock, $.01 par value    42,330,876

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I    FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets - March 31, 2000 and September 30,
            1999.....................................................................    3
          Condensed Consolidated Statements of Operations - For the Quarter and Six
            Months Ended March 31, 2000 and 1999.....................................    4
          Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
            March 31, 2000 and 1999..................................................    5
          Notes to Interim Condensed Consolidated Financial Statements...............    6
          Management's Discussion and Analysis of Financial Condition and Results of
Item 2.     Operations...............................................................   12
Item 3.   Quantitative and Qualitative Disclosure about Market Risk..................   19

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................   20
Item 6.   Exhibits and Reports on Form 8-K...........................................   20

SIGNATURE...........................................................................    21

                          PART I FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                        ASSETS
                                                                                                          MARCH 31,       SEPT. 30,
                                                                                                            2000            1999
                                                                                                         ---------        ---------
Current assets:
 Cash and cash equivalents .......................................................................       $  92,511        $ 134,007
 Accounts receivable, net ........................................................................          44,868           44,053
 Purchased receivables ...........................................................................          21,242           31,375
 Prepaids and other ..............................................................................           3,754            3,776
                                                                                                         ---------        ---------
   Total current assets ..........................................................................         162,375          213,211
Property and equipment, net ......................................................................          24,419           25,868
Other assets, net ................................................................................          15,041            8,470
Investment in equity affiliates ..................................................................          39,350            7,530
                                                                                                         ---------        ---------
   Total assets ..................................................................................       $ 241,185        $ 255,079
                                                                                                         =========        =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .........................................................................       $  14,554        $  21,397
  Accounts payable - billing customers ...........................................................          99,527           90,089
  Accrued liabilities ............................................................................          23,796           28,172
                                                                                                         ---------        ---------
   Total current liabilities .....................................................................         137,877          139,658
Deferred income taxes ............................................................................           1,806            1,971
Other liabilities ................................................................................           1,489            1,315
                                                                                                         ---------        ---------
   Total liabilities .............................................................................         141,172          142,944
Commitments and contingencies (Note 4)
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or
  outstanding at March 31 or September 30 ........................................................            --               --
 Common stock, $0.01 par value, 75,000,000 shares authorized; 38,597,993 shares issued and outstanding at March 31; 37,378,216 shares issued and outstanding
  at September 30 ................................................................................             386              374
Additional paid-in capital .......................................................................          70,120           63,771
Retained earnings ................................................................................          30,680           48,213
Deferred compensation ............................................................................            (741)            (223)
Treasury stock, at cost ..........................................................................            (432)            --
                                                                                                         ---------        ---------
   Total stockholders' equity ....................................................................         100,013          112,135
                                                                                                         ---------        ---------
      Total liabilities and stockholders' equity .................................................       $ 241,185        $ 255,079
                                                                                                         =========        =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                           QUARTER ENDED                      SIX MONTHS ENDED
                                                                              MARCH 31,                           MARCH 31,
                                                                     --------------------------          --------------------------
                                                                       2000              1999              2000              1999
                                                                     --------          --------          --------          --------
Operating revenues .........................................         $ 37,111          $ 45,818          $ 75,083          $ 93,747
Cost of revenues ...........................................           26,352            27,406            50,185            56,092
                                                                     --------          --------          --------          --------
Gross profit ...............................................           10,759            18,412            24,898            37,655
Selling, general and administrative expenses ...............           10,334             7,495            20,291            15,067
Research and development ...................................            6,567             1,051            10,787             1,825
Advance funding program income, net ........................             (482)             (975)           (1,075)           (2,183)
Depreciation and amortization expense ......................            3,339             2,264             6,294             4,492
Special charges ............................................            6,215              --               7,915              --
                                                                     --------          --------          --------          --------
Income (loss) from operations ..............................          (15,214)            8,577           (19,314)           18,454
Other income (expense):
 Interest income (expense), net ............................            1,609             1,525             2,993             3,307
 Equity in net loss of investee ............................           (1,703)             (570)           (2,721)             (770)
 Other, net ................................................             (149)              (21)             (323)              (92)
                                                                     --------          --------          --------          --------
  Total other income (expense), net ........................             (243)              934               (51)            2,445
                                                                     --------          --------          --------          --------
Income (loss) before income taxes ..........................          (15,457)            9,511           (19,365)           20,899
Benefit (provision) for income taxes .......................            1,584            (3,660)            1,832            (8,044)
                                                                     --------          --------          --------          --------
Net income (loss) ..........................................         $(13,873)         $  5,851          $(17,533)         $ 12,855
                                                                     ========          ========          ========          ========

Basic:
Net income (loss) per common share .........................         $  (0.36)         $   0.16          $  (0.46)         $   0.35
Weighted average common shares outstanding .................           38,579            37,060            38,320            36,962
Diluted:
Net income (loss) per common share and
  common share equivalents .................................         $  (0.36)         $   0.16          $  (0.46)         $   0.34
Weighted average common shares and
  common share equivalents outstanding .....................           38,579            37,586            38,320            37,663

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                                             SIX MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                       ----------------------------
                                                                                                         2000               1999
                                                                                                       ---------          ---------
Cash flows from operating activities:
 Net income (loss) ...........................................................................         $ (17,533)         $  12,855
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Depreciation and amortization .............................................................             6,294              4,492
   Equity in net loss of investee ............................................................             2,721                770
   Noncash special charges ...................................................................             6,665               --
   Changes in operating assets and liabilities:
     Increase in accounts receivable .........................................................              (815)            (3,619)
     Decrease in prepaids and other ..........................................................                22                255
     Decrease in accounts payable ............................................................            (6,922)            (2,024)
     Decrease in accrued liabilities .........................................................              (631)            (1,463)
     Increase (decrease) in other liabilities and other noncash items ........................               828               (603)
                                                                                                       ---------          ---------

Net cash (used in) provided by operating activities ..........................................            (9,371)            10,663

Cash flows from investing activities:
 Purchases of property and equipment .........................................................            (4,110)            (3,322)
 Purchase of Internet companies, net of cash acquired ........................................            (4,264)              (539)
 Investments in net assets of equity affiliates ..............................................           (39,500)              --
 Collections of purchased receivables from billing customers, net ............................            10,133             11,139
 Collections of proceeds due (payments made) to billing customers, net .......................             9,438            (20,795)
 Payments for sales taxes due on behalf of billing customers, net ............................            (3,713)            (7,608)
 Other investing activities ..................................................................              (361)              (443)
                                                                                                       ---------          ---------
Net cash used in investing activities ........................................................           (32,377)           (21,568)

Cash flows from financing activities:
 Payments on long-term debt ..................................................................              --               (3,187)
 Payments on capital leases ..................................................................              --                 (252)
 Proceeds from issuance of common stock ......................................................               684              1,774
 Purchases of treasury stock .................................................................              (432)              --
                                                                                                       ---------          ---------
Net cash provided by (used in) financing activities ..........................................               252             (1,665)
                                                                                                       ---------          ---------
Net decrease in cash and cash equivalents ....................................................           (41,496)           (12,570)
Cash and cash equivalents, beginning of period ...............................................           134,007            120,972
                                                                                                       ---------          ---------
Cash and cash equivalents, end of period .....................................................         $  92,511          $ 108,402
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

NOTE 2. EARNINGS PER SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. As the Company had a net loss for the quarter and six months ended March 31, 2000, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. If the Company would have had net income for the quarter and six months ended March 31, 2000, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of options for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price. For the quarter ended March 31, 2000, certain options to purchase 5,278,000 shares of common stock at prices ranging from $6.88 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options to purchase 2,653,000 shares of common stock at prices ranging from $1.98 to $6.19 per share which were excluded as they were antidilutive for the loss incurred for the quarter ended March 31, 2000. For the six months ended March 31, 2000, certain options to purchase 5,454,000 shares of common stock at prices ranging from $5.71 to $29.00 per share would not have been included in the computation of diluted EPS. Additionally, options to purchase 2,704,000 shares of common stock at prices ranging from $1.98 to $5.25 per share were excluded as they were antidilutive for the loss incurred for the six months ended March 31, 2000.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income.

                                                                                        FOR THE QUARTER ENDED MARCH 31, 1999
                                                                                      ---------------------------------------
                                                                                        INCOME        SHARES       PER-SHARE
                                                                                      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                                                      -----------   -----------   -----------
BASIC EPS

Net income available to common stockholders .......................................   $ 5,851,000    37,060,000   $      0.16
                                                                                                                  ===========

EFFECT OF POTENTIALLY DILUTIVE SECURITIES

Stock options .....................................................................                     526,000
                                                                                                    -----------

DILUTED EPS

Net income available to common stockholders
   including assumed conversions ..................................................   $ 5,851,000    37,586,000   $      0.16
                                                                                      ===========   ===========   ===========
                                                                                      FOR THE SIX MONTHS ENDED MARCH 31, 1999
                                                                                      ---------------------------------------
                                                                                        INCOME         SHARES      PER-SHARE
                                                                                      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                                                      -----------   -----------   -----------
BASIC EPS

Net income available to common stockholders .......................................   $12,855,000    36,962,000   $      0.35
                                                                                                                  ===========

EFFECT OF POTENTIALLY DILUTIVE SECURITIES

Stock options .....................................................................                     701,000
                                                                                                    -----------

DILUTED EPS

Net income available to common stockholders
   including assumed conversions ..................................................   $12,855,000    37,663,000   $      0.34
                                                                                      ===========   ===========   ===========

      Certain options to purchase 2,745,000 shares of common stock at prices ranging from $10.19 to $29.00 per share were outstanding for a portion of the quarter and six months ended March 31, 1999. They were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 3. ACQUISITIONS

      In March 2000, the Company completed the purchase of a voting preferred stock investment of $6 million in privately-held COREINTELLECT, Inc. ("CORE"), giving the Company a 22% equity ownership stake, assuming conversion of the voting preferred stock. This investment is accounted for under the equity method. Based in Dallas, Texas, CORE is an application service provider that develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. CORE's product is expected to be launched commercially by September 30, 2000. The Company expensed $2.5 million of the consideration for the purchase of in-process research and development in connection with this equity investment (see Note 7).

      In March 2000, the Company invested an additional $33.5 million through the purchase of $27.0 million of convertible preferred stock and $6.5 million of common stock in privately-held Princeton eCom Corporation ("Princeton"), increasing its ownership stake to approximately 51%, assuming conversion of the preferred stock, from approximately 24%.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for this investment under the equity method because it considers its voting control to be temporary and also because the Company does not have majority control of the board of directors. The Company expects its interest in Princeton to be less than 50% by September 30, 2000. The Company expensed $2.5 million of in-process research and development in connection with this additional equity investment (see Note 7).

      In November 1999, the Company completed the acquisition of FIData, Inc. ("FIData"), a San Antonio, Texas-based company that provides Internet-based automated loan approval products to the financial services industries. In conjunction with the FIData transaction, the Company also completed the acquisition of the remaining 40% of an Internet company located in Austin, Texas that is developing an Internet-based financial services Website focused on the credit union industry and its members. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income (loss) per common share since the date of acquisition. The total consideration for the acquisition of FIData and the remaining 40% of the Austin, Texas-based Internet company was approximately $4.2 million in cash and debt assumption and 1,100,000 shares of the Company's common stock. The excess of the purchase price over the fair value of net tangible assets acquired amounted to approximately $9.1 million, of which approximately $7.4 million was recorded as goodwill and other intangibles and is being amortized on a straight-line basis over five years. The remaining balance of $1.7 million was expensed as acquired in-process research and development (see Note 7).

      In connection with these acquisitions, the Company acquired certain intangible assets, including goodwill and in-process research and development. In connection with these allocations, the Company expensed approximately $2.5 million of each of its equity investments in CORE and Princeton and $1.7 million of the purchase price for FIData as in-process research and development. In performing these allocations, the Company considered, among other factors, the respective company's research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of investment, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

      The in-process research and development purchased from CORE focused on next generation Internet-based acquisition, classification, retention and dissemination of business-critical knowledge and information. The in-process research and development purchased from Princeton focused on next generation Internet-based bill publishing and payment systems and solutions. The in-process research and development purchased from FIData focused on next generation Internet-based automated loan approval products and banking systems and solutions. Due to their specialized nature, the in-process research and development projects had no alternative future use, either for re-deployment elsewhere in the business or in liquidation, in the event the projects failed.

      The Income Approach was the primary technique utilized in valuing the purchased research and development. The valuation technique employed in the appraisals was designed to properly reflect all intellectual property rights in the intangible assets, including core technology. The value of the developed technology was derived from direct sales of existing products, including their contribution to in-process research and development. In this way, value was properly attributed to the engineering know-how embedded in the existing product that will be used in developmental products. The appraisals also considered the fact that the existing know-how diminishes in value over time as new technologies are developed and changes in market conditions render current products and methodologies obsolete. The assumptions underlying the cash flow projections used were derived primarily from investment banking reports, historical results, company records and discussions with management.

      Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project are expected to be in line with historical industry accepted pricing. Due to the technological and economic risks associated with the developmental projects, discount rates of 40%, 25%, and 35%

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were used to discount cash flows from the in-process projects for CORE, Princeton, and FIData, respectively. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

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

                                                                        QUARTER ENDED                       SIX MONTHS ENDED
                                                                           MARCH 31,                            MARCH 31,
                                                                 ----------------------------          ----------------------------
                                                                    2000               1999               2000               1999
                                                                 ---------          ---------          ---------          ---------
                                                                                (IN THOUSANDS)                  (IN THOUSANDS)
Operating revenues:
Transaction Processing .................................         $  27,818          $  34,782          $  56,933          $  70,861
Software ...............................................             9,087             11,036             17,893             22,886
Internet ...............................................               206               --                  257               --
                                                                 ---------          ---------          ---------          ---------
  Total operating revenues .............................         $  37,111          $  45,818          $  75,083          $  93,747

Income (loss) from operations:
Transaction Processing .................................         $   3,952          $   9,728          $  11,430          $  20,415
Software ...............................................            (6,578)             2,217            (10,347)             4,512
Internet ...............................................            (8,756)              --              (12,837)              --
Corporate Overhead .....................................            (3,832)            (3,368)            (7,560)            (6,473)
                                                                 ---------          ---------          ---------          ---------
  Total income (loss) from operations ..................         $ (15,214)         $   8,577          $ (19,314)         $  18,454

Income (loss) before income taxes:
Income (loss) from operations ..........................         $ (15,214)         $   8,577          $ (19,314)         $  18,454
Interest income, net ...................................             1,609              1,525              2,993              3,307
Equity in net loss of investee .........................            (1,703)              (570)            (2,721)              (770)
Other ..................................................              (149)               (21)              (323)               (92)
                                                                 ---------          ---------          ---------          ---------
  Income (loss) before income taxes ....................         $ (15,457)         $   9,511          $ (19,365)         $  20,899

Interest income (expense), net:
Transaction Processing .................................         $   1,589          $   1,526          $   2,970          $   3,318
Software ...............................................                19                 (1)                19                  5
Internet ...............................................              --                 --                    3               --
Corporate Overhead .....................................                 1               --                    1                (16)
                                                                 ---------          ---------          ---------          ---------
  Total interest income, net ...........................         $   1,609          $   1,525          $   2,993          $   3,307

Depreciation and amortization:
Transaction Processing .................................         $   1,594          $   1,274          $   3,069          $   2,515
Software ...............................................               788                530              1,500              1,021
Internet ...............................................               451               --                  711               --
Corporate Overhead .....................................               506                460              1,014                956
                                                                 ---------          ---------          ---------          ---------
  Total depreciation and amortization ..................         $   3,339          $   2,264          $   6,294          $   4,492

Total assets:
Transaction Processing .................................         $ 159,511          $ 200,710
Software ...............................................            31,970             22,760
Internet ...............................................            46,821              7,769
Corporate ..............................................             2,883             14,276
                                                                 ---------          ---------
  Total assets .........................................         $ 241,185          $ 245,515

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. RELATED PARTY TRANSACTIONS

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the six months ended March 31, 2000 was $252,000. The Company had an aggregate of $183,000 in notes receivable bearing interest at rates ranging from 8.0% to 10.0% from certain officers of the Company at March 31, 2000. On January 4, 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $70,000, in lieu of a cash bonus. On April 4, 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $133,000, in lieu of a cash bonus.

      On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the Chief Executive Officer of the Company. The restricted stock consists of 400,000 shares of Princeton common stock, which vests on April 30, 2003. The Company will expense the fair market value of the restricted stock grant over the three year period ended April 30, 2003.

NOTE 7. SPECIAL CHARGES

      During the six months ended March 31, 2000, the Company recognized special charges in the amount of $7.9 million. The special charges include $5.0 million of in-process research and development associated with the March 2000 $33.5 million equity investment in Princeton and the March 2000 $6.0 million equity investment in CORE (see Note 3). Severance related costs of $1.2 million were also recorded during the second quarter of 2000. In addition, the Company recognized a $1.7 million charge during the first quarter of 2000 for the in-process research and development costs acquired in connection with the acquisition of FIData (see Note 3).

NOTE 8. SUBSEQUENT EVENTS

      In April 2000, the Company completed the acquisition of Operator Service Company ("OSC"), a Lubbock, Texas-based leading provider of inbound directory assistance, interactive voice response and customer relationship management services to the telecommunications, car rental and consumer products industries. The Company acquired OSC through the issuance of 3.846 million shares of common stock, of which 0.769 million shares have been escrowed and will be released subject to achievement of $4.11 million of EBITDA for calendar year 2000 by the OSC operations. This acquisition will be accounted for under the purchase method of accounting.

      In December 1996, the Company obtained a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local exchange carriers. This credit facility terminated on March 20, 2000. The Company secured a new $50.0 million line of credit with similar terms that terminates on March 31, 2001. The Company is currently out of compliance with certain financial covenants of the credit facility. The Company is currently renegotiating the credit facility with its lender and expects a resolution of this matter by June 30, 2000. The Company does not currently anticipate any need to draw on the credit facility and no amounts were outstanding at either March 31, 2000 or September 30, 1999.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following is a discussion of the consolidated financial condition and results of operations for Billing Concepts Corp. ("BCC") and subsidiaries (collectively referred to as the "Company"), as of and for the quarter and six months ended March 31, 2000 and 1999. It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1999. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended March 31.

RESULTS OF OPERATIONS - CONSOLIDATED

      The following table presents certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues:

                                            QUARTER ENDED     SIX MONTHS ENDED
                                               MARCH 31,          MARCH 31,
                                           ---------------     ---------------
                                           2000      1999      2000      1999
                                           -----     -----     -----     -----
Operating revenues ....................... 100.0%    100.0%    100.0%    100.0%
Cost of revenues .........................  71.0      59.8      66.8      59.8
                                           -----     -----     -----     -----

Gross profit .............................  29.0      40.2      33.2      40.2
Selling, general and administrative
  expenses ...............................  27.8      16.3      27.0      16.1
Research and development .................  17.7       2.3      14.4       1.9
Advance funding program income, net ......  (1.3)     (2.1)     (1.4)     (2.3)
Depreciation and amortization expense ....   9.0       4.9       8.4       4.8
Special charges ..........................  16.8      --        10.5      --
                                           -----     -----     -----     -----

Income (loss) from operations ............ (41.0)     18.8     (25.7)     19.7
Other (expense) income, net ..............  (0.7)      2.0      (0.1)      2.6
                                           -----     -----     -----     -----

Income (loss) before income taxes ........ (41.7)     20.8     (25.8)     22.3
Benefit (provision) for income taxes .....   4.3      (8.0)      2.4      (8.6)
                                           -----     -----     -----     -----

Net income (loss) ........................ (37.4)%    12.8%    (23.4)%    13.7%
                                           =====     =====     =====     =====

      The Company's revenues are derived primarily from the provision of billing clearinghouse and information management services to telecommunications services providers through Local Exchange Carrier billing ("LEC billing") by its transaction processing services division ("Transaction Processing"), formerly known as the LEC billing division. Through its subsidiary, Aptis, Inc., the Company also operates a Software division ("Software") that develops, markets and supports convergent billing and customer care software applications for telecommunications and Internet services providers and provides direct billing outsourcing services. In addition, the Company has an Internet division ("Internet") with operations that include the development of a financial services Website serving the credit union industry and its members and an equity interest in Princeton eCom Corporation ("Princeton"), which offers electronic bill presentment and payment services via the Internet. During the first quarter of 2000, the Company also completed the acquisition of FIData, Inc. ("FIData"), which provides automated loan approval products via the Internet. During the second quarter of 2000, the Company purchased an additional equity interest in Princeton and an equity interest in COREINTELLECT, Inc ("CORE"), which provides Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. Total revenues for the quarter ended March 31, 2000 were $37.1 million, a decrease of 19.0% from $45.8 million in the comparable prior year quarter. During the first six months of 2000, total revenues decreased 19.9% to $75.1 million from $93.7 million during the comparable quarter of 1999. The decrease in total revenues from the prior year quarter was primarily due to the 20.0% decrease in Transaction Processing revenues to $27.8 million in the second quarter of 2000 from $34.8 million in the second quarter of 1999. In addition, Software revenues decreased 17.7% to $9.1 million in the second quarter of 2000 from $11.0 million in the second quarter of 1999. The gross profit margin of 29.0% reported for the second quarter of 2000 is 27.9% lower than the 40.2% achieved in the comparable quarter of 1999. During the first six months of 2000, gross profit margin decreased from 40.2% in 1999 to 33.2% in 2000. The decrease in gross margins from 1999 is primarily attributable to the decrease in the gross margin achieved by the Transaction Processing division as a result of higher billing and collection costs charged by the LECs. In addition, the decrease in software license fee revenues generated by the Software division contributed to the lower consolidated gross margin.

      Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the second quarter of 2000 were $10.3 million, or 27.8% of revenues, compared to $7.5 million, or 16.3% of revenues, in the second quarter of 1999. SG&A expenses for the first six months of 2000 were $20.3 million, or 27.0% of revenues, compared to $15.1 million, or 16.1% of revenues, in the first six months of 1999. SG&A expenses increased from the prior year periods primarily due to increased expenditures to provide additional development and infrastructure for the Software division. In addition, the Company's Internet operations, which began during the fourth quarter of 1999, incurred $1.5 million of SG&A expenses in the second quarter of 2000.

      Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in development and related expenses. R&D expenses increased to $6.6 million in the second quarter of 2000 from $1.1 million in the prior year quarter. During the first six months of 2000, R&D expenses increased to $10.8 million from $1.8 million in the comparable period in 1999. The increase is attributable to the growth of such expenses incurred by the Software and Internet divisions to facilitate the development of new and enhanced products.

      Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Depreciation and amortization expenses were $3.3 million in the second quarter of 2000 compared to $2.3 million in the second quarter of 1999. During the six months ended March 31, 2000 and 1999, depreciation and amortization expenses were $6.3 million and $4.5 million, respectively. The increase in depreciation and amortization expenses from the prior year periods is attributable to increased capital expenditures as well as the amortization of intangibles acquired in connection with the acquisition of FIData in November 1999.

      The Company reported a loss from operations of $15.2 million for the second quarter of 2000 compared to income from operations of $8.6 million in the second quarter of 1999. During the first six months of 2000, the Company reported a loss from operations of $19.3 million compared to income from operations of $18.5 million in the first six months of 1999. Excluding the Internet division and special charges, the Company recorded a net loss of $1.3 million, or $0.03 per share, for the six months ended March 31, 2000. The loss from operations for the quarter ended March 31, 2000 includes special charges of $6.2 million of in-process research and development costs acquired in connection with the March 2000 equity investments in Princeton and CORE, and $1.2 million in severance related costs. The decrease in operating margin, exclusive of special charges, from the prior year periods is primarily attributable to margin pressures experienced by the Transaction Processing division, lower revenues from the Software division, and higher SG&A and R&D expenses incurred by the Software and Internet divisions.

      As a result of the streamlining of development efforts in the Software division, the refocusing of credit union efforts in the Internet division and other cost reduction initiatives, the Company recently reduced the total employee and contractor headcount by 150. The Company anticipates the corresponding cost savings to be realized beginning in the third quarter.

      Net other expense of $0.2 million in the second quarter of 2000 compares to net other income of $0.9 million in 1999. During the six months ended March 31, 2000 and 1999, the Company reported net other expense of $0.1 million and net other income of $2.4 million, respectively. The decrease in net other income from the prior year periods was primarily due to the Company's equity in the net loss of Princeton of $1.7 million for the second quarter of 2000 and $2.7 million for the six months ended March 31, 2000.

      The Company's effective tax rate was 10.2% in the second quarter of 2000 and 38.5% in the second quarter of 1999. For the six months ended March 31, 2000 and 1999, the Company's effective tax rate was 9.5% and 38.5%, respectively. Excluding its Internet operations and special charges, the Company's effective tax rate would have been 46.6% and 36.3% in the second quarter of 2000 and 1999, respectively.

RESULTS OF OPERATIONS - TRANSACTION PROCESSING

      The following table presents the operating results of the Company's Transaction Processing division and as a percentage of related revenues for each period:

                                                              QUARTER ENDED MARCH 31,
                                               ----------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                       2000                        1999
                                               ----------    ----------    ----------    ----------
Operating revenues .........................   $   27,818         100.0%   $   34,782         100.0%
Cost of revenues ...........................       19,330          69.5        22,125          63.6
                                               ----------    ----------    ----------    ----------
Gross profit ...............................        8,488          30.5        12,657          36.4
Selling, general and administrative expenses        2,815          10.1         2,422           7.0
Research and development ...................          609           2.2           208           0.6
Advance funding program income, net ........         (482)         (1.7)         (975)         (2.8)
Depreciation and amortization expense ......        1,594           5.7         1,274           3.6
                                               ----------    ----------    ----------    ----------
  Income from operations ...................   $    3,952          14.2%   $    9,728          28.0%
                                               ==========    ==========    ==========    ==========
                                                           SIX MONTHS ENDED MARCH 31,
                                               ----------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                       2000                        1999
                                               ----------   ----------    ----------     ----------
Operating revenues .........................   $   56,933        100.0%   $   70,861          100.0%
Cost of revenues ...........................       37,368         65.6        44,636           63.0
                                               ----------   ----------    ----------     ----------
Gross profit ...............................       19,565         34.4        26,225           37.0
Selling, general and administrative expenses        5,102          9.0         4,834            6.9
Research and development ...................        1,039          1.8           644            0.9
Advance funding program income, net ........       (1,075)        (1.9)       (2,183)          (3.1)
Depreciation and amortization expense ......        3,069          5.4         2,515            3.5
                                               ----------   ----------    ----------     ----------
  Income from operations ...................   $   11,430         20.1%   $   20,415           28.8%
                                               ==========   ==========    ==========     ==========

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

      Transaction Processing service revenues decreased $7.0 million, or 20.0%, in the second quarter of 2000 from the prior year quarter. During the first six months, revenues decreased $13.9 million, or 19.7% from the comparable prior year period. The decrease in revenue from the prior periods was attributable to an overall decrease in the number of call records processed. The number of call records processed for billing during the second quarter of 2000 continues to be negatively impacted by "slamming" and "cramming" issues that have occurred in the long distance industry. Management is continuing to take actions in order to mitigate the effects of "slamming and cramming" issues on the call record volumes of its current customer base. Consequently, the number of call records processed for billing decreased from the prior year periods. Telephone call record volumes were as follows:

                                               QUARTER ENDED  SIX MONTHS ENDED
                                                 MARCH 31,       MARCH 31,
                                               -------------   -------------
                                               2000    1999    2000    1999
                                               -----   -----   -----   -----
                                               (IN MILLIONS)   (IN MILLIONS)
Direct dial long distance services .........   115.9   152.1   240.4   304.3
Operator services ..........................    18.5    23.4    39.0    47.9
Enhanced billing services ..................     0.9     1.0     1.9     2.4
Billing management services ................    42.0    60.6    89.4   113.8

      Additionally, revenues were adversely affected by the loss of certain customers now using direct billing methods, versus LEC billing through the Company. The Company has addressed the need for a direct billing solution and has recently launched its own related product to be offered via a service bureau environment. Beginning in the third quarter, the Transaction Processing division will include the revenues attributable to the acquisition of Operator Service Company ("OSC") (see Note 8).

COST OF REVENUES

      Cost of revenues includes billing and collection fees charged by local exchange carriers and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local exchange carriers include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounted costs on to its customers.

      The gross profit margin for the quarter and six months ended March 31, 2000, was 30.5% and 34.4%, respectively, compared to 36.4% and 37.0% achieved in the respective prior year periods. The decrease in the gross profit margin from the prior year period is primarily attributable to higher billing and collection costs charged to the Company by the local exchange carriers.

SELLING, GENERAL AND ADMINISTRATIVE

      SG&A expenses for the second quarter of 2000 were $2.8 million, or 10.1% of revenues, compared to $2.4 million, or 7.0% of revenues, for the second quarter of 1999. During the six months ended March 31, 2000, the SG&A expenses were $5.1 million or 9.0%, compared to $4.8 million or 6.9% of revenues in the prior year period. The increase in SG&A as a percentage of revenue in 2000 was primarily due to the overall decrease in Transaction Processing revenues. Expenses related to certain corporate functions, such as treasury, financial reporting, investor relations, legal, payroll, human resources and management information systems, have not been fully charged to Transaction Processing, but are included in the consolidated results of operations as general corporate expenses.

RESEARCH AND DEVELOPMENT

      R&D expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. The Company internally funds R&D activities with respect to efforts associated with creating new and enhanced Transaction Processing services products. R&D expenses in the quarter and six months ended March 31, 2000, were $0.6 million and $1.0 million, respectively, compared to $0.2 million and $0.6 million in the respective prior year periods. The Transaction Processing division intends to continue its R&D efforts in the future and anticipates spending approximately $2 million during fiscal year 2000 for such expenses.

ADVANCE FUNDING PROGRAM INCOME AND EXPENSE

      Advance funding program income was $0.5 million in the second quarter of 2000 compared with $1.0 million in the second quarter of 1999. Advance funding program income was $1.1 million in the first six months of 2000 compared with $2.2 million in the first six months of 1999. The decrease from the first quarter of 1999 was primarily the result of a lower level of customer receivables financed under the Company's advance funding program. The quarterly average balances of purchased receivables were $24.3 million and $55.3 million for the six months ended March 31, 2000 and 1999, respectively. The Company financed all customer receivables during 2000 and 1999 with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. The advance funding program expense recognized during both 2000 and 1999 represents unused credit facility fees and is the minimum expense that the Company could have incurred during these periods.

INCOME FROM OPERATIONS

      Income from operations in the second quarter of 2000 was $4.0 million, or 14.2% of revenues, compared to income from operations of $9.7 million, or 28.0% of revenues, in the second quarter of 1999. During the first six months of 2000, income from operations was $11.4 million, or 20.1% of revenues, compared to $20.4 million, or 28.8% of revenues, during the first six months of 1999. The decrease in income from operations as a percentage of revenues from the prior year periods is attributable to a lower gross profit margin, as well as higher operating expenses and lower net advance funding income as percentages of revenues.

RESULTS OF OPERATIONS - SOFTWARE

      The following table presents the operating results of the Company's Software division and as a percentage of related revenues for each period:

                                                                   QUARTER ENDED MARCH 31,
                                                   ----------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                           2000                         1999
                                                   ----------    ----------     ----------   ----------
Software license fee revenues ..................   $    2,680          29.5%    $    3,785         34.3%
Services revenues ..............................        5,606          61.7          5,357         48.5
Hardware revenues ..............................          801           8.8          1,894         17.2
                                                   ----------    ----------     ----------   ----------
Total operating revenues .......................        9,087         100.0         11,036        100.0
Cost of revenues ...............................        6,941          76.4          5,281         47.9
                                                   ----------    ----------     ----------   ----------
Gross profit ...................................        2,146          23.6          5,755         52.1
Selling, general and administrative expenses ...        2,722          29.9          2,165         19.6
Research and development .......................        4,081          44.9            843          7.6
Depreciation and amortization expense ..........          788           8.7            530          4.8
Special Charges ................................        1,133          12.5           --           --
                                                   ----------    ----------     ----------   ----------
  Income (loss) from operations ................   $   (6,578)        (72.4)%   $    2,217         20.1%
                                                   ==========    ==========     ==========   ==========

                                                                 SIX MONTHS ENDED MARCH 31,
                                                   ----------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                           2000                         1999
                                                   ----------    ----------     ----------   ----------
Software license fee revenues ..................   $    4,223          23.6%    $    7,640         33.4%
Services revenues ..............................       11,653          65.1         10,642         46.5
Hardware revenues ..............................        2,017          11.3          4,604         20.1
                                                   ----------    ----------     ----------   ----------
Total operating revenues .......................       17,893         100.0         22,886        100.0
Cost of revenues ...............................       12,702          71.0         11,456         50.1
                                                   ----------    ----------     ----------   ----------
Gross profit ...................................        5,191          29.0         11,430         49.9
Selling, general and administrative expenses ...        6,404          35.8          4,716         20.6
Research and development .......................        6,501          36.3          1,181          5.2
Depreciation and amortization expense ..........        1,500           8.4          1,021          4.4
Special Charges ................................        1,133           6.3           --           --
                                                   ----------    ----------     ----------   ----------
  Income (loss) from operations ................   $  (10,347)        (57.8)%   $    4,512         19.7%
                                                   ==========    ==========     ==========   ==========

OPERATING REVENUES

      In addition to license and maintenance fees charged by Software for the use of its billing software applications, fees are charged on a time and materials basis for software customization and professional services. Software revenues also include retail sales of third-party computer hardware and software.

      Software revenues decreased $1.9 million, or 17.7%, and $5.0 million, or 21.8%, in the quarter and six months ended March 31, 2000, from the comparable periods of 1999. The decrease in revenues from the prior year periods was primarily attributable to lower sales of billing systems in 2000, which corresponded to a decrease in software license fees and hardware revenues.

COST OF REVENUES

      Cost of revenues includes the cost of third-party computer hardware and software sold, and the salaries and benefits of software support, technical and professional service personnel who generate revenue from contracted services.

      Gross profit margin of 23.6% reported for the second quarter of 2000 compares to 52.1% achieved in the second quarter of 1999. Gross profit margin of 29.0% reported for the first six months of 2000 compares to 49.9% achieved in the respective prior year period. This is attributable to lower Software license fees as a percentage of total Software division revenues in 2000. This decrease in Software license revenues resulted in a lower overall gross margin due to the higher margins associated with such revenues.

SELLING, GENERAL AND ADMINISTRATIVE

      SG&A expenses for the second quarter of 2000 were $2.7 million, or 29.9% of revenues, compared to $2.2 million, or 19.6% of revenues, in the second quarter of 1999. SG&A expenses for the first six months of 2000 were $6.4 million, or 35.8% of revenues, compared to $4.7 million, or 20.6% of revenues, during the first six months of 1999. SG&A expenses increased from the prior year periods due to an increase in expenditures to provide additional infrastructure for the Software business. Additionally, the Company recorded a higher level of bad debt expense in the first six months of 2000 versus the prior year period. Expenses related to certain corporate functions, such as treasury, financial reporting, investor relations, legal, payroll, human resources and management information systems, have not been fully charged to the Software division, but are included in the consolidated results of operations as general corporate expenses.

RESEARCH AND DEVELOPMENT

      R&D expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. The Software division is actively involved in ongoing R&D efforts associated with creating new and enhanced products related to its convergent billing software platform for both telecommunications and Internet service providers. R&D expenses in the second quarter of 2000 increased to $4.1 million from $0.8 million in the second quarter of 1999. R&D expenses in the first six months of 2000 were $6.5 million compared to $1.2 million in the comparable prior year period. This increase is primarily due to an increase in the number of R&D personnel necessary to support the efforts to expand the features and functionality of the Company's Aptis ICP and TotalBill products. The Company intends to continue its R&D efforts in the future and anticipates spending a total of approximately $10 million during 2000 for such expenses.

INCOME (LOSS) FROM OPERATIONS

      In the quarter and six months ended March 31, 2000, the Software division incurred a loss from operations of $5.4 million and $9.2 million, compared to income from operations of $2.2 million and $4.5 million in the respective prior year periods. The loss from operations in 2000 reflected lower revenues and higher SG&A and R&D expenses. During the second quarter of 2000, the Company recorded a special charge of $1.1 million, related to severance for the Software division.

RESULTS OF OPERATIONS - INTERNET

      The Company entered the Internet industry with its initial equity investment in Princeton in September 1998. During the second quarter of 2000, in addition to recording its equity in the net loss of Princeton of $1.7 million, which is included in "Other Income," the Company recorded $3.8 million of operating expenses related to its Internet division. During the first six months of 2000, the Company recorded its equity in the net loss of Princeton of $2.7 million and $6.1 million of operating expenses. These expenses included the operating results of FIData, a company that provides Internet-based automated loan approval products to the financial services industries, since its acquisition effective November 1, 1999, as well as expenses incurred by efforts to develop a financial services Website focused on the credit union industry and its members. The Company has since narrowed its credit union efforts to focus on FIData only and correspondingly expects operating expenses for the Internet division to decrease for the remaining six months of fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance decreased to $92.5 million at March 31, 2000 from $134.0 million at September 30, 1999. This decrease is primarily related to the $4.2 million consideration given for the acquisition of FIData, Inc., the $33.5 million equity investment in Princeton, and the $6.0 million equity investment in CORE. The large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its LEC billing customers. The Company's working capital position decreased to $24.4 million at March 31, 2000, from $73.6 million at September 30, 1999, and its current ratio was 1.2 and 1.5 at March 31, 2000 and September 30, 1999, respectively. The decrease in the working capital was primarily attributable to the decrease in the cash balance and a decrease in the level of customer receivables financed under the Company's advance funding program. Net cash used in operating activities was $9.3 million in the first six months of 2000 as compared to net cash provided by operating activities of $10.7 million in the first six months of 1999 and primarily reflected the change in net income (loss) from the prior year quarter, exclusive of special charges.

      In December 1996, the Company obtained a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local exchange carriers. This credit facility terminated on March 20, 2000. The Company secured a new $50.0 million line of credit with similar terms that terminates on March 31, 2001. The Company is currently out of compliance with certain financial covenants of the credit facility. The Company is currently renegotiating the credit facility with its lender and expects resolution of this matter by June 30, 2000. The Company does not currently anticipate any need to draw on the credit facility and no amounts were outstanding at either March 31, 2000 or September 30, 1999.

      Capital expenditures amounted to approximately $4.1 million in the first six months of 2000 and related primarily to the purchase of computer equipment and software. The Company anticipates capital expenditures before acquisitions, if any, of approximately $2.5 million in the next six months of 2000 largely related to expenditures for furniture, fixtures, leasehold improvements, computer software and hardware upgrades. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

      In November 1999, the Company completed the acquisition of FIData, a company located in San Antonio, Texas that provides Internet-based automated loan approval products to the financial services industries. In conjunction with the FIData transaction, the Company also completed the acquisition of an Internet company located in Austin, Texas that is developing an Internet-based financial services Website focused on the credit union industry and its members. The total consideration for the acquisition was approximately $4.2 million in cash and debt assumption and 1,100,000 shares of the Company's common stock. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income per common share since the date of acquisition. Approximately $7.4 million was recorded as goodwill and other intangibles and is included in other assets. During the first quarter of 2000, the Company expensed $1.7 million of in-process R&D costs acquired in connection with this acquisition.

      In March 2000, the Company increased its ownership in Princeton to 51% with an additional $33.5 million equity investment, which consisted of $27.0 million of convertible preferred stock and $6.5 million of common stock. The Company will continue to review additional strategic Internet acquisition opportunities that will complement or enhance its existing operations. In connection with this investment, the Company expensed $2.5 million of in-process R&D costs during the second quarter.

      In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in CORE, a Dallas, Texas based company that develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. During the second quarter, the Company expensed $2.5 million of in-process R&D costs acquired in connection with this equity investment.

      The Company's operating cash requirements consist principally of working capital requirements, requirements under its advance funding program and capital expenditures. The Company believes that it has the ability to continue to secure long-term equipment financing and that this ability, combined with cash flows generated from operations, will be sufficient to fund capital expenditures, advance funding requirements and working capital needs for the foreseeable future.

YEAR 2000

      As of May 8, 2000, the Year 2000 date change has not posed a significant problem for the Company. However, because the Company's business relies on processing date-sensitive telephone call records supplied by third parties, it is possible that non-compliant third-party computer systems may not have provided accurate data for processing through the Company's computer systems. The Company's business, financial condition and results of operations could be materially adversely affected by the Year 2000 date change if it or unrelated parties failed to successfully address this issue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of March 31, 2000 because the Company's intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

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

        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------
         27.1     Financial Data Schedule as of March 31, 2000 (filed herewith)

      (b)  Current Reports on Form 8-K:

         Form 8-K dated February 22, 2000, and filed February 25, 2000, announcing the increase in investment in Princeton eCom Corporation to approximately 51% from approximately 24%.

         Form 8-K dated March 16, 2000, and filed March 29, 2000, regarding (i) the consummation of purchase of additional shares in Princeton eCom Corporation, increasing the equity investment to approximately 51% from approximately 24%, and (ii) the press release dated March 22, 2000, announcing the execution of a definitive agreement to acquire OSC.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BILLING CONCEPTS CORP.
                                        (Registrant)

Date: May 11, 2000                 By:          /S/  DAVID P. TUSA
                                         --------------------------------
                                                  David P. Tusa
                                            SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

                                     (Duly authorized and principal financial
                                                     officer)