Form 10-Q
period 2000-06-30
BILLING CONCEPTS CORP
filed 2000-08-11
CIK 1013706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                       or

[X] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

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

      Indicated below is the number of shares outstanding of the registrant's only class of common stock at August 4, 2000:

                                              NUMBER OF SHARES
       TITLE OF CLASS                           OUTSTANDING
       --------------                           -----------
Common Stock, $.01 par value                    42,312,534

================================================================================

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements
           (Unaudited)
          Condensed Consolidated Balance
           Sheets - June 30, 2000 and September 30, 1999...................   3
          Condensed Consolidated Statements of Operations - For
           the Quarter and Nine Months Ended June 30, 2000 and 1999........   4
          Condensed Consolidated Statements of Cash
           Flows - For the Nine Months Ended June 30, 2000 and 1999........   5
          Notes to Interim Condensed Consolidated Financial
           Statements......................................................   6
Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  13
Item 3.    Quantitative and Qualitative Disclosure about Market Risk.......  20


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   21
Item 6.   Exhibits and Reports on Form 8-K................................   21

SIGNATURE................................................................    22

                          PART I FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                     ASSETS

                                                       JUNE 30,    SEPTEMBER 30,
                                                         2000          1999
                                                      ---------     ---------
Current assets:
 Cash and cash equivalents .........................  $  96,331     $ 134,007
 Accounts receivable, net ..........................     37,068        44,053
 Purchased receivables .............................     15,261        31,375
 Prepaids and other ................................      3,852         3,776
                                                      ---------     ---------
   Total current assets ............................    152,512       213,211
Property and equipment, net ........................     24,934        25,868
Other assets, net ..................................     33,136         8,470
Investments in and advances to equity
 affiliates ........................................     39,197         7,530
                                                      ---------     ---------
   Total assets ....................................  $ 249,779     $ 255,079
                                                      =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...........................  $  15,514     $  21,397
  Accounts payable - billing customers .............     96,391        90,089
  Accrued liabilities ..............................     24,920        28,172
                                                      ---------     ---------
   Total current liabilities .......................    136,825       139,658
Deferred income taxes ..............................      1,725         1,971
Other liabilities ..................................      1,380         1,315
                                                      ---------     ---------
   Total liabilities ...............................    139,930       142,944
Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $0.01 par value,
   10,000,000 shares authorized; no
   shares issued or outstanding at
   June 30 or September 30 .........................       --            --
 Common stock, $0.01 par value,
   75,000,000 shares authorized;
   42,312,534 shares issued and
   outstanding at June 30; 37,378,216
   shares issued and outstanding at
   September 30 ....................................        417           374
Additional paid-in capital .........................     88,665        63,771
Retained earnings ..................................     21,623        48,213
Deferred compensation ..............................        (96)         (223)
Treasury stock, at cost ............................       (760)         --
                                                      ---------     ---------
   Total stockholders' equity ......................    109,849       112,135
                                                      ---------     ---------
      Total liabilities and stockholders' equity ...  $ 249,779     $ 255,079
                                                      =========     =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             QUARTER ENDED                 NINE MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                       -------------------------       -------------------------
                                                          2000            1999            2000            1999
                                                       ---------       ---------       ---------       ---------
Operating revenues ..............................      $  36,262       $  43,392       $ 111,345       $ 137,139
Cost of revenues ................................         26,259          26,622          76,444          82,714
                                                       ---------       ---------       ---------       ---------
Gross profit ....................................         10,003          16,770          34,901          54,425
Selling, general and administrative expenses ....         11,248           9,802          29,793          24,749
Bad debt expense ................................          4,008             423           5,754             543
Research and development ........................          2,150           1,453          12,937           3,278
Advance funding program income, net .............           (377)           (878)         (1,452)         (3,061)
Depreciation and amortization expense ...........          3,278           2,312           9,572           6,804
Special charges .................................           --               806           2,950             806
                                                       ---------       ---------       ---------       ---------
Income (loss) from operations ...................        (10,304)          2,852         (24,653)         21,306
Other income (expense):
 Interest income, net ...........................          1,923           1,318           4,916           4,625
 Equity in net loss of investees ................         (3,567)           (438)         (6,288)         (1,208)
 In-process research and development of investees           --              --            (4,965)           --
 Other, net .....................................              2             (14)           (321)           (106)
                                                       ---------       ---------       ---------       ---------
  Total other income (expense), net .............         (1,642)            866          (6,658)          3,311
                                                       ---------       ---------       ---------       ---------
Income (loss) before income taxes ...............        (11,946)          3,718         (31,311)         24,617
Benefit (provision) for income taxes ............          2,889          (1,431)          4,721          (9,475)
                                                       ---------       ---------       ---------       ---------
Net income (loss) ...............................      $  (9,057)      $   2,287       $ (26,590)      $  15,142
                                                       =========       =========       =========       =========
Basic:

Net income (loss) per common share ..............      $   (0.22)      $    0.06       $   (0.68)      $    0.41

Weighted average common shares outstanding ......         41,462          37,203          39,367          37,043

Diluted:

Net income (loss) per common share and
  common share equivalents ......................      $   (0.22)      $    0.06       $   (0.68)      $    0.40

Weighted average common shares and
  common share equivalents outstanding ..........         41,462          37,990          39,367          37,772

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                       JUNE 30,
                                                              -------------------------
                                                                 2000            1999
                                                              ---------       ---------
Cash flows from operating activities:
 Net income (loss) .....................................      $ (26,590)      $  15,142
  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
   Depreciation and amortization .......................          9,572           6,804
   Equity in net loss of investees .....................          6,288           1,208
   In-process research and development of investees ....          4,965            --
   Noncash special charges .............................          1,700            --
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable .........          8,765          (4,987)
    Decrease in prepaids and other .....................             38           1,408
    Decrease in accounts payable .......................         (6,414)         (4,063)
    Decrease in accrued liabilities ....................         (2,209)         (1,577)
    Increase (decrease) in other liabilities and other
      noncash items ....................................            949            (279)
                                                              ---------       ---------
Net cash (used in) provided by operating activities ....         (2,936)         13,656

Cash flows from investing activities:
 Purchases of property and equipment ...................         (4,819)         (6,212)
 Purchase of companies, net of cash acquired ...........         (4,523)           (539)
 Investments in and advances to equity affiliates ......        (44,500)           --
 Collections of purchased receivables from billing
   customers, net ......................................         16,114          21,057
 Collections of proceeds due (payments made) to billing
   customers, net ......................................          6,302         (26,337)
 Payments for sales taxes due on behalf of billing
   customers, net ......................................         (2,850)         (1,269)
 Other investing activities ............................           (425)           (662)
                                                              ---------       ---------
Net cash used in investing activities ..................        (34,701)        (13,962)

Cash flows from financing activities:
 Payments on long-term debt ............................           --            (3,199)
 Payments on capital leases ............................           --              (252)
 Proceeds from issuance of common stock ................            721           2,180
 Purchases of treasury stock ...........................           (760)           --
                                                              ---------       ---------
Net cash used in financing activities ..................            (39)         (1,271)
                                                              ---------       ---------
Net decrease in cash and cash equivalents ..............        (37,676)         (1,577)
Cash and cash equivalents, beginning of period .........        134,007         120,972
                                                              ---------       ---------
Cash and cash equivalents, end of period ...............      $  96,331       $ 119,395
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

NOTE 2. EARNINGS PER SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. As the Company had a net loss for the quarter and nine months ended June 30, 2000, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. If the Company would have had net income for the quarter and nine months ended June 30, 2000, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of options for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price. For the quarter and nine months ended June 30, 2000, certain options to purchase 5,736,000 shares of common stock at prices ranging from $4.78 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options to purchase 2,889,000 shares of common stock at prices ranging from $1.98 to $4.71 per share which were excluded as they were antidilutive for the losses incurred for the quarter and nine months ended June 30, 2000.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income.

                                                   FOR THE QUARTER ENDED JUNE 30, 1999
                                                 ---------------------------------------
                                                    INCOME          SHARES     PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                 -----------    -------------  ---------
BASIC EPS

Net income available to common stockholders      $2,287,000      37,203,000      $0.06
                                                                                 =====

EFFECT OF POTENTIALLY DILUTIVE SECURITIES

Stock options .............................                         787,000
                                                                 ----------

DILUTED EPS

Net income available to common stockholders
   including assumed conversions ..........      $2,287,000      37,990,000      $0.06
                                                 ==========      ==========      =====


                                                  FOR THE NINE MONTHS ENDED JUNE 30, 1999
                                                 -----------------------------------------
                                                    INCOME           SHARES      PER-SHARE
                                                 (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                 -----------     -------------   ---------
BASIC EPS

Net income available to common stockholders      $15,142,000        37,043,000   $    0.41
                                                                                 =========

EFFECT OF POTENTIALLY DILUTIVE SECURITIES

Stock options .............................                            729,000
                                                                 -------------

DILUTED EPS

Net income available to common stockholders
   including assumed conversions ..........      $15,142,000        37,772,000   $    0.40
                                                 ===========     =============   =========

      Certain options to purchase 2,422,000 shares of common stock at prices ranging from $12.14 to $29.00 per share were outstanding for the quarter ended June 30, 1999. Certain options to purchase 2,745,000 shares of common stock at prices ranging from $10.19 to $29.00 per share were outstanding for a portion of the nine months ended June 30, 1999. They were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 3. OTHER ASSETS

      Other assets is comprised of the following:

                                                    JUNE 30,   SEPTEMBER 30,
                                                      2000         1999
                                                    -------      -------
                                                       (In thousands)
      Goodwill - Transaction Processing.......      $16,913      $  --
      Goodwill - Software ....................          986        1,048
      Goodwill - Internet ....................        6,384         --
      LEC Contract costs .....................        2,981        2,726
      Other non-current assets ...............        5,872        4,696
                                                    -------      -------

         Total other assets ..................      $33,136      $ 8,470
                                                    =======      =======

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES

      Investments in and advances to equity affiliates is comprised of the following:

                                                                JUNE 30,  SEPTEMBER 30,
                                                                  2000         1999
                                                                -------      -------
                                                                    (In thousands)
  Equity investment in Princeton eCom Corporation ...........   $30,834      $ 7,530
  Advance to Princeton eCom Corporation .....................     5,000         --
  Equity investment in COREINTELLECT, Inc. ..................     3,363         --
                                                                -------      -------

     Total investments in and advances to equity affiliates..   $39,197      $ 7,530
                                                                =======      =======

NOTE 5. ACQUISITIONS AND INVESTMENTS

      In April 2000, the Company completed the acquisition of Operator Service Company ("OSC"), a Lubbock, Texas-based provider of inbound directory assistance, interactive voice response and customer relationship management services to the telecommunications and consumer products industries. The Company acquired OSC through the issuance of 3.077 million shares of common stock. This acquisition is accounted for under the purchase method of accounting. Accordingly, the results of operations for OSC have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income (loss) per common share since the date of acquisition. A portion of the total purchase price of $19.2 million has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The additional balance of $17.1 million was recorded as goodwill and is being amortized over twenty years on a straight-line basis.

      In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in privately-held COREINTELLECT, Inc. ("CORE"), giving the Company a 22% equity ownership stake, assuming conversion of the voting preferred stock. This investment is accounted for under the equity method. Based in Dallas, Texas, CORE is an application service provider that develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. The Company expensed $2.5 million of the consideration for the purchase of in-process research and development in connection with this equity investment, which is included in Other income (expense).

      In March 2000, the Company invested an additional $33.5 million through the purchase of $27.0 million of convertible preferred stock and $6.5 million of common stock in privately-held Princeton eCom Corporation ("Princeton"), increasing its ownership stake to approximately 51%, assuming conversion of the preferred stock, from approximately 24%. The Company accounts for this investment under the equity method because the Company does not have majority control of the board of directors and it considers its voting control to be temporary. The Company expects its interest in Princeton to be less than 50% by September 30, 2000. The Company expensed $2.5 million of in-process research and development in connection with this additional equity investment, which is included in Other income (expense). In June 2000, under the terms of a Convertible Promissory Note due July 15, 2001, the Company advanced $5.0 million to Princeton. The Convertible Promissory Note may be converted into shares of Princeton's preferred stock, which are convertible into 1,111,111 shares of Princeton's Common Stock.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      In November 1999, the Company completed the acquisition of FIData, Inc. ("FIData"), a San Antonio, Texas-based company that provides Internet-based automated loan approval products to the financial services industries. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income
(loss) per common share since the date of acquisition. The total consideration for the acquisition of FIData was approximately $4.2 million in cash and debt assumption and 1,100,000 shares of the Company's common stock. The excess of the purchase price over the fair value of net tangible assets acquired amounted to approximately $9.1 million, of which approximately $7.4 million was recorded as goodwill and other intangibles and is being amortized on a straight-line basis over five years. The remaining balance of $1.7 million was expensed as acquired in-process research and development (see Note 9).

      In connection with these acquisitions, the Company acquired certain intangible assets, including goodwill and in-process research and development. In connection with these allocations, the Company expensed approximately $2.5 million of each of its equity investments in CORE and Princeton and $1.7 million of the purchase price for FIData as in-process research and development. In performing these allocations, the Company considered the respective company's research and development projects in-process at the date of acquisition, among other factors such as the stage of development of the technology at the time of investment, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

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

      Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project is expected to be in line with historical industry accepted pricing. Due to the technological and economic risks associated with the developmental projects, discount rates of 40%, 25% and 35% were used to discount cash flows from the in-process projects for CORE, Princeton and FIData, respectively. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

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

      The Company is cooperating with the Federal Trade Commission's ("FTC") Bureau of Consumer Protection ("BCP") regarding BCP staff requests for industry and customer specific information from the Company relating primarily to the alleged cramming of charges for non-regulated telecommunications services by certain of its customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. In connection with the Company's responses to the ongoing informational requests, the BCP staff has proposed a complaint against the Company. The BCP staff alleges that it can impose a variety of civil remedies on the Company, including consumer redress or other equitable relief as well as restrictions on the way the Company processes charges for enhanced services. The Company disputes the BCP staff's alleged basis for liability and is reviewing the BCP staff's allegations to ensure that corrective action has already been taken. BCC has and will continue to cooperate and engage the BCP staff in good faith negotiations. The Company is unable to predict what action, if any, the FTC will take regarding the BCP staff's proposed complaint or what, if any, financial impact would result.

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

NOTE 7. BUSINESS SEGMENTS

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

                                             QUARTER ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                           -------------------------       -------------------------
                                              2000            1999            2000            1999
                                           ---------       ---------       ---------       ---------
                                                 (IN THOUSANDS)                  (IN THOUSANDS)
Operating revenues:
Transaction Processing ..............      $  28,843       $  31,673       $  85,776       $ 102,534
Software ............................          7,231          11,719          25,124          34,605
Internet ............................            188            --               445            --
                                           ---------       ---------       ---------       ---------
  Total operating revenues ..........      $  36,262       $  43,392       $ 111,345       $ 137,139

Income (loss) from operations:
Transaction Processing ..............      $   3,157       $   5,291       $  14,587       $  25,706
Software ............................         (7,723)          2,011         (18,070)          6,523
Internet ............................         (2,064)           --            (9,936)           --
Corporate Overhead ..................         (3,674)         (4,450)        (11,234)        (10,923)
                                           ---------       ---------       ---------       ---------
  Total income (loss) from operations      $ (10,304)      $   2,852       $ (24,653)      $  21,306

Income (loss) before income taxes:
Income (loss) from operations .......      $ (10,304)      $   2,852       $ (24,653)      $  21,306
Interest income, net ................          1,923           1,318           4,916           4,625
Equity in net loss of investees .....         (3,567)           (438)         (6,288)         (1,208)
In-process research and
  development of investees ..........           --              --            (4,965)           --
Other, net ..........................              2             (14)           (321)           (106)
                                           ---------       ---------       ---------       ---------
  Income (loss) before income taxes .      $ (11,946)      $   3,718       $ (31,311)      $  24,617

Interest income (expense), net:
Transaction Processing ..............      $   1,917       $   1,298       $   4,887       $   4,616
Software ............................           --                20              19              25
Internet ............................              6            --                 9            --
Corporate Overhead ..................           --              --                 1             (16)
                                           ---------       ---------       ---------       ---------
  Total interest income, net ........      $   1,923       $   1,318       $   4,916       $   4,625

Depreciation and amortization:
Transaction Processing ..............      $   1,513       $   1,249       $   4,582       $   3,764
Software ............................            821             576           2,321           1,597
Internet ............................            443            --             1,154            --
Corporate Overhead ..................            501             487           1,515           1,443
                                           ---------       ---------       ---------       ---------
  Total depreciation and amortization      $   3,278       $   2,312       $   9,572       $   6,804

Total assets:
Transaction Processing ..............      $ 174,060       $ 199,741
Software ............................         21,483          25,307
Internet ............................         46,839            --
Corporate ...........................          7,397          22,252
                                           ---------       ---------
  Total assets ......................      $ 249,779       $ 247,300

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. RELATED PARTY TRANSACTIONS

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the nine months ended June 30, 2000 was $252,000. The Company had an aggregate of $54,000 in notes receivable bearing interest at 10.0% annually from a certain officer of the Company at June 30, 2000. On January 4, 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $70,000, in lieu of a cash bonus. On April 4, 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $133,000, in lieu of a cash bonus.

      On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the Chief Executive Officer of the Company. The restricted stock consists of 400,000 shares of Princeton common stock, which vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ended April 30, 2003. The Company recognized $0.2 million during the third quarter of 2000 as compensation expense related to the stock grant.

NOTE 9. SPECIAL CHARGES

      During the nine months ended June 30, 2000, the Company recognized special charges in the amount of $2.9 million. Severance related costs of $1.2 million were recorded during the second quarter of 2000. In addition, the Company recognized a $1.7 million charge during the first quarter of 2000 for the in-process research and development costs acquired in connection with the acquisition of FIData (see Note 5).

      The Company recorded a third quarter 2000 charge of $3.5 million related to the Software division. The charge is a result of the narrowing of various software product offerings, the refocusing of software development efforts, and a reserve associated with a significant account.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following is a discussion of the consolidated financial condition and results of operations for Billing Concepts Corp. ("BCC") and subsidiaries (collectively referred to as the "Company"), as of and for the quarter and nine months ended June 30, 2000 and 1999. It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 1999. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended June 30.

RESULTS OF OPERATIONS - CONSOLIDATED

      The following table presents certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues:

                                                     QUARTER ENDED           NINE MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                  ------------------        ------------------
                                                   2000         1999         2000         1999
                                                  -----        -----        -----        -----
Operating revenues .........................      100.0%       100.0%       100.0%       100.0%
Cost of revenues ...........................       72.4         61.4         68.7         60.3
                                                  -----        -----        -----        -----
Gross profit ...............................       27.6         38.6         31.3         39.7
Selling, general and administrative expenses       31.0         22.6         26.8         18.0
Bad debt expense ...........................       11.1          1.0          5.2          0.4
Research and development ...................        5.9          3.3         11.6          2.4
Advance funding program income, net ........       (1.0)        (2.0)        (1.3)        (2.2)
Depreciation and amortization expense ......        9.0          5.3          8.6          5.0
Special charges ............................        0.0          1.9          2.6          0.6
                                                  -----        -----        -----        -----
Income (loss) from operations ..............      (28.4)         6.5        (22.2)        15.5
Other (expense) income, net ................       (4.5)         2.0         (6.0)         2.4
                                                  -----        -----        -----        -----
Income (loss) before income taxes ..........      (32.9)         8.5        (28.2)        17.9
Benefit (provision) for income taxes .......        8.0         (3.3)         4.2         (6.9)
                                                  -----        -----        -----        -----
Net income (loss) ..........................      (24.9)%        5.2%       (24.0)%       11.0%
                                                  =====        =====        =====        =====

      The Company's revenues are derived primarily from the provision of billing clearinghouse and information management services to telecommunications services providers through Local Exchange Carrier billing ("LEC billing") by its transaction processing services division ("Transaction Processing"), formerly known as the LEC billing division. During the third quarter of 2000, the Company completed the acquisition of Operator Service Company ("OSC"), which provides inbound directory assistance, interactive voice response and customer relationship management. Through its subsidiary, Aptis, Inc., the Company also operates a Software division ("Software") that develops, markets and supports convergent billing and customer care software applications for telecommunications and Internet services providers and provides direct billing outsourcing services. In addition, the Company has an Internet division ("Internet") which includes an equity interest in Princeton eCom Corporation ("Princeton"), which offers electronic bill presentment and payment services via the Internet. During the first quarter of 2000, the Company completed the acquisition of FIData, Inc. ("FIData"), which provides automated loan approval products via the Internet. During the second quarter of 2000, the Company purchased an additional equity interest in Princeton and an equity interest in COREINTELLECT, Inc ("CORE"), which provides Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information.

      Total revenues for the quarter ended June 30, 2000 were $36.3 million, a decrease of 16.4% from $43.4 million in the comparable prior year quarter. During the first nine months of 2000, total revenues decreased 18.7% to $111.3 million from $137.1 million during the comparable period of 1999. The decrease in total revenues from the prior year quarter was primarily due to the 38.5% decrease in Software revenues to $7.2 million in the third quarter of 2000 from $11.7 million in the third quarter of 1999. In addition, Transaction Processing revenues decreased 9.1% to $28.8 million in the third quarter of 2000 from $31.7 million in the third quarter of 1999. The gross profit margin of 27.6% reported for the third quarter of 2000 compares to 38.6% achieved in the comparable quarter of 1999. During the first nine months of 2000, gross profit margin decreased from 39.7% in 1999 to 31.3% in 2000. The decrease in gross margins from the first quarter of the prior year periods is primarily attributable to the decrease in the gross margin achieved by the Transaction Processing division as a result of higher billing and collection costs charged by the LECs. In addition, the decrease in software license fee revenues generated by the Software division contributed to the lower consolidated gross margin.

      Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the third quarter of 2000 were $11.2 million, or 31.0% of revenues, compared to $9.8 million, or 22.6% of revenues, in the third quarter of 1999. SG&A expenses for the first nine months of 2000 were $29.8 million, or 26.8% of revenues, compared to $24.7 million, or 18.0% of revenues, in the first nine months of 1999. SG&A expenses increased from the prior year periods primarily due to the Company's Internet operations, which began during the fourth quarter of 1999. Internet operations incurred $1.6 million and $4.0 million of SG&A expenses during the third quarter and nine months ended June 30, 2000, respectively.

      Bad debt expense for the third quarter of 2000 was $4.0 million compared to $0.4 million in the third quarter of 1999. Bad debt expense for the first nine months of 2000 was $5.8 million compared to $0.5 million in the first nine months of 1999. Bad debt expense increased from the prior year periods primarily due to a $3.5 million charge taken in the third quarter of 2000. Related to the Software division, this charge is a result of the narrowing of various software product offerings, the refocusing of software development efforts, and a reserve associated with a significant account.

      Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in development and related expenses. R&D expenses increased to $2.2 million in the third quarter of 2000 from $1.5 million in the prior year quarter. During the first nine months of 2000, R&D expenses increased to $12.9 million from $3.3 million in the comparable period in 1999. The increase is attributable to the growth of such expenses incurred by the Software and Internet divisions to facilitate the development of new and enhanced products.

      Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Depreciation and amortization expenses were $3.3 million in the third quarter of 2000 compared to $2.3 million in the third quarter of 1999. During the nine months ended June 30, 2000 and 1999, depreciation and amortization expenses were $9.6 million and $6.8 million, respectively. The increase in depreciation and amortization expenses from the prior year periods is attributable to capital expenditures as well as the amortization of intangibles acquired in connection with the acquisition of FIData in November 1999 and OSC in April 2000.

      Net other expense of $1.6 million in the third quarter of 2000 compares to net other income of $0.9 million in 1999. During the nine months ended June 30, 2000 and 1999, the Company reported net other expense of $6.7 million and net other income of $3.3 million, respectively. The decrease in net other expense from the prior year periods was primarily due to the Company's equity in the net loss of Princeton and CORE of $3.6 million for the third quarter of 2000 and $6.3 million for the nine months ended June 30, 2000. The net other expense for the nine months ended June 30, 2000 also includes special charges of $5.0 million of in-process research and development costs acquired in connection with the March 2000 equity investments in Princeton and CORE.

      The Company's effective tax rate was 24.2% in the third quarter of 2000 and 38.5% in the third quarter of 1999. For the nine months ended June 30, 2000 and 1999, the Company's effective tax rate was 15.1% and 38.5%, respectively. Excluding its Internet operations and special charges, the Company's effective tax rate would have been 37.1% and 34.4% in the third quarter of 2000 and 1999, respectively.

      The Company reported a net loss of $9.1 million for the third quarter of 2000 compared to net income of $2.3 million in the third quarter of 1999. During the first nine months of 2000, the Company reported a net loss of $26.6 million compared to net income of $15.1 million in the first nine months of 1999. Excluding the Internet division, special charges, and the $3.5 million Software charge, the Company recorded a net loss of $3.2 million, or $0.08 per share, for the nine months ended June 30, 2000. The net loss for the nine months ended June 30, 2000 includes special charges of $1.2 million in severance related costs and $1.7 million in in-process research and development. The decrease in the net loss, exclusive of special charges, from the prior year periods is primarily attributable to margin pressures experienced by the Transaction Processing division, lower than anticipated revenues from the Software division, and the $3.5 million Software charge.

RESULTS OF OPERATIONS - TRANSACTION PROCESSING

      The following table presents the operating results of the Company's Transaction Processing division and as a percentage of related revenues for each period:

                                                        QUARTER ENDED JUNE 30,                     NINE MONTHS ENDED JUNE 30,
                                              ----------------------------------------      ---------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                   2000                  1999                    2000                  1999
                                              -----------------     ------------------      -----------------     -----------------
Operating revenues .........................  $  28,843   100.0%    $  31,673    100.0%     $  85,776   100.0%    $ 102,534   100.0%
Cost of revenues ...........................     20,473    71.0        21,575     68.1         57,841    67.4        66,211    64.6
                                              ---------   -----     ---------    -----      ---------   -----     ---------   -----
Gross profit ...............................      8,370    29.0        10,098     31.9         27,935    32.6        36,323    35.4
Selling, general and administrative expenses      3,553    12.3         4,167     13.2          8,655    10.1         9,001     8.8
Research and development ...................        524     1.8           269      0.8          1,563     1.8           913     0.9
Advance funding program income, net ........       (377)   (1.3)         (878)    (2.8)        (1,452)   (1.7)       (3,061)   (3.0)
Depreciation and amortization expense ......      1,513     5.2         1,249      3.9          4,582     5.3         3,764     3.7
                                              ---------   -----     ---------    -----      ---------   -----     ---------   -----
  Income from operations ...................  $   3,157    11.0%    $   5,291     16.8%     $  14,587    17.1%    $  25,706    25.0%
                                              =========   =====     =========    =====      =========   =====     =========   =====

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

      Transaction Processing service revenues decreased $2.8 million, or 8.9%, in the third quarter of 2000 from the prior year quarter. During the first nine months, revenues decreased $16.8 million, or 16.3%, from the comparable prior year period. The decrease in revenue from the prior periods was attributable to an overall decrease in the number of call records processed. The number of call records processed for billing during the third quarter of 2000 continues to be negatively impacted by market pressures that have occurred in the long distance industry. Management is continuing to take actions in order to mitigate the effects of "slamming and cramming" issues on the call record volumes of its current customer base. Consequently, the number of call records processed for billing decreased from the prior year periods. Telephone call record volumes were as follows:

                                                QUARTER ENDED         QUARTER ENDED       NINE MONTHS ENDED
                                                   JUNE 30,              MARCH 31,             JUNE 30,
                                              ----------------      ----------------      ----------------
                                               2000       1999       2000       1999       2000       1999
                                              -----      -----      -----      -----      -----      -----
                                                (IN MILLIONS)         (IN MILLIONS)         (IN MILLIONS)
      Direct dial long distance services      112.2      148.4      115.9      152.1      352.6      452.7
      Operator services ................       18.1       24.0       18.5       23.4       57.1       71.9
      Enhanced billing services ........        1.0        1.2        0.9        1.0        2.9        3.6
      Billing management services ......       54.6       59.1       42.0       60.6      144.0      172.9

      Additionally, revenues were adversely affected by the loss of certain customers now using direct billing methods, versus LEC billing through the Company. The Company has addressed the need for a direct billing solution and has recently launched its own related product that is offered via a service bureau environment.

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

      The gross profit margin for the quarter and nine months ended June 30, 2000, was 29.0% and 32.6%, respectively, compared to 31.9% and 35.4% achieved in the respective prior year periods. The decrease in the gross profit margin from the prior year period is primarily attributable to higher billing and collection costs charged to the Company by the local exchange carriers.

SELLING, GENERAL AND ADMINISTRATIVE

      Excluding a $1.8 million charge for a legal judgment in the third quarter of 1999, SG&A expenses for the third quarter of 2000 were $3.6 million, or 12.3% of revenues, compared to $2.4 million, or 7.5% of revenues, for the third quarter of 1999. During the nine months ended June 30, 2000, the SG&A expenses were $8.7 million, or 10.1% of revenues, compared to $7.2 million, or 7.0% of revenues, in the prior year period. The increase in SG&A as a percentage of revenue in 2000 was primarily due to the overall decrease in Transaction Processing revenues. Expenses related to certain corporate functions, such as treasury, financial reporting, investor relations, legal, payroll, human resources and management information systems, have not been fully charged to Transaction Processing, but are included in the consolidated results of operations as general corporate expenses.

RESEARCH AND DEVELOPMENT

      R&D expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. The Company internally funds R&D activities with respect to efforts associated with creating new and enhanced Transaction Processing services products. R&D expenses in the quarter and nine months ended June 30, 2000, were $0.5 million and $1.6 million, respectively, compared to $0.3 million and $0.9 million in the respective prior year periods. The Transaction Processing division intends to continue its R&D efforts in the future and anticipates spending approximately $2.1 million during fiscal year 2000 for such expenses.

ADVANCE FUNDING PROGRAM INCOME AND EXPENSE

      Net advance funding program income was $0.4 million in the third quarter of 2000 compared with $0.9 million in the third quarter of 1999. Net advance funding program income was $1.5 million in the first nine months of 2000 compared with $3.1 million in the first nine months of 1999. The decrease from the third quarter of 1999 was primarily the result of a lower level of customer receivables financed under the Company's advance funding program. The quarterly average balances of purchased receivables were $21.8 million and $50.7 million for the nine months ended June 30, 2000 and 1999, respectively. The Company financed all customer receivables during 2000 and 1999 with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. The advance funding program expense recognized during both 2000 and 1999 represents unused credit facility fees and is the minimum expense that the Company could have incurred during these periods.

INCOME FROM OPERATIONS

      Income from operations in the third quarter of 2000 was $3.2 million, or 11.0% of revenues, compared to income from operations of $5.3 million, or 16.8% of revenues, in the third quarter of 1999. During the first nine months of 2000, income from operations was $14.6 million, or 17.1% of revenues, compared to $25.7 million, or 25.0% of revenues, during the first nine months of 1999. The decrease in income from operations as a percentage of revenues from the prior year periods is attributable to a lower gross profit margin, as well as higher operating expenses and lower net advance funding program income as percentages of revenues.

RESULTS OF OPERATIONS - SOFTWARE

      The following table presents the operating results of the Company's Software division and as a percentage of related revenues for each period:

                                                     QUARTER ENDED JUNE 30,                        NINE MONTHS ENDED JUNE 30,
                                           ------------------------------------------     -----------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                 2000                   1999                    2000                   1999
                                           ------------------      ------------------     ------------------      -----------------
      Software license fee revenues .....  $    165       2.3%     $  5,224      44.6%    $  4,413      17.5%     $ 12,864     37.2%
      Services revenues .................     5,951      82.3         5,566      47.5       17,579      70.0        16,208     46.8
      Hardware revenues .................     1,115      15.4           929       7.9        3,132      12.5         5,533     16.0
                                           --------     -----      --------     -----     --------     -----      --------    -----
      Total operating revenues ..........     7,231     100.0        11,719     100.0       25,124     100.0        34,605    100.0
      Cost of revenues ..................     5,679      78.5         5,047      43.1       18,381      73.2        16,503     47.7
                                           --------     -----      --------     -----     --------     -----      --------    -----
      Gross profit ......................     1,552      21.5         6,672      56.9        6,743      26.8        18,102     52.3
      Selling, general and administrative
        expenses.........................     2,889      40.0         2,478      21.1        7,547      30.0         7,074     20.4
      Bad debt expense ..................     3,984      55.1           423       3.6        5,730      22.8           543      1.6
      Research and development ..........     1,581      21.9         1,184      10.1        8,082      32.2         2,365      6.8
      Depreciation and amortization
        expense .........................       821      11.4           576       4.9        2,321       9.2         1,597      4.6
      Special Charges ...................      --        --            --        --          1,133       4.5          --       --
                                           --------     -----      --------     -----     --------     -----      --------    -----
        Income (loss) from operations ...  $ (7,723)   (106.9)%    $  2,011      17.2%    $(18,070)    (71.9)%    $  6,523     18.9%
                                           ========     =====      ========     =====     ========     =====      ========    =====

OPERATING REVENUES

      In addition to license and maintenance fees charged by Software for the use of its billing software applications, fees are charged on a time and materials basis for software customization and professional services. Software revenues also include retail sales of third-party computer hardware and software.

      Software revenues decreased $4.5 million, or 38.3%, and $9.5 million, or 27.4%, in the quarter and nine months ended June 30, 2000, respectively, from the comparable periods of 1999. The decrease in revenues from the prior year periods was primarily attributable to lower sales of billing systems in 2000, which corresponded to a decrease in software license fees.

COST OF REVENUES

      Cost of revenues includes the cost of third-party computer hardware and software sold, and the salaries and benefits of software support, technical and professional service personnel who generate revenue from contracted services.

      Gross profit margin of 21.5% reported for the third quarter of 2000 compares to 56.9% achieved in the third quarter of 1999. Gross profit margin of 26.8% reported for the first nine months of 2000 compares to 52.3% achieved in the respective prior year period. This is attributable to lower Software license fees as a percentage of total Software division revenues in 2000. This decrease in Software license revenues resulted in a lower overall gross margin due to the higher margins associated with such revenues.

SELLING, GENERAL AND ADMINISTRATIVE

      SG&A expenses for the third quarter of 2000 were $2.9 million, or 40.0% of revenues, compared to $2.5 million, or 21.1% of revenues, in the third quarter of 1999. SG&A expenses for the first nine months of 2000 were $7.5 million, or 30.0% of revenues, compared to $7.1 million, or 20.4% of revenues, during the first nine months of 1999. The increase in SG&A expenses as a percentage of revenues from the prior year periods is attributable to a decrease in operating revenues. Expenses related to certain corporate functions, such as treasury, financial reporting, investor relations, legal, payroll, human resources and management information systems, have not been fully charged to the Software division, but are included in the consolidated results of operations as general corporate expenses.

BAD DEBT

      Bad debt expense for the third quarter of 2000 was $4.0 million compared to $0.4 million in the third quarter of 1999. Bad debt expense for the first nine months of 2000 was $5.7 million compared to $0.5 million during the first nine months of 1999. Bad debt expense increased from the prior year periods primarily due to a $3.5 million charge taken in the third quarter of 2000. Related to the Software division, this charge is a result of the narrowing of various software product offerings, the refocusing of software development efforts, and a reserve associated with a significant account.

RESEARCH AND DEVELOPMENT

      R&D expenses are comprised of the salaries and benefits of the employees involved in software development and related expenses. The Software division is actively involved in ongoing R&D efforts associated with creating new and enhanced products related to its convergent billing software platform for both telecommunications and Internet service providers. R&D expenses in the third quarter of 2000 increased to $1.6 million from $1.2 million in the third quarter of 1999. R&D expenses in the first nine months of 2000 were $8.1 million compared to $2.4 million in the comparable prior year period. This increase is primarily due to an increase in the number of R&D personnel necessary to support the efforts to expand the features and functionality of the Company's Aptis ICP and TotalBill products. The Company intends to continue its R&D efforts in the future and anticipates spending a total of approximately $9.5 million during fiscal year 2000 for such expenses.

INCOME (LOSS) FROM OPERATIONS

      In the quarter and nine months ended June 30, 2000, the Software division incurred a loss from operations of $7.7 million and $18.1 million, compared to income from operations of $2.0 million and $6.5 million in the respective prior year periods. The loss from operations in 2000 reflected lower revenues and higher SG&A and R&D expenses. During the second quarter of 2000, the Company recorded a special charge of $1.1 million related to severance for the Software division.

RESULTS OF OPERATIONS - INTERNET

      The Company entered the Internet business with its initial equity investment in Princeton in September 1998. During the third quarter of 2000, in addition to recording its equity in the net loss of Princeton of $3.4 million and its equity in the net loss of CORE of $0.2 million, which are included in Other income (expense), the Company recorded $2.1 million of operating expenses related to its Internet division. During the first nine months of 2000, the Company recorded its equity in the net loss of Princeton of $6.1 million, its equity in the net loss of CORE of $0.2 million, and $8.2 million of operating expenses. These expenses included the operating results of FIData, a company that provides Internet-based automated loan approval products to the financial services industries, since its acquisition effective November 1, 1999, as well as expenses incurred by efforts to develop a financial services Website focused on the credit union industry and its members. The Company has since narrowed its credit union efforts to focus on FIData only and correspondingly expects operating expenses for the Internet division to decrease for the remaining three months of fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance decreased to $96.3 million at June 30, 2000 from $134.0 million at September 30, 1999. This decrease is primarily related to the cash investments of $33.5 million in Princeton and $6.0 million in CORE and the $5.0 million advance to Princeton. The large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its LEC billing customers. The Company's working capital position decreased to $15.7 million at June 30, 2000, from $73.6 million at September 30, 1999, and its current ratio was 1.1 and 1.5 at June 30, 2000 and September 30, 1999, respectively. The decrease in the working capital was primarily attributable to the decrease in the cash balance and a decrease in the level of customer receivables financed under the Company's advance funding program. Net cash used in operating activities was $2.9 million in the first nine months of 2000 as compared to net cash provided by operating activities of $13.7 million in the first nine months of 1999 and primarily reflected the change in net income (loss) from the prior year quarter, exclusive of special charges.

      In December 1996, the Company secured a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local exchange carriers. This credit facility terminated on March 20, 2000. Although the Company does not currently anticipate the need to draw on a credit facility due to its significant cash resources, the Company is negotiating a new credit facility with various lenders.

      Capital expenditures amounted to approximately $4.8 million in the first nine months of 2000 and related primarily to the purchase of computer equipment and software. The Company anticipates capital expenditures before acquisitions, if any, of approximately $0.8 million in the next three months of 2000, largely related to expenditures for furniture, fixtures, leasehold improvements, computer software and hardware upgrades. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

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

      In March 2000, the Company increased its ownership in Princeton to approximately 51% with an additional $33.5 million equity investment, which consisted of $27.0 million of convertible preferred stock and $6.5 million of common stock. In connection with this investment, the Company expensed $2.5 million of in-process R&D costs during the second quarter. In June 2000, under the terms of a Convertible Promissory Note due July 15, 2001, the Company advanced $5.0 million to Princeton. The Convertible Promissory Note may be converted into shares of Princeton's preferred stock, which is convertible into 1,111,111 shares of Princeton Common Stock.

      In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in CORE, a Dallas, Texas-based company that develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. During the second quarter, the Company expensed $2.5 million of in-process R&D costs acquired in connection with this equity investment. The Company will continue to review additional strategic Internet acquisition opportunities that will complement or enhance its existing operations.

      In April 2000, the Company completed the acquisition of Operator Service Company ("OSC"), a Lubbock, Texas-based provider of inbound directory assistance, interactive voice response and customer relationship management services to the telecommunications and consumer products industries. The
Company acquired OSC through the issuance of 3.077 million shares of common stock. This acquisition is accounted for under the purchase method of accounting. Accordingly, the results of operations for OSC have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income (loss) per common share since the date of acquisition. A portion of the total purchase price of $19.2 million has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The additional balance of $17.1 million was recorded as goodwill and is being amortized over twenty years on a straight-line basis.

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

YEAR 2000

      As of August 10, 2000, the Year 2000 date change has not posed a significant problem for the Company. However, because the Company's business relies on processing date-sensitive telephone call records supplied by third parties, it is possible that non-compliant third-party computer systems may not have provided accurate data for processing through the Company's computer systems. The Company's business, financial condition and results of operations could be materially adversely affected by the Year 2000 date change if it or unrelated parties failed to successfully address this issue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of June 30, 2000 because the Company's intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

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

      The Company is cooperating with the Federal Trade Commission's ("FTC") Bureau of Consumer Protection ("BCP") regarding BCP staff requests for industry and customer specific information from the Company relating primarily to the alleged cramming of charges for non-regulated telecommunications services by certain of its customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. In connection with the Company's responses to the ongoing informational requests, the BCP staff has proposed a complaint against the Company. The BCP staff alleges that it can impose a variety of civil remedies on the Company, including consumer redress or other equitable relief as well as restrictions on the way the Company processes charges for enhanced services. The Company disputes the BCP staff's alleged basis for liability and is reviewing the BCP staff's allegations to ensure that corrective action has already been taken. BCC has and will continue to cooperate and engage the BCP staff in good faith negotiations. The Company is unable to predict what action, if any, the FTC will take regarding the BCP staff's proposed complaint or what, if any, financial impact would result.

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

            EXHIBIT
             NUMBER          DESCRIPTION

              10.1 Restricted Stock Agreement dated April 5, 2000 by and between Billing Concepts Corp. and Parris H. Holmes, Jr. (filed herewith)

              21.1           Amended List of Subsidiaries (filed herewith)

              27.1           Financial Data Schedule as of June 30, 2000
                             (filed herewith)

        (b) Current Reports on Form 8-K:

            Form 8-K dated April 4, 2000, and filed April 10, 2000, announcing the execution of a definitive agreement to acquire Operator Service Company.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BILLING CONCEPTS CORP.
                                                 (Registrant)


Date: August 10, 2000                       By: /s/ DAVID P. TUSA
                                                    David P. Tusa
                                                    SENIOR VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER
                                                    (Duly authorized and
                                                    principal financial officer)