Form 10-K
period 2000-09-30
BILLING CONCEPTS CORP
filed 2000-12-22
CIK 1013706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-K

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Fiscal Year Ended September 30, 2000
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant as of December 15, 2000 was approximately $96,456,833. There were 36,745,460 shares of the Registrant's Common Stock outstanding as of December 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 15, 2001, are incorporated by reference in Part III hereof.

                             BILLING CONCEPTS CORP.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

  ITEM                                                                               PAGE
 NUMBER                                                                             NUMBER
 ------                                                                             ------
         Index.....................................................................     2
                                     PART I
    1.   Business..................................................................     3
    2.   Properties................................................................    13
    3.   Legal Proceedings.........................................................    14
    4.   Submission of Matters to a Vote of Security Holders.......................    14

                                     PART II
    5.   Market for the Company's Common Equity and Related Stockholder Matters....    15
    6.   Selected Financial Data...................................................    16
    7.   Management's Discussion and Analysis of Financial Condition and Results
         of Operations.............................................................    18
    7A.  Quantitative and Qualitative Disclosure About Market Risk.................    22
    8.   Financial Statements and Supplementary Data...............................    23
    9.   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure................................................................    43

                                    PART III
    10.  Directors and Executive Officers of the Company...........................    44
    11.  Executive Compensation....................................................    44
    12.  Security Ownership of Certain Beneficial Owners and Management............    44
    13.  Certain Relationships and Related Transactions............................    44

                                     PART IV
  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........    45

         Signatures................................................................    47

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

INTRODUCTION

      Billing Concepts Corp. (the "Company" or "BCC") is a business services and technology company with historical operations in three principal segments - Internet, Transaction Processing (formerly known as LEC Billing) and Software.

      On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings ("Platinum") of Los Angeles, California (the "Transaction"). Total consideration consisted of $52.5 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million. In addition, the Company will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations as of September 30, 2000, in accordance with Accounting Principles Board Opinion No. 30. Pursuant to the Transaction agreement, the Company will change its name and Nasdaq National Market symbol prior to May 31, 2001.

CONTINUING OPERATIONS - INTERNET

      Over the last five years, the Internet and the Worldwide Web have grown at an explosive rate. The growth of the Internet is a global phenomenon that is fundamentally changing the way business is conducted. The increase in the number of Internet users, coupled with the proliferation of new types of on-line and electronic commerce, or e-commerce, has fueled the emergence of new service providers such as Internet Service Providers ("ISPs") and Internet telephony providers. In addition, traditional telecommunications carriers have entered the Internet market, providing on-line and e-commerce services to both businesses and consumers. One of the consequences of the widespread growth and acceptance of Web use is that consumers are rapidly embracing the ability to pay their bills and conduct other personal business over the Internet. This trend has generated a growing interest by large national and regional bill senders to publish their bills electronically. The Company has embraced the Internet phenomenon through acquisition opportunities, as discussed below.

      In September 1998, BCC acquired 22% of the capital stock of Princeton eCom Corporation ("Princeton"), formerly known as Princeton Telecom Corporation. Princeton, founded in 1983 by a group of Princeton University professors, is a privately held company headquartered in Princeton, New Jersey specializing in comprehensive electronic bill presentment and payment services via the Internet and telephone to financial institutions and large businesses. Princeton's services eliminate the need for companies to generate and mail paper bills as well as the need for consumers to write and mail paper checks. Princeton also provides electronic lockbox (ELS), credit card balance transfer services and business to business transaction services. During 1999, the Company acquired additional shares of Princeton common stock, increasing the Company's ownership to approximately 24% at September 30, 1999.

      In March 2000, the Company increased its ownership percentage in Princeton with an additional $33.5 million equity investment, which consisted of $27.0 million of convertible preferred stock and $6.5 million of common stock. In

June 2000, under the terms of a Convertible Promissory Note, the Company advanced $5.0 million to Princeton. During the fourth quarter of 2000, the Convertible Promissory Note was converted into shares of Princeton preferred stock, which is convertible into 1,111,111 shares of Princeton common stock. The Company's ownership percentage in Princeton at September 30, 2000, was approximately 42.5%.

      In November 1999, the Company completed the acquisition of FIData, Inc. ("FIData"), a company located in Austin, Texas that provides Internet-based automated loan approval products to the financial services industries. FIData was formed in 1988 to provide the credit union industry with self-service technology. FIData specializes in developing products for the financial services industry that improve service, build loyalty and help its clients do business in more efficient, cost effective ways through Internet-based technology. The proprietary products of FIData facilitate automated approval of consumer and home equity loans. The FIData state-of-the-art technology is easily installed and may rapidly change a lender's website into an interactive revenue and self-service center. In addition to credit unions, the FIData products have application in the banking, insurance, mortgage and retail markets.

      In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in COREINTELLECT, Inc. ("CORE"), a Dallas, Texas-based company. This represents approximately 22% of the voting stock of CORE. CORE develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. CORE's product was launched successfully in November 2000.

DISCONTINUED OPERATIONS - TRANSACTION PROCESSING

GENERAL

      The Company, through its wholly owned subsidiaries Billing Concepts, Inc., Enhanced Services Billing, Inc., BC Transaction Processing Services, Inc. and Operator Service Company (collectively, "Billing"), provides third-party billing clearinghouse and information management services to the telecommunications industry. Billing maintains contractual billing arrangements with local telephone companies that provide access lines to, and collect for services from, end users of telecommunication services. Billing processes telephone call records and other transactions and collects the related end-user charges from these local telephone companies on behalf of its customers. This process is known within the industry as "Local Exchange Carrier billing" or "LEC billing." Billing's customers include direct dial long distance telephone companies, operator services providers, information providers, competitive local exchange companies, Internet service providers and integrated communications services providers.

      In general, Billing performs four types of LEC billing services under different billing and collection agreements with the local telephone companies. First, Billing performs direct dial long distance billing, which is the billing of "1+" long distance telephone calls to individual residential customers and small commercial accounts. Although such carriers can bill end users directly, Billing provides these carriers with a cost-effective means of billing and collecting residential and small commercial accounts through the local telephone companies. Second, Billing offers zero plus - zero minus LEC billing services to customers providing operator services largely to the hospitality, penal and private pay telephone industries. Billing processes records for telephone calls that require operator assistance and/or alternative billing options such as collect and person-to-person calls, third-party billing and calling card billing. Since operator services providers have only the billing number and not the name or address of the billed party, they must have access to the services of the local telephone companies to collect their charges. Billing provides this access to its customers through its contractual billing arrangements with the local telephone companies that bill and collect on behalf of these operator services providers. This service is the original form of local telephone company billing provided by Billing and has driven the development of the systems and infrastructure utilized by all of Billing's LEC billing services. Third, Billing performs enhanced LEC billing services whereby it bills a wide array of charges that can be applied to a local telephone company telephone bill, including charges for 900 access pay-per-call transactions, cellular services, paging services, voice mail services, Internet access, Caller ID and other nonregulated telecommunications equipment. Finally, in addition to its full-service LEC billing product, Billing also offers billing management services to customers who have their own billing and collection agreements with the local telephone companies. These management services may include data processing, accounting, end-user customer service and telecommunication tax processing and reporting.

      Billing acts as an aggregator of telephone call records and other transactions from various sources and, due to its large volume, it receives discounted billing costs with the local telephone companies and can pass on these discounts to its customers. Additionally, Billing can provide its services to those long distance carriers and operator services providers who would otherwise not be able to make the investments in billing and collection agreements with the local telephone companies, fees, systems, infrastructure and volume commitments required to establish and maintain the necessary relationships with the local telephone companies. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. Billing has met all such volume commitments in the past.

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

DEVELOPMENT OF BUSINESS

      On August 2, 1996, U.S. Long Distance Corp. ("USLD") distributed to its stockholders all of the outstanding shares of common stock of the Company (the "Distribution"), which, prior to the Distribution, was a wholly owned subsidiary of USLD. Upon completion of the Distribution, BCC became an independent, publicly held company that owns and operates the billing clearinghouse and information management services business previously operated by USLD through Billing.

      In 1988, USLD acquired ZPDI and its billing and collection agreements with several local telephone companies. USLD used these billing and collection agreements to bill and collect through the local telephone companies for its own operator services call record transactions. As USLD's operator services business expanded, ZPDI entered into additional billing and collection agreements with other local telephone companies, including the RBOCs, GTE and other independent local telephone companies. Billing recognized the expense and time related to obtaining and administering these billing and collection agreements and began offering its services as a third-party clearinghouse to other operator services businesses who did not have any proprietary agreements with the local telephone companies. In 1992, Billing entered into a new set of billing and collection agreements with the local telephone companies and began offering LEC billing services to direct dial long distance services providers.

      A key factor in the evolution of Billing's business has been the ongoing development of its information management systems. In 1990, Billing developed a comprehensive information system capable of processing, tracing and accounting for telephone call record transactions (see "Business - Operations"). Also in 1990, Billing became the first third-party billing clearinghouse to finance its customers' accounts receivable. In 1991, USLD separated the day-to-day management and operations of Billing from its long distance and operator services businesses (the "Telecommunications Group"). The purpose of this separation was to satisfy some of Billing's customers who were also competitors of USLD's long distance and operator services businesses. These customers had two main concerns: (i) that USLD's long distance and operator services businesses could gain knowledge of its competitors through call records processed by Billing and (ii) that Billing was somehow subsidizing USLD's long distance and operator services businesses with which these customers compete. Subsequent to the separation, the Billing Group and the Telecommunications Group operated independently, except for certain corporate activities conducted by USLD's corporate staff.

      In 1993, Billing began to offer billing management services to direct dial long distance carriers and information services providers who have their own billing and collection agreements with the local telephone companies. These customers collect charges directly from the local telephone companies and, for marketing purposes, may desire to place their own logo, name and customer service number on the long distance bill page. Billing management services provided by Billing to such customers may include contract management, transaction processing, information management and reporting, tax compliance and customer service.

      In 1994, Billing began offering enhanced billing clearinghouse and information management services to other businesses within the telecommunications industry. These businesses include telecommunications equipment providers, information providers and other communication services providers of non-regulated services and products such as 900 access pay-per-call transactions, cellular long distance services, paging services, voice mail services, Internet access, Caller ID and other non-regulated telecommunications equipment charges. Billing entered into additional billing and collection agreements with the local telephone companies to process these types of transactions.

PROCESS

      LEC billing refers to billing for transactions that are included in the monthly local telephone bill of the end user as opposed to a direct bill that the end user would receive directly from the telecommunications or other services provider. The Company's customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data is submitted either electronically or via magnetic tape. Billing, through its proprietary software, processes the telephone call record data to determine the validity of each record and to include for each record certain telecommunication taxes and applicable customer identification information and sets up an account receivable for each batch of call records processed. Billing then submits, through a third-party vendor, the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. Billing monitors and tracks each account receivable by customer and by batch throughout the billing and collection process. The local telephone companies then include these telephone call records and other transactions in their monthly local telephone bills and remit the collected funds to Billing for payment to its customers. The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are "trued up" with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 40 to 90 day period.

      Billing does not record an allowance for doubtful accounts for LEC billing trade receivables, but does accrue an estimated liability for end-user customer service refunds and local telephone company adjustments related to certain customers. Billing reviews the activity of its customer base to detect potential losses. If there is uncertainty with an account, Billing can discontinue paying the customer in order to hold funds to cover future end-user customer service refunds, bad debt and unbillable adjustments. If a customer discontinues doing business with Billing, and there are insufficient funds being held to cover future refunds and adjustments, Billing's only recourse is through legal action. An allowance for doubtful accounts is not necessary for LEC billing trade receivables since these receivables are collected from the funds received from the local telephone company before remittance is made to the customer.

      Billing processes the tax records associated with each customer's submitted telephone call records and other transactions and files certain federal excise and state and local telecommunications-related tax returns covering such records and transactions on behalf of many of its customers.

      Billing provides end-user inquiry and investigation (customer service) for billed telephone call records. This service allows end users to inquire regarding calls for which they were billed. Billing's customer service telephone number is included in the local telephone company bill to the end user, and Billing's customer service representatives are authorized to resolve end-user disputes regarding such calls.

      Billing earns its revenues based on (i) a processing fee that is assessed to customers either as a fee charged for each telephone call record or other transaction processed or as percentage of the customer's revenue that is submitted by Billing to the local telephone companies for billing and collection and (ii) a customer service inquiry fee that is assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end users. Any charges assessed to Billing by local telephone companies for billing and collection services are also included in revenues and are passed through to the customer.

      Through its advance funding program, Billing offers its customers the option to receive, within five days of the customer's submission of records to Billing, a significant portion of the revenue associated with such records. The customer pays interest for the period of time between the purchase of records by Billing and the time the local telephone company submits payment to Billing for the subject records.

OPERATIONS

      Billing's LEC billing services are highly automated through Billing's proprietary computer software and state-of-the-art data transmission protocols. Except for the end-user inquiry and investigation service (customer service), the staff required to provide Billing's LEC billing services is largely administrative and the number of employees is not directly volume sensitive. Many of Billing's customers submit their records to Billing using electronic transmission protocols directly into Billing's electronic bulletin board, which is accessible through the Internet via Billing's "BCWebTrack" website. These records are automatically accessed by Billing's proprietary software, processed, and submitted to the local telephone companies electronically. Upon completion of the billing process, Billing provides reports through its BCWebTrack website relating to billable records and returns any unbillable records to its customers electronically through the BCWebTrack Record Manager.

      Billing operates two independent computer systems to ensure continual, uninterrupted processing of LEC billing services. One system is dedicated to daily processing activities, and the other serves as a back-up to the primary system and provides storage for up to 12 months of billing detail, which is immediately accessible to Billing's customer service representatives who handle billing inquiries. Detail of records older than 12 months is stored on CD-ROM and magnetic tape for at least seven years. Since timely submission of call records to the local telephone companies is critical to prompt collections and high collection rates, Billing has made a significant investment in computer systems so that its customers' call records are processed and submitted to the local telephone companies in a timely manner, generally within 24 hours of receipt by Billing.

      Billing's contracts with its customers provide for the LEC billing services required by the customer, specifying, among other things, the services to be provided and the cost and term of the services. Once the customer executes an agreement, Billing updates tables within each of the local telephone companies' billing systems to control the type of records processed, the products or services allowed by the local telephone companies and the printing of the customer's name on the end user's monthly bill. While these local telephone company tables are being updated, Billing's technical support staff tests the customer's records through its proprietary software to ensure that the records can be transmitted to the local telephone companies.

      Billing maintains a relatively small direct sales force and accomplishes most of its marketing efforts through active participation in telecommunications industry trade shows, educational seminars and workshops. Billing advertises to a limited extent in trade journals and other industry publications.

CUSTOMERS

      Billing provides LEC billing services and direct billing systems sales and development to the following categories of telecommunications services providers:

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

COMPETITION

      Billing competes with several other billing clearinghouses in servicing the telecommunications industry. Billing is one of the largest participants in the third-party clearinghouse industry in the United States. Competition among the clearinghouses is driven by the quality of information reporting, collection history, the speed of collections and the price of services.

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

      Since most customers in the billing clearinghouse industry are under contract with Billing or one of its competitors, the majority of the existing market may be committed for up to five years. In addition, a new entrant must be financially sound and have system integrity because funds collected by the local telephone companies flow through the third-party clearinghouse, which then distributes the cash to the customer whose traffic is being billed. Billing enjoys a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

      The principal competitive factors in Billing's market include responsiveness to client needs, timeliness of implementation, quality of service, price, project management capability and technical expertise. The ability to compete depends in part on a number of competitive factors outside its control, including the development by others of software that is competitive with Billing's services and products, the price at which competitors offer comparable services and products, the extent of competitors' responsiveness to customer needs and the ability of Billing's competitors to hire, retain and motivate key personnel. As a result, Billing's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can Billing. In addition, the clearinghouse industry continues to come under pressure from competitors offering a means of billing end users directly as consumer demand increases for bundled services that can be directly billed cost-effectively due to the larger size of such convergent accounts. The ongoing consolidation in the communications industry is also making it more feasible for the resulting larger companies to have their own LEC billing agreements or bill consumers directly.

      Billing does not currently hold any patents and relies upon a combination of contractual non-disclosure obligations and statutory and common law copyright, trademark and trade secret laws to establish and maintain its proprietary rights to its products. Due to the rapid pace of technological change in the telecommunications and software industries, the legal protections for Billing's products are less significant factors in Billing's success than the knowledge, ability and experience of Billing's employees, the frequency of product enhancements and the timeliness and quality of support services provided by Billing. Billing generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to, and distribution of, its proprietary information.

RESEARCH AND DEVELOPMENT

      Transaction Processing internally funds research and development activities with respect to efforts associated with creating new and enhanced billing services products. Transaction Processing is currently exploring customer care software applications that allow consumers to view their bills and request adjustments or make payments via the Internet.

DISCONTINUED OPERATIONS - SOFTWARE

GENERAL

      Aptis, Inc. ("Aptis") develops, markets and supports convergent billing and customer care software applications. Aptis' customers include Network Service Providers ("NSPs"), ISPs, Integrated Communications Providers ("ICPs") and other providers of enhanced data services via the Internet. Aptis offers products and services to these companies through licensing agreements and outsourcing arrangements.

      Aptis has developed, and continues to enhance, sophisticated software applications in order to meet the current and evolving billing requirements of its customers. Aptis' software applications support complex billing of NSP, ISP and ICP customers in a multi-service environment. Aptis' convergent billing platform has the capability to produce a single convergent bill whereby multiple services and products such as local exchange, long distance, wireless and data communications can be billed directly to the end user under one, unified billing statement. The software also has the flexibility to be configured to meet a company's unique business rules and product set.

      In addition to its software products, a full range of professional services are also available through Aptis. These services include consulting, development and systems operations services centered on the Internet and communications industry and its software products. Aptis also provides ongoing support, maintenance and training related to customers' billing and customer care systems. In addition to its software applications and services, Aptis is a reseller of IBM AS/400 hardware that is used as the hardware platform to host certain Aptis software applications.

DEVELOPMENT OF BUSINESS

      BCC entered the software market in June 1997 in conjunction with the acquisition of Computer Resources Management, Inc. ("CRM"). At that time the software division was re-named Billing Concepts Systems, Inc. ("BCS"). CRM had developed and sold billing applications to the long distance and convergent services markets. Additionally, in October 1998, BCC acquired Expansion Systems Corp. ("ESC") and integrated it into BCS. ESC had developed a customer care and billing application for ISPs that automates the registration of new Internet subscribers and creates bills for customers' services. In December 1998, BCC completed the merger of Communications Software Consultants, Inc. ("CommSoft"). CommSoft was an international software development and consulting firm specializing in the telecommunications industry. In April 1999, BCC announced that BCS would operate under the name Aptis. Through these actions, Aptis has expanded its potential markets to include companies focused on providing sophisticated broadband Internet Protocol ("IP") and enhanced data services.

INDUSTRY BACKGROUND

      In the competitive communications marketplace today, companies increasingly realize the value of a direct customer relationship as a means of growing its revenues. Many companies who have relied on LEC billing have grown significantly and are looking to implement solutions that will give them the option to bill customers themselves. Companies who have systems which bill customers are looking to replace them with solutions that provide sophisticated capabilities such as convergent billing and product bundling. Aptis provides such direct billing solutions through its software operations.

      Increased competition has ISPs rushing to offer a proliferation of services that did not exist a few years ago: on-line chat, e-commerce support, broadband services, Voice over Internet Protocol (VoIP), on-line backup, MP3, website design and marketing and application leasing and maintenance. Several causes of this rush relate to the facts that customer need is acute and demand is strong. Also, revenues from traditional dial-up services are dramatically declining due in part to competition from free services. Bandwidth is difficult to acquire for smaller ISPs, and their costs are steadily increasing.

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

PRODUCTS AND SERVICES

      With the expansion into the software development business in 1997, Aptis broadened its product offerings to include customer care and billing solutions and entered additional markets not previously served. Aptis ICPTM (Integrated Communications Product) is Aptis' comprehensive software suite that is a fully integrated, comprehensive and adaptable billing and customer care solution designed to meet the evolving needs of integrated communications providers, including and emphasizing the CLEC market and those companies offering VoIP and/or enhanced data communications. Aptis ICP is a Web-enabled, remotely accessible software solution that integrates existing product technology. Aptis ICP has enhanced the convergent architecture model by providing a common application that provides key functionality in all communications industry segments and provides tools for order fulfillment, service assurance and billing and rating. Aptis ICP enables virtually all communications carriers (facilities-based, competitive, incumbent, resale, wholesale or any combination) to facilitate growth and market expansion. As an example, the hierarchical account structure inherent in the system easily accommodates mergers and acquisitions, new market penetration and large, multi-level corporate billing. In addition, the common application in Aptis ICP provides the framework for optional software functionality to be added. Aptis ICP offers components that deliver enhanced capabilities for every segment of the communications industry, including Internet, cable television, local, long distance and wireless. These components may be further customized to achieve operational goals by adding tools for provisioning, polling, point-of-sale, facilities inventory management, data transfer interfaces and more. Further, open application programming interfaces (APIs) provide pre-integration with other third-party applications.

      With the acquisition of ESC in October 1998, Aptis added TotalBillTM to its product suite. With TotalBill version 3.0, Aptis introduces a broader IP and data focused product strategy that incorporates distributed server architecture, multi-platform availability and a host of other features such as upgraded hierarchical account structures, anytime billing and an automated workflow engine. TotalBill 3.0 is a browser-based, Oracle billing and customer management software solution specifically designed for Internet and enhanced data service providers. Taking full advantage of a distributed server environment, TotalBill provides separate registration, application, data and reports servers. This architecture enables distributed workloads, ensures greater scalability and allows for geographically dispersed service centers and allows Aptis to bring an innovative measured-service billing solution to the emerging ASP (Application Service Provider) market. With TotalBill version 3.0, Aptis is updating and upgrading billing features such as hierarchical and anytime billing. Hierarchical billing enables service providers the flexibility and scalability needed to facilitate and manage complex billing scenarios for businesses with dispersed and growing offices, departments and employees. Anytime billing enables providers to generate bills via predetermined user intervals or by individually processing bills on demand in order to meet customized billing cycles. TotalBill 3.0 also will rate virtually any metered IP service or scenario, including flat rate, usage based and volume discounting. TotalBill's innovative standards-based workflow engine acts as a master process control to provide customized provisioning and interfaces with internal and external entities. TotalBill's workflow engine allows service providers to automate many of the processes normally associated with billing and collecting revenues.

      Instant-RegTM, the customer profile management component of TotalBill 3.0, provides a highly flexible customer self-care and provisioning system that can be incorporated into the provider's existing Internet website or in a portal environment. This feature allows customers to register, self-maintain and modify their profile, which frees internal resources for other tasks and reduces expensive customer support costs.

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

      In 1998, Aptis focused attention on its professional services resources, growing the staff significantly to support current and new customers. This organization provides consulting, application development, training, call center services and back office support to customers in the IP and communications industry. The organization has entered into a number of long-term arrangements to provide outsourced services and consulting services to the ICP and TotalBill customers.

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

      In 1999, an aggressive marketing and advertising campaign was implemented to increase industry understanding and awareness of Aptis' capabilities and vision. As a means of highlighting Aptis' expanded capabilities, a new identity, positioning and messaging were created. This new identity is consistently pervasive through all advertising and marketing materials. A program designed to insure high visibility and contact with the industry began in July 1998 and is supported by advertising, public relations and participation in key industry events. Aptis added significant direct sales resources to the organization, industry experience, knowledgeable individuals and strategic partnerships with other vendors serving the industry. Aptis maintains a direct sales force and accomplishes most of its marketing efforts through active participation in Internet and communications industry trade shows, educational seminars and workshops. Aptis advertises in trade journals and other industry publications.

      Aptis has targeted as likely candidates for direct billing products and services the following types of customers: network and enhanced data service providers, Internet service providers, long distance providers serving commercial accounts, cellular services providers, competitive local access providers and cable television companies.

COMPETITION

      The market for telecommunications billing systems and services is highly competitive. Aptis competes with both independent providers of billing systems and services and with the internal billing departments of telecommunications service providers. The continued growth and merging of the enhanced data, Internet and communications industry and the deregulation of other industries will encourage new competitors to enter the billing market in the future. The growth in total expenditures on customer care and billing solutions is expected to increase at significant rates over the next few years. Companies that offer broad solutions capability have the opportunity to gain significant market share and establish long-term relationships with industry players. The principal competitive factors in its market include responsiveness to client needs, timeliness of implementation, quality of service, price, project management capability and technical expertise. The ability to compete depends on a number of competitive factors outside Aptis' control. Some of these factors include the development of software that is competitive with Aptis' services and products, the price at which competitors offer comparable services and products, the extent of competitors' responsiveness to customer needs and the ability of Aptis' competitors to hire, retain and motivate key personnel.

      Aptis also competes with a number of companies that have substantially greater financial, technical, sales and marketing resources, as well as greater name recognition. As a result, Aptis' competitors may be able to adapt more quickly to emerging technologies, changes in customer requirements or to devote greater resources to the promotion and sale of their products. Aptis does not currently hold any patents and relies upon a combination of contractual non-disclosure obligations as well as statutory and common law copyright, trademark and trade secret laws to establish and maintain its proprietary rights to its products. Due to the rapid pace of technological change in the enhanced data, Internet, communications and software industries, the legal protections for its products are less significant factors in Aptis' success than the knowledge, ability and experience of Aptis' employees, the frequency of product enhancements and the timeliness and quality of support services provided by Aptis. Aptis generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to, and distribution of, its proprietary information. Use of Aptis' software products is generally restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products.

RESEARCH AND DEVELOPMENT

      Aptis is actively involved in ongoing research and development efforts associated with creating new billing modules and enhanced products related to its convergent billing software platform for both telecommunications and Internet service providers.

EMPLOYEES

      At September 30, 2000, the Company had 833 full-time employees and 342 part-time employees, as follows: Transaction Processing - 419 full-time and 339 part-time; Aptis - 307 full-time and 1 part-time; Internet - 16 full-time; and corporate office - 91 full-time and 2 part-time employees. Subsequent to the Transaction, the Company had 15 full-time Internet employees and 16 full-time corporate office employees. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

      At September 30, 2000, the Company occupied approximately 130,000 square feet of space at 7411 John Smith Drive, San Antonio, Texas, which serves as a customer service facility for Transaction Processing and the corporate and operational headquarters for the Company's Transaction Processing and Software divisions. The lease expires in October 2006 and has certain expansion options, renewal options and rights of first refusal. The Company's Transaction Processing operations occupied an additional 42,000 square feet for a customer service facility located at 5302 Avenue Q, Lubbock, Texas, under leases that expires in 2002 and 2003. The Company has a third Transaction Processing customer service facility at 802 N. Carancahua, Corpus Christi, Texas, where it occupied approximately 29,000 square feet at September 30, 2000, under a lease that expires in September 2005. The Company's Software operations occupy approximately 29,000 square feet in Austin, Texas and approximately 54,000 square feet in Albany, New York under leases that expire at varying dates through 2008. The Company's Internet operations are also headquartered at the leased premises in Austin. In November 1999, the Company signed an agreement to lease approximately 75,000 square feet of office space in Austin, Texas. This lease expires in 2010 and has certain renewal options. Subsequent to the Transaction, the Company's corporate headquarters will remain at its current location until February of 2001. At that time, the Company will occupy approximately 8,000 square feet of space at 10101 Reunion Place Boulevard, San Antonio, Texas, under a lease that expires in January 2004. FIData will remain at their current location in Austin, Texas. In connection with the Transaction, the locations and corresponding leases (other than the corporate and FIData spaces) were assumed by Platinum. The Company guaranteed two of the leases assumed by Platinum. The Company believes that its current facilities are, and its future facilities will be, adequate to meet its current and future needs.

ITEM 3. LEGAL PROCEEDINGS

      A lawsuit was filed on December 31, 1998, in the United States District Court in San Antonio, Texas by an alleged stockholder of the Company against the Company and various of its officers and directors, alleging unspecified damages as a result of alleged false statements in various press releases prior to November 19, 1998. In September 1999, the U.S. District Court for the Western District of Texas entered an order and judgment dismissing the plaintiff's lawsuit. The plaintiff noticed an appeal of that decision on September 29, 1999. In November 2000, the United States Court of Appeals for the Fifth Circuit dismissed the appeal pursuant to a stipulation of the parties and settlement.

      As previously disclosed, the Company has been engaged in discussions with the staff of the Federal Trade Commission's ("FTC") Bureau of Consumer Protection regarding a proposed complaint by the FTC alleging potential liability arising primarily from the alleged cramming of charges for non-regulated telecommunication services by certain of our customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. These allegations relate to businesses conducted by the subsidiaries sold by the Company on October 23, 2000. Management cannot assess either the likelihood that this matter will have an adverse financial impact on the Company or the extent of any such impact.

      The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's common stock, par value $0.01 per share (the "Common Stock"), is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "BILL." The table below sets forth the high and low bid prices for the Common Stock from October 1, 1998, through December 15, 2000, as reported by the Nasdaq National Market. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                              HIGH       LOW
                                                            --------    --------
Fiscal Year Ended September 30, 1999:
  1st quarter ..........................................    $17         $10
  2nd quarter ..........................................    $11 7/8     $7 15/16
  3rd quarter ..........................................    $14         $9 7/8
  4th quarter ..........................................    $11 3/16    $4 1/2

Fiscal Year Ending September 30, 2000:
  1st quarter ..........................................    $8 3/16     $3 7/8
  2nd quarter ..........................................    $9 15/16    $5
  3rd quarter ..........................................    $7 5/8      $3 1/8
  4th quarter ..........................................    $4 7/8      $2 27/32

Fiscal Year Ending September 30, 2001:
  1st quarter (through December 15, 2000) ..............    $3 5/16     $1 11/32


      Pursuant to the Transaction agreement, the Company will change its name and Nasdaq symbol prior to May 31, 2001.

STOCKHOLDERS

      At December 15, 2000, there were 36,745,460 shares of Common Stock outstanding, held by 474 holders of record. The last reported sales price of the Common Stock on December 15, 2000, was $2 5/8 per share.

DIVIDEND POLICY

      The Company has never declared or paid any cash dividends on the Common Stock. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected financial and other data and pro forma per share data for the Company. The income statement data for the years ended September 30, 2000, 1999, 1998, 1997 and 1996, and the balance sheet data at September 30, 2000, 1999, 1998, 1997 and 1996, presented below are derived from the audited Consolidated Financial Statements of the Company. The data presented below for the fiscal years ended September 30, 2000, 1999 and 1998, should be read in conjunction with the Consolidated Financial Statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included in this report.

                                                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------------------------------------------
                                                                         2000         1999        1998         1997         1996
                                                                      ---------    ---------    ---------    ---------    ---------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Operating revenues (1) ............................................   $     410    $    --      $    --      $    --      $    --
Gross profit (1) ..................................................          61         --           --           --           --
Loss from continuing operations (1) ...............................     (16,303)      (5,421)      (3,344)      (2,930)        (514)
Net loss from continuing operations (1) ...........................     (26,579)      (5,224)      (4,109)      (1,846)        (324)
Net income (loss) from discontinued operations, net of
  income taxes (1) ................................................      (6,565)      21,046       30,812        6,086       18,420

Net loss from disposal of discontinued operations, including
  income taxes (1) ................................................      (9,277)        --           --           --           --
Net income (loss) (1) (5) .........................................     (42,421)      15,822       26,703        4,238       18,096

Basic and diluted net loss from continuing operations per
  common share (1) ................................................   $   (0.67)   $   (0.14)   $   (0.12)   $   (0.05)        --
Basic and diluted net income (loss) from discontinued
  operations per common share(1) ..................................   $   (0.16)   $    0.57    $    0.86    $    0.18         --
Basic and diluted net loss from disposal of discontinued
  operations per common share(1) ..................................   $   (0.23)
Basic and diluted net income (loss) per common share(1) ...........   $   (1.06)   $    0.43    $    0.74    $    0.13         --
Pro forma basic and diluted net loss from continuing
  operations per common share(1) (2) ..............................        --           --           --           --      $   (0.01)
Pro forma basic and diluted net income (loss) from
  discontinued operations per common share (1) (2) ................        --           --           --           --      $    0.58
Pro forma basic and diluted net loss from disposal of
   discontinued operations per common share (1) ...................        --           --           --           --           --
Pro forma basic and diluted net income (loss) per
  common share (1) (2) ............................................        --           --           --           --      $    0.57
Weighted average common shares outstanding ........................      39,909       37,116       35,844       33,525         --
Pro forma weighted average common shares outstanding (2) ..........        --           --           --           --         31,703
                                                                                              SEPTEMBER 30,
                                                                      -------------------------------------------------------------
                                                                         2000         1999        1998         1997         1996
                                                                      ---------    ---------    ---------    ---------    ---------
                                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital ...................................................   $   2,968    $  73,553    $  60,246    $  28,594    $  14,038
Total assets ......................................................      97,103      113,417       95,317       50,389       24,917
Long-term debt and capital leases, less current portion ...........        --           --           --           --           --
Additional paid-in capital (3) ....................................      88,819       63,771       60,028       42,905       19,628
Retained earnings (4) .............................................       5,792       48,213       34,141        7,438        3,200

                                                                                              SEPTEMBER 30,
                                                                      -------------------------------------------------------------
                                                                         2000         1999        1998         1997         1996
                                                                      ---------    ---------    ---------    ---------    ---------
                                                                                             (IN THOUSANDS)
OPERATING DATA:
EBITDA (5).........................................................   $ (12,502)   $  (5,378)   $  (3,304)   $  (2,888)   $    (472)

(1) Amounts for the years ended prior to September 30, 2000 have been restated to reflect the Transaction Processing and Software segments as discontinued operations.

(2) The per share and weighted average common shares outstanding data for the year ended September 30, 1996 is unaudited and presented on a pro forma basis as BCC had no publicly held common shares outstanding prior to its spin-off from USLD on August 2, 1996. The number of weighted average common shares outstanding used in the calculation of the pro forma earnings per share gives effect to the shares assumed to be issued had the spin-off occurred at the beginning of fiscal 1996.

(3) Additional paid-in capital for the years ended September 30, 1997 and 1996 was restated to give effect to the one-for-one common stock dividend that was distributed on January 30, 1998 to stockholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital.

(4) The Company has never declared cash dividends on its Common Stock, nor does it anticipate doing so in the foreseeable future.

(5) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a profitability/cash flow measurement that is commonly used in the telecommunications industry. EBITDA also excludes non-cash special charges, equity in net loss of equity affiliates and in-process research and development. EBITDA is not a financial measure pursuant to Generally Accepted Accounting Principles ("GAAP"), nor is it acceptable or considered an alternative measure of cash flows from operations under GAAP or funds available for dividends, reinvestments or other discretionary uses. For a presentation of cash flows, including cash flows related to operating activities, investing activities and financing activities, see the Statements of Cash Flows included in the Company's Consolidated Financial Statements.

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

GENERAL

      The Company's revenues are derived primarily from its Internet division. FIData, Inc. ("FIData"), acquired in November 1999, provides Internet-based automated loan approval products to the financial services industries. The Company has an equity interest in Princeton eCom Corporation ("Princeton"), which offers electronic bill presentment and payment services via the Internet and telephone. The Company purchased additional equity interests in Princeton during the second and fourth quarters of 2000. As of September 30, 2000, the Company's ownership percentage in Princeton approximated 42.5%. During the second quarter of 2000, the Company purchased a 22% equity interest in COREINTELLECT, Inc. ("CORE"), which provides Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information.

      On October 23, 2000, the Company completed the sale of the Transaction Processing ("Transaction Processing") and Software ("Software") divisions to Platinum Equity Holdings ("Platinum") of Los Angeles, California (the "Transaction"). Total consideration consisted of $52.5 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million. In addition, the Company will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period following the Transaction. Through the Transaction Processing division, the Company provided billing clearinghouse and information management services in the United States to the telecommunications industry. Through its subsidiary, Aptis, Inc., the Software division developed, licensed and supported convergent billing systems for telecommunications and Internet service providers and provides direct billing outsourcing services.

      The operating results of the Internet division are segregated and reported as continuing operations while the Transaction Processing and Software operating results are segregated and reported as discontinued operations in the accompanying Consolidated Statements of Operations in accordance with Accounting Principles Board Opinion No. 30. Prior period operating results and financial position have been restated to reflect continuing operations. The operating results of both continuing and discontinued operations are presented below.

RESULTS OF CONTINUING OPERATIONS - INTERNET

      Total revenues for 2000 were $0.4 million compared to no revenues in 1999 and 1998. These revenues were derived from FIData's automated loan approval products and services. Gross profit margin of 15% reported for 2000 could increase in subsequent periods as a result of the release of the new version of FIData's core instant loan application approval product.

      Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for 2000 were $9.3 million compared to $5.3 million in 1999 and $3.3 million in 1998. SG&A expenses increased from 1999 to 2000 primarily due to the acquisition of FIData in November 1999, as well as SG&A expenses incurred by efforts to develop a financial services website focused on the credit union industry. In the third quarter of 2000, the Company narrowed its credit union efforts to focus on FIData only. Corporate SG&A expenses increased from 1998 to 1999 primarily due to an increase in operating leases and overall increased expenditures.

      Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in development and related expenses. R&D expenses incurred during 2000 related to the development of the financial services website, which was suspended during the third quarter of 2000.

      Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, goodwill and other intangibles. Depreciation and amortization expense was $1.6 million in 2000 compared to $0.04 million in 1999 and 1998. The increase from 1999 to 2000 is attributable to the amortization of intangibles acquired in connection with the acquisition of FIData in November 1999. During 2000, the Company recognized $1.3 million of amortization expense related to these intangibles.

      Net other expense of $15.0 million in 2000 compares to $1.8 million in 1999 and $2.0 million in 1998. The increase in net other expense from 1999 was primarily due to an increase in the Company's equity interest in Princeton and the equity interest in CORE, acquired in the second quarter of 2000. Net other expense in 2000 also includes $5.0 million of in-process research and development costs acquired in connection with the March 2000 equity investments in Princeton and CORE.

      The Company's effective tax benefit was 15% in 2000, 28% in 1999 and 23% in 1998. The Company's effective tax benefit is lower than the federal statutory benefit due to certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. Exclusive of nondeductible in-process research and development costs related to the acquisition of Princeton and CORE and nondeductible losses from its Internet investments, the Company's effective tax benefit would have been 37.0% in 2000, 1999 and 1998.

      Loss from continuing operations was $26.6 million, $5.2 million and $4.1 million in 2000, 1999 and 1998, respectively. Loss from continuing operations for 2000 includes special charges of $7.1 million incurred in the first and second quarters. In the first quarter, special charges of $1.7 million represent in-process research and development costs acquired in connection with the acquisition of FIData in November 1999. In the second quarter, the Company recorded $5.0 million of in-process research and development costs acquired in connection with the equity investments in Princeton and CORE. Loss from continuing operations for 1998 reflects special charges of $2.0 million during the fourth quarter of 1998, representing in-process research and development costs acquired in connection with the acquisition of 22% of the capital stock of Princeton. The increase in loss from continuing operations from year to year, exclusive of special charges, is attributable to higher SG&A, R&D and depreciation and amortization expenses.

RESULTS OF DISCONTINUED OPERATIONS - TRANSACTION PROCESSING AND SOFTWARE

      The following table presents the operating results of the Company's Transaction Processing and Software divisions and as a percentage of related revenues for each year, which are reflected as discontinued operations in the Consolidated Statements of Operations.

                                                                         YEAR ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                      2000                      1999                         1998
                                               ----------------------     ----------------------     ----------------------
Transaction Processing revenues ............   $ 113,085         78.2%    $ 135,403         74.7%    $ 147,542         83.8%
Software revenues ..........................      31,522         21.8        45,921         25.3        28,481         16.2
                                               ---------    ---------     ---------    ---------     ---------    ---------
  Operating revenues .......................     144,607        100.0       181,324        100.0       176,023        100.0
Cost of revenues ...........................     100,010         69.2       109,519         60.4       108,178         61.5
                                               ---------    ---------     ---------    ---------     ---------    ---------
Gross profit ...............................      44,597         30.8        71,805         39.6        67,845         38.5
Selling, general and administrative expenses      28,830         19.9        28,333         15.6        19,696         11.2
Bad debt expense ...........................       6,081          4.2         1,663          0.9          --           --
Research and development ...................      11,763          8.1         5,725          3.2         3,277          1.9
Advance funding program income, net ........      (1,856)        (1.3)       (3,673)        (2.0)       (7,793)        (4.4)
Depreciation and amortization expense ......      11,273          7.8         9,286          5.1         7,055          4.8
Special and other charges ..................       1,216          0.8         1,529          0.8          --           --
                                               ---------    ---------     ---------    ---------     ---------    ---------
  (Loss) income from discontinued operations   $ (12,710)        (8.8)%   $  28,942         16.0%    $  45,610         25.9%
                                               =========    =========     =========    =========     =========    =========

OPERATING REVENUES

      Transaction Processing fees charged by Billing included processing and customer service inquiry fees. Processing fees were assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that was submitted by Billing to local exchange carriers for billing and collection. Processing fees also included any charges assessed to Billing by local exchange carriers for billing and collection services that were passed through to the customer. Customer service inquiry fees were assessed to customers either as a fee charged for each record processed by Billing or as a fee charged for each billing inquiry made by end users.

      Transaction Processing revenues decreased $22.3 million, or 16.5%, from 1999, and $12.1 million, or 8.2%, from 1998. The decrease in revenue from year to year was primarily attributable to an overall decrease in the number of call records processed. The number of call records processed for billing was negatively impacted by market pressures that have occurred in the long distance industry. Management has continued to take actions in order to mitigate the effects of "slamming and cramming" issues on the call record volumes of its current customer base. Consequently, the number of call records processed for billing decreased from the prior years. Telephone call record volumes were as follows:

                                                     YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                            (IN MILLIONS)
Direct dial long distance services ............      457.8      599.0      612.6
Operator services .............................       76.3       97.2      134.6
Enhanced billing services .....................        3.5        4.7       11.4
Billing management services ...................      204.0      230.4      329.1

      In addition to license and maintenance fees charged by Software for the use of its billing software applications, fees were charged on a time and materials basis for software customization and professional services. Software revenues also included retail sales of third-party computer hardware and software.

      Software revenues decreased $14.4 million, or 31.4%, from 1999 compared to increased revenues of $17.4 million, or 61.2%, from 1998. The decrease in revenues from 1999 was primarily attributable to lower sales of billing systems in 2000, which corresponded to a decrease in software license fees. The increase in revenues from 1998 was primarily attributable to the increase in license and maintenance fees.

COST OF REVENUES

      For the Transaction Processing division, cost of revenues included billing and collection fees charged by local exchange carriers as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local exchange carriers included fees that were assessed for each record submitted and for each bill rendered to its end-user customers. For the Software division, cost of revenues included the cost of third-party computer hardware and software sold, and the salaries and benefits of software support, technical and professional service personnel who generated revenue from contracted services. The decrease in cost of revenues from 1999 is primarily related to higher billing and collection costs charged by the local exchange carriers.

SELLING, GENERAL AND ADMINISTRATIVE

      SG&A expenses for 2000 were $28.8 million, compared to $28.3 million in 1999 and $19.7 million in 1998. The increase in SG&A in 1999 was primarily due to the Software division incurring a higher level of SG&A expenses to build an infrastructure consistent with expected growth. The SG&A expenses remained consistent in 2000 as the growth in the Software division declined.

BAD DEBT EXPENSE

      Bad debt expense for 2000 was $6.1 million compared to $1.7 million in 1999 and $0 in 1998. Bad debt increased from 1999 primarily due to a $3.5 million charge taken in the third quarter of 2000. Related to the Software division, this charge is a result of the narrowing of various software product offerings, the refocusing of software development efforts and a reserve associated with a significant account.

RESEARCH AND DEVELOPMENT

      R&D expenses were comprised of the salaries and benefits of the employees involved in software development and related expenses. The Company internally funded R&D activities with respect to efforts associated with creating new and enhanced Transaction Processing services products and products related to its convergent billing software platform for both telecommunication and Internet service providers. R&D expenses in 2000 were $11.8 million compared to $5.7 million in 1999 and $3.3 million in 1998.

ADVANCE FUNDING PROGRAM INCOME AND EXPENSE

      Advance funding program income was $2.0 million in 2000 compared to $3.8 million in 1999 and $7.9 million in 1998. The decrease from year to year was primarily the result of a lower level of customer receivables financed under Billing's advance funding program. The quarterly average balance of purchased receivables was $20.4 million, $48.2 million and $83.0 million in 2000, 1999 and 1998, respectively.

      The advance funding program expense was $0.1 million in 2000, 1999 and 1998, due to the Company financing all customer receivables during 2000, 1999 and 1998 with internally generated funds rather than with funds borrowed through the Company's revolving credit facility. The expense recognized represents unused credit facility fees and was the minimum expense that Billing could have incurred during these years.

INCOME FROM DISCONTINUED OPERATIONS

      Including special and other charges, loss from discontinued operations in 2000 was $12.7 million compared to income from discontinued operations in 1999 of $28.9 million and $45.6 million in 1998. The decrease in income from discontinued operations from year to year is attributable to lower revenues and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance for continuing operations was a $0.2 million deficit at September 30, 2000 compared to $0.2 million at September 30, 1999. These low balances are the result of funding for continuing operations coming from the discontinued operations. During 2000, the Company made cash investments of $39.6 million in Princeton and $6.0 million in CORE. In connection with the Transaction, the Company received $52.5 million in October 2000. In addition, the Company may receive a royalty, assuming achievement of certain revenue targets associated with the divisions sold to Platinum, of up to $20 million. The Company also will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month post-closing period.

      The Company's working capital position decreased to $3.0 million at September 30, 2000 from $73.6 million at September 30, 1999. On a pro forma basis and assuming the Transaction was completed on September 30, 2000, the Company's working capital position was $47.9 million. The decrease in working capital was primarily attributable to the equity investments in Princeton and CORE and the acquisition of FIData. Net cash provided by operating activities was $50.8 million in 2000, compared to net cash used by operating activities of $0.9 million in 1999 and net cash provided by operating activities of $1.1 million in 1998. The amounts primarily reflect net income from 1998 to 2000, exclusive of special charges.

      In December 1996, the Company secured a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local exchange carriers. This credit facility terminated on March 20, 2000. The Company currently does not have a need for a line of credit due to its significant cash resources from the Transaction.

      Capital expenditures amounted to approximately $50,000 in 2000 and related primarily to the purchase of computer equipment and software. The Company anticipates capital expenditures before acquisitions, if any, of approximately $0.1 million in fiscal 2001 largely related to expenditures for furniture, fixtures, leasehold improvements, computer software and hardware upgrades. The Company believes that it will be able to fund expenditures with internally generated funds and borrowings, but there can be no assurance that such funds will be available or expended.

      In September 1998, the Company acquired a 22% ownership position in Princeton, which is a privately held company headquartered in Princeton, New Jersey specializing in comprehensive electronic bill presentment and payment services via the Internet and telephone to financial institutions and large businesses. During 1999, the Company acquired additional shares of Princeton common stock, increasing the Company's ownership position to approximately 24% at September 30, 1999. The Company accounts for its investment in Princeton under the equity method.

      In November 1999, the Company completed the acquisition of FIData, a company located in Austin, Texas that provides Internet-based automated loan approval products to the financial services industries. The total consideration for the acquisition was approximately $4.2 million in cash and debt assumption and 1,100,000 shares of the Company's common stock. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss from continuing operations per common share since the date of acquisition. Approximately $7.4 million was recorded as goodwill and other intangibles and is included in Other assets. During the first quarter of 2000, the Company expensed $1.7 million of in-process R&D acquired in connection with this acquisition.

      In March 2000, the Company increased its ownership percentage in Princeton with an additional $33.5 million equity investment, which consisted of $27.0 million of convertible preferred stock and $6.5 million of common stock. In connection with this investment, the Company expensed $2.5 million of in-process R&D costs during 2000. In June 2000, under the terms of a Convertible Promissory Note, the Company advanced $5.0 million to Princeton. In the fourth quarter of 2000, the Convertible Promissory Note was converted into shares of Princeton preferred stock, which is convertible into 1,111,111 shares of Princeton common stock. The Company's ownership percentage in Princeton at September 30, 2000, was approximately 42.5%. The Company anticipates additional equity investments in Princeton as Princeton positions itself for further growth.

      In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in CORE, a Dallas, Texas-based company that develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. During 2000, the Company expensed $2.5 million of in-process R&D costs acquired in connection with this equity investment.

      The Company's operating cash requirements consist principally of funding of corporate and FIData expenses and capital expenditures.

SEASONALITY

      The Company's Internet operations are not significantly affected by seasonality.

EFFECT OF INFLATION

      Inflation has not been a material factor affecting the Company's business. General operating expenses such as salaries, employee benefits and occupancy costs are subject to normal inflationary pressures.

NEW ACCOUNTING STANDARDS

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Management has reviewed the SAB and believes that the accounting policies of the Company are appropriate and reflect the requirements of this SAB.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of September 30, 2000 because the Company's intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

                                                                                                           PAGE
                                                                                                           ----
Report of Independent Public Accountants................................................................... 24
Consolidated Balance Sheets at September 30, 2000 and 1999................................................. 25
Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998................ 26
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998...... 27
Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998................ 28
Notes to Consolidated Financial Statements................................................................. 29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Billing Concepts Corp.:

      We have audited the accompanying consolidated balance sheets of Billing Concepts Corp. (a Delaware corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Billing Concepts Corp. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
November 22, 2000

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                                           SEPTEMBER 30,
                                                                                                 ----------------------------------
                                                                                                   2000        2000         1999
                                                                                                 --------    ---------    ---------
                                                                                                  ACTUAL     PRO FORMA      ACTUAL
                                                                                                            (unaudited)
Current assets:
  Cash and cash equivalents ..................................................................   $   (156)   $  52,344    $     239
  Accounts receivable, net of allowance for doubtful accounts of $25 (2000) and $0 (1999) ....      5,013        5,013        1,219
  Prepaids and other .........................................................................        224          224           99
  Net current assets from discontinued operations (see Note 18) ..............................      1,376         --         72,655
                                                                                                 --------    ---------    ---------
         Total current assets ................................................................      6,457       57,581       74,212
Property and equipment .......................................................................        912          912          321
  Less accumulated depreciation ..............................................................       (292)        (292)        (128)
                                                                                                 --------    ---------    ---------
         Net property and equipment ..........................................................        620          620          193
Other assets, net of accumulated amortization of $1,348 (2000) and $0 (1999) .................      6,784        6,784          441
Investments in equity affiliates .............................................................     37,832       37,832        7,530
Net non-current assets from discontinued operations (see Note 18) ............................     45,410         --         31,041
                                                                                                 --------    ---------    ---------
         Total assets ........................................................................   $ 97,103    $ 102,817    $ 113,417
                                                                                                 ========    =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable ......................................................................   $     74    $      74    $      99
 Accrued liabilities .........................................................................        609          609          560
 Deferred income taxes .......................................................................      2,806        2,806         --
 Net current liabilities of discontinued operations ..........................................       --          6,157         --
                                                                                                 --------    ---------    ---------
         Total current liabilities ...........................................................      3,489        9,646          659
Other liabilities ............................................................................        569          569          623
                                                                                                 --------    ---------    ---------
         Total liabilities ...................................................................      4,058       10,215        1,282
Commitments and contingencies (see Notes 6 and 13)
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued
      or outstanding at September 30, 2000 or 1999 ...........................................       --           --           --
  Common stock, $0.01 par value, 75,000,000 shares authorized, 41,732,632 shares issued and outstanding at September 30, 2000; 37,378,216 shares issued
      and outstanding at September 30, 1999 ..................................................        417          417          374
  Additional paid-in capital .................................................................     88,819       88,819       63,771
  Retained earnings ..........................................................................      5,792        5,349       48,213
  Deferred compensation ......................................................................        (82)         (82)        (223)
  Treasury stock, at cost, 504,800 shares at September 30, 2000; no shares
      at September 30, 1999 ..................................................................     (1,901)      (1,901)        --
                                                                                                 --------    ---------    ---------
         Total stockholders' equity ..........................................................     93,045       92,602      112,135
                                                                                                 --------    ---------    ---------
         Total liabilities and stockholders' equity ..........................................   $ 97,103    $ 102,817    $ 113,417
                                                                                                 ========    =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                               ------------------------------------
                                                                                                 2000          1999          1998
                                                                                               --------      --------      --------
Operating revenues .......................................................................     $    410      $   --        $   --
Cost of revenues .........................................................................          349          --            --
                                                                                               --------      --------      --------
Gross profit .............................................................................           61          --            --
Selling, general and administrative expenses .............................................        9,317         5,315         3,301
Research and development .................................................................        3,247            63          --
Depreciation and amortization expense ....................................................        1,631            43            43
Special charges ..........................................................................        2,169          --            --
                                                                                               --------      --------      --------
Loss from continuing operations ..........................................................      (16,303)       (5,421)       (3,344)
Other income (expense):
  Interest income ........................................................................           12          --            --
  Interest expense .......................................................................           (3)         --            --
  Equity in net loss of equity affiliates ................................................      (10,069)       (1,809)         --
  In-process research and development of equity affiliates ...............................       (4,965)         --          (2,000)
  Other, net .............................................................................           34          --              (3)
                                                                                               --------      --------      --------
     Total other expense, net ............................................................      (14,991)       (1,809)       (2,003)
                                                                                               --------      --------      --------
Loss from continuing operations before income tax benefit ................................      (31,294)       (7,230)       (5,347)
Income tax benefit .......................................................................        4,715         2,006         1,238
                                                                                               --------      --------      --------
Net loss from continuing operations ......................................................      (26,579)       (5,224)       (4,109)
Discontinued operations:
   Net income (loss) from discontinued operations, net of income tax (expense)
     benefit of $229, ($13,585), and ($19,233), respectively .............................       (6,565)       21,046        30,812
   Net estimated loss from disposal of discontinued operations, including income tax
     expense of $5,629 ...................................................................       (9,277)         --            --
                                                                                               --------      --------      --------
      Net income (loss) from discontinued operations .....................................      (15,842)       21,046        30,812
                                                                                               --------      --------      --------
Net income (loss) ........................................................................     $(42,421)     $ 15,822      $ 26,703
                                                                                               ========      ========      ========
Basic and diluted:
Net loss from continuing operations per common share .....................................     $  (0.67)     $  (0.14)     $  (0.12)
Net income (loss) from discontinued operations per common share ..........................        (0.16)         0.57          0.86
Net estimated loss from disposal of discontinued operations per common share .............        (0.23)         --            --
                                                                                               --------      --------      --------
Net income (loss) per common share .......................................................     $  (1.06)     $   0.43      $   0.74
                                                                                               ========      ========      ========
Weighted average common shares outstanding ...............................................       39,909        37,116        35,844
                                                                                               ========      ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)



                                                 TREASURY STOCK     COMMON STOCK   ADDITIONAL
                                                ----------------   --------------   PAID-IN     RETAINED     DEFERRED
                                                SHARES    AMOUNT   SHARES  AMOUNT   CAPITAL     EARNINGS   COMPENSATION     TOTAL
                                                ------   -------   ------  ------  ----------   --------   ------------   ---------
Balances at September 30, 1997 ...............    --     $  --     34,889  $  348  $   42,905   $  7,438   $       (950)  $  49,741
  Issuance of common stock ...................    --        --         47       1         716       --             (170)        547
  Exercise of stock options and
    warrants .................................    --        --      1,707      17      16,407       --             --        16,424
  Compensation expense .......................    --        --       --      --          --         --              726         726
  Net income .................................    --        --       --      --          --       26,703           --        26,703
                                                ------   -------   ------  ------  ----------   --------   ------------   ---------
Balances at September 30, 1998 ...............    --        --     36,643     366      60,028     34,141           (394)     94,141
  Issuance of common stock ...................    --        --        268       3         694     (1,750)          --        (1,053)
  Issuance of stock options ..................    --        --       --      --            84       --              (84)       --
  Exercise of stock options and
    warrants .................................    --        --        467       5       2,965       --             --         2,970
  Compensation expense .......................    --        --       --      --          --         --              255         255
  Net income .................................    --        --       --      --          --       15,822           --        15,822
                                                ------   -------   ------  ------  ----------   --------   ------------   ---------
Balances at September 30, 1999 ...............    --        --     37,378     374      63,771     48,213           (223)    112,135
  Issuance of common stock ...................    --        --        129       1         304       --             (222)         83
  Issuance of common stock for
    acquisitions .............................    --        --      4,177      42      24,702       --             --        24,744
  Issuance of stock options ..................    --        --       --      --           (31)      --               31        --
  Exercise of stock options and
    warrants .................................    --        --         49    --           215       --             --           215
  Compensation expense .......................    --        --       --      --          (142)      --              332         190
  Purchase of treasury stock .................    (505)   (1,901)    --      --          --         --             --        (1,901)
  Net loss ...................................    --        --       --      --          --      (42,421)          --       (42,421)
                                                ------   -------   ------  ------  ----------   --------   ------------   ---------
Balances at September 30, 2000 ...............    (505)  $(1,901)  41,733  $  417  $   88,819   $  5,792   $        (82)  $  93,045
                                                ======   =======   ======  ======  ==========   ========   ============   =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                           ----------------------------------------
                                                                                              2000           1999           1998
                                                                                           ----------     ----------     ----------
Cash flows from operating activities:
  Net loss from continuing operations .................................................    $  (26,579)    $   (5,224)    $   (4,109)
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization ....................................................         1,631             43             43
     Gain on disposition of equipment .................................................          --             --             (114)
     Equity in net loss of equity affiliates ..........................................        10,069          1,809           --
     In-process research and development of equity affiliates .........................         4,965           --            2,000
     Noncash special charges ..........................................................         2,136           --             --
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable ...................................        (3,794)         1,075            791
         Increase in prepaids and other ...............................................          (125)           (28)           (54)
         Increase (decrease) in trade accounts payable ................................           (25)            54              1
         Increase (decrease) in accrued liabilities ...................................            49           (195)           438
         Increase (decrease) in deferred income taxes .................................         2,806           --              (51)
         Increase (decrease) in other liabilities .....................................           (54)           246            141
                                                                                           ----------     ----------     ----------
Net cash used in continuing operating activities ......................................        (8,921)        (2,220)          (914)
Net cash provided by discontinued operating activities ................................        59,757          1,281          2,009
                                                                                           ----------     ----------     ----------
   Net cash provided by (used in) operating activities ................................        50,836           (939)         1,095
Cash flows from investing activities:
  Purchases of property and equipment .................................................           (50)            (8)          --
  Purchase of Internet company, net of cash acquired ..................................        (4,264)          --             --
  Investments in equity affiliates ....................................................       (45,580)        (1,339)       (10,000)
  Proceeds from sale of equipment .....................................................          --             --              538
  Other investing activities ..........................................................          (327)          (129)          (118)
                                                                                           ----------     ----------     ----------
Net cash used in investing activities .................................................       (50,221)        (1,476)        (9,580)
Cash flows from financing activities:
  Proceeds from issuance of common stock ..............................................           891          2,654          8,485
  Purchases of treasury stock .........................................................        (1,901)          --             --
                                                                                           ----------     ----------     ----------
Net cash (used in) provided by financing activities ...................................        (1,010)         2,654          8,485
                                                                                           ----------     ----------     ----------
Net (decrease) increase in cash and cash equivalents ..................................          (395)           239           --
Cash and cash equivalents, beginning of year ..........................................           239           --             --
                                                                                           ----------     ----------     ----------
Cash and cash equivalents, end of year ................................................    $     (156)    $      239     $     --
                                                                                           ==========     ==========     ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 1. BUSINESS ACTIVITY

      Billing Concepts Corp. ("BCC"), formerly known as Billing Information Concepts Corp., was incorporated in the State of Delaware in 1996. BCC was previously a wholly owned subsidiary of U.S. Long Distance Corp. ("USLD") that, upon its spin-off from USLD, became an independent, publicly held company. BCC and its subsidiaries (collectively, the "Company") provide Internet-based automated loan approval products to the financial services industries, through its wholly owned subsidiary, FIData, Inc. ("FIData"). Through its Transaction Processing division, the Company provided billing clearinghouse and information management services ("Transaction Processing" services) in the United States to the telecommunications industry. Through its subsidiary, Aptis, Inc., the Company's Software division ("Software") developed, licensed and supported convergent billing systems for telecommunications and Internet service providers and provided direct billing outsourcing services.

      On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings ("Platinum") of Los Angeles, California (the "Transaction"). Total consideration consisted of $52.5 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million. In addition, the Company will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations as of September 30, 2000, in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations". Pursuant to the Transaction agreement, the Company will change its name and Nasdaq National Market symbol prior to May 31, 2001.

      The unaudited Pro Forma Consolidated Balance Sheet includes adjustments that give effect to the Transaction, as if the disposition had occurred on September 30, 2000. The pro forma adjustments reflect the elimination of the divested operations, the consideration received at the closing of the Transaction ($52.5 million) and estimated transaction costs.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of BCC and its wholly and majority owned subsidiaries. The Company's 42.5% investment in the capital stock of Princeton eCom Corporation ("Princeton") and 22% investment in the stock of COREINTELLECT, Inc. ("CORE") (see Note 7) are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

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

REVENUE RECOGNITION POLICIES

      The Company recognizes revenue from its Internet division when loan approvals are processed by the Company. The Company recorded bad debt expense of $38,000, $0 and $0 and recorded bad debt write-offs of $25,000, $0 and $0 to its allowance for doubtful accounts for 2000, 1999 and 1998, respectively, for continuing operations.

ACCOUNTS RECEIVABLE, NET

      Accounts receivable consists of receivables from FIData's operations, as well as a $4.8 million income tax receivable from the Internal Revenue Service.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in other income (expense) for that period. Expenditures for maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

OTHER ASSETS

      Other assets include goodwill and other intangibles related to the acquisition of FIData, which is being amortized over a five-year period (see
Note 7). In addition, long-term deposits and security investments have been included in other assets.

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

TREASURY STOCK

      In the first quarter of 2000, the Company's Board of Directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company may purchase up to a total of $10 million of Company common stock in the open market or in privately negotiated transactions. At September 30, 2000, the Company had repurchased $1.9 million, or 504,800 shares, of treasury stock under this program (see Note 19).

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's cash and cash equivalents and all other financial instruments have been determined using appropriate valuation methodologies and approximate their related carrying values.

INCOME TAXES

      Deferred tax assets and liabilities are recorded based on enacted income tax rates that are expected to be in effect in the period in which the deferred tax asset or liability is expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax assets and liabilities. The effects of such adjustments are required to be included in income in the period in which the tax laws or rates are changed.

NET INCOME PER COMMON SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. As the Company had a net loss from continuing operations for the years ended September 30, 2000, 1999 and 1998, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. If the Company would have had net income from continuing operations for the years ended September 30, 2000, 1999 and 1998, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of options for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price.

      For the year ended September 30, 2000, certain options to purchase 7,852,000 shares of common stock at prices ranging from $3.94 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options to purchase 317,000 shares of common stock at prices ranging from $1.98 to $3.63 per share which were excluded as they were antidilutive for the net loss from continuing operations incurred for the year ended September 30, 2000.

      For the year ended September 30, 1999, certain options to purchase 5,535,000 shares of common stock at prices ranging from $5.71 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options to purchase 569,000 shares of common stock at prices ranging from $1.98 to $4.50 per share which were excluded as they were antidilutive for the net loss from continuing operations incurred for the year ended September 30, 1999.

      For the year ended September 30, 1998, certain options to purchase 2,592,000 shares of common stock at prices ranging from $13.00 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options and warrants to purchase 1,644,000 shares of common stock at prices ranging from $3.15 to $12.38 per share which were excluded as they were antidilutive for the net loss from continuing operations incurred for the year ended September 30, 1998.

NEW ACCOUNTING STANDARDS

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Management has reviewed the SAB and believes that the accounting policies of the Company are appropriate and reflect the requirements of this SAB.

STATEMENTS OF CASH FLOWS

      Cash payments and non-cash activities during the periods indicated were as follows:

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                     ------------------------------
                                                                       2000       1999       1998
                                                                     --------   --------   --------
                                                                            (IN THOUSANDS)
Cash payments for income taxes ...................................   $  2,000   $ 11,694   $  9,587
Noncash investing and financing activities:
  Tax benefit recognized in connection with stock option exercises         37      1,089      8,484
  Assets acquired in connection with FIData acquisition ..........      4,966       --         --
  Liabilities assumed in connection with FIData acquisition ......         85       --         --
  Common stock issued in connection with FIData acquisition ......      4,881       --         --

      For purposes of determining cash flows, the Company considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 3. OTHER ASSETS

      Other assets are comprised of the following:

                                                                      September 30,
                                                                   -------------------
                                                                     2000       1999
                                                                   --------   --------
                                                                     (IN THOUSANDS)
      Goodwill - FIData, Inc., net of accumulated
         amortization of $1,348 in 2000 and $0 in 1999 .........   $  6,016   $   --
      Long-term security investments ...........................        569        439
      Other non-current assets .................................        199          2
                                                                   --------   --------
           Total other assets ..................................   $  6,784   $    441
                                                                   ========   ========

NOTE 4. INVESTMENTS IN EQUITY AFFILIATES

      Investments in equity affiliates are comprised of the following:

                                                                       September 30,
                                                                   --------------------
                                                                     2000        1999
                                                                   --------    --------
                                                                      (IN THOUSANDS)
      Princeton:
       Investment in Princeton, beginning of year ..............   $  7,530    $  8,000
       Cash investments ........................................     39,580       1,339
       In-process research and development costs ...............     (2,465)       --
       Amortization and equity in net loss .....................     (9,736)     (1,809)
       Other ...................................................       (244)       --
                                                                   --------    --------
          Net equity investment in Princeton ...................     34,665       7,530
      CORE:
       Cash investments ........................................      6,000        --
       In-process research and development costs ...............     (2,500)       --
       Amortization and equity in net loss .....................       (333)       --
                                                                   --------    --------
          Net equity investment in CORE ........................      3,167        --
                                                                   --------    --------
           Total investments in equity affiliates ..............   $ 37,832    $  7,530
                                                                   ========    ========

      The excess of the Company's investments in equity affiliates over its underlying share of net assets is being amortized over a period of not more than ten years.

NOTE 5. DEBT AND CAPITAL LEASE OBLIGATIONS

      In December 1996, the Company secured a $50.0 million revolving line of credit facility with certain lenders primarily to draw upon to advance funds to its billing customers prior to collection of the funds from the local exchange carriers. This credit facility terminated on March 20, 2000. The Company currently does not have a need for a line of credit due to its significant cash resources resulting from the Transaction described in Note 1.

NOTE 6. LEASES

      The Company leases certain equipment and office space under operating leases. Rental expense was $3,000 for fiscal year 2000 and $0 for fiscal years 1999 and 1998. Future minimum lease payments under non-cancelable operating leases as of September 30, 2000 are $3,000 for fiscal year 2001 and $0 for all years thereafter. During November 2000, the Company entered into a lease agreement for office space, commencing in January 2001. Under this agreement, the Company will have future minimum lease payments of $103,000 for fiscal year 2001, $155,000 for fiscal years 2002 and 2003 and $52,000 for fiscal year 2004.

NOTE 7. ACQUISITIONS

      In September 1998, the Company acquired 22% of the capital stock of Princeton for $10 million. Princeton is a privately held company located in Princeton, New Jersey specializing in electronic bill publishing utilizing the Internet and telephone. During 1999, the Company acquired additional shares of Princeton stock, increasing the Company's ownership position to approximately 24% at September 30, 1999. The Company accounts for this investment under the equity method of accounting. The excess of the Company's investment in equity affiliates greater than its underlying share of net assets is being amortized over ten years.

      In connection with the acquisition of the 22% ownership position in Princeton, the Company acquired certain intangible assets, including developed technology, customer relationships and goodwill. In connection with this allocation, $2.0 million was expensed as a charge for the purchase of in-process research and development. In performing this allocation, the Company considered, among other factors, Princeton's research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

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

      Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project are expected to be in line with historical results. The Capital Asset Pricing Model was used to determine the cost of capital (discount rate) for Princeton's in-process projects. Due to the technological and economic risks associated with the developmental projects, a discount rate of 20% was used to discount cash flows from the in-process projects. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

      In November 1999, the Company completed the acquisition of FIData, a company located in Austin, Texas that provides Internet-based automated loan approval products to the financial services industries. Total consideration for the acquisition was approximately $4.2 million in cash and debt assumption and 1,100,000 shares of the Company's common stock. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net income (loss) per common share since the date of acquisition. Approximately $7.4 million was recorded as goodwill and other intangibles and is included in Other assets. During the first quarter of 2000, the Company expensed $1.7 million of in-process R&D acquired in connection with this acquisition.

      In March 2000, the Company increased its ownership percentage in Princeton with an additional $33.5 million equity investment, which consisted of $27.0 million of convertible preferred stock and $6.5 million of common stock. In connection with this investment, the Company expensed $2.5 million of in-process R&D costs during 2000. In June 2000, under the terms of a Convertible Promissory Note, the Company advanced $5.0 million to Princeton. During the fourth quarter of 2000, the Convertible Promissory Note was converted into shares of Princeton preferred stock, which is convertible into 1,111,111 shares of Princeton common stock. The Company's ownership percentage in Princeton at September 30, 2000, was approximately 42.5% (see Note 17).

      In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in CORE, a Dallas, Texas-based company that develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. During 2000, the Company expensed $2.5 million of in-process R&D costs acquired in connection with this equity investment.

      In connection with the acquisition of FIData and the investments in Princeton and CORE, the Company acquired certain intangible assets, including goodwill and in-process research and development. In connection with these allocations, the Company expensed approximately $1.7 million of the purchase price for FIData and $2.5 million of each of its equity investments in Princeton and CORE as in-process research and development. In performing these allocations, the Company considered the respective company's research and development projects in process at the date of acquisition, among other factors such as the stage of development of the technology at the time of investment, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

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

      Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project is expected to be in line with historical industry accepted pricing. Due to the technological and economic risks associated with the developmental projects, discount rates of 35%, 25% and 40% were used to discount cash flows from the in-process projects for FIData, Princeton and CORE, respectively. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

NOTE 8. SPECIAL CHARGES

      During 2000, the Company recognized special charges in the amount of $2.2 million. Special charges related primarily to the $1.7 million of in-process research and development costs acquired in connection with the acquisition of FIData (see Note 7).

NOTE 9. SHARE CAPITAL

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

      No cash dividends were paid on the Company's common stock during fiscal 2000, 1999 or 1998.

NOTE 10. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

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

      For those employees who became Platinum employees in connection with the Transaction, the Company offered two elections to amend their options. Under the first election, as long as the employee did not voluntarily terminate employment with Platinum within six months of the date of the Transaction, all vested options at the time of the Transaction remain exercisable for eighteen months subsequent to the Transaction. All unvested options at the time of the Transaction shall vest six months subsequent to the Transaction and shall remain exercisable for one year from such vesting date. Under the second election, as long as the employee remained a Platinum employee, their vesting options continued to vest according to their vesting schedule and remain exercisable through the expiration date as defined in the respective agreement. The compensation expense related to the amendment of the vesting periods was minimal.

      Option activity for the years ended September 30, 2000, 1999 and 1998 is summarized as follows:

                                                                     WEIGHTED
                                                      NUMBER         AVERAGE
                                                    OF SHARES     EXERCISE PRICE
                                                    ----------    --------------
Outstanding, September 30, 1997 .................    5,690,187    $        10.27
  Granted .......................................    2,049,821    $        10.65
  Canceled ......................................     (234,051)   $        17.01
  Exercised .....................................   (1,506,283)   $         4.96
                                                    ----------
Outstanding, September 30, 1998 .................    5,999,674    $        11.46
  Granted .......................................    3,069,139    $         6.18
  Canceled ......................................     (620,001)   $        15.72
  Exercised .....................................     (467,643)   $        10.33
                                                    ----------
Outstanding, September 30, 1999 .................    7,981,169    $         9.53
   Granted ......................................    1,646,780    $         4.40
   Canceled .....................................   (1,177,435)   $         8.21
   Exercised ....................................      (54,495)   $         4.07
                                                    ----------
Outstanding, September 30, 2000 .................    8,396,019    $         8.74
                                                    ==========

      At September 30, 2000, 1999 and 1998, stock options to purchase an aggregate of 5,456,155, 3,273,766 and 2,068,374 shares were exercisable and had weighted average exercise prices of $10.15, $10.89 and $10.29 per share, respectively.

      Stock options outstanding and exercisable at September 30, 2000, were as follows:

                           OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
  -------------------------------------------------------------------      ------------------------------
      RANGE OF                      WEIGHTED AVERAGE      WEIGHTED                            WEIGHTED
      EXERCISE          NUMBER          REMAINING          AVERAGE             NUMBER          AVERAGE
       PRICES         OUTSTANDING     LIFE (YEARS)     EXERCISE PRICE        EXERCISABLE   EXERCISE PRICE
  ----------------  -------------   -----------------  --------------      -------------   --------------
   $1.98 - $6.95        3,583,923          5.7           $   4.42              1,376,882      $   4.42
   $8.06 - $9.97        2,501,096          3.0           $   8.42              2,016,895      $   8.31
  $10.19 - $16.84       2,271,000          2.9           $  15.62              2,032,378      $  15.63
  $17.44 - $29.00          40,000          3.3           $  26.11                 30,000      $  25.15
                    -------------                                          -------------
                        8,396,019          4.0           $   8.74              5,456,155      $  10.15
                    =============                                          =============

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," but has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans as allowed under SFAS No. 123. Accordingly, the Company has not recognized compensation expense for stock options granted where the exercise price is equal to the market price of the underlying stock at the date of the grant. During fiscal year 2000, 1999 and 1998, the Company recognized $240,000, $255,000 and $726,000, respectively, of compensation expense for options granted below the market price of the underlying stock on such measurement date. In addition, in accordance with the provisions of APB Opinion No. 25, the Company has not recognized compensation expense for employee stock purchases under the Billing Concepts Corp. Employee Stock Purchase Plan ("ESPP").

      Had compensation expense for the Company's stock options granted and ESPP purchases in 2000, 1999 and 1998 been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, pro forma net income (loss) and net income (loss) per common share would have been as follows (in thousands, except per share amounts):

                                                             YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------------
                                                         2000          1999         1998
                                                      ----------    ----------   ----------
      Pro forma net income (loss) .................   $  (47,128)   $   12,146   $   23,533

      Pro forma net income (loss) per common share:
              Basic ...............................   $    (1.18)   $     0.33   $     0.66
              Diluted .............................   $    (1.18)   $     0.33   $     0.66

      The fair value for these options was estimated at the respective grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                         2000            1999           1998
                                                     ------------    ------------    ------------
      Expected volatility ........................        77%            66%             25%
      Expected dividend yield ....................         0%             0%              0%
      Expected life ..............................    2.5 years       2.5 years       2.5 years
      Risk-free interest rate ....................       5.95%          5.35%           5.21%

      The weighted average fair value and weighted average exercise price, respectively, of options granted where the exercise price was equal to the market price of the underlying stock at the grant date were $2.58 and $4.09 for the year ended September 30, 2000, $3.56 and $6.18 for the year ended September 30, 1999, and $2.29 and $10.65 for the year ended September 30, 1998. For purposes of the pro forma disclosures, the estimated fair value of options is amortized to pro forma compensation expense over the options' vesting periods.

      Warrants to purchase 201,252 shares of common stock were exercised in fiscal 1998. There were no warrants outstanding at September 30, 1999 and 2000.

NOTE 11. INCOME TAXES

      The income tax benefit is comprised of the following:

                                               YEAR ENDED SEPTEMBER 30,
                                        ----------------------------------------
                                           2000          1999           1998
                                        ----------     ----------     ----------
                                                     (IN THOUSANDS)
Current:
  Federal .........................     $    4,460     $    1,898     $    1,171
  State ...........................            255            108             67
                                        ----------     ----------     ----------
    Total .........................     $    4,715     $    2,006     $    1,238
                                        ==========     ==========     ==========

      The income tax benefit for fiscal 2000, 1999 and 1998 differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax benefit. The reasons for these differences were as follows:

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                      2000        1999        1998
                                                                    --------    --------    --------
                                                                             (IN THOUSANDS)
Computed income tax benefit at statutory rate ...................   $ 10,953    $  2,531    $  1,871
Increases in taxes resulting from:
  Nondeductible in-process research and development expenses ....     (2,333)       --          (700)
  Nondeductible losses in equity affiliates .....................     (3,524)       (633)       --
  Nondeductible goodwill amortization ...........................       (471)       --          --
  State income taxes, net of federal benefit ....................        255         108          67
  Other, net ....................................................       (165)       --          --
                                                                    --------    --------    --------
    Income tax benefit ..........................................   $  4,715    $  2,006    $  1,238
                                                                    ========    ========    ========

      The tax effect of significant temporary differences, which comprise the deferred tax liability, is as follows:

                                                                       SEPTEMBER 30,
                                                                    --------------------
                                                                      2000       1999
                                                                    --------    --------
                                                                       (IN THOUSANDS)
Deferred tax asset:
  Loss carryforward .................................................   $  2,823    $   --
Deferred tax liability:
  Estimated tax due on gain on disposal of discontinued operations ..     (5,629)       --
                                                                        --------    --------
    Net deferred tax liability ......................................   $ (2,806)   $   --
                                                                        ========    ========

NOTE 12. BENEFIT PLANS

      The Billing Concepts Corp. 401(k) Retirement Plan (the "Retirement Plan") was assumed by Platinum in connection with the Transaction. During 2000, employees who will continue to be employees of the Company subsequent to the Transaction were eligible to participate in the Retirement Plan (see Note 18). In November 2000, the Company established the Billing Concepts Corp. 401(k) Plan (the "Plan") for eligible employees of the Company. Generally, all employees of the Company who are at least 21 years of age and who have completed one-half year of service are eligible to participate in the Plan. The Plan is a defined contribution plan which provides that participants generally may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company will match a participant's salary deferral, up to 5% of a participant's compensation. The Company may make additional discretionary contributions.

      The Billing Concepts Corp. Employee Stock Purchase Plan ("ESPP"), which was established under the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, is offered to eligible employees of the Company. The

Company has reserved 2,000,000 shares of its common stock for issuance pursuant to the ESPP. The ESPP enables employees who have completed at least six months of continuous service with the Company to purchase shares of BCC's common stock at a 15% discount through voluntary payroll deductions. The purchase price is the lesser of 85% of the closing price of the common stock on the opening date of each participation period or 85% of the closing price of the common stock on the ending date of each participation period. The Company issued 46,000, 45,232 and 6,863 shares of its common stock in January, July and September 2000 pursuant to the ESPP at purchase prices of $4.99, $3.72 and $2.71, respectively. The Company issued 41,326 and 56,360 shares of its common stock in January and July 1999 pursuant to the ESPP at purchase prices of $8.55 and $6.06, respectively. The Company issued 14,659 and 27,561 shares of its common stock in January and July 1998 pursuant to the ESPP at purchase prices of $15.99 and $11.32, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

      A lawsuit was filed on December 31, 1998, in the United States District Court in San Antonio, Texas by an alleged stockholder of the Company against the Company and various of its officers and directors, alleging unspecified damages as a result of alleged false statements in various press releases prior to November 19, 1998. In September 1999, the U.S. District Court for the Western District of Texas entered an order and judgment dismissing the plaintiff's lawsuit. The plaintiff noticed an appeal of that decision on September 29, 1999. In November 2000, the United States Court of Appeals for the Fifth Circuit dismissed the appeal pursuant to a stipulation of the parties and settlement.

      As previously disclosed, the Company has been engaged in discussions with the staff of the Federal Trade Commission's ("FTC") Bureau of Consumer Protection regarding a proposed complaint by the FTC alleging potential liability arising primarily from the alleged cramming of charges for non-regulated telecommunication services by certain of its customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. These allegations relate to businesses conducted by the subsidiaries sold by the Company on October 23, 2000. Management cannot assess either the likelihood that this matter will have an adverse financial impact on the Company or the extent of any such impact.

      The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurs.

NOTE 14. RELATED PARTIES

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the years ended September 30, 2000 and 1999 was $252,000. The Company had a $50,000 note receivable bearing interest at 10.0% from an officer of the Company at September 30, 2000. The Company had a $69,000 note receivable bearing interest at 7.0% from an officer of the Company at September 30, 1999. On January 4, 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $70,000, in lieu of a cash bonus. On April 4, 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $133,000, in lieu of a cash bonus.

      On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the Chief Executive Officer of the Company. The restricted stock consists of 400,000 shares of Princeton common stock, which vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $0.3 million during fiscal 2000 as compensation expense related to the stock grant. The Company estimates it will recognize $0.5 million as compensation expense related to the stock grant in 2001.

      The Company chartered a jet airplane from a company associated with an officer/director of the Company. Under the terms of the charter agreement, the Company was obligated to pay annual minimum fees of $500,000 over the five years ending March 31, 2003 for such charter services. During the fourth quarter of 2000, the Company terminated this contract with no future obligations. During the years ended September 30, 2000 and 1999, the Company paid approximately $615,000 and $727,000, respectively, in fees related to this agreement.

      During 1999, the Company entered into an agreement to guarantee the terms of a lease of Princeton (see Note 5) for office space in Princeton, New Jersey. The terms of the lease require aggregate payments of approximately $10.7 million through December 2009. This guarantee terminates should Princeton raise $25 million of capital through a public offering. The Company does not believe it is probable that the lease guarantee will be exercised.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      In thousands, except per share amounts

                                                                                QUARTER ENDED
                                                             ------------------------------------------------------
                                                             SEPTEMBER 30,    JUNE 30,    MARCH 31,    DECEMBER 31,
                                                                  2000          2000        2000          1999
                                                             -------------    --------    ---------    ------------
Operating revenues .......................................   $         173    $    109    $      97    $         31
Loss from continuing operations ..........................          (2,342)     (3,572)      (5,046)         (5,343)
Net loss from continuing operations ......................          (5,544)     (5,929)     (10,003)         (5,103)
Net income (loss) from discontinued operations ...........          (1,010)     (3,128)      (3,870)          1,443
Net loss from disposal of discontinued operations ........          (9,277)       --           --              --
Net loss .................................................         (15,831)     (9,057)     (13,873)         (3,660)
Net loss from continuing operations per common share -
   basic and diluted .....................................   $       (0.13)   $  (0.14)   $   (0.26)   $      (0.14)
Net loss from discontinued operations per common share -
   basic and diluted .....................................   $       (0.02)   $  (0.08)   $   (0.10)   $       0.04
Net loss from disposal of discontinued operations per
   common share - basic and diluted ......................   $       (0.23)       --           --              --
Net loss per common share - basic and diluted ............   $       (0.38)   $  (0.22)   $   (0.36)   $      (0.10)

                                                                                QUARTER ENDED
                                                             ------------------------------------------------------
                                                             SEPTEMBER 30,    JUNE 30,    MARCH 31,    DECEMBER 31,
                                                                  1999          1999        1999          1998
                                                             -------------    --------    ---------    ------------
Operating revenues .......................................   $        --      $   --      $    --      $       --
Loss from continuing operations ..........................          (1,898)     (1,247)      (1,229)         (1,047)
Net loss from continuing operations ......................          (1,798)     (1,222)      (1,344)           (860)
Net income from discontinued operations ..................           2,478       3,509        7,195           7,864
Net income ...............................................             680       2,287        5,851           7,004
Net loss from continuing operations per common share -
   basic and diluted .....................................   $       (0.05)   $  (0.03)   $   (0.04)   $      (0.02)
Net income from discontinued operations per common share -
   basic and diluted .....................................   $        0.07    $   0.09    $    0.20    $       0.21
Net income per common share - basic and diluted ..........   $        0.02    $   0.06    $    0.16    $       0.19

NOTE 16. BUSINESS SEGMENTS

      Subsequent to the Transaction, the Company conducts operations in the Internet segment only. The Company's Internet segment provides Internet-based automated loan approval products to the financial services industries. In 2000, 1999 and 1998, the Company had no foreign operations. In addition, the Company had no single customer that accounted for more than 10% of the Company's consolidated operating revenues. The Company has an approximately 42.5% equity interest in Princeton, a privately held company specializing in comprehensive electronic bill presentment and payment services via the Internet and telephone to financial institutions and large businesses. The Company also has a 22% equity interest in CORE, a privately held company that develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information.

NOTE 17. SUMMARIZED FINANCIAL INFORMATION FOR UNCONSOLIDATED SUBSIDIARY

      The Company accounts for its investment in Princeton under the equity method. The Company's ownership percentage in Princeton was 42.5% and 24% as of September 30, 2000 and 1999, respectively. As the Company records the equity in net loss of Princeton on a three-month lag, the unaudited summarized financial information for Princeton as of June 30, 2000 is presented in the table below (in thousands).

                                             JUNE 30, 2000    JUNE 30, 1999
                                             -------------    -------------

      Current assets .....................   $      14,676    $       8,465
      Non-current assets .................          11,944            3,309
      Current liabilities ................          12,626           12,919
      Non-current liabilities ............           2,282              265


                                              FOR THE TWELVE MONTHS ENDED,
                                             ------------------------------
                                             JUNE 30, 2000    JUNE 30, 1999
                                             -------------    -------------
      Total revenues .....................   $       8,078    $       4,583
      Gross profit .......................           1,980            2,326
      Loss from operations ...............         (20,143)          (5,228)
      Net loss ...........................         (20,097)          (5,240)


      During the quarter ended September 30, 2000, Princeton completed a $34 million equity financing from a group of investors. The unaudited summarized financial information for Princeton as of September 30, 2000, which reflects the equity financing, is presented below (in thousands).

                                                           SEPTEMBER 30, 2000
                                                           ------------------
      Current assets ...................................   $           38,703
      Non-current assets ...............................               12,894
      Current liabilities ..............................               15,660
      Non-current liabilities ..........................                  185


      As an amendment to this 10-K, Princeton's full financial statements will be provided by March 2001.

NOTE 18. DISCONTINUED OPERATIONS

      The following table shows the balance sheets of the Transaction Processing and Software divisions, as they were reported as discontinued operations:

                                     ASSETS
                                                                                                               SEPTEMBER 30,
                                                                                                       ----------------------------
(IN THOUSANDS)                                                                                             2000           1999
                                                                                                       ------------    ------------
Current assets:
  Cash and cash equivalents ........................................................................   $    102,157    $    133,768
  Accounts receivable, net of allowance for doubtful accounts of $4,627 (2000) and $1,662 (1999) ...         27,173          42,834
  Purchased receivables ............................................................................         16,213          31,375
  Prepaids and other ...............................................................................          1,257           3,677
                                                                                                       ------------    ------------
         Total current assets ......................................................................        146,800         211,654
Property and equipment .............................................................................         52,242          45,648
  Less accumulated depreciation ....................................................................        (29,652)        (19,973)
                                                                                                       ------------    ------------
         Net property and equipment ................................................................         22,590          25,675
Other assets, net of accumulated amortization of $5,526 (2000) and $4,013 (1999) ...................         24,755           8,029
                                                                                                       ------------    ------------
         Total assets ..............................................................................   $    194,145    $    245,358
                                                                                                       ============    ============
                                   LIABILITIES
Current liabilities:
  Trade accounts payable ...........................................................................   $     15,926    $     21,298
  Accounts payable - billing customers .............................................................        104,856          90,089
  Accrued liabilities ..............................................................................         24,642          27,612
                                                                                                       ------------    ------------
         Total current liabilities .................................................................        145,424         138,999
Other liabilities ..................................................................................            292             692
Deferred income taxes ..............................................................................          1,643           1,971
                                                                                                       ------------    ------------
         Total liabilities .........................................................................   $    147,359    $    141,662
                                                                                                       ============    ============

      The following table shows the operating results of the Transaction Processing and Software divisions:

                                                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                     --------------------------------------------
(IN THOUSANDS)                                                                          2000            1999           1998
                                                                                     ------------    ------------    ------------
Transaction Processing revenues ..................................................   $    113,085    $    135,403    $    147,542
Software revenues ................................................................         31,522          45,921          28,481
                                                                                     ------------    ------------    ------------
  Total revenues .................................................................        144,607         181,324         176,023
Cost of revenues .................................................................        100,010         109,519         108,178
                                                                                     ------------    ------------    ------------
Gross profit .....................................................................         44,597          71,805          67,845
Selling, general and administrative expenses .....................................         34,911          29,996          19,696
Research and development .........................................................         11,763           5,725           3,277
Advance funding program income, net ..............................................         (1,856)         (3,673)         (7,793)
Depreciation and amortization expense ............................................         11,273           9,286           7,055
Special charges ..................................................................          1,216           1,529            --
                                                                                     ------------    ------------    ------------
Income (loss) from discontinued operations .......................................        (12,710)         28,942          45,610
Other income (expense):
  Interest income ................................................................          6,381           5,805           4,460
  Interest expense ...............................................................            (33)            (16)           (269)
  Other, net .....................................................................           (432)           (100)            244
                                                                                     ------------    ------------    ------------
     Total other expense, net ....................................................          5,916           5,689           4,435
                                                                                     ------------    ------------    ------------
Income (loss) from discontinued operations before income tax expense (benefit) ...         (6,794)         34,631          50,045
Income tax expense (benefit) .....................................................            229         (13,585)        (19,233)
                                                                                     ------------    ------------    ------------
Net loss from discontinued operations ............................................   $     (6,565)   $    (21,046)   $     30,812
                                                                                     ============    ============    ============

REVENUE RECOGNITION POLICIES

      The Company recognized revenue from its Transaction Processing services when records that were to be billed and collected by the Company were processed. Revenue from the sale of convergent billing systems, including the licensing of software rights, was recognized at the time the product was delivered to the customer, provided that the Company had no significant related obligations or collection uncertainties remaining. If there were significant obligations related to the installation or development of the system delivered, revenue was recognized in the period that the Company fulfilled the obligation. Services revenues related to the Software division were recognized in the period that the services were provided. The Company recorded bad debt expense of $6,801,000, $1,774,000 and $292,000 and recorded bad debt expense write-offs of $3,836,000, $486,000 and $56,000 to its allowance for doubtful accounts for 2000, 1999 and 1998, respectively,

LEASES

      The Company leased certain equipment and office space under operating leases for discontinued operations. Rental expense was $4,727,000, $3,918,000 and $2,948,000 for fiscal years 2000, 1999 and 1998, respectively. Under the terms of the Transaction, all leases associated with Transaction Processing and Software divisions were assumed by Platinum. The Company guaranteed two of the operating leases of the divested divisions. Management does not believe that the guarantee will be exercised.

ACQUISITIONS

      In October 1998, the Company acquired Expansion Systems Corporation ("ESC"), a privately held company headquartered in Glendale, California that develops and markets billing and registration systems to Internet Service Providers under its flagship products TOTALBILL and INSTANTREG. An aggregate of 170,000 shares of the Company's common stock was issued in connection with this transaction, which has been accounted for as a pooling of interests. The consolidated financial statements for periods prior to the combination have not been restated to include the accounts and results of operations of ESC due to the transaction not having a significant impact on the Company's prior period financial position or results of operations as none of ESC's assets, liabilities, revenues, expenses or income (loss) exceeded 2% of the Company's consolidated respective amounts as of or for any of the three years in the period ended September 30, 1998.

      In December 1998, the Company completed the merger of Communications Software Consultants, Inc. ("CommSoft") in consideration of 2,492,759 shares of the Company's common stock. CommSoft was a privately held, international software development and consulting firm specializing in the telecommunications industry. The business combination has been accounted for as a pooling of interests. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of CommSoft. The revenues and net income for CommSoft from October 1, 1998 to the date of the merger were approximately $3.8 million and $0.4 million, respectively.

      In April 2000, the Company completed the acquisition of Operator Service Company ("OSC"), a Lubbock, Texas-based provider of inbound directory assistance, interactive voice response and customer relationship management services to the telecommunications and consumer products industries. The Company acquired OSC through the issuance of 3.8 million shares of common stock, of which 0.7 million shares were held in escrow until achievement of a certain level of earnings. This acquisition is accounted for under the purchase method of accounting. Accordingly, the results of operations of OSC have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss per common share since the date of acquisition. A portion of the total purchase price of $19.2 million has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The additional balance of $17.1 million was recorded as goodwill and is being amortized over twenty years on a straight-line basis. In connection with the Transaction, the 0.7 million shares held in escrow were released.

SPECIAL CHARGES

      During the second quarter of fiscal 2000, the Company recognized special charges in the amount of $1.2 million related to severance related costs. During the third quarter of 2000, the Company recorded a $3.5 million charge related to the Software division. The charge was a result of the narrowing of various software product offerings, the refocusing of software development efforts and a reserve associated with a significant customer account.

Benefit Plans

     Participation in the Retirement Plan was offered to eligible employees of the Company. Generally, all employees of the Company who were 21 years of age or older and who had completed six months of service during which they worked at least 500 hours were eligible for participation in the Retirement Plan. The Retirement Plan was a defined contribution plan which provided that participants generally make voluntary salary deferral contributions, on a pretax basis, of between 1% and 15% of their compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments. The Company made matching contributions as a percentage determined annually of the first 5% of a participant's compensation contributed as salary deferral. The Company could have made additional discretionary contributions. No discretionary contributions were made in fiscal 2000, 1999 or 1998. During 2000, 1999 and 1998, the Company's matching contributions to this plan totaled approximately $894,000, $635,000 and $392,000, respectively.

NOTE 19. SUBSEQUENT EVENTS (UNAUDITED)

     In November 2000, the Board of Directors announced that the Company had completed the $10 million treasury stock repurchase program and approved an additional common stock repurchase program of up to $5 million. In December 2000, the Board of Directors announced that the Company had completed the $5 million treasury stock repurchase program and approved an additional common stock repurchase program of up to $10 million. Under the terms of the program, the Company may purchase common stock in the open market or in privately negotiated transactions. As of December 15, 2000, the Company had purchased $16.1 million, or 5.8 million shares, of treasury stock.

      In December 2000, the Board of Directors approved a change in the fiscal year of the Company from September 30 to December 31. This change becomes effective with the calendar year beginning January 1, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by this item is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The information required by this item is incorporated herein by reference from the information under the captions "Election of Directors" (Item 1 on proxy), "Board of Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Stockholders to be held on May 15, 2001 (the "Definitive Proxy Statement").

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

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS

2.1      -  Plan of Merger and Acquisition Agreement among BCC, CRM Acquisition
            Corp., Computer Resources Management, Inc., and Michael A. Harrelson dated effective June 1, 1997 (incorporated by reference from Exhibit
            2.1 to June 30, 1997, Form 10-Q)

2.2      -  Stock Purchase Agreement between Princeton TeleCom Corporation and
            BCC dated September 4, 1998 (incorporated by reference from Exhibit
            2.2 to September 30, 1998, Form 10-K)

2.3      -  Stock Purchase Agreement dated February 21, 2000, by and between BCC and Princeton eCom Corporation (incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K dated March 16, 2000)

3.1      -  Amended and Restated Certificate of Incorporation of BCC
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

3.2      -  Certificate of Designation of Series A Junior Participating
            Preferred Stock (incorporated by reference from Exhibit 3.2 to the Amendment No. 1 to BCC's Registration Statement on Form 10/A dated July 11, 1996)

3.3      -  Amended and Restated Bylaws of BCC (incorporated by reference from
            Exhibit 3.3 to September 30, 1998, Form 10-K)

4.1      -  Form of Stock Certificate of Common Stock of BCC (incorporated by reference from Exhibit 4.1 to March 31, 1998, Form 10-Q)

10.1     -  BCC's 1996 Employee Comprehensive Stock Plan, amended as of
            August 31, 1999 (incorporated by reference from Exhibit 10.8 to September 30, 1999, Form 10-K)

10.2     -  Form of Option Agreement between BCC and its employees under the
            1996 Employee Comprehensive Stock Plan (incorporated by reference from Exhibit 10.9 to September 30, 1998, Form 10-K)

10.3     -  Amended and Restated 1996 Non-Employee Director Plan of BCC, amended as of August 31, 1999 (incorporated by reference from Exhibit 10.10 to September 30, 1999, Form 10-K)

10.4     -  Form of Option Agreement between BCC and non-employee directors
            (incorporated by reference from Exhibit 10.11 to September 30, 1998, Form 10-K)

10.5     -  BCC's 1996 Employee Stock Purchase Plan, amended as of January 30,
            1998 (incorporated by reference from Exhibit 10.12 to September 30, 1998, Form 10-K)

10.6     -  BCC's Executive Compensation Deferral Plan (incorporated by reference from Exhibit 10.12 to the Post Effective Amendment No. 2 to the Company's Registration Statement on Form 10/A dated August 1,
            1996)

10.7     -  BCC's Executive Qualified Disability Plan (incorporated by reference from Exhibit 10.14 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11, 1996)

10.8     -  Office Building Lease Agreement dated July 12, 1996 between Medical
            Plaza Partners, Ltd. and Billing Concepts, Inc. (incorporated by reference from Exhibit 10.21 to the Post Effective Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 22,
            1996), as amended by First Amendment to Lease Agreement dated September 30, 1996 (incorporated by reference from Exhibit 10.31 to March 31, 1998, Form 10-Q), Second Amendment to Lease Agreement dated November 8, 1996 (incorporated by reference from Exhibit 10.32 to March 31, 1998, Form 10-Q), and Third Amendment to Lease Agreement dated January 24, 1997 (incorporated by reference from
            Exhibit 10.33 to March 31, 1998, Form 10-Q)

10.9     -  Put Option Agreement between BCC and Michael A. Harrelson dated effective June 1, 1997 (incorporated by reference from Exhibit 10.1 to June 30, 1997, Form 10-Q)

10.10    -  Employment Agreement dated January 15, 1999, between BCC and W.
            Audie Long, as amended (file herewith)

10.11    -  Amended and Restated Employment Agreement dated January 25, 1999, between BCC and Parris H. Holmes, Jr., as amended (filed herewith)

10.12    -  Employment Agreement dated August 30, 1999, between BCC and David P.
            Tusa (filed herewith)

10.13    -  Office Building Lease Agreement dated November 11, 1999 between
            Prentiss Properties Acquisition Partners, L.P. and Aptis, Inc. (incorporated by reference from Exhibit 10.33 to September 30, 1999, Form 10-K)

10.14    -  BCC's 401(k) Retirement Plan (filed herewith)

10.15    -  Agreement and Plan of Merger, dated as of September 15, 2000, among
            BCC, Billing Concepts, Inc., Enhanced Services Billing, Inc., BC Transaction Processing Services, Inc., Aptis, Inc., Operator Service Company, BC Holding I Corporation, BC Holding II Corporation, BC Holding III Corporation, BC Acquisition I Corporation, BC Acquisition II Corporation, BC Acquisition III Corporation and BC Acquisition IV Corporation (incorporated by reference from Exhibit
            2.1 to Current Report on Form 8-K dated September 15, 2000)

21.1     -  List of Subsidiaries (filed herewith)

23.1     -  Consent of Arthur Andersen LLP (filed herewith)

27.1     -  Financial Data Schedule (filed herewith)


      (b)   REPORTS ON FORM 8-K

            Form 8-K dated September 15, 2000, announcing the agreement to sell Billing Concepts, Inc., Enhanced Services Billing, Inc., BC Transaction Processing Services, Inc., Aptis, Inc. and Operator Service Company to Platinum Equity Holdings.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BILLING CONCEPTS CORP.

                                          By:/S/ PARRIS H. HOLMES, JR.
                                             Parris H. Holmes, Jr.
                                             CHAIRMAN OF THE BOARD AND
                                             CHIEF EXECUTIVE OFFICER

Date: December 21, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of December, 2000.

        SIGNATURE                                   TITLE
        ---------                                   -----
  /S/ PARRIS H. HOLMES, JR.       Chairman of the Board and Chief Executive
   Parris H. Holmes, Jr.             Officer (Principal Executive Officer)

    /S/ DAVID P. TUSA          Senior Vice President and Chief Financial Officer
      David P. Tusa                     (Principal Financial Officer)

     /S/ LEE COOKE
       Lee Cooke                                  Director

 /S/ WILLIAM H. CUNNINGHAM
  William H. Cunningham                           Director

   /S/ THOMAS G. LOEFFLER
    Thomas G. Loeffler                            Director