Form 10-K/A
period 2000-09-30
BILLING CONCEPTS CORP
filed 2001-01-29
CIK 1013706

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                   FORM 10-K/A

  |X|    AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2000
                                       OR
  |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from            to

                         Commission File Number: 0-28536

                             BILLING CONCEPTS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                        74-2781950
           (State of Incorporation)             (I.R.S. Employer
                                                Identification No.)

    7411 JOHN SMITH DRIVE, SUITE 200,                 78229
            SAN ANTONIO, TEXAS                     (Zip Code)
   (Address of Principal Executive Office)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

ELECTION OF ONE DIRECTOR

      The Company's Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws provide that the Board of Directors will consist of not less than three persons, the exact number to be fixed from time to time by the Board of Directors. The Board of Directors has fixed the authorized number of directors at six. Directors are divided into three classes, each of which has two members. Each class is elected for a term of three years, so that the term of office of one class of directors expires at every annual meeting.

      The Board of Directors has nominated one person for election as directors in the class whose term of office will expire at the Company's 2004 Annual Meeting of Stockholders or until his successor is elected and qualified. The nominee is Lee Cooke. The respective terms of the directors expire on the dates set forth below. If the nominee listed below is elected by the stockholders at the Annual Meeting, one vacancy will remain in the class whose term of office will expire at the 2004 annual meeting, which vacancy may be filled by the Board of Directors upon selection of a qualified candidate.

DIRECTOR WHOSE TERM EXPIRES AT
THE 2001 ANNUAL MEETING AND
NOMINEE FOR ELECTION FOR A TERM       POSITION AND OFFICES
EXPIRING AT THE 2004 ANNUAL MEETING     WITH THE COMPANY      AGE    DIRECTOR SINCE
-----------------------------------   --------------------    ---    --------------

Lee Cooke                             Director                56     May 13, 1996


DIRECTORS WHOSE TERMS EXPIRE          POSITION AND OFFICES
AT THE 2002 ANNUAL MEETING              WITH THE COMPANY      AGE    DIRECTOR SINCE
-----------------------------------   --------------------    ---    --------------

Parris H. Holmes, Jr.                 Chairman of the Board   57     May 13, 1996
                                      and Chief Executive
                                      Officer

William H. Cunningham                 Director                57     January 19, 2000


DIRECTORS WHOSE TERMS EXPIRE          POSITION AND OFFICES
AT THE 2003 ANNUAL MEETING              WITH THE COMPANY      AGE    DIRECTOR SINCE
-----------------------------------   --------------------    ---    --------------

Thomas G. Loeffler                    Director                54     August 21, 1996

J. Stephen Barley                     Director                44     December 27, 2000

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below is information with respect to each director and executive officer of the Company as of December 31, 2000. The executive officers are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any two directors or executive officers.

      NAME                          AGE                POSITION
      ------------------------      ---   --------------------------------------
      Parris H. Holmes, Jr.         57    Chairman of the Board and Chief
                                          Executive Officer

      David P. Tusa                 40    Senior Vice President, Chief Financial
                                          Officer and Corporate Secretary

      Kevin W. Nyland               41    Vice President - Investor Relations

      J. Stephen Barley             44    Director(1)(2)

      Lee Cooke                     56    Director(1)(2)

      William H. Cunningham         57    Director(1)(2)

      Thomas G. Loeffler            54    Director(1)(2)
      ------------------------
      (1)   Member of the Audit Committee
      (2)   Member of the Compensation Committee


      PARRIS H. HOLMES, JR. has served as Chairman of the Board and Chief Executive Officer of the Company since May 1996. Mr. Holmes served as both Chairman of the Board and Chief Executive Officer of USLD Communications Corp., formerly U.S. Long Distance Corp. ("USLD"), from September 1986 until August 1996, and served as Chairman of the Board of USLD until June 2, 1997. Prior to March 1993, Mr. Holmes also served as President of USLD. Mr. Holmes is also Chairman of the Board of Directors of Tanisys Technology, Inc., a developer, manufacturer and marketer of memory module test equipment. Mr. Holmes also serves as a Director of Sharps Compliance Corp., a provider of mail sharps disposal services for certain types of medical sharps (needles, syringes and razors) products. On December 18, 1996, the Commission filed a civil injunctive action in the United States District Court for the District of Columbia alleging that Mr. Holmes failed to timely file twelve reports regarding certain 1991 and 1992 transactions in the stock of USLD as required by Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Section 16(a) requires officers and directors of such companies to file reports with the Commission regarding their personal transactions in the securities of their company. Mr. Holmes settled this action on December 18, 1996, without admitting or denying the allegations of the complaint, by consenting to the entry of an injunction with respect to these requirements and paying a civil penalty of $50,000.

      DAVID P. TUSA, CPA, has served as Senior Vice President and Chief Financial Officer of the Company since August 1999. Mr. Tusa was Executive Vice President and Chief Financial Officer of U.S. Legal Support, Inc., a provider of litigation support services with over 36 offices in 7 states, from September 1997 to August 1999. Prior to this, Mr. Tusa served as Senior Vice President and Chief Financial Officer of Serv-Tech, Inc., a $300 million, publicly held provider of specialty services to industrial customers in multiple industries, from April 1994 through August 1997. Additionally, Mr. Tusa was with CRSS, Inc., a $600 million, publicly held diversified services company, from May 1990 through April 1994, most recently as Corporate Controller.

      KEVIN W. NYLAND has served as Vice President, Investor Relations of the Company since July 2000. Mr. Nyland was Assistant Vice President of Morgen-Walke Associates, one of the largest investor relations consulting firms in the U.S., from April 1999 to April 2000. Prior to this, from January 1998 to April 1999, Mr. Nyland was an executive search consultant for senior-level investor relations/public relations positions for high profile Internet clients. From January 1997 to December 1997 he was Director of Investor Relations for Mercury Interactive, a Nasdaq-listed leader in the the software testing tools market. Additionally, from January 1995 to January 1997, Mr. Nyland was Vice President of the Torrance Group, a New York-based investor relations/marketing firm.

      J. STEPHEN BARLEY has served as a Director of the Company since December 2000. Mr. Barley has been President of C.H.M. Consulting Inc., a private holding company based in British Columbia, Canada, providing business advice and financing to emerging technology companies, since August 1997. He also has served as President of Copper Valley Minerals, Ltd., a junior mining company located in Nevada, since June 1998. Mr. Barley was a securities and corporate finance lawyer with the law firm O'Neill & Company in Vancouver, B.C. from 1984 to 1997, where he was a partner from 1987 to 1997.

      LEE COOKE has served as a Director of the Company since May 1996 and was a Director of USLD from 1991 until July 1996. He has been President and Chief Executive Officer of Habitek International, Inc., a consulting firm creating new economy enterprises globally, since 1991. Mr. Cooke has been a director of Sharps Compliance Corp., formerly known as U.S. Medical Systems, Inc., since 1992 and served as Chairman of the Board, Chief Executive Officer and President of that company from 1992 until 1998, when the company was reorganized and the name changed to Sharps Compliance Corp., at which time Mr. Cooke resigned as an officer.

      WILLIAM H. CUNNINGHAM, PH.D., has served as a Director of the Company since January 2000. Dr. Cunningham has been Chancellor of The University of Texas System since September 1992. He was President of The University of Texas at Austin from 1985 to 1992. Dr. Cunningham also serves as a Director of Metamore Worldwide, Inc., Jefferson-Pilot Corporation and 32 funds in the John Hancock family of mutual funds and is an Advisory Director of Chase Bank of Texas (Austin), a division of Chase Manhattan Bank.

      THOMAS G. LOEFFLER has served as a Director of the Company since August 1996 and has been an attorney with the law firm of Arter & Hadden since June 1993. Prior to that time, Mr. Loeffler acted as a practicing attorney and consultant. Mr. Loeffler served as a member of Congress in the United States House of Representatives from 1979 to 1987. Mr. Loeffler serves as a Director of Triad Hospitals, Inc. and is Vice Chairman of the Board of Regents of The University of Texas System.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires that the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of the
Section 16(a) reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2000, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      A total of 1,300,000 shares of Common Stock are subject to the Company's 1996 Non-Employee Director Plan (the "Director Plan"). Pursuant to the terms of the Director Plan, upon election and re-election to the Board of Directors of the Company, each eligible director is granted an option to purchase 30,000 shares of Common Stock effective as of the date of such election or re-election, with vesting over a three-year period. In addition, the Company may grant discretionary options under the Director Plan. Pursuant to such authority to grant discretionary options, each outside member of the Board of Directors receives an annual stock option grant of 6,000 shares, vesting one year from the date of grant. However, for each quarterly meeting of the Board of Directors a non-employee director fails to attend, such director forfeits the rights to purchase 1,500 of the shares subject to such option.

EXECUTIVE COMPENSATION

      The following Summary Compensation Table sets forth certain information concerning compensation of the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers for fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                 COMPENSATION AWARDS
                                                                                 --------------------
                                                                                RESTRICTED  SECURITIES
 NAME AND PRINCIPAL          FISCAL    ANNUAL COMPENSATION       OTHER ANNUAL     STOCK     UNDERLYING    ALL OTHER
     POSITION                 YEAR    SALARY($)      BONUS($)   COMPENSATION($)  AWARDS($)  OPTIONS(#)  COMPENSATION($)
----------------------        ----   ----------     ----------  --------------- ----------  ---------- -----------------

PARRIS H. HOLMES, JR          2000   $389,421(1)    $200,000(2)   $155,923(3)        0       233,333   $527,135(4)
CHAIRMAN OF THE BOARD AND     1999   $374,998(1)    $200,000(2)   $ 46,772(5)        0       300,000   $165,123(6)
CHIEF EXECUTIVE OFFICER       1998   $372,113(1)           0      $ 51,533(7)        0       275,000   $150,014(8)

KELLY E. SIMMONS              2000   $ 57,885(9)    $ 70,422(2)          0           0             0   $430,000(10)
EXECUTIVE VICE PRESIDENT;     1999   $185,000       $145,422(2)   $ 26,438(11)       0       200,000   $  9,278(12)
PRESIDENT & CHIEF OPERATING   1998   $185,961              0      $ 18,879           0       120,000   $  7,152(13)
OFFICER OF APTIS, INC

W. AUDIE LONG                 2000   $198,923(14)   $133,162(2)   $ 55,160(15)       0        31,000   $ 22,384(16)
SENIOR VICE PRESIDENT,        1999   $180,000              0      $ 14,457           0        85,000   $ 11,494(17)
GENERAL COUNSEL AND           1998   $114,231(18)          0             0           0        30,000   $  7,104(19)
CORPORATE SECRETARY

DAVID P. TUSA                 2000   $181,731(20)          0      $ 56,495(21)       0         6,667   $ 12,125(22)
SENIOR VICE PRESIDENT         1999   $ 10,096(23)          0      $  6,250           0       150,000          0
AND CHIEF FINANCIAL OFFICER   1998        N/A            N/A           N/A         N/A           N/A        N/A

PAUL L. GEHRI                 2000   $170,769(24)          0      $  4,795           0        75,000   $ 13,032(25)
SENIOR VICE PRESIDENT OF      1999   $163,125(26)          0      $  4,418           0       125,000   $  8,446(27)
SALES & MARKETING             1998   $177,000(26)          0      $ 14,506           0        60,000   $  7,258(28)

-------------------
(1) Represents total amount paid to Mr. Holmes for payrolls during the respective year indicated, based on an annual salary of $385,000 for 2000 and 1999 and $375,000 for 1998.

(2) Represents a bonus earned in the prior fiscal year but paid in the fiscal year indicated.

(3) Includes $130,894 reimbursed to Mr. Holmes during fiscal 2000 for the payment of certain taxes.

(4) Represents $15,500 in 401(k) Retirement Plan contributions, $20,771 in deferred compensation contributions and $172,000 in life insurance premiums made or paid on behalf of Mr. Holmes during fiscal 2000, $318,864.36 paid to Mr. Holmes during fiscal 2000 for surrender value of life insurance policies.

(5) Includes $11,722 reimbursed to Mr. Holmes during fiscal 1999 for the payment of certain taxes.

(6) Represents $5,000 in 401(k) Retirement Plan contributions, $16,872 in deferred compensation contributions and $143,251 in life insurance premiums made or paid on behalf of Mr. Holmes during fiscal 1999.

(7) Includes $31,269 reimbursed to Mr. Holmes during fiscal 1998 for the payment of certain taxes.

(8) Represents $5,000 in 401(k) Retirement Plan contributions, $18,660 in deferred compensation contributions and $126,354 in life insurance premiums made or paid on behalf of Mr. Holmes during fiscal 1998.

(9) Represents total amount paid to Mr. Simmons for payrolls from October 1, 1999 through January 7, 2000 based on an annual salary of $215,000.

(10) Represents total amount paid to Mr. Simmons for contractual severance in conjunction with his January 7, 2000 resignation.

(11) Includes $5,062 reimbursed to Mr. Simmons during fiscal 1999 for the payment of certain taxes.

(12) Represents $4,004 in 401(k) Retirement Plan contributions and $5,274 in deferred compensation contributions made on behalf of Mr. Simmons during fiscal 1999.

(13) Represents $4,056 in 401(k) Retirement Plan contributions and $3,096 in deferred compensation contributions made on behalf of Mr. Simmons during fiscal 1998.

(14) Represents total amount paid to Mr. Long for payrolls during fiscal 2000 based on an annual salary of $192,000; includes $6,753 paid to Mr. Long under the Disability Plan.

(15) Includes $40,471 reimbursed to Mr. Long during fiscal 2000 for the payment of certain taxes.

(16) Represents $8,438 in 401(k) Retirement Plan contributions and $13,946 in deferred compensation contributions made on behalf of Mr. Long during fiscal 2000.

(17) Represents $3,946 in 401(k) Retirement Plan contributions and $7,548 in deferred compensation contributions made on behalf of Mr. Long during fiscal 1999.

(18) Amount shown reflects Mr. Long's salary from February 1, 1998, the beginning date of his employment with the Company, through the end of fiscal 1998.

(19) Represents deferred compensation contributions made on behalf of Mr. Long during fiscal 1998.

(20) Represents total amount paid to Mr. Tusa for payrolls during fiscal 2000 based on an annual salary of $175,000.

(21) Includes $37,290 reimbursed to Mr. Tusa during fiscal 2000 for the payment of certain taxes.

(22) Represents $4,375 in 401(k) Retirement Plan contributions and $7,750 in deferred compensation contributions made on behalf of Mr. Tusa during fiscal 2000.

(23) Amount shown reflects Mr. Tusa's salary from August 30, 1999, the beginning date of his employment with the Company, through the end of fiscal 1999.

(24) Represents total amount paid to Mr. Gehri for payrolls during fiscal 2000 based on an annual salary of $165,000.

(25) Represents $7,632 in 401(k) Retirement Plan contributions and $5,400 in deferred compensation contributions made on behalf of Mr. Gehri during fiscal 2000.

(26)  Includes commissions paid to Mr. Gehri.

(27) Represents $4,996 in 401(k) Retirement Plan contributions and $3,450 in deferred compensation contributions made on behalf of Mr. Gehri during fiscal 1999.

(28) Represents $4,258 in 401(k) Retirement Plan contributions and $3,000 in deferred compensation contributions made on behalf of Mr. Gehri during fiscal 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

      The following table sets forth, as of the dates indicated, certain information with respect to the Common Stock beneficially owned by persons who are known to the Company to be the beneficial owners of more than five percent (5%) of the Common Stock. Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission (the "Commission") to mean generally the power to vote or dispose of shares, regardless of any economic interest therein. The persons listed have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

                                         AMOUNT AND NATURE
                                           OF BENEFICIAL
NAME AND ADDRESS                            OWNERSHIP           PERCENT
----------------------------             -----------------      -------
Michael R. Smith                           2,307,691(1)           6.5%
5302 Avenue Q
Lubbock, Texas 79412

Becker Capital Management, Inc.            2,112,300(2)           5.9%
1211 Southwest Fifth Avenue, Suite 2185
Portland, Oregon 97204

----------------------------
(1) Based on record ownership as of December 31, 2000 and a total of 35,652,560 shares of Common Stock issued and outstanding on December 31, 2000.
(2) Based on information provided by The Nasdaq Stock Market, Inc. for record ownership as of September 30, 2000 (the most recent date for which information is available to the Company) and a total of 35,652,560 shares of Common Stock issued and outstanding on December 31, 2000.

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth, as of December 31, 2000, certain information with respect to the Company's Common Stock beneficially owned by each of its directors and nominees for director, each executive officer named in the Summary Compensation Table and all of its directors and executive officers as a group. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

                                                         AMOUNT AND NATURE
                                                           OF BENEFICIAL
         NAME                                               OWNERSHIP(1)                 PERCENT  OF CLASS(2)
         ----                                              -------------                 --------------------
      Parris H. Holmes, Jr.                                  1,482,035(3)                       4.2%
      W. Audie Long(4)                                         580,000(5)                       1.6%
      David P. Tusa                                             95,417(6)                         *
      Kelly E. Simmons(7)                                      644,628(8)                       1.8%
      Paul L. Gehri(9)                                         155,946(10)                        *
      J. Stephen Barley                                         36,000(11)                        *
      Lee Cooke                                                327,366(12)                        *
      William H. Cunningham                                     14,500(13)                        *
      Thomas G. Loeffler                                       124,000(14)                        *
      All executive officers and directors as a              3,459,892(15)                      9.7%
         group (11 persons, including the executive
         officers and directors listed above)

*        Represents less than 1% of the issued and outstanding shares of Common
         Stock.

(1) Information with respect to beneficial ownership is based upon information furnished by each director or officer of the Company or contained in filings made with the Commission. With the exception of shares that may be acquired by employees pursuant to the Employee Stock Purchase Plan and/or the 401(k) Retirement Plan, the amount of beneficial ownership includes shares subject to acquisition within 60 days by such person or group.

(2) Based on a total 35,652,560 shares of Common Stock issued and outstanding on December 31, 2000.

(3) Includes 1,240,000 shares that Mr. Holmes has the right to acquire upon the exercise of stock options, exercisable within 60 days, 230,000 shares that Mr. Holmes personally acquired, 3,500 shares that Mr. Holmes held in an individual retirement account, 291 shares that Mr. Holmes held in his 401(k) Retirement Plan account and 8,244 shares that Mr. Holmes held in his Employee Stock Purchase Plan account at December 31, 2000.

(4) Mr. Long resigned as an officer of the Company and its wholly owned subsidiaries on January 15, 2001.

(5) Includes 396,000 shares that Mr. Long has the right to acquire upon exercise of stock options, exercisable within 60 days.

(6) Represents shares that Mr. Tusa has the right to acquire upon exercise of stock options, exercisable within 60 days.

(7) Mr. Simmons' last date of employment as an officer of the Company was on January 7, 2000.

(8) Represents 600,000 shares that Mr. Simmons has the right to acquire upon exercise of stock options, 38,000 shares that Mr. Simmons personally acquired and 6,628 shares that Mr. Simmons held in his Employee Stock Purchase Plan account at January 7, 2000.

(9) Mr. Gehri resigned as an officer of the Company and certain of its wholly owned subsidiaries on October 23, 2000, the effective date of the sale of the Company's Transaction Processing and Aptis Software divisions to Platinum Equity Holdings.

(10) Includes 150,416 shares that Mr. Gehri has the right to acquire upon exercise of stock options, exercisable within 60 days, and 3,934 shares that Mr. Gehri held in his Employee Stock Purchase Plan account at December 31, 2000.

(11) Includes 36,000 shares that Mr. Barley has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(12) Includes 321,406 shares that Mr. Cooke has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(13) Represents 14,500 shares that Mr. Cunningham has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(14) Includes 119,000 shares that Mr. Loeffler has the right to acquire upon the exercise of stock options, exercisable within 60 days.

(15) Includes 2,972,739 shares that the 11 directors and executive officers have the right to acquire upon exercise of stock options, exercisable within 60 days, 3,500 shares held in an individual retirement account, 291 shares that such executive officers held in their respective 401(k) Retirement Plan accounts and 18,806 shares that such executive officers held in their respective Employee Stock Purchase Plan accounts at December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the Chief Executive Officer of the Company. The restricted stock consists of 400,000 shares of Princeton common stock, which vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $0.3 million during fiscal 2000 as compensation expense related to the stock grant. The Company estimates it will recognize $0.5 million as compensation expense related to the stock grant in 2001. Princeton eCom Corporation is a privately held company of which the Company owns approximately 42.5%.

      During fiscal 2000, the Company chartered a jet airplane from a company associated with Parris H. Holmes, Jr., Chairman of the Board and Chief Executive Officer of the Company. Under the terms of the charter agreement, the Company was obligated to pay annual minimum fees of $500,000 over the five years ending March 31, 2003 for such charter services. During the fiscal year ended September 30, 2000, the Company paid approximately $615,000 in fees related to this agreement. During the fourth quarter of 2000, the Company terminated this contract with no future obligations.

      On December 16, 1999, the Company made a $130,000 loan, with interest accruing at the rate of 8% per annum, to W. Audie Long, Senior Vice President, General Counsel and Corporate Secretary of the Company until his resignation on January 15, 2001. The largest aggregate amount of indebtedness outstanding for this loan (including interest) during fiscal 2000 was $133,162. This principal and accrued interest, aggregating $13,162, were forgiven by the Company in April 2000 in lieu of a cash bonus earned in fiscal 1999.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BILLING CONCEPTS CORP.
                                  (Registrant)

Date: January 26, 2001                      By: /s/ DAVID P. TUSA
                                                    David P. Tusa
                                                    SENIOR VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER
                                                    (Duly authorized and
                                                    principal financial officer)