Form 10-Q
period 2000-12-31
BILLING CONCEPTS CORP
filed 2001-02-02
CIK 1013706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

|_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended
                                       or

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from October 1, 2000 to December 31, 2000

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

      Indicated below is the number of shares outstanding of the registrant's only class of common stock at February 1, 2001:

                                            NUMBER OF SHARES
                TITLE OF CLASS                OUTSTANDING
                --------------              ----------------
                Common Stock, $.01 par value    35,652,560

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I    FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets - December 31, 2000 and September 30, 2000...    3
          Condensed Consolidated Statements of Operations - For the Quarters Ended
              December 31, 2000 and 1999.....................................................    4
          Condensed Consolidated Statements of Cash Flows - For the Quarters Ended
              December 31, 2000 and 1999.....................................................    5
          Notes to Interim Condensed Consolidated Financial Statements.......................    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.......................................................................   11
Item 3.   Quantitative and Qualitative Disclosure about Market Risk..........................   13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................   14
Item 6.   Exhibits and Reports on Form 8-K...................................................   14

SIGNATURE....................................................................................   15

                          PART I FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                                           2000             2000
                                                                                       -------------    -------------
Current assets:
 Cash and cash equivalents .........................................................   $      36,478    $        (156)
 Accounts receivable, net ..........................................................           3,427            5,013
 Prepaids and other ................................................................             254              224
 Net current assets from discontinued operations ...................................            --              1,376
                                                                                       -------------    -------------
   Total current assets ............................................................          40,159            6,457
Property and equipment, net ........................................................             723              620
Other assets, net ..................................................................           6,775            6,784
Investments in equity affiliates ...................................................          33,519           37,832
Net non-current assets from discontinued operations ................................            --             45,410
                                                                                       -------------    -------------
   Total assets ....................................................................   $      81,176    $      97,103
                                                                                       =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...........................................................   $          95    $          74
  Accrued liabilities ..............................................................           1,564              609
  Accrued income taxes .............................................................           2,525            2,806
  Net current liabilities from discontinued operations .............................           3,521             --
                                                                                       -------------    -------------
   Total current liabilities .......................................................           7,705            3,489
Other liabilities ..................................................................             741              569
                                                                                       -------------    -------------
   Total liabilities ...............................................................           8,446            4,058
Commitments and contingencies (see Note 6)
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or
  outstanding at December 31 or September 30 .......................................            --               --
 Common stock, $0.01 par value, 75,000,000 shares authorized; 42,506,960 shares issued and 35,652,560 shares outstanding at December 31; 41,732,632 shares issued
  and 41,227,832 shares outstanding at September 30 ................................             425              417
Additional paid-in capital .........................................................          90,403           88,819
Retained earnings ..................................................................             706            5,792
Deferred compensation ..............................................................             (49)             (82)
Treasury stock, at cost, 6,854,400 shares at December 31; 504,800 shares at
  September 30 .....................................................................         (18,755)          (1,901)
                                                                                       -------------    -------------
   Total stockholders' equity ......................................................          72,730           93,045
                                                                                       -------------    -------------
      Total liabilities and stockholders' equity ...................................   $      81,176    $      97,103
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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      QUARTER ENDED
                                                                                       DECEMBER 31,
                                                                                ------------------------
                                                                                   2000          1999
                                                                                ----------    ----------
Operating revenues ..........................................................   $      163    $       31
Cost of revenues ............................................................          153            34
                                                                                ----------    ----------
Gross profit (loss) .........................................................           10            (3)
Selling, general and administrative expenses ................................        1,882         1,999
Research and development ....................................................         --           1,370
Depreciation and amortization expense .......................................          444           271
Special charges .............................................................         --           1,700
                                                                                ----------    ----------
Loss from continuing operations .............................................       (2,316)       (5,343)
Other income (expense):
  Interest income, net ......................................................          536             3
  Equity in net loss of equity affiliates ...................................       (4,220)       (1,018)
  Consulting income .........................................................          625          --
  Other, net ................................................................            8            (3)
                                                                                ----------    ----------
    Total other expense, net ................................................       (3,051)       (1,018)
                                                                                ----------    ----------
Loss from continuing operations before income tax benefit ...................       (5,367)       (6,361)
Income tax benefit ..........................................................          281         1,258
                                                                                ----------    ----------
Net loss from continuing operations .........................................       (5,086)       (5,103)
Discontinued operations:
  Net income from discontinued operations, net of income tax expense of $1,197        --           1,443
                                                                                ----------    ----------
Net loss ....................................................................   $   (5,086)   $   (3,660)
                                                                                ==========    ==========
Basic and Diluted:
  Net loss from continuing operations per common share ......................   $    (0.13)   $    (0.14)
  Net income from discontinued operations per common share ..................         --            0.04
                                                                                ----------    ----------
  Net loss per common share .................................................   $    (0.13)   $    (0.10)
                                                                                ==========    ==========
Weighted average common shares outstanding ..................................       38,737        38,061
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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               QUARTER ENDED
                                                                                                DECEMBER 31,
                                                                                         ------------------------
                                                                                            2000          1999
                                                                                         ----------    ----------
Cash flows from operating activities:
  Net loss from continuing operations ................................................   $   (5,086)   $   (5,103)
  Adjustments to reconcile net loss from continuing operations to net cash provided by
   (used in)operating activities:
     Depreciation and amortization ...................................................          444           271
     Equity in net loss of equity affiliates .........................................        4,220         1,018
     Noncash special charges .........................................................         --           1,700
     Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable .....................................        1,586          (527)
      Increase in prepaids and other .................................................          (30)         (160)
      Increase in accounts payable ...................................................           21           416
      Increase in accrued liabilities ................................................          674           208
      Increase (decrease) in other liabilities and other noncash items ...............         (436)           25
                                                                                         ----------    ----------
Net cash provided by (used in) continuing operating activities .......................        1,393        (2,152)
Net cash provided by discontinued operating activities ...............................         --           5,633
                                                                                         ----------    ----------
   Net cash provided by operating activities .........................................        1,393         3,481

Cash flows from investing activities:
  Purchases of property and equipment ................................................         (185)         --
  Proceeds from disposal of operating companies ......................................       52,500          --
  Purchase of FIData, Inc., net of cash acquired .....................................         --          (4,264)
  Other investing activities .........................................................         (220)           58
                                                                                         ----------    ----------
Net cash provided by (used in) investing activities ..................................       52,095        (4,206)

Cash flows from financing activities:
  Proceeds from issuance of common stock .............................................         --              30
  Purchases of treasury stock ........................................................      (16,854)         --
                                                                                         ----------    ----------
Net cash (used in) provided by financing activities ..................................      (16,854)           30
                                                                                         ----------    ----------
Net increase (decrease) in cash and cash equivalents .................................       36,634          (695)

Cash and cash equivalents, beginning of period .......................................         (156)          239
                                                                                         ----------    ----------
Cash and cash equivalents, end of period .............................................   $   36,478    $     (456)
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

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The interim condensed consolidated financial statements included herein have been prepared by Billing Concepts Corp. ("BCC") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified for comparative purposes.

      On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings ("Platinum") of Los Angeles, California (the "Transaction"). Total consideration consisted of $52.5 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million. At this time, management cannot assess the probability of the divested divisions achieving the revenue targets. In addition, the Company will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which are included in other income (expense) as consulting income. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Pursuant to the Transaction agreement, the Company will change its name and Nasdaq National Market symbol prior to May 31, 2001.

      In December 2000, the Board of Directors approved a change in the fiscal year end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 2001. The quarter ended December 31, 2000, represents the three-month transition period between fiscal years 2000 and 2001.

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

NOTE 2. EARNINGS PER SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. As the Company had a net loss for the quarters ended December 31, 2000 and 1999, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. If the Company would have had net income for the quarters ended December 31, 2000 and 1999, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of options for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      For the quarter ended December 31, 2000, certain options to purchase 8,122,000 shares of common stock at prices ranging from $2.63 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options to purchase 832,000 shares of common stock at prices ranging from $1.98 to $2.56 per share which were excluded as they were antidilutive for the losses incurred for the quarter ended December 31, 2000.

      For the quarter ended December 31, 1999, certain options to purchase 5,454,000 shares of common stock at prices ranging from $5.71 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options to purchase 2,704,000 shares of common stock at prices ranging from $1.98 to $5.25 per share which were excluded as they were antidilutive for the losses incurred for the quarter ended December 31, 1999.

NOTE 3. OTHER ASSETS

      Other assets is comprised of the following:

                                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                                  2000            2000
                                                                              -------------   -------------
                                                                                    (In thousands)
      Goodwill - FIData, Inc., net of accumulated amortization of $1,717 at
       December 31, 2000 and $1,348 at September 30, 2000 .................   $       5,652   $       6,016
      Executive deferred compensation assets ..............................             670             569
      Other non-current assets ............................................             453             199
                                                                              -------------   -------------
            Total other assets ............................................   $       6,775   $       6,784
                                                                              =============   =============

NOTE 4. INVESTMENTS IN EQUITY AFFILIATES

      Investments in equity affiliates is comprised of the following:

                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                    2000             2000
                                                                -------------    -------------
                                                                        (In thousands)
      Equity investment in Princeton eCom Corporation:
        Cash investments ....................................   $      50,919    $      50,919
        In-process research and development costs ...........          (4,465)          (4,465)
        Amortization and equity loss pick-up ................         (15,435)         (11,545)
        Other ...............................................            (342)            (244)
                                                                -------------    -------------
         Net equity investment in Princeton eCom Corporation           30,677           34,665

      Equity investment in COREINTELLECT, Inc.:
        Cash investments ....................................           6,000            6,000
        In-process research and development costs ...........          (2,500)          (2,500)
        Amortization and equity loss pick-up ................            (663)            (333)
        Other ...............................................               5             --
                                                                -------------    -------------
          Net equity investment in COREINTELLECT, Inc. ......           2,842            3,167
                                                                -------------    -------------
            Total investments in equity affiliates ..........   $      33,519    $      37,832
                                                                =============    =============

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. ACQUISITIONS AND INVESTMENTS

      In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in privately-held COREINTELLECT, Inc. ("CORE"), giving the Company an approximate 22% equity ownership stake, assuming conversion of the voting preferred stock. This investment is accounted for under the equity method. Based in Dallas, Texas, CORE develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. During 2000, the Company expensed $2.5 million of in-process research and development costs acquired in connection with this equity investment.

      In March 2000, the Company increased its ownership percentage in Princeton eCom Corporation ("Princeton") with an additional $33.5 million equity investment, which consists of $27.0 million of convertible preferred stock and $6.5 million of common stock. The Company expensed $2.5 million of in-process research and development in connection with this additional equity investment. In June 2000, under the terms of a Convertible Promissory Note, the Company advanced $5.0 million to Princeton. During the quarter ended September 30, 2000, the Convertible Promissory Note was converted into shares of Princeton's preferred stock, which are convertible into 1,111,111 shares of Princeton's common stock. The Company's ownership percentage in Princeton at December 31, 2000, was approximately 42.4%.

      In November 1999, the Company completed the acquisition of FIData, Inc. ("FIData"), an Austin, Texas-based company that provides Internet-based automated loan approval products to the financial services industries. The total consideration for the acquisition of FIData was approximately $4.2 million in cash and debt assumption and 1,100,000 shares of the Company's common stock. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss per common share since the date of acquisition. Approximately $7.4 million was recorded as goodwill and other intangibles and is being amortized on a straight-line basis over five years. The remaining balance of $1.7 million was expensed as acquired in-process research and development during the quarter ended December 31, 2000 (see Note 9).

      In connection with the acquisition of FIData and the investments in Princeton and CORE, the Company acquired certain intangible assets, including goodwill and in-process research and development. In connection with these allocations, the Company expensed $1.7 million of the purchase price for FIData and $2.5 million of each of its equity investments in Princeton and CORE as in-process research and development. In performing these allocations, the Company considered the respective company's research and development projects in-process at the date of acquisition, among other factors such as the stage of development of the technology at the time of investment, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. TREASURY STOCK

      In February 2000, the Company's Board of Directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company could purchase up to a total of $10.0 million of Company common stock in the open market or in privately negotiated transactions. In November and December 2000, the Board of Directors approved additional common stock repurchase programs, which allow the Company to cumulatively purchase up to a total of $25.0 million. As of December 31, 2000, the Company had purchased $18.8 million, or 6.9 million shares, of treasury stock.

                     BILLING CONCEPTS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. RELATED PARTY TRANSACTIONS

      From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers was $0 and $252,000, during the quarters ended December 31, 2000 and 1999, respectively. On January 4, 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $70,000, in lieu of a cash bonus. On April 4, 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $133,000, in lieu of a cash bonus.

      On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the Chief Executive Officer of the Company. The restricted stock consists of 400,000 shares of Princeton common stock, which vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $0.2 million during the quarter ended December 31, 2000, as compensation expense related to the stock grant. The Company estimates it will recognize $0.6 million as compensation expense related to the stock grant in 2001.

NOTE 9. SPECIAL CHARGES

      During the quarter ended December 31, 1999, the Company recognized a $1.7 million special charge related to the in-process research and development costs acquired in connection with the acquisition of FIData (see Note 5).

NOTE 10. SUBSEQUENT EVENTS

      In January 2001, the Company transferred $15.0 million of cash into a fixed income portfolio. The fixed income portfolio consists of available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, unrealized holding gains and losses will be excluded from earnings and reported in a separate component of stockholders' equity.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following is a discussion of the consolidated financial condition and results of operations for Billing Concepts Corp. ("BCC") and subsidiaries (collectively referred to as the "Company"), as of and for the quarters ended December 31, 2000 and 1999. It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended September 30 and references to quarterly periods refer to the Company's fiscal quarter ended December 31.

RESULTS OF OPERATIONS

      The Company's revenues are derived primarily from its wholly owned subsidiary FIData, Inc. ("FIData"), acquired in November 1999. FIData provides Internet-based automated loan approval products to the financial services industries. The Company has an equity interest in Princeton eCom Corporation ("Princeton"), which offers electronic bill presentment and payment services via the Internet and telephone. As of December 31, 2000, the Company's ownership percentage in Princeton was approximately 42.4%. During the second quarter of 2000, the Company purchased a 22% equity interest in COREINTELLECT, Inc. ("CORE"), which provides Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information.

      On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings ("Platinum") of Los Angeles, California (the "Transaction"). Total consideration consisted of $52.5 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million. At this time, management cannot assess the probability of the divested divisions achieving the revenue targets. In addition, the Company will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which are included in other income (expense) as consulting income. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

CONTINUING OPERATIONS

      Total revenues for the quarter ended December 31, 2000 were $163,000, compared to $31,000 in the quarter ended December 31, 1999. The increase in total revenues from the prior year quarter was due to the acquisition of

FIData in November 1999 and an increase in the number of customers.

      Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the quarter ended December 31, 2000 were $1.9 million compared to $2.0 million in the quarter ended December 31, 1999. SG&A expenses as a percentage of revenues decreased from the prior year periods primarily due to a reduction in expenditures and an increase in revenues.

      Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in development and related expenses. R&D expenses were $0 million and $1.4 million in the quarters ended December 31, 2000 and 1999, respectively. The R&D expenses incurred during the quarter ended December 31, 1999, were related to the development of a financial services website, which was suspended during the third quarter of fiscal year 2000.

      Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, leasehold improvements, goodwill and other intangibles. Depreciation and amortization expenses were $0.4 million in the quarter ended December 31, 2000 compared to $0.3 million in the quarter ended December 31, 1999. The increase in depreciation and amortization expenses from the prior year period is primarily attributable to the amortization of intangibles acquired in connection with the acquisition of FIData in November 1999.

      Net other expense of $3.1 million in the quarter ended December 31, 2000 compares to net other expense of $1.0 million in the quarter ended December 31, 1999. The increase in net other expense from the prior year period is primarily due to the Company's equity in the net loss of Princeton and CORE of $4.2 million for the quarter ended December 31, 2000, compared to $1.0 million for the quarter ended December 31, 1999. The net other expense for the quarter ended December 31, 2000, also includes consulting income of $0.6 million from Platinum.

      The Company's effective tax rate was 5.2% and 19.8% in the quarters ended December 31, 2000 and 1999, respectively. The Company's effective income tax benefit was lower than the federal statutory benefit due to certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes.

      The Company reported a net loss from continuing operations of $5.1 million for both quarters ended December 31, 2000 and 1999. The net loss for the quarter ended December 31, 1999 includes special charges of $1.7 million in FIData in-process research and development.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $36.5 million at December 31, 2000 from a cash deficit of $0.1 million at September 30, 2000. This increase is primarily related to the $52.5 million received from Platinum in connection with the Transaction, net of treasury stock purchases. The Company's working capital position increased to $32.5 million at December 31, 2000, from $3.0 million at September 30, 2000. The increase in the working capital was primarily attributable to the increase in the cash balance. In January 2001, the Company transferred $15.0 million of cash into a fixed income portfolio. Net cash provided by operating activities was $1.4 million in the quarter ended December 31, 2000 as compared to net cash used in operating activities of $2.2 million in the quarter ended December 31, 1999.

      Capital expenditures amounted to approximately $0.2 million in the quarter ended December 31, 2000 and related primarily to the purchase of computer equipment and software. The Company anticipates capital expenditures before acquisitions, if any, of approximately $0.6 million during fiscal year 2001, largely related to expenditures for furniture, fixtures, leasehold improvements, computer software and hardware upgrades. The Company believes that it will be able to fund expenditures with cash on hand.

      In November 1999, the Company completed the acquisition of FIData, a company located in Austin, Texas that provides Internet-based automated loan approval products to the financial services industries. The total consideration for the acquisition was approximately $4.2 million in cash and debt assumption and 1,100,000 shares of the Company's common stock. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss from continuing operations per common share since the date of acquisition. Approximately $7.4 million was recorded as goodwill and other intangibles and is included in other assets. During the quarter ended December 31, 2000, the Company expensed $1.7 million of in-process R&D acquired in connection with this acquisition.

      In March 2000, the Company increased its ownership percentage in Princeton with an additional $33.5 million equity investment, which consisted of $27.0 million of convertible preferred stock and $6.5 million of common stock. In connection with this investment, the Company expensed $2.5 million of in-process R&D costs during 2000. In June 2000, under the terms of a Convertible Promissory Note, the Company advanced $5.0 million to Princeton. In the quarter ended September 30, 2000, the Convertible Promissory Note was converted into shares of Princeton preferred stock, which is convertible into 1,111,111 shares of Princeton common stock. The Company's ownership percentage in Princeton at December 31, 2000, was approximately 42.4%. The Company anticipates additional equity investments in Princeton as Princeton positions itself for further growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 2000, because the Company's intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           None.

      (b)  Current Reports on Form 8-K:

                  Form 8-K dated October 23, 2000, announcing the disposal of
            Billing Concepts, Inc., Enhanced Services Billing, Inc., BC Transaction Processing Services, Inc., Aptis, Inc. and Operator Service Company to Platinum Equity Holdings.

                  Form 8-K dated December 22, 2000, announcing the change in the
            Company's fiscal year-end from September 30 to December 31.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BILLING CONCEPTS CORP.
                                                  (Registrant)

Date: February 1, 2001                        By:     /S/  DAVID P. TUSA
                                                           David P. Tusa
                                                     SENIOR VICE PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER
                                                       (Duly authorized and
                                                    principal financial officer)