Form 10-K/A
period 2000-09-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2001-04-12
CIK 1013706

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-K/A

/X/      AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 2000

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from     to

                         Commission File Number: 0-28536

                        NEW CENTURY EQUITY HOLDINGS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                  74-2781950
               (State of Incorporation)                     (I.R.S. Employer
                                                           Identification No.)
     10101 REUNION PLACE, SUITE 450, SAN ANTONIO, TEXAS           78216
              (Address of Principal Executive Office)          (Zip Code)

                                 (210) 302-0444
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

                                   -----------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant as of December 15, 2000 was approximately $96,456,833. There were 36,745,460 shares of the Registrant's Common Stock outstanding as of December 15, 2000.

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

         Audited Financial Statements of Princeton eCom Corporation.

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



EXHIBIT                      DESCRIPTION OF EXHIBITS
NUMBER                       -----------------------
------
 2.1     - Plan of Merger and Acquisition Agreement among BCC, CRM Acquisition
           Corp., Computer Resources Management, Inc., and Michael A. Harrelson
           dated effective June 1, 1997 (incorporated by reference from Exhibit
           2.1 to June 30, 1997, Form 10-Q)
 2.2     - Stock Purchase Agreement between Princeton TeleCom Corporation and
           BCC dated September 4, 1998 (incorporated by reference from Exhibit
           2.2 to September 30, 1998, Form 10-K)
 2.3     - Stock Purchase Agreement dated February 21, 2000, by and between BCC and Princeton eCom Corporation (incorporated by reference from
           Exhibit 2.1 to Current Report on Form 8-K dated March 16, 2000)
 3.1     - Amended and Restated Certificate of Incorporation of BCC
           (incorporated by reference from Exhibit 3.1 to the Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 11,
           1996), as amended by Certificate of Amendment to Certificate of
           Incorporation, amending Article I to change the name of the Company to Billing Concepts Corp. and amending Article IV to increase the number of authorized shares of common stock from 60,000,000 to
           75,000,000, filed with the Delaware Secretary of State on February
           27, 1998 (incorporated by reference from Exhibit 3.4 to March 31,
           1998, Form 10-Q)
 3.2     - Certificate of Designation of Series A Junior Participating
           Preferred Stock (incorporated by reference from Exhibit 3.2 to the
           Amendment No. 1 to BCC's Registration Statement on Form 10/A dated
           July 11, 1996)
 3.3     - Amended and Restated Bylaws of BCC (incorporated by reference from
           Exhibit 3.3 to September 30, 1998, Form 10-K)
 4.1     - Form of Stock Certificate of Common Stock of BCC (incorporated by reference from Exhibit 4.1 to March 31, 1998, Form 10-Q)
 10.1    - BCC's 1996 Employee Comprehensive Stock Plan, amended as of August
           31, 1999 (incorporated by reference from Exhibit 10.8 to September
           30, 1999, Form 10-K)





10.2     - Form of Option Agreement between BCC and its employees under the
           1996 Employee Comprehensive Stock Plan (incorporated by reference from Exhibit 10.9 to September 30, 1998, Form 10-K)
10.3     - Amended and Restated 1996 Non-Employee Director Plan of BCC,
           amended as of August 31, 1999 (incorporated by reference from Exhibit 10.10 to September 30, 1999, Form 10-K)
10.4     - Form of Option Agreement between BCC and non-employee directors
           (incorporated by reference from Exhibit 10.11 to September 30, 1998,
           Form 10-K)
10.5     - BCC's 1996 Employee Stock Purchase Plan, amended as of January 30,
           1998 (incorporated by reference from Exhibit 10.12 to September 30,
           1998, Form 10-K)
10.6     - BCC's Executive Compensation Deferral Plan (incorporated by reference from Exhibit 10.12 to the Post Effective Amendment No. 2 to the
           Company's Registration Statement on Form 10/A dated August 1, 1996)
10.7     - BCC's Executive Qualified Disability Plan (incorporated by reference from Exhibit 10.14 to the Amendment No. 1 to the Company's
           Registration Statement on Form 10/A dated July 11, 1996)
10.8     - Office Building Lease Agreement dated July 12, 1996 between Medical
           Plaza Partners, Ltd. and Billing Concepts, Inc. (incorporated by reference from Exhibit 10.21 to the Post Effective Amendment No. 1 to the Company's Registration Statement on Form 10/A dated July 22,
           1996), as amended by First Amendment to Lease Agreement dated
           September 30, 1996 (incorporated by reference from Exhibit 10.31 to
           March 31, 1998, Form 10-Q), Second Amendment to Lease Agreement dated November 8, 1996 (incorporated by reference from Exhibit 10.32 to March 31, 1998, Form 10-Q), and Third Amendment to Lease
           Agreement dated January 24, 1997 (incorporated by reference from
           Exhibit 10.33 to March 31, 1998, Form 10-Q)
10.9     - Put Option Agreement between BCC and Michael A. Harrelson dated effective June 1, 1997 (incorporated by reference from Exhibit 10.1 to June 30, 1997, Form 10-Q)
10.10    - Employment Agreement dated January 15, 1999, between BCC and W. Audie
           Long, as amended (incorporated by reference from Exhibit 10.10 to September 30, 2000, Form 10-K)
10.11    - Amended and Restated Employment Agreement dated January 25, 1999, between BCC and Parris H. Holmes, Jr., as amended (incorporated by reference from Exhibit 10.11 to September 30, 2000, Form 10-K)
10.12    - Employment Agreement dated August 30, 1999, between BCC and David P.
           Tusa (incorporated by reference from Exhibit 10.12 to September 30,
           2000, Form 10-K)
10.13    - Office Building Lease Agreement dated November 11, 1999 between
           Prentiss Properties Acquisition Partners, L.P. and Aptis, Inc.
           (incorporated by reference from Exhibit 10.33 to September 30, 1999,
           Form 10-K)
10.14    - BCC's 401(k) Retirement Plan (incorporated by reference from Exhibit
           10.14 to September 30, 2000, Form 10-K)
10.15    - Agreement and Plan of Merger, dated as of September 15, 2000, among
           BCC, Billing Concepts, Inc., Enhanced Services Billing, Inc., BC
           Transaction Processing Services, Inc., Aptis, Inc., Operator Service
           Company, BC Holding I Corporation, BC Holding II Corporation, BC
           Holding III Corporation, BC Acquisition I Corporation, BC Acquisition
           II Corporation, BC Acquisition III Corporation and BC Acquisition IV
           Corporation (incorporated by reference from Exhibit 2.1 to Current
           Report on Form 8-K dated September 15, 2000)
21.1       List of Subsidiaries (incorporated by reference from Exhibit 21.1 to
           September 30, 2000, Form 10-K)
23.1     - Consent of Arthur Andersen LLP (incorporated by reference from
           Exhiit 23.1 to September 30, 2000, Form 10-K)



27.1     - Financial Data Schedule (incorporated by reference from Exhibit 27.1 to September 30, 2000, Form 10-K)

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

                             NEW CENTURY EQUITY HOLDINGS CORP.
                             (Registrant)

Date: April 12, 2001             By:             /s/  DAVID P. TUSA
                                           --------------------------------
                                                      David P. Tusa
                                                SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                               (Duly authorized and principal financial officer)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Princeton eCom Corporation:

We have audited the accompanying consolidated balance sheets of Princeton eCom Corporation (a Delaware corporation) and subsidiary, formerly Princeton TeleCom Corporation, as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Princeton eCom Corporation and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 20, 2001 (except with respect to the matter discussed in Note 1, as to which the date is April 12, 2001)

PRINCETON ECOM CORPORATION

                                    TABLE OF CONTENTS


                                                                                                                     PAGE
CONSOLIDATED BALANCE SHEETS

As of December 31, 1999 and 2000........................................................................................1

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 1998, 1999 and 2000....................................................................2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended December 31, 1998, 1999 and 2000....................................................................3

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 1998, 1999 and 2000....................................................................4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000.......................................................................................................5

                                PRINCETON ECOM CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                                    AS OF DECEMBER 31, 1999 AND 2000


                                                                             1999             2000
                                                                        ---------------  ---------------
            ASSETS

            CURRENT ASSETS:

               Cash and cash equivalents                                $     2,243,310  $    24,304,681
               Accounts receivable, net of allowance of $59,625 and
                 $110,625                                                     1,246,990        3,731,764
               Prepaid expenses and other                                     1,242,561        2,805,081
                                                                        ---------------  ---------------
            Total current assets                                              4,732,861       30,841,526
            PROPERTY AND EQUIPMENT, NET                                       8,517,858       12,772,229
            OTHER ASSETS                                                        570,204          435,450
            SOFTWARE LICENSE                                                  1,000,000          865,385
                                                                        ---------------  ---------------
                                                                        $    14,820,923  $    44,914,590
                                                                        ===============  ===============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

            CURRENT LIABILITIES:

               Bank overdraft                                           $     8,228,518  $            --
               Customer deposits payable                                     11,022,120       11,235,134
               Current portion of capital lease obligations                      33,821           15,793
               Deferred revenue                                                      --          136,523
               Accounts payable                                               1,665,694        3,487,793
               Accrued expenses                                               2,691,188        2,249,445
                                                                        ---------------  ---------------
            Total current liabilities                                        23,641,341       17,124,688
            DEFERRED RENT                                                            --          125,946
            DEFERRED REVENUE                                                         --          627,988
            CAPITAL LEASE OBLIGATIONS                                            15,793               --
            OTHER LIABILITIES                                                   185,014          185,014
                                                                        ---------------  ---------------
            Total liabilities                                                23,842,148       18,063,636
                                                                        ---------------  ---------------
            SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK              --       24,004,409
                                                                        ---------------  ---------------
            SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK              --        2,558,416
                                                                        ---------------  ---------------
            SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK              --       33,971,002
                                                                        ---------------  ---------------
            COMMITMENTS AND CONTINGENCIES (NOTE 8)
            STOCKHOLDERS' DEFICIT:

               Preferred stock, $.01 par value, 15,000,000 shares
                 authorized                                                          --               --
               Common stock, $.01 par value, 100,000,000 shares
                 authorized, 11,364,002 and 11,839,340 shares issued and
                 outstanding                                                    113,640          118,393
               Additional paid-in capital                                    15,705,915       33,148,266
               Common stock warrants                                                 --        2,114,431
               Accumulated deficit                                          (23,468,896)     (67,549,007)
               Subscriptions receivable                                         (94,703)              --
               Deferred compensation                                         (1,277,181)      (1,514,956)
                                                                        ---------------  ---------------
            Total stockholders' deficit                                      (9,021,225)     (33,682,873)
                                                                        ---------------  ---------------
                                                                        $    14,820,923  $    44,914,590
                                                                        ===============  ===============


                             The accompanying notes are an integral part of
                                these consolidated financial statements.

                             PRINCETON ECOM CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000



                                                             1998             1999             2000
                                                        -------------    --------------    ------------
            REVENUES:

              Payment and presentment transaction fees  $   2,385,587    $   3,686,663   $   9,494,496
              Implementation and other professional
               service fees                                        --          158,000       1,265,916
              Interest                                      1,436,448        1,465,857       2,301,672
                                                        -------------    --------------    ------------
            Total revenues                                  3,822,035        5,310,520      13,062,084
                                                        -------------    --------------    ------------
            OPERATING EXPENSES:
             Cost of services:
               Cost of payment and presentment
                 transactions                               1,966,956        3,537,914       8,527,720
               Cost of implementation and other
                 professional services                             --          151,680       1,947,497
             Development costs                                895,152        3,393,865       3,485,268
             Selling, general and administrative:
               Other selling, general and administrative    3,282,669        8,536,788      22,982,067
               Financing related costs                             --          970,038       1,316,815
               Noncash commissions related to warrants             --               --       2,718,518
             Amortization of deferred compensation, net     1,017,744        1,285,792       2,201,701
                                                        -------------    --------------    ------------
          Total operating expenses                          7,162,521       17,876,077      43,179,586
                                                        -------------    --------------    ------------
          OPERATING LOSS                                   (3,340,486)     (12,565,557)    (30,117,502)
          INTEREST INCOME                                          --               --        (528,369)
          INTEREST EXPENSE                                     14,150            9,510         110,097
          AMORTIZATION OF ORIGINAL ISSUANCE DISCOUNT               --               --         323,462
                                                        -------------    --------------    ------------
          Net loss                                         (3,354,636)     (12,575,067)    (30,022,692)
          Accretion of preferred stock                             --               --         100,227
          Preferred stock dividends                                --               --       1,020,000
          Beneficial conversion feature treated as a
          dividend                                                 --               --      12,937,192
                                                        -------------    --------------    ------------
          Net loss applicable to common stockholders    $  (3,354,636)   $ (12,575,067)   $(44,080,111)
                                                        =============    ==============    ============
          BASIC AND DILUTED NET LOSS APPLICABLE TO
          COMMON STOCKHOLDERS PER SHARE                 $        (.36)   $       (1.11)  $       (3.79)
                                                        =============    ==============    ============
          SHARES USED IN COMPUTING, BASIC AND DILUTED
          NET LOSS APPLICABLE TO COMMON STOCKHOLDERS
          PER SHARE                                         9,423,068        11,292,223      11,616,164
                                                        =============    ==============    ============

                             The accompanying notes are an integral part of
                                these consolidated financial statements.

                             PRINCETON ECOM CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000



                                                   COMMON STOCK       ADDITIONAL    COMMON
                                               ---------------------   PAID-IN       STOCK     ACCUMULATED   SUBSCRIPTIONS
                                                 SHARES     AMOUNT     CAPITAL     WARRANTS      DEFICITS      RECEIVABLE
                                               ----------  --------- -----------  ----------  -------------  -------------
BALANCE, DECEMBER 31, 1997                      8,614,806  $ 86,148  $   334,366  $       --  $ (7,539,193)    $(266,507)
  Sale of common stock                          2,493,870    24,939    9,975,061          --            --            --
  Exercise of stock options                        10,950       109          256          --            --            --
  Deferred compensation resulting from grant                                              --
   of options                                          --        --    1,884,500                        --            --
  Amortization of deferred compensation                --        --           --          --            --            --
  Net loss                                             --        --           --          --    (3,354,636)           --
                                               ----------  --------- -----------  ----------  ------------     ---------
BALANCE, DECEMBER 31, 1998                     11,119,626   111,196   12,194,183          --   (10,893,829)     (266,507)
  Sale of common stock                            134,376     1,344      537,504          --            --            --
  Exercise of stock options                       110,000     1,100        2,567          --            --            --
  Deferred compensation resulting from grant
   of options                                          --        --    1,819,467          --            --            --
  Compensation resulting from nonemployee
   option grants                                       --        --      307,694          --            --            --
  Compensation resulting from options granted
   in connection with terminated employee              --        --      567,750          --            --            --
  Sale of common stock by majority stockholder         --        --      400,000          --            --            --
  Amortization of deferred compensation, net
   of forfeitures                                      --        --     (123,250)         --            --            --
  Repayment of subscription receivable                 --        --           --          --            --       171,804
  Net loss                                             --        --           --          --   (12,575,067)           --
                                               ----------  --------- -----------  ----------  ------------     ---------
BALANCE, DECEMBER 31, 1999                     11,364,002   113,640   15,705,915          --   (23,468,896)      (94,703)
  Sale of common stock                            150,000     1,500      973,500          --            --            --
  Exercise of stock options                       325,338     3,253       31,675          --            --            --
  Compensation resulting from nonemployee
   option grants                                       --        --      132,959          --            --            --
  Deferred compensation resulting from grant
   of options                                          --        --    2,439,476          --            --            --
  Amortization of deferred compensation                --        --           --          --            --            --
  Issuance of common stock warrant                     --        --           --   2,114,431            --            --
  Noncash commissions relating to warrants             --        --    2,718,518          --            --            --
  Accretion of preferred stock redemption
   value                                               --        --           --          --      (100,227)           --
  Cumulative preferred stock dividends                 --        --           --          --    (1,020,000)           --
  Beneficial conversion feature on preferred
   stock                                               --        --   11,146,223          --            --            --
  Beneficial conversion feature treated as a
   dividend                                            --        --           --          --   (12,937,192)           --
  Repayment of subscription receivable                 --        --           --          --            --        94,703
  Net loss                                             --        --           --          --   (30,022,692)           --
                                               ----------  --------- -----------  ----------  ------------     ---------
BALANCE, DECEMBER 31, 2000                     11,839,340  $118,393  $33,148,266  $2,114,431  $(67,549,007)    $      --
                                               ==========  ========= ===========  ==========  ============     =========


                                                  DEFERRED
                                                COMPENSATION      TOTAL
                                                ------------  -------------
BALANCE, DECEMBER 31, 1997
  Sale of common stock                          $         --  $ (7,385,186)
  Exercise of stock options                               --    10,000,000
  Deferred compensation resulting from grant              --           365
   of options                                     (1,884,500)           --
  Amortization of deferred compensation            1,017,744     1,017,744
  Net loss                                                --    (3,354,636)
                                                ------------  ------------
BALANCE, DECEMBER 31, 1998                          (866,756)      278,287
  Sale of common stock                                    --       538,848
  Exercise of stock options                               --         3,667
  Deferred compensation resulting from grant
   of options                                     (1,819,467)           --
  Compensation resulting from nonemployee
   option grants                                          --       307,694
  Compensation resulting from options granted
   in connection with terminated employee                 --       567,750
  Sale of common stock by majority stockholder            --       400,000
  Amortization of deferred compensation, net
   of forfeitures                                  1,409,042     1,285,792
  Repayment of subscription receivable                    --       171,804
  Net loss                                                --   (12,575,067)
                                                ------------  ------------
BALANCE, DECEMBER 31, 1999                        (1,277,181)   (9,021,225)
  Sale of common stock                                    --       975,000
  Exercise of stock options                               --        34,928
  Compensation resulting from nonemployee
   option grants                                          --       132,959
  Deferred compensation resulting from grant
   of options                                     (2,439,476)           --
  Amortization of deferred compensation            2,201,701     2,201,701
  Issuance of common stock warrant                        --     2,114,431
  Noncash commissions relating to warrants                --     2,718,518
  Accretion of preferred stock redemption
   value                                                  --      (100,227)
  Cumulative preferred stock dividends                    --    (1,020,000)
  Beneficial conversion feature on preferred
   stock                                                  --    11,146,223
  Beneficial conversion feature treated as a
   dividend                                               --   (12,937,192)
  Repayment of subscription receivable                    --        94,703
  Net loss                                                --   (30,022,692)
                                                ------------  ------------
BALANCE, DECEMBER 31, 2000                        (1,514,956) $(33,682,873)
                                                ============  ============


                                 The accompanying notes are an integral part of
                                    these consolidated financial statements.

                     PRINCETON ECOM CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                    1998           1999            2000
                                              --------------  --------------  -------------

OPERATING ACTIVITIES:
   Net loss                                   $  (3,354,636)  $ (12,575,067)  $(30,022,692)
   Adjustments to reconcile net loss to net
    cash used in operating activities-
     Depreciation and amortization                  276,791         547,933      2,408,835
     Noncash compensation expense                        --         875,444        132,959
     Amortization of lease guaranty                      --              --         40,000
     Amortization of original issuance
       discount                                          --              --        323,462
     Amortization of deferred compensation,
       net                                        1,017,744       1,285,792      2,201,701
     Noncash commissions relating to
       warrants                                          --              --      2,718,518
     Provision for bad debts                         15,500          34,317         51,000
     Loss on disposal of assets                      10,664          11,195         80,380
     Changes in operating assets and
       liabilities-
       Accounts receivable                          (46,032)       (643,704)    (2,535,774)
       Prepaid expenses and other assets         (1,376,535)        109,195     (1,467,766)
       Customer deposits payable                   (317,383)      3,570,087        213,014
       Deferred revenue                                  --              --        764,511
       Accounts payable                             291,411       1,163,044      1,822,099
       Accrued expenses                              76,372       1,255,275        558,257
       Deferred rent                                     --              --        125,946
       Other liabilities                              8,800         (11,397)            --
                                              -------------   -------------   ------------
NET CASH USED IN OPERATING ACTIVITIES            (3,397,304)     (4,377,886)   (22,585,550)
                                              -------------   -------------   ------------
INVESTING ACTIVITIES:

   Purchases of property and equipment             (257,327)     (8,254,844)    (6,608,971)
   Purchase of software license                          --              --     (1,000,000)
                                              -------------   -------------   ------------
NET CASH USED IN INVESTING ACTIVITIES              (257,327)     (8,254,844)    (7,608,971)
                                              -------------   -------------   ------------
FINANCING ACTIVITIES:

   (Decrease)/increase in bank overdraft           (443,739)      7,828,709     (8,228,518)
   Proceeds from convertible note and
       warrant                                           --              --      5,000,000
   Proceeds from sale of preferred stock,
       net                                               --              --     54,413,600
   Payments on capital leases                       (44,386)        (29,441)       (33,821)
   Proceeds from sale of common stock            10,000,000         538,848        975,000
   Proceeds from repayment of subscription
       receivable                                        --         171,804         94,703
   Proceeds from exercise of stock options              365           3,667         34,928
                                              -------------   -------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         9,512,240       8,513,587     52,255,892
                                              -------------   -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      5,857,609      (4,119,143)    22,061,371

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        504,844       6,362,453      2,243,310
                                              -------------   -------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR        $   6,362,453   $   2,243,310   $ 24,304,681
                                              =============   =============   ============

                     The accompanying notes are an integral part of
                        these consolidated financial statements.

PRINCETON ECOM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1.   BACKGROUND, LIQUIDITY AND BASIS OF PRESENTATION:

On January 25, 1984, Princeton eCom Corporation (the Company) was incorporated in the State of Delaware as Princeton TeleCom Corporation. In March 1999, the Company changed its name to Princeton eCom Corporation. The Company, which operates in one business segment, is a provider of comprehensive electronic bill presentment and payment services to financial institutions and large businesses who generate a significant number of recurring bills. The Company's current customers consist primarily of financial institutions, utilities, telephone companies, cable companies, credit card companies, mortgage companies and an international package delivery company (billers).

The Company has incurred significant operating losses and expects to incur significant operating losses on a quarterly and annual basis for the foreseeable future. As of December 31, 2000, the Company had an accumulated deficit of $67,549,007 and during 2000 the Company incurred a net loss of $30,022,692. Since its inception, the Company has incurred costs to develop and enhance its technology, establish marketing and customer relationships and build its capital infrastructure and administrative organization. Management believes that substantial additional financing will be required for the Company to fund its operations and continue to execute its strategy. On April 12, 2001, the Company issued $20,000,000 in bridge notes to two existing stockholders. There can be no assurance that additional financing will be obtained in the future. Management believes that its current cash and cash equivalents and the funds received under the bridge note will be sufficient to fund its operations during 2001.

The Company currently intends to substantially increase its operating expenses to further develop its business. To the extent that significant increased revenues are not realized, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's business model is unproven and evolving and is subject to possible changing governmental regulations (see Note 5). The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2.   SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Princeton eCom Corporation and its subsidiary. All material intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Payment and presentment fee revenues primarily consist of transaction fees charged to billers and financial institutions based on contractual rates. Transaction fees are recognized as the services are performed. Professional service fees consist of professional consulting services provided to customers on a time and materials basis. Revenues from professional consulting services are recognized as the services are performed. Fees earned for implementation services are deferred and recognized as revenue over the term of the ongoing transaction service period. Interest on the overnight investment of funds received from consumers pending payment processing is recorded as revenue as earned.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on a variety of revenue recognition matters and required adoption no later than the fourth quarter of 2000. Since the Company's accounting policies are consistent with the provisions of SAB 101, the provisions of SAB 101 did not have an impact on the financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and funds received from consumers pending payment processing. The Company maintains cash and cash equivalents with various major financial institutions.

At times such amounts may exceed the FDIC limits. The Company limits the amount of credit exposure with any one financial institution and management believes that no significant concentration of credit risk exists with respect to cash investments.

PREPAID EXPENSES AND OTHER

At December 31, 1999 and 2000, prepaid expenses and other included $511,829 and $1,346,278, respectively, for payments made to billers where consumers' bank accounts had insufficient balances at the time of collection. Management believes that these amounts are fully realizable assets because contractual agreements stipulate that the Company's customers are obligated to reimburse the Company for such payments.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the term of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives or the lease term, whichever is shorter. Expenditures for maintenance, repairs and betterments that do not prolong the useful life of an asset have been charged to operations as incurred. Additions and betterments that substantially extend the useful life of the asset are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in operating results.

LONG-LIVED ASSETS

The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related future undiscounted cash flows in measuring whether the asset should be written down to fair value. As of December 31, 2000, management believes that there are no impairment losses or needed revisions to remaining useful lives.

OTHER ASSETS

In December 1999, the Company entered into a lease for their primary operating facility. In order to induce an existing shareholder, New Century Equity Holdings Corp. (formerly Billing Concepts Corp.), (NCEH) to guarantee the lease, the Company's then Chief Executive Officer sold NCEH 150,000 shares of Common stock from his personal account at $5.33 per share, which was below the then estimated fair market value of $8.00 per share. The in-the-money value of the common stock sold to NCEH of $400,000 has been recorded as a deferred asset with a corresponding credit to additional paid-in capital. The deferred asset is being amortized to rent expense over the ten-year lease term. In 2000, the Company recognized $40,000 of rent expense related to this deferred asset. The guaranty will automatically terminate upon an initial public offering, as defined, at which time any unamortized balance will be recognized as a charge to operations.

SOFTWARE LICENSE

On October 19, 1999, the Company entered into an agreement with Bottomline Technologies, Inc. (Bottomline) pursuant to which the Company purchased a five-year license to certain Bottomline software products. In 2000, the Company paid Bottomline the $1,000,000 nonrefundable license fee. Amortization of the license fee was $134,615 for the year ended December 31, 2000. There was no amortization of the license fee in 1999.

CUSTOMER DEPOSITS PAYABLE

Customer deposits payable represents funds received from consumers that are held by the Company pending payment processing.

DEFERRED RENT

Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid is recorded as deferred rent.

DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred.

ADVERTISING AND MARKETING EXPENSE

The Company charges to expense advertising and marketing costs as incurred. Advertising and marketing expense was $98,861, $457,346 and $1,266,903 for the years ended December 31, 1998, 1999 and 2000, respectively.

INCOME TAXES

Income taxes are accounted for using the liability method. Accordingly, deferred income tax assets and liabilities are determined based on differences between the financial statement carrying amounts of assets and liabilities and their respective income tax basis, measured using enacted tax rates.

RESTATEMENT OF CERTIFICATE OF INCORPORATION AND STOCK SPLIT

In August 2000, the Company's Certificate of Incorporation was amended to authorize 15,000,000 shares of preferred stock and 100,000,000 shares of common stock. In June 1999, the Company declared a 3-for-1 split of its common stock in the form of a stock dividend. The increase in authorized capital stock and the stock split have been retroactively reflected in the consolidated financial statements.

STOCK COMPENSATION

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If the exercise price of an option is below the market price of the underlying stock on the date of grant, compensation cost is recorded and is recognized in the statements of operations over the vesting period (see Note 7).

NET LOSS PER SHARE

Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the dilutive effect, if any, from the potential exercise or conversion of securities such as stock options, which would result in the issuance of additional shares of common stock. For each of the three years in the period ended December 31, 2000, the impact of stock options, warrants to acquire common stock and the conversion of mandatorily convertible preferred stock was not considered as the effect on net loss per share would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, prepaid expenses and other, customer deposits payable, bank overdraft, accounts payable, accrued expenses, deferred revenue and related party note receivable are reflected in the accompanying consolidated financial statements at fair value due to the relatively short-term nature of those instruments.

RECLASSIFICATION

Certain items in the prior year financial statements were reclassified to conform to the 2000 financial statement presentation

COMPREHENSIVE LOSS

The only comprehensive loss item for the years ended December 31, 1998, 1999 and 2000, was net loss.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

For the years ended December 31, 1998, 1999 and 2000, the Company paid interest of $14,150, $9,510 and $5,929, respectively.

4.   PROPERTY AND EQUIPMENT:


                                                                            DECEMBER 31,
                                                                    -----------------------------
                                                      USEFUL LIVES      1999            2000
                                                      ------------  -------------   -------------
        Computer and telephone equipment              3-5 years     $   7,452,932   $  13,373,675
        Furniture and fixtures                        5 years             911,177       1,137,550
        Leasehold improvements                        Lease term        1,139,866       1,420,165
                                                                    -------------   -------------
                                                                        9,503,975      15,931,390
        Less- Accumulated depreciation and
        amortization                                                     (986,117)     (3,159,161)
                                                                    -------------   -------------
                                                                    $   8,517,858   $  12,772,229
                                                                    =============   =============


Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000, was $276,791, $547,933 and $2,274,220, respectively. As of
December 31, 1999 and 2000, the Company had property and equipment under capitalized lease obligations of $134,069, net of accumulated amortization of $84,688 and $118,276, respectively.

5.   BRIDGE NOTE, WARRANT AND MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
STOCK:

ACCOUNTING FOR BRIDGE NOTE AND WARRANT

On June 1, 2000, the Company issued a $5,000,000 bridge note to NCEH. The bridge note was convertible into shares of Series C mandatorily redeemable preferred stock (Series C) at the Series C offering price. The bridge note bore interest at 10 percent and the principal was due on July 1, 2001. In connection with the bridge note, NCEH was issued a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $2.50 per share.

The Company allocated the proceeds from the bridge note to the note and the warrant based on their relative fair values. The fair value of the note was determined based on a discounted cash flow analysis using a discount rate of 30 percent. The fair value of the warrant was determined based on the Black-Scholes option-pricing model. As a result, the Company allocated $2,885,569 to the note and $2,114,431 to the warrant.

The Company recognized interest expense on the note of $427,630 in 2000, of which $104,168 was accrued coupon interest payable in cash as of December 31, 2000, and $323,462 was amortization of the debt discount.

MANDATORILY REDEEMABLE PREFERRED STOCK

As of December 31, 2000, the Company has authorized 15,000,000 shares of Preferred stock with a par value of $.01 per share. The authorized shares have been designated as 3,753,846 shares of Series A mandatorily redeemable convertible preferred stock (Series A), 487,805 shares of Series B mandatorily redeemable convertible preferred stock (Series B) and 7,555,556 shares of Series C.

The Series A, Series B and Series C are convertible at any time into common stock at the holders' option at a conversion rate, as defined (one-to-one at December 31, 2000). All outstanding shares of the Series A, Series B and Series C are automatically convertible into common stock upon the closing of a qualified underwritten public offering, as defined. The Series A, Series B and Series C have voting rights equivalent to the number of common shares into which they are convertible. The holders of Series A, Series B and Series C are entitled to certain anti-dilution and registration rights, as defined.

The Series A, Series B and Series C are redeemable, upon the receipt of notice of the election of two-thirds of the Series C holders to redeem the Series C, at the option of the holders in March 2005. The holders of Series A, Series B and Series C are entitled to liquidation preferences equal to the original purchase prices of $6.50, $5.33 and $4.50 per share, respectively, plus all accrued but unpaid dividends. The holders of the Series C are entitled to receive cumulative dividends at an annual rate of 8 percent. The Company has recorded cumulative dividends of $1,020,000 for the year ended December 31, 2000. The holders of Series A and Series B are not entitled to cumulative dividends.

In March 2000, the Company sold 3,753,846 shares of Series A for $6.50 per share and 487,805 shares of Series B for $5.33 per share to NCEH for aggregate proceeds of $26,489,241, net of offering costs of $510,759. The offering costs will be accreted using the effective interest method through the March 2005 redemption date of the Series A and Series B. For the year ended December 31, 2000, the Company recorded $73,584 of such accretion.

In August 2000, the Company sold 6,111,112 shares of Series C to new investors at $4.50 per share for proceeds of $27,174,359, net of offering costs of $325,641, and NCEH converted the bridge note into 1,111,111 shares of Series C. The offering costs will be accreted using the effective interest method through the March 2005 redemption date of the Series C. For the year ended December 31, 2000, the Company recorded $26,643 of such accretion. In connection with the conversion of the bridge note, the Company recorded a beneficial conversion feature as a preferred stock dividend for the difference between the carrying amount of the bridge note and the fair value of the common shares to be issued upon conversion in the amount of $1,790,969. Also in August 2000, the Company sold 333,333 shares of Series C at $4.50 per share to the Company's Chief Executive Officer for cash of $750,000 and a full recourse note of $750,000. The note accrues interest at 6.18% and the principal and accrued interest are payable on August 10, 2005. The note receivable was recorded as a reduction of the Series C on the accompanying consolidated balance sheets.

SERIES A AND SERIES B CONVERSION PRICE ADJUSTMENT

In connection with the sale of Series C, the conversion prices of the Series A and Series B were adjusted to $4.50 per share from $6.50 and $5.33, respectively. These conversion price adjustments created a contingent beneficial conversion feature for financial reporting purposes. Upon the issuance of the Series C, the Company recorded a discount on the Series A and Series B of $10,666,667 and $479,556, respectively, for the beneficial conversion feature. This beneficial conversion feature is being treated as a preferred stock dividend. During 2000, the Company recorded a deemed preferred stock dividend in the amount of $11,146,223.

6. COMMON STOCK AND PERFORMANCE WARRANTS:

COMMON STOCK

On September 4, 1998, the Company entered into an agreement with NCEH whereby NCEH acquired 2,493,870 shares of the Company's common stock for $10,000,000. NCEH was also given the right to purchase 134,376 shares of the Company's common stock, as defined. This purchase right was exercised on March 30, 1999. In addition, this agreement provides for, among other things, the right of first refusal on certain equity transactions.

In February 1999, the Company's then Chairman of the Board sold 102,000 shares of his holdings of the Company's common stock to certain NCEH affiliates and to a former director of the Company at $5.33 per share. In addition, in July 1999, the Company's then Chairman of the Board sold 150,000 shares of his holdings of the Company's common stock to NCEH in connection with NCEH's guarantee of the lease on the Company's new operating facility (see Note 2).

In March 2000, the Company sold 150,000 shares of common stock to a director of the Company at $6.50 per share.

PERFORMANCE WARRANTS

In August 2000, the Company agreed to grant warrants to certain Series C investors to purchase 924,867 shares of common stock at $.01 per share in exchange for certain future performance obligations. In 2000, one of the Series C investors satisfied a portion of the obligation and the Company recorded a noncash commission charge of $2,718,518 related to the granting of 604,911 fully vested warrants.

7.   STOCK OPTIONS:

Effective August 17, 2000, the Company adopted the 2000 Stock Option Plan (the
Plan). The Plan provides for the granting of incentive and nonqualified stock options to employees and consultants of the Company. The Compensation Committee of the Board of Directors administers the Plan and awards grants and determines the terms of such grants at its discretion. The Company has reserved 6,500,000 shares of common stock for issuance pursuant to the Plan. The Plan supercedes the 1996 Stock Option Plan and the 1998 Non-Employee Director Plan. All available and unissued shares previously authorized under the 1996 Stock Option Plan and the 1998 Non-Employee Director Plan expired on August 17, 2000.

Information with respect to the Company's common stock options is as follows:



                                                                                      WEIGHTED
                                                                       EXERCISE        AVERAGE
                                                          SHARES         PRICE      EXERCISE PRICE
                                                        ----------   ------------   --------------
      Balance, December 31, 1997                         1,093,200    $       .03     $      .03
         Granted at fair market value                      492,000           4.00           4.00
         Granted below fair market value                   733,500            .03            .03
         Exercised                                         (10,950)           .03            .03
         Canceled                                         (140,850)           .03            .03
                                                         ---------    -----------     ----------
      Balance, December 31, 1998                         2,166,900       .03-4.00            .93
         Granted at fair market value                      978,850      6.50-8.00           7.47
         Granted below fair market value                   661,000      4.00-5.33           4.90
         Exercised                                        (110,000)           .03            .03
         Canceled                                         (276,375)      .03-8.00           1.35
                                                         ---------    -----------     ----------
      Balance, December 31, 1999                         3,420,375       .03-8.00           3.57
         Granted at fair market value                    3,375,572      4.50-6.50           5.29
         Granted below fair market value                 2,072,366       .03-4.00           3.40
         Exercised                                        (325,338)      .03-8.00            .11
         Canceled                                         (424,439)      .03-8.00           4.82
                                                         ---------    -----------     ----------
      Balance, December 31, 2000                         8,118,536    $  .03-8.00     $     4.28
                                                         =========    ===========     ==========


All options have terms ranging from five to ten years and generally vest over four years. The weighted average remaining contractual life of all options outstanding as of December 31, 2000, was 7.59 years. The total number of shares available for future grant under the Plan as of December 31, 2000, was 2,521,054.


The following table summarizes information relating to the Plan as of December 31, 2000 based upon each exercise price:


                   OUTSTANDING STOCK OPTIONS                         EXERCISABLE STOCK OPTIONS
    -----------------------------------------------------------      -------------------------
                                                     WEIGHTED
                                       WEIGHTED       AVERAGE                        WEIGHTED
                                        AVERAGE      REMAINING                        AVERAGE
                                       EXERCISE     CONTRACTUAL                      EXERCISE
    EXERCISE PRICE       SHARES         PRICE      LIFE (YEARS)         SHARES        PRICE
   ---------------    -----------    -----------   ------------       ----------    ---------
     $       .03       1,024,050     $       .03          2.24           910,550    $     .03
            3.50       1,994,366            3.50          6.61           664,789         3.50
            4.00         573,625            4.00          7.81           380,375         4.00
            4.50       1,984,580            4.50          9.70            21,000         4.50
            5.33         445,000            5.33          8.21           355,417         5.33
            6.50       1,570,326            6.50          9.14           103,558         6.50
            7.92             250            7.92          8.34                63         7.92
            8.00         526,339            8.00          8.39           131,733         8.00
     -----------       ---------     -----------     ---------         ---------    ---------
     $  .03-8.00       8,118,536     $      4.28          7.59         2,567,485    $    2.87
     ===========       =========     ===========     =========         =========    =========


In connection with certain options granted to employees during the years ended December 31, 1998, 1999 and 2000, the Company recorded $1,884,500, $1,819,467 and $2,439,476 of deferred compensation, respectively. These amounts represent the difference between the fair market value of the Company's common stock on the date of grant and the exercise price of options to purchase 733,500, 661,000 and 2,072,366 shares, respectively, of the Company's common stock. Deferred compensation is amortized over the vesting periods of the options, which range from immediate vesting to periods of up to four years. For the years ended December 31,

1998, 1999 and 2000, $1,017,744, $1,285,792 and $2,201,701 of deferred compensation, net of forfeitures, was charged to expense, respectively.

Pro forma information provided below has been determined as if the Company had accounted for its employee stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The determination of the fair value of the options noted above was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for the years ended December 31, 1998, 1999 and 2000: risk-free interest rate of 4.9 percent, 5.6 percent and 6.1 percent, respectively, dividend yield of 0 percent, volatility factor of the expected market price of the Company's common stock of 70 percent, and an expected life of the options of four years.

The weighted average fair value of the options granted is as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                          1998           1999            2000
                                                    ----------------  ------------  ------------
    Granted at fair market value                    $         2.24    $       4.26  $       5.29
    Granted below fair market value                           2.80            5.33          4.58


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods. The Company's pro forma information is as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                          1998           1999            2000
                                                    --------------  ------------    -------------
     Net loss applicable to common
      stockholders, as reported                     $  (3,354,636)  $ (12,575,067)  $ (46,194,542)
     Net loss per share, as reported                        (0.36)          (1.11)          (2.98)
     Pro forma net loss applicable to common
       stockholders                                    (3,364,955)    (13,823,739)    (48,293,565)
     Pro forma net loss per share                           (0.36)          (1.22)          (4.16)


8.   COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

The Company leases facilities and equipment under capital and noncancellable operating leases with expiration dates through December 2009. Rent expense for the years ended December 31, 1998, 1999 and 2000, was $119,216, $147,561 and
$1,431,570, respectively. Future minimum lease payments as of December 31, 2000, are as follows:



                                                                   OPERATING       CAPITAL
                                                                     LEASES         LEASES
                                                                 -------------   -----------
     2001                                                        $   1,265,075   $    16,375
     2002                                                            1,340,980            --
     2003                                                            1,340,980            --
     2004                                                            1,404,233            --
     2005                                                            1,404,233            --
     2006 and thereafter                                             5,920,549            --
                                                                 -------------   -----------
     Total minimum lease payments                                $  12,676,050        16,375
                                                                 =============
     Less- Amount representing interest                                                 (582)
                                                                                 -----------
     Present value of future minimum lease payments                                   15,793
     Less- Current portion                                                           (15,793)
                                                                                 -----------
                                                                                 $        --
                                                                                 ===========

LITIGATION


The Company is involved, from time to time, in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of management, to have a material adverse effect on the financial position or results of operations of the Company.

EMPLOYMENT AGREEMENTS

In 1999, the Company entered into employment agreements with two officers of the Company. In August 2000, the Company entered into an employment agreement with its Chief Executive Officer. The agreements provide for, among other things, salaries, bonuses, severance payments and certain other payments payable upon a change in control, as defined.

GOVERNMENT REGULATION

Management believes, based upon consultation with legal counsel, that the Company is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board or other federal or state agencies that regulate or monitor banks or other providers of electronic commerce. However, the Company may be periodically audited by banking authorities since the Company is a supplier of services to financial institutions. Laws regulating internet commerce may be enacted to address issues such as, trust accounting, user privacy, pricing, content, taxation and the characteristics and quality of online products and services, among other things. If enacted, these laws could have a material adverse effect on the Company's business.

9.   INCOME TAXES:

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


                                                             YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          1998         1999         2000
                                                        ---------   ----------   --------
    Statutory federal income tax rate                     (34.0)%      (34.0)%     (34.0)%
    State income taxes, net of federal tax benefit         (6.3)        (6.3)       (6.3)
    Nondeductible expenses                                  0.2          0.7         0.1
    Valuation allowance                                    40.1         39.6        40.2
                                                         ------      -------     -------
                                                             -- %         -- %        -- %
                                                         ======      =======     =======


Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statements and income tax basis of assets and liabilities given the provisions of the enacted tax laws. The tax effect of temporary differences that give rise to deferred taxes are as follows:



                                                                             DECEMBER 31,
                                                                    -----------------------------
                                                                         1999            2000
                                                                    -------------   -------------
       Deferred tax assets:
          Net operating loss carryforwards                          $   7,966,164   $  19,187,707
          Deferred compensation                                           928,325       2,178,408
          Development costs                                               525,005         525,005
          Accruals and reserves not currently deductible                  226,596         588,577
                                                                    -------------   -------------
                                                                        9,646,090      22,479,697
                                                                    -------------   -------------
       Deferred tax liabilities:
          Property and equipment                                         (196,151)       (880,106)
          Other                                                           (17,504)       (640,643)
                                                                    -------------   -------------
                                                                         (213,655)     (1,520,749)
                                                                    -------------   -------------
                                                                        9,432,435      20,958,948
          Less- Valuation allowance                                    (9,432,435)    (20,958,948)
                                                                    -------------   -------------
       Net deferred tax asset                                       $          --   $          --
                                                                    =============   =============

Due to the uncertainty surrounding the realization of the net deferred tax asset, management has provided a full valuation allowance. As of December 31, 2000, the Company has net operating loss carryforwards of approximately $47,600,000 for federal tax purposes, which will begin to expire in 2003, and $46,200,000 for state tax purposes, which have begun to expire. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available in any given year in the event of a 50 percent cumulative change in ownership over a three-year period.

10.  EMPLOYEE BENEFIT PLAN:

The Company has a Section 401(k) retirement savings plan (the 401(k) Plan). The 401(k) Plan allows employees to contribute 2 percent to 15 percent of their annual compensation subject to statutory limitations. Company contributions to the 401(k) Plan are discretionary. Effective January 1999, the Company began matching contributions of 100 percent of the first 6 percent of employee contributions. For the years ended December 31, 1999 and 2000, the Company made matching contributions of $171,522 and $235,162, respectively, to the 401(k) Plan.

11.  CONCENTRATION OF CREDIT RISK:

For the years ended December 31, 1998, 1999 and 2000, the Company had two, one and one customer(s) which accounted for 12 percent, 19 percent and 20 percent of service fee revenues, respectively. At December 31, 1999 and 2000, the Company had aggregate accounts receivable for these customers of $394,021 and $676,497, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

12.  RELATED-PARTY TRANSACTIONS:

Prepaid expenses and other at December 31, 1999, included $195,027 of advances made to the Company's then Chief Executive Officer. These advances were repaid in February 2000.

During 1999, the Company's then Chief Executive Officer sold certain of his holdings of the Company's common stock to NCEH (see Note 6).

In connection with the Series A and Series B financing, the Company paid $975,000 to a director and shareholder of the Company. This amount was charged to financing costs on the accompanying consolidated statements of operations.

In connection with the Series C financing, the Company issued a $750,000 note receivable to the Company's Chief Executive Officer (see Note 6).

The Company provides services to a customer who is also a stockholder. The payment and presentment transaction fees and implementation and other professional service fees recognized from this customer were $945,000 and $360,948, respectively, for the year ended December 31, 2000. The total accounts receivable, accrued expenses and deferred revenue for this customer were $1,179,953, $500,000 and $139,052, respectively, as of December 31, 2000.


13