Form 10-Q
period 2001-03-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2001-05-04
CIK 1013706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001
                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

                         Commission File Number 0-28536

                                   -----------

                        NEW CENTURY EQUITY HOLDINGS CORP.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 74-2781950
      (State or other jurisdiction of                 (IRS Employer ID No.)
       incorporation or organization)

       10101 REUNION PLACE, SUITE 450                         78216
             SAN ANTONIO, TEXAS                            (Zip code)
  (Address of principal executive offices)

                                 (210) 302-0444
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at May 1, 2001:

             TITLE OF CLASS                   NUMBER OF SHARES
             --------------                     OUTSTANDING
                                                -----------
      Common Stock, $.01 par value               35,146,139

                                    NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                                         INDEX

                                                                                                                 PAGE
PART I        FINANCIAL INFORMATION

Item 1.       Interim Condensed Consolidated Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets - March 31, 2001, December 31, 2000 and
                  September 30, 2000..........................................................................     3
              Condensed Consolidated Statements of Operations - For the Quarters Ended March 31,
                  2001 and 2000...............................................................................     4
              Condensed Consolidated Statements of Cash Flows - For the Quarters Ended March 31,
                  2001 and 2000...............................................................................     5
              Condensed Consolidated Statements of Comprehensive Loss - For the Quarters Ended
                  March 31, 2001 and 2000.....................................................................     6
              Notes to Interim Condensed Consolidated Financial Statements....................................     7
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........    12
Item 3.       Quantitative and Qualitative Disclosure about Market Risk.......................................    14

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................    15
Item 6.       Exhibits and Reports on Form 8-K................................................................    15

SIGNATURE.....................................................................................................    16


                                                     PART I FINANCIAL INFORMATION
                                    ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                             (UNAUDITED)


                                     ASSETS
                                                                                     MARCH 31,     DECEMBER 31,      SEPTEMBER 30,
                                                                                       2001           2000               2000
                                                                                   ------------  ---------------   -----------------
Current assets:
  Cash and cash equivalents.......................................................  $   18,291      $   36,478        $     (156)
  Short-term investments..........................................................       1,000               -                 -
  Accounts receivable, net........................................................       4,366           3,427             5,013
  Prepaids and other..............................................................         406             254               224
  Net current assets from discontinued operations.................................           -               -             1,376
                                                                                    ----------      ----------        ----------
   Total current assets...........................................................      24,063          40,159             6,457
Property and equipment, net.......................................................       1,100             723               620
Investments in available-for-sale securities......................................      14,123               -                 -
Other assets, net.................................................................       6,460           6,775             6,784
Investments in equity affiliates..................................................      31,003          33,519            37,832
Net non-current assets from discontinued operations...............................           -               -            45,410
                                                                                    ----------      ----------        ----------
  Total assets....................................................................  $   76,749      $   81,176        $   97,103
                                                                                    ==========      ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................................  $      223      $       95        $       74
  Accrued liabilities.............................................................         703           1,564               609
  Accrued income taxes............................................................         494           2,525             2,806
  Net current liabilities from discontinued operations............................       4,088           3,521                 -
                                                                                    ----------      ----------        ----------
   Total current liabilities......................................................       5,508           7,705             3,489
Other liabilities.................................................................         583             741               569
                                                                                    ----------      ----------        ----------
  Total liabilities...............................................................       6,091           8,446             4,058
Commitments and contingencies (see Note 7)
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares
    issued or outstanding at March 31, December 31 or September 30................           -               -                 -
  Common stock, $0.01 par value, 75,000,000 shares authorized;
    42,512,239 shares issued and 35,457,839 shares outstanding at March 31;
    42,506,960 shares issued and 35,652,560 shares outstanding at December 31;
    41,732,632 shares issued and 41,227,832 shares
    outstanding at September 30...................................................         425             425               417
Additional paid-in capital........................................................      90,413          90,403            88,819
Retained (deficit) earnings ......................................................      (1,261)            706             5,792
Deferred compensation.............................................................         (39)            (49)              (82)
Accumulated other comprehensive income............................................         123               -                 -
Treasury stock, at cost, 7,054,400 shares at March 31; 6,854,4000 shares
  at December 31; 504,800 shares at September 30..................................     (19,003)        (18,755)           (1,901)
                                                                                    ----------      ----------        ----------
  Total stockholders' equity......................................................      70,658          72,730            93,045
                                                                                    ----------      ----------        ----------
  Total liabilities and stockholders' equity......................................  $   76,749      $   81,176        $   97,103
                                                                                    ==========      ==========        ==========


              The accompanying notes are an integral part of these condensed consolidated financial statements.


                                NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)

                                                                                                      QUARTER ENDED
                                                                                                        MARCH 31,
                                                                                               ----------------------------
                                                                                                   2001             2000
                                                                                               -----------      -----------
Operating revenues...........................................................................  $       118      $        97
Cost of revenues.............................................................................          176               80
                                                                                               -----------      -----------
  Gross (loss) profit........................................................................          (58)              17
Selling, general and administrative expenses.................................................        2,095            2,689
Research and development expenses............................................................            -            1,877
Depreciation and amortization expenses.......................................................          501              463
Special charges..............................................................................            -               34
                                                                                               -----------      -----------
  Loss from continuing operations............................................................       (2,654)          (5,046)
Other income (expense):
  Interest income, net.......................................................................          314                -
  Equity in net loss of equity affiliates....................................................       (2,438)          (1,703)
  In-process research and development of equity affiliates...................................            -           (4,965)
  Consulting income..........................................................................          938                -
  Other, net.................................................................................           14              (12)
                                                                                               -----------      -----------
   Total other expense, net..................................................................       (1,172)          (6,680)
                                                                                               -----------      -----------
Loss from continuing operations before income tax benefit....................................       (3,826)         (11,726)
Income tax benefit...........................................................................          359            1,723
                                                                                               -----------      -----------
  Net loss from continuing operations........................................................       (3,467)         (10,003)
Discontinued operations:
  Net income (loss) from disposal of discontinued operations, net of income
   tax expense of $0 and $139, respectively..................................................        1,500           (3,870)
                                                                                               -----------      -----------
  Net loss...................................................................................  $    (1,967)     $   (13,873)
                                                                                               ===========      ===========

Basic and Diluted:
  Net loss from continuing operations per common share.......................................  $     (0.10)     $     (0.26)
  Net income (loss) from disposal of discontinued operations per common share................         0.04            (0.10)
                                                                                               -----------      -----------
  Net loss per common share..................................................................  $     (0.06)     $     (0.36)
                                                                                               ===========      ===========

Weighted average common shares outstanding...................................................       35,646           38,579
                                                                                               ===========      ===========


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  4

                                         NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)


                                                                                                             QUARTER ENDED
                                                                                                               MARCH 31,
                                                                                                   -------------------------------
                                                                                                        2001             2000
                                                                                                   -------------     -------------
Cash flows from operating activities:
  Net loss from continuing operations............................................................   $   (3,467)        $ (10,003)
   Adjustments to reconcile net loss from continuing operations to net cash
   (used in) provided by operating activities:
    Depreciation and amortization................................................................          501               463
    Equity in net loss of equity affiliates......................................................        2,438             1,703
    In-process research and development costs....................................................            -             4,965
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable..................................................          459            (4,489)
     Increase in prepaids and other..............................................................         (152)             (104)
     Increase (decrease) in accounts payable.....................................................          128              (348)
     (Decrease) increase in accrued liabilities..................................................       (1,721)            1,190
     (Decrease) increase in other liabilities and other noncash items............................         (650)               57
                                                                                                    ----------        ----------
Net cash used in continuing operating activities.................................................       (2,464)           (6,566)
Net cash provided by discontinued operating activities...........................................            -            45,920
                                                                                                    ----------        ----------
   Net cash (used in) provided by operating activities...........................................       (2,464)           39,354

Cash flows from investing activities:
  Purchases of property and equipment............................................................         (476)                -
  Investments in available-for-sale securities...................................................      (15,000)                -
  Investments in net assets of equity affiliates.................................................            -           (39,500)
  Other investing activities.....................................................................           (9)              (41)
                                                                                                    ----------        ----------
Net cash used in investing activities............................................................      (15,485)          (39,541)

Cash flows from financing activities:
  Proceeds from issuance of common stock.........................................................           10               654
  Purchases of treasury stock....................................................................         (248)             (432)
                                                                                                    ----------        ----------
Net cash (used in) provided by financing activities..............................................         (238)              222
                                                                                                    ----------        ----------
Net (decrease) increase in cash and cash equivalents.............................................      (18,187)               35

Cash and cash equivalents, beginning of period...................................................       36,478              (455)
                                                                                                    ----------        ----------
Cash and cash equivalents, end of period.........................................................   $   18,291        $     (420)
                                                                                                    ==========        ==========







              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 5

                                   NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                      (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                                       QUARTER ENDED
                                                                                                         MARCH 31,
                                                                                               ----------------------------
                                                                                                  2001              2000
                                                                                               ------------     -----------
Net loss.....................................................................................  $    (1,967)     $   (13,873)

Other comprehensive income:
   Unrealized gains on investments in available-for-sale securities,
    net of income tax expense of $72 and $0, respectively....................................          123                -
                                                                                               -----------      -----------

Comprehensive loss...........................................................................  $    (1,844)     $   (13,873)
                                                                                               ===========      ===========






















            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 6

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The interim condensed consolidated financial statements included herein have been prepared by New Century Equity Holdings Corp. ("NCEH") and subsidiaries, formerly known as Billing Concepts Corp., (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified for comparative purposes.

         On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings ("Platinum") of Los Angeles, California (the "Transaction"). Total consideration consisted of $49.7 million in cash (see Note 11) and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million. At this time, management cannot assess the probability of the divested divisions achieving the revenue targets necessary to generate a royalty payment to the Company. In addition, the Company is receiving payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which is included in other income (expense) as consulting income. The Company has received payments of $1.6 million for consulting services as of March 31, 2001. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

         In December 2000, the Board of Directors approved a change in the fiscal year end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 2001. The quarter ended December 31, 2000, represented the three-month transition period between fiscal years 2000 and 2001. The quarter ended March 31, 2001, represents the first quarter of fiscal year 2001.

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

NOTE 2. EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. As the Company had a net loss from continuing operations for the quarters ended March 31, 2001 and 2000, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. If the Company would have had net income from continuing operations for the quarters ended March 31, 2001 and 2000, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

been increased, through application of the treasury stock method, for each class of options for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price.

         For the quarter ended March 31, 2001, certain options to purchase 6,900,000 shares of common stock at prices ranging from $2.41 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options to purchase 807,000 shares of common stock at prices ranging from $1.98 to $2.38 per share which were excluded as they were antidilutive for the losses incurred for the quarter ended March 31, 2001.

         For the quarter ended March 31, 2000, certain options to purchase 5,278,000 shares of common stock at prices ranging from $6.88 to $29.00 per share would not have been included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were additional options to purchase 2,653,000 shares of common stock at prices ranging from $1.98 to $6.19 per share which were excluded as they were antidilutive for the losses incurred for the quarter ended March 31, 2000.

NOTE 3. INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

         In January 2001, the Company invested $15.0 million in a portfolio of fixed income securities. The Company classifies these investments as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These available-for-sale securities are measured at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss).

         Of the $15.0 million investment, $1.0 million is included in Short-term investments as a current asset, while the remaining investments are included in Investments in available-for-sale securities as a long-term asset. The maturities of these investments range from two to five years. The Company sold the fixed income securities classified as Short-term investments in April 2001. The Company intends to hold the remaining investments until maturity, but may sell the investments prior to their maturity if warranted by a change in market conditions for fixed income securities.

NOTE 4. OTHER ASSETS

         Other assets is comprised of the following:

                                                                            March 31,      December 31,      September 30,
                                                                              2001             2000              2000
                                                                         --------------  ----------------  ---------------
                                                                                          (In thousands)
       Goodwill - FIData, Inc., net of accumulated amortization
         of $2,085 at March 31, $1,717 at December 31 and
         $1,348 at September 30, 2000..................................    $    5,284        $  5,652         $   6,016
       Executive deferred compensation assets..........................           519             670               569
       Other non-current assets........................................           657             453               199
                                                                           ----------        --------         ---------
         Total other assets............................................    $    6,460        $  6,775         $   6,784
                                                                           ==========        ========         =========


                   NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. INVESTMENTS IN EQUITY AFFILIATES

         Investments in equity affiliates is comprised of the following:


                                                                            March 31,      December 31,      September 30,
                                                                              2001             2000              2000
                                                                         --------------  ----------------  ---------------
                                                                                          (In thousands)
       Equity investment in Princeton eCom Corporation:
         Cash investments..............................................    $   50,919        $ 50,919         $  50,919
         In-process research and development costs.....................        (4,465)         (4,465)           (4,465)
         Amortization and equity loss pick-up..........................       (16,423)        (15,435)          (11,545)
         Other.........................................................          (420)           (342)             (244)
                                                                           ----------        --------         ---------
           Net equity investment in Princeton eCom Corporation.........        29,611          30,677            34,665

       Equity investment in CoreINTELLECT, Inc.:
         Cash investments..............................................         6,000           6,000             6,000
         In-process research and development costs.....................        (2,500)         (2,500)           (2,500)
         Amortization and equity loss pick-up..........................        (2,113)           (663)             (333)
         Other.........................................................             5               5                 -
                                                                           ----------        --------         ---------
           Net equity investment in CoreINTELLECT, Inc.................         1,392           2,842             3,167
                                                                           ----------        --------         ---------
              Total investments in equity affiliates...................    $   31,003        $ 33,519         $  37,832
                                                                           ==========        ========         =========


NOTE 6. ACQUISITIONS AND INVESTMENTS

         In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in privately-held CoreINTELLECT, Inc. ("Core"), giving the Company an approximate 22% equity ownership stake, assuming conversion of the voting preferred stock. This investment is accounted for under the equity method. Based in Dallas, Texas, Core develops and markets Internet-based solutions that acquire, filter and disseminate business-critical knowledge and information. During 2000, the Company expensed $2.5 million of in-process research and development costs acquired in connection with this equity investment.

         In March 2000, the Company increased its ownership percentage in Princeton eCom Corporation ("Princeton") with an additional $33.5 million equity investment, which consists of $27.0 million of convertible preferred stock and $6.5 million of common stock. The Company expensed $2.5 million of in-process research and development in connection with this additional equity investment. In June 2000, under the terms of a Convertible Promissory Note, the Company advanced $5.0 million to Princeton. During the quarter ended September 30, 2000, the Convertible Promissory Note was converted into shares of Princeton's preferred stock, which are convertible into 1,111,111 shares of Princeton's common stock. The Company's ownership percentage in Princeton at March 31, 2001, was approximately 42.2%.

         In November 1999, the Company completed the acquisition of FIData, Inc. ("FIData"), an Austin, Texas-based company that provides Internet-based automated loan approval products to the financial services industries. The total consideration for the acquisition of FIData was approximately $4.2 million in cash and debt assumption and 1,100,000 shares of the Company's common stock. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss per common share since the date of acquisition. Approximately $7.4 million was recorded as goodwill and other intangibles and is being amortized on a straight-line basis over five years. The remaining balance of $1.7 million was expensed as acquired in-process research and development during the quarter ended December 31, 2000.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurs.

NOTE 8.  TREASURY STOCK

         In February 2000, the Company's Board of Directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company could purchase up to a total of $10.0 million of Company common stock in the open market or in privately negotiated transactions. In November and December 2000, the Board of Directors approved additional common stock repurchase programs, which allow the Company to cumulatively purchase up to a total of $25.0 million. As of March 31, 2001, the Company had purchased $19.0 million, or 7.1 million shares, of treasury stock.

NOTE 9.  RELATED PARTY TRANSACTIONS

         On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the Chief Executive Officer of the Company. The restricted stock consists of 400,000 shares of Princeton common stock, which vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $150,000 during the quarter ended March 31, 2001, as compensation expense related to the stock grant. The Company estimates it will recognize $0.6 million as compensation expense related to the stock grant in 2001.

NOTE 10. SPECIAL CHARGES

         During the quarter ended March 31, 2000, the Company recognized a $34,000 special charge related to severance costs.

NOTE 11. SUBSEQUENT EVENTS

         In April 2001, the Company contributed $15.0 million, in an aggregate $20.0 million private convertible debt financing for Princeton. The Company purchased $15.0 million of convertible promissory notes, which are expected to be converted into preferred stock at a rate to be determined in the future based on certain events. In addition to the convertible debt, the Company also received warrants to purchase shares of Princeton's convertible preferred stock.

         In connection with the Transaction, the Company guaranteed to Platinum a minimum working capital balance associated with the divested entities of $4.0 million. Based upon post-closing reviews of the financial statements of the divested entities, it was mutually determined by the Company and Platinum that the working capital balance was $2.8 million below the required $4.0 million. The working capital deficit of $2.8 million was paid to Platinum in April 2001, thereby reducing the cash consideration of the Transaction to $49.7 million from $52.5 million.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is a discussion of the consolidated financial condition and results of operations for New Century Equity Holdings Corp. ("NCEH") and subsidiaries (collectively referred to as the "Company"), as of and for the quarters ended March 31, 2001 and 2000. It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal quarter ended March 31.

RESULTS OF OPERATIONS

         The Company's revenues are derived entirely from its wholly owned subsidiary FIData, Inc. ("FIData"), acquired in November 1999. FIData provides Internet-based automated loan approval products to the financial services industries. The Company has an equity interest in Princeton eCom Corporation ("Princeton"), which offers electronic bill presentment and payment services via the Internet and telephone. As of March 31, 2001, the Company's ownership percentage in Princeton was approximately 42.2%. During the second quarter of 2000, the Company purchased a 22% equity interest in CoreINTELLECT, Inc. ("Core"), which provides Internet-based solutions that acquire, filter and disseminate business-critical knowledge and information.

         On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings ("Platinum") of Los Angeles, California (the "Transaction"). Total consideration consisted of $49.7 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million. At this time, management cannot assess the probability of the divested divisions achieving the revenue targets necessary to generate a royalty payment to the Company. In addition, the Company will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which is included in other income (expense) as consulting income. The Company has received payments of $1.6 million for consulting services as of March 31, 2001. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

CONTINUING OPERATIONS

         Total revenues for the quarter ended March 31, 2001 were $118,000, compared to $97,000 in the quarter ended March 31, 2000. The increase in total revenues from the prior year quarter was due to an increase in the number of customers utilizing FIData's loan approval products.

         Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the quarter ended March 31, 2001 were $2.1 million compared to $2.7 million in the quarter ended March 31, 2000. SG&A expenses decreased from the prior year quarter primarily due to a reduction in expenditures.

         Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in development and related expenses. R&D expenses were $0 million and $1.9 million in the quarters ended March 31, 2001 and 2000, respectively. The R&D expenses incurred during the quarter ended March 31, 2000, were related to the development of a financial services website, which was suspended during the quarter ended June 30, 2000.

         Net other expense of $1.2 million in the quarter ended March 31, 2001 compares to net other expense of $6.7 million in the quarter ended March 31, 2000. The decrease in net other expense from the prior year period is primarily due to the Company's in-process research and development expense of $5.0 million incurred in the quarter ended March 31, 2000, related to equity investments in Princeton and Core. The net other expense for the quarter ended March 31, 2001, also includes consulting income of $0.9 million from Platinum.

         The Company's effective tax rate was 9.4% and 14.7% in the quarters ended March 31, 2001 and 2000, respectively. The Company's effective income tax benefit was lower than the federal statutory benefit due to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

         The Company reported a net loss from continuing operations of $3.5 million for the quarter ended March 31, 2001, and $10.0 million for the quarter March 31, 2000. The net loss for the quarter ended March 31, 2000, includes special charges of $34,000 in severance related costs.

DISCONTINUED OPERATIONS

         In connection with the Transaction, the Company guaranteed to Platinum a minimum working capital balance associated with the divested entities of $4.0 million. Based upon post-closing reviews of the financial statements of the divested entities, it was mutually determined by the Company and Platinum that the working capital balance was $2.8 million below the required $4.0 million. The working capital deficit of $2.8 million was paid to Platinum in April 2001, thereby reducing the cash consideration of the Transaction to $49.7 million from $52.5 million.

         At March 31, 2001, the Company reviewed the accruals related to discontinued operations to assess the adequacy of the accruals. As a result of this assessment, the Company reduced such accruals and recognized income from the disposal of discontinued operations of $1.5 million based upon current estimates of future liabilities related to the divested entities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance increased to $18.3 million at March 31, 2001, from a cash deficit of $0.2 million at September 30, 2000. This increase is primarily related to the $52.5 million received from Platinum in connection with the Transaction, net of treasury stock purchases and investments in available-for-sale securities. The Company's working capital position increased to $18.6 million at March 31, 2001, from $3.0 million at September 30, 2000. The increase in the working capital was primarily attributable to the increase in the cash balance. In January 2001, the Company invested $15.0 million of cash into a portfolio of fixed income securities. Net cash used in operating activities was $2.5 million in the quarter ended March 31, 2001, as compared to net cash provided by operating activities of $39.4 million in the quarter ended March 31, 2000.

         Capital expenditures amounted to approximately $0.5 million in the quarter ended March 31, 2001 and related primarily to the purchase of computer equipment and software. The Company anticipates additional capital expenditures before acquisitions, if any, of approximately $0.8 million during the remainder of the fiscal year ended December 31, 2001, largely related to expenditures for furniture, fixtures, leasehold improvements, computer software and hardware upgrades. The Company believes that it will be able to fund expenditures with cash on hand.

         In November 1999, the Company completed the acquisition of FIData, a company located in Austin, Texas, that provides internet-based automated loan approval products to the financial services industries. The total consideration for the acquisition was approximately $4.2 million in cash and debt assumption and 1,100,000 shares of the Company's common stock. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company's consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss from continuing operations per common share since the date of the acquisition. Approximately $7.4 million was recorded as goodwill and other intangibles and is included in other assets. During the quarter ended December 31, 1999, the Company expensed $1.7 million of in-process R&D acquired in connection with this acquisition.

         In March 2000, the Company increased its ownership percentage in Princeton with an additional $33.5 million equity investment, which consisted of $27.0 million of convertible preferred stock and $6.5 million of common stock. In connection with this investment, the Company expensed $2.5 million of in-process R&D costs during 2000. In June 2000, under the terms of a Convertible Promissory Note, the Company advanced $5.0 million to Princeton. In the quarter ended September 30, 2000, the Convertible Promissory Note was converted into shares of Princeton preferred stock, which are convertible into 1,111,111 shares of Princeton common stock. The Company's ownership percentage in Princeton at March 31, 2001, was approximately 42.2%. In April 2001, the Company contributed $15.0 million, in an aggregate $20.0 million private convertible debt financing for Princeton. The Company purchased $15.0 million of convertible promissory notes, which are expected to be converted into preferred stock at a rate to be determined in the future based on certain events. In addition to the convertible debt, the Company also received warrants to purchase shares of Princeton's convertible preferred stock.

         In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in Core, a Dallas, Texas-based company that develops and markets Internet-based solutions that acquire, filter and disseminate business-critical knowledge and information. During 2000, the Company expensed $2.5 million of in-process R&D costs acquired in connection with this equity investment.

         The Company's operating cash requirements consist principally of funding of corporate and FIData expenses and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities and its recent investments in available-for-sale securities. The Company's investments in available-for-sale securities are measured at fair market value on the balance sheet. Purchased in January 2001, these investments are comprised of fixed income securities maturing over a two to five year period. Changes in interest rates and market conditions will impact the fair market value of the fixed income securities. The Company intends to hold the investments until maturity, but may sell the investments prior to their maturity if warranted by a change in market conditions for fixed income securities.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              None.

         (b)  Current Reports on Form 8-K:

                   Form 8-K dated February 12, 2001, announcing the change in the Company's name to New Century Equity Holdings Corp. from Billing Concepts Corp.

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

                                    NEW CENTURY EQUITY HOLDINGS CORP.
                                          (Registrant)


Date: May 4, 2001                   By:         /s/ DAVID P. TUSA
                                        --------------------------------------
                                                    David P. Tusa
                                        SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                           OFFICER AND CORPORATE SECRETARY
                                           (Duly authorized and principal
                                                   financial officer)