Form 10-Q
period 2001-06-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2001-08-10
CIK 1013706

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from      to

                         Commission File Number 0-28536

                                   -----------

                        NEW CENTURY EQUITY HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                         74-2781950
        (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

10101 REUNION PLACE, SUITE 450, SAN ANTONIO, TEXAS          78216
    (Address of principal executive offices)              (Zip code)

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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at August 9, 2001:

                                              NUMBER OF SHARES
             TITLE OF CLASS                      OUTSTANDING
             --------------                      -----------
      Common Stock, $.01 par value               34,965,920

================================================================================


                                               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                                                     INDEX

                                                                                                                                PAGE
PART I        FINANCIAL INFORMATION

Item 1.       Interim Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000...................................     3
              Condensed Consolidated Statements of Operations - For the Quarters and Six Months
                  Ended June 30, 2001 and June 30, 2000.....................................................................     4
              Condensed Consolidated Statements of Cash Flows - For the Quarters and Six Months
                  Ended June 30, 2001 and June 30, 2000.....................................................................     5
              Notes to Interim Condensed Consolidated Financial Statements..................................................     6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    11
Item 3.       Quantitative and Qualitative Disclosure about Market Risk.....................................................    13

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................................    14
Item 4.       Submission of Matters to a Vote of Security Holders...........................................................    14
Item 5.       Other Information.............................................................................................    14
Item 6.       Exhibits and Reports on Form 8-K..............................................................................    15

SIGNATURE.................................................................................................................      16


                                                  PART I FINANCIAL INFORMATION

                                 ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)


                                                                                              JUNE 30,          DECEMBER 31,
                                                                                                2001                2000
                                                                                             -----------      ----------------
                                     ASSETS
Current assets:

  Cash and cash equivalents...............................................................   $     2,950        $    36,478
  Accounts receivable, net................................................................            65              3,427
  Prepaids and other......................................................................           367                254
                                                                                             -----------        -----------
   Total current assets...................................................................         3,382             40,159
Property and equipment, net...............................................................           964                723
Investments in available-for-sale securities..............................................        15,278                  -
Other assets, net.........................................................................         6,189              6,775
Investments in and advances to equity affiliates..........................................        40,119             33,519
                                                                                             -----------        -----------
  Total assets............................................................................   $    65,932        $    81,176
                                                                                             ===========        ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable........................................................................   $        44        $        95
  Accrued liabilities.....................................................................           809              1,564
  Accrued income taxes....................................................................           155              2,525
  Net current liabilities from discontinued operations....................................         1,043              3,521
                                                                                             -----------        -----------
   Total current liabilities..............................................................         2,051              7,705
Other liabilities.........................................................................           701                741
                                                                                             -----------        -----------
  Total liabilities.......................................................................         2,752              8,446
Commitments and contingencies (see Note 10)
Stockholders' equity:

  Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares
    issued or outstanding at June 30 or December 31.......................................             -                  -
  Common stock, $0.01 par value, 75,000,000 shares authorized; 42,502,239 shares issued and 35,135,139 shares outstanding at June 30;
    42,506,960 shares issued and 35,652,560 shares outstanding at December 31.............           425                425
  Additional paid-in capital..............................................................        90,369             90,403
  Retained (deficit) earnings ............................................................        (8,277)               706
  Deferred compensation...................................................................           (29)               (49)
  Accumulated other comprehensive income..................................................            79                  -
  Treasury stock, at cost, 7,367,100 shares at June 30; 6,854,400 shares
   at December 31.........................................................................       (19,387)           (18,755)
                                                                                             -----------        -----------
   Total stockholders' equity.............................................................        63,180             72,730
                                                                                             -----------        -----------
    Total liabilities and stockholders' equity............................................   $    65,932        $    81,176
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



                                  NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)

                                                                                  QUARTER ENDED                SIX MONTHS ENDED
                                                                             ----------------------         ----------------------
                                                                              JUNE 30,     JUNE 30,         JUNE 30,      JUNE 30,
                                                                                2001         2000             2001          2000
                                                                             ---------    ---------         ---------    ---------
Operating revenues.........................................................  $     153    $     109         $     271    $     206
Cost of revenues...........................................................        200          107               376          187
                                                                             ---------    ---------         ---------    ---------
Gross (loss) profit........................................................        (47)           2              (105)          19
Selling, general and administrative expenses...............................      2,397        3,075             4,492        5,764
Research and development expenses..........................................          -           45                 -        1,922
Depreciation and amortization expenses.....................................        541          454             1,042          917
Special charges............................................................          -            -                 -           34
                                                                             ---------    ---------         ---------    ---------
  Loss from continuing operations..........................................     (2,985)      (3,572)           (5,639)      (8,618)
Other income (expense):
  Interest income, net.....................................................        297            6               611            6
  Equity in net loss of equity affiliates..................................     (5,750)      (3,567)           (8,188)      (5,270)
  In-process research and development of equity affiliates.................          -            -                 -       (4,965)
  Consulting income........................................................        938            -             1,876            -
  Other, net...............................................................          5           32                19           20
                                                                             ---------    ---------         ---------    ---------

    Total other expense, net...............................................     (4,510)      (3,529)           (5,682)     (10,209)
                                                                             ---------    ---------         ---------    ---------
Loss from continuing operations before income tax benefit..................     (7,495)      (7,101)          (11,321)     (18,827)
Income tax benefit.........................................................        479        1,172               838        2,895
                                                                             ---------    ---------         ---------    ---------
  Net loss from continuing operations......................................     (7,016)      (5,929)          (10,483)     (15,932)
Discontinued operations:
  Net loss from discontinued operations, net of income tax
   benefit of $0, $1,717, $0 and $1,578, respectively......................          -       (3,128)                -       (6,998)
  Net income from disposal of discontinued operations, net
   of $0 income tax expense ...............................................          -            -             1,500            -
                                                                             ---------    ---------         ---------    ---------
   Net loss................................................................  $  (7,016)   $  (9,057)        $  (8,983)   $ (22,930)
                                                                             =========    =========         =========    =========


Basic and Diluted:
Net loss from continuing operations per common share.......................  $   (0.20)   $   (0.14)        $   (0.30)   $   (0.40)
Net loss from discontinued operations per common share.....................          -        (0.08)                -        (0.17)
Net income from disposal of discontinued operations
  per common share.........................................................          -            -              0.04            -
                                                                             ---------    ---------         ---------    ---------
  Net loss per common share................................................  $   (0.20)   $   (0.22)        $   (0.26)   $   (0.57)
                                                                             =========    =========         =========    =========

Weighted average common shares outstanding.................................     35,167       41,462            35,406       40,020
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



                                    NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                        -----------------------------------
                                                                                            JUNE 30,            JUNE 30,
                                                                                              2001                2000
                                                                                        ----------------    ---------------
Cash flows from operating activities:
  Net loss from continuing operations.................................................   $    (10,483)        $   (15,932)
   Adjustments to reconcile net loss from continuing operations to net cash
   (used in) provided by operating activities:
    Depreciation and amortization.....................................................          1,042                 917
    Equity in net loss of equity affiliates...........................................          8,188               5,270
    In-process research and development costs.........................................              -               4,965
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable.......................................          4,760              (6,682)
     (Increase) decrease in prepaids and other........................................           (108)                117
     Decrease in accounts payable.....................................................            (51)               (432)
     Decrease in accrued liabilities..................................................         (1,927)               (164)
     (Decrease) increase in other liabilities and other noncash items.................            (74)                  5
                                                                                         ------------         -----------
Net cash provided by (used in) continuing operating activities........................          1,347             (11,936)
Net cash (used in) provided by discontinued
  operating activities................................................................         (3,547)             52,204
                                                                                         ------------         -----------
  Net cash (used in) provided by operating activities.................................         (2,200)             40,268

Cash flows from investing activities:
  Purchases of property and equipment.................................................           (495)                  -
  Investments in available-for-sale securities........................................        (16,500)                  -
  Proceeds from sale of available-for-sale securities.................................          1,513                   -
  Investments in net assets of and advances to equity affiliates......................        (15,000)            (39,500)
  Other investing activities..........................................................           (224)                (67)
                                                                                         ------------         -----------
Net cash used in investing activities.................................................        (30,706)            (39,567)

Cash flows from financing activities:
  Proceeds from issuance of common stock..............................................             10                 691
  Purchases of treasury stock.........................................................           (632)               (760)
                                                                                         ------------         -----------
Net cash (used in) provided by financing activities...................................           (622)                (69)
                                                                                         ------------         -----------
Net (decrease) increase in cash and cash equivalents..................................        (33,528)                632

Cash and cash equivalents, beginning of period........................................         36,478                (455)
                                                                                         ------------         -----------
Cash and cash equivalents, end of period..............................................   $      2,950         $       177
                                                                                         ============         ===========

                                       The accompanying notes are an integral part of
                                     these condensed consolidated financial statements.


               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The interim condensed consolidated financial statements included herein have been prepared by New Century Equity Holdings Corp. and subsidiaries, formerly known as Billing Concepts Corp., (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified for comparative purposes.

         On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings ("Platinum") of Los Angeles, California (the "Transaction"). Total consideration consisted of $49.7 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million. At this time, management cannot assess the probability of the divested divisions achieving the revenue targets necessary to generate a royalty payment to the Company. In addition, the Company receives payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which is included in other income (expense) as consulting income. The Company has received payments of $2.5 million for consulting services as of June 30, 2001. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

         In December 2000, the Board of Directors approved a change in the fiscal year end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 2001. The quarter ended December 31, 2000, represented the three-month transition period between fiscal years 2000 and 2001. The quarter ended March 31, 2001, represented the first quarter of fiscal year 2001.

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which addresses the initial recognition of goodwill and other intangible assets acquired in a business combination and requires that all future business combinations be accounted for under the purchase method of accounting. In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets. In accordance with these statements, goodwill and certain intangible assets will no longer be amortized, but will be subject to at least an annual assessment of impairment. As a result of implementing these statements, the Company will cease the amortization of goodwill as of December 31, 2001. The Company will adopt these statements on a prospective basis on January 1, 2002, although certain provisions of these statements may also apply to business combinations completed after June 30, 2001. Management does not believe the adoption of these statements will have an adverse impact on the financial statements of the Company in 2002.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. As the Company had a net loss from continuing operations for the quarters and six months ended June 30, 2001 and June 30, 2000, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. If the Company would have had net income from continuing operations for the quarters and six months ended June 30, 2001 and June 30, 2000, the denominator (weighted average number of common shares and common share equivalents outstanding) in the diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of options for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price.

NOTE 4. INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

         In January 2001, the Company invested $15.0 million in a portfolio of fixed income securities. The Company classifies these investments as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These available-for-sale securities are measured at fair value, with unrealized holding gains (losses) reported in other comprehensive income (loss) (See
Note 5).

         The investments are included in Investments in available-for-sale securities as a long-term asset. The maturities of these investments range from two to five years. The Company sold $1.0 million and $0.5 million of the investments in April and May 2001, respectively. In June 2001, the Company re-invested the $1.5 million in the investments, for a net investment of $15.0 million. The Company intends to hold the investments until maturity, but may sell the investments prior to their maturity if warranted by a change in market conditions for fixed income securities.

NOTE 5. COMPREHENSIVE LOSS

         In accordance with SFAS No. 130, "Reporting Comprehensive Income", the unrealized gains (losses) on the Company's Investments in available-for-sale securities (See Note 4) are included as a component of other comprehensive income (loss). For the quarter ended June 30, 2001, the Company incurred an unrealized loss on the investments in available-for-sale securities of $35,000, net of income tax benefit of $21,000 and a reclassification adjustment for gains of $9,000 (included in net loss), net of income tax expense of $4,000, for a total comprehensive loss of $6,972,000. During the six months ended June 30, 2001, the Company incurred an unrealized gain on the investments in available-for-sale securities of $88,000, net of income tax expense of $51,000 and a reclassification adjustment for gains of $9,000 (included in net loss), net of income tax expense of $4,000, for a total comprehensive loss of $8,904,000.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. OTHER ASSETS

         Other assets is comprised of the following:

                                                                                             June 30,        December 31,
                                                                                               2001              2000
                                                                                             --------        ------------
                                                                                                   (In thousands)
       Goodwill - FIData, Inc., net of accumulated amortization of $2,454 at
         June 30, $1,717 at December 31 and $1,348 at September 30......................     $  4,915         $   5,652
       Executive deferred compensation assets...........................................          634               670
       Other non-current assets.........................................................          640               453
                                                                                             --------         ---------

         Total other assets.............................................................     $  6,189         $   6,775
                                                                                             ========         =========

NOTE 7. INVESTMENTS IN AND ADVANCES TO EQUITY AFFILIATES

         Investments in and advances to equity affiliates is comprised of the following:

                                                                                             June 30,        December 31,
                                                                                               2001              2000
                                                                                             --------        ------------
                                                                                                   (In thousands)
       Equity investment in Princeton eCom Corporation:
         Cash investments...............................................................     $ 65,919         $  50,919
         In-process research and development costs......................................       (4,465)           (4,465)
         Amortization and equity loss pick-up...........................................      (21,263)          (15,435)
         Other..........................................................................         (554)             (342)
                                                                                             --------         ---------
           Net equity investment in Princeton eCom Corporation..........................       39,637            30,677

       Equity investment in CoreINTELLECT, Inc.:
         Cash investments...............................................................        6,000             6,000
         In-process research and development costs......................................       (2,500)           (2,500)
         Amortization and equity loss pick-up...........................................       (3,023)             (663)
         Other..........................................................................            5                 5
                                                                                             --------         ---------
           Net equity investment in CoreINTELLECT, Inc..................................          482             2,842
                                                                                             --------         ---------
              Total investments in and advances to equity affiliates....................     $ 40,119         $  33,519
                                                                                             ========         =========

NOTE 8. ACQUISITIONS AND INVESTMENTS

         In April 2001, the Company contributed $15.0 million, in an aggregate $22.5 million private convertible debt financing for Princeton eCom Corporation ("Princeton"). The Company purchased $15.0 million of convertible promissory notes, which are expected to be converted into preferred stock at a rate to be determined in the future based on certain events. In addition to the convertible debt, the Company also received warrants to purchase shares of Princeton's convertible preferred stock. The Company's ownership percentage of the outstanding shares of Princeton at June 30, 2001, was approximately 43.6%.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. SUMMARIZED FINANCIAL INFORMATION FOR UNCONSOLIDATED SUBSIDIARY

         The Company accounts for its investment in Princeton under the equity method. The Company's ownership percentage of the outstanding shares of Princeton was approximately 43.6% and 42.2% as of June 30, 2001 and December 31, 2000, respectively. The Company records the equity in net loss of Princeton on a three-month lag; therefore, the unaudited summarized financial information for Princeton as of March 31, 2001 is presented in the table below (in thousands).

                                                              MARCH 31, 2001           SEPTEMBER 30, 2000
                                                              --------------           ------------------
           Current assets............................              $ 22,586                 $ 38,703
           Non-current assets........................                16,862                   12,894
           Current liabilities.......................                20,283                   15,660
           Non-current liabilities...................                   342                      185
           Manditorily redeemable convertible
             preferred stock.........................                61,258                   57,313

                                                                        FOR THE QUARTERS ENDED,
                                                               ----------------------------------------
                                                               MARCH 31, 2001            MARCH 31, 2000
                                                               --------------            --------------
           Total revenues............................               $ 4,902                   $ 2,434
           Gross profit..............................                   689                       486
           Loss from operations......................                (8,414)                   (5,436)
           Net loss..................................                (8,290)                   (5,419)
           EBITDA....................................                (7,217)                   (4,393)


         In May 2001, Princeton announced its acquisition of Quicken Bill Manager from Intuit Inc. ("Intuit"). Quicken Bill Manager provides online bill presentment and payment services by processing payments for customers utilizing Intuit's Quicken personal financial management software. Under the terms of the acquisition agreement, Princeton acquired the assets of Intuit's Quicken Bill Manager through the purchase of certain technologies from Intuit and all of the outstanding shares of Venture Finance Services Corp., a wholly owned subsidiary of Intuit. In exchange, Intuit will receive, in February 2002, at Princeton's election, either an equity stake in Princeton equivalent to approximately 21 percent of Princeton's outstanding shares at the close of the transaction or cash. If elected, the cash payment would be made as a lump-sum payment or in four annual installments.

NOTE 10. COMMITMENTS AND CONTINGENCIES

         As previously disclosed, the Company has been engaged in discussions with the staff of the Federal Trade Commission's ("FTC") Bureau of Consumer Protection regarding a proposed complaint by the FTC alleging potential liability arising primarily from the alleged cramming of charges for non-regulated telecommunication services by certain of its customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. These allegations relate to businesses conducted by the subsidiaries sold by the Company on October 23, 2000. In August 2001, the Company reached a settlement with the FTC, which included a payment to the FTC of $350,000. This settlement fully resolves all issues related to the FTC's inquiry.

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

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. TREASURY STOCK

         In February 2000, the Company's Board of Directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company could purchase up to a total of $10.0 million of Company common stock in the open market or in privately negotiated transactions. In November and December 2000, the Board of Directors approved additional common stock repurchase programs, which allow the Company to cumulatively purchase a total of $25.0 million of common stock. During the quarter and six months ended June 30, 2001, the Company purchased $0.4 million, or 312,700 shares, and $0.6 million, or 512,700 shares, respectively, of treasury stock. As of June 30, 2001, the Company had purchased $19.4 million, or 7.4 million shares, of treasury stock, under this program.

NOTE 12. RELATED PARTY TRANSACTIONS

         On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the Chief Executive Officer of the Company. The restricted stock grant consists of Princeton common stock, equal to 2% of Princeton's fully diluted shares. The restricted stock grant vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $150,000 and $300,000 during the quarter and six months ended June 30, 2001, respectively, as compensation expense related to the stock grant. The Company estimates it will recognize $600,000 as compensation expense related to the stock grant in 2001.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is a discussion of the interim condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries (collectively, the "Company"), for the quarters and six months ended June 30, 2001 and June 30, 2000. It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended September 30, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal quarter ended June 30.

RESULTS OF OPERATIONS

         The Company's revenues are derived entirely from its wholly owned subsidiary FIData, Inc. ("FIData"), acquired in November 1999. FIData provides Internet-based automated loan approval products to the financial services industries. The Company has an equity interest in Princeton eCom Corporation ("Princeton"), which offers electronic bill presentment and payment services via the Internet and telephone. As of June 30, 2001, the Company's ownership percentage in Princeton was approximately 43.6%. During the second quarter of 2000, the Company purchased an approximate 22% equity interest in CoreINTELLECT, Inc. ("Core"), which provides Internet-based solutions that acquire, filter and disseminate business-critical knowledge and information.

         On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings ("Platinum") of Los Angeles, California (the "Transaction"). Total consideration consisted of $49.7 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million. At this time, management cannot assess the probability of the divested divisions achieving the revenue targets necessary to generate a royalty payment to the Company. In addition, the Company receives payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which is included in other income (expense) as consulting income. The Company has received payments of $2.5 million for consulting services as of June 30, 2001. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

CONTINUING OPERATIONS

         Revenues are comprised of transaction fees for processing loan applications, implementation fees for new customers and a variety of customer service related fees. Total revenues for the quarter ended June 30, 2001 were $153,000, compared to $109,000 in the quarter ended June 30, 2000. Revenues for the six months ended June 30, 2001 were $271,000, compared to $206,000 in the six months ended June 30, 2000. The increase in revenues was primarily due to an increase in the amount charged per transaction processed. The revenue per transaction processed was $8.20 and $7.82 for the quarter and six months ended June 30, 2001, respectively, compared to $5.04 and $5.41 for the quarter and six months ended June 30, 2000, respectively.

         Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the quarter ended June 30, 2001 were $2.4 million, compared to $3.1 million in the quarter ended June 30, 2000. SG&A expenses for the six months ended June 30, 2001 were $4.5 million, compared to $5.8 million in the six months ended June 30, 2000. SG&A expenses decreased from the prior periods primarily due to an overall reduction in expenditures.

         Research and development ("R&D") expenses are comprised of the salaries and benefits of the employees involved in development and related expenses. R&D expenses were $0 and $45,000 in the quarters ended June 30, 2001 and June 30, 2000, respectively. R&D expenses were $0 and $1.9 million in the six months ended June 30, 2001 and June 30, 2000, respectively. The R&D expenses incurred during the quarter and six months ended June 30, 2000 were related to the development of a financial services website, which was suspended during the quarter ended June 30, 2000.

         Net other expense of $4.5 million in the quarter ended June 30, 2001, compared to net other expense of $3.5 million in the quarter ended June 30, 2000. Net other expense of $5.7 million in the six months ended June 30, 2001, compared to net other expense of $10.2 million in the six months ended June 30, 2000. The fluctuations in net other expenses are primarily related to the increasing equity in net loss of Princeton and Core as well as the in-process research and development expense related to the equity investments in Princeton and Core. The net other expense for the quarter and six months ended June 30, 2001, also includes consulting income from Platinum of $0.9 million and $1.9 million, respectively.

         The Company's effective income tax benefit rate was 6.4% and 16.5% for the quarters ended June 30, 2001 and June 30, 2000, respectively. The effective income tax benefit rate for the six months ended June 30, 2001 and June 30, 2000 was 7.4% and 15.4%, respectively. The Company's effective income tax benefit rate was lower than the federal statutory benefit rate due to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes, including the equity in net loss of equity affiliates and the amortization of FIData goodwill.

         The Company reported a net loss from continuing operations of $7.0 million for the quarter ended June 30, 2001 and $5.9 million for the quarter June 30, 2000. For the six months ended June 30, 2001 and June 30, 2000, the Company reported a net loss from continuing operations of $10.5 million and $15.9 million, respectively. The net loss for the six months ended June 30, 2000 includes special charges of $34,000 in severance related costs.

DISCONTINUED OPERATIONS

         During the quarter ended March 31, 2001, the Company reviewed the accruals related to discontinued operations to assess the adequacy of the accruals. As a result of this assessment, the Company reduced such accruals and recognized income from the disposal of discontinued operations of $1.5 million based upon current estimates of future liabilities related to the divested entities. The $1.5 million is reflected as net income from disposal of discontinued operations in the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased to $3.0 million at June 30, 2001, from $36.5 million at December 31, 2000. This decrease is primarily related to the $2.8 million working capital true-up payment to Platinum in April 2001, the $15.0 million investments in available-for-sale securities in January 2001 and the $15.0 million investment in Princeton in April 2001. The Company's working capital position decreased to $1.3 million at June 30, 2001, from $32.5 million at December 31, 2000. The decrease in the working capital was primarily attributable to the decrease in the cash balance. In January 2001, the Company invested $15.0 million of cash into a portfolio of fixed income securities. Net cash used in operating activities for the six months ended June 30, 2001, was $2.2 million compared to net cash provided by operating activities of $40.3 million for the six months ended June 30, 2000, respectively.

         Capital expenditures amounted to $0.5 million in the six months ended June 30, 2001, and related primarily to the purchase of computer equipment and software for FIData. The Company anticipates additional capital expenditures before acquisitions, if any, of approximately $0.4 million during the remainder of the fiscal year ended December 31, 2001, largely related to expenditures for furniture, fixtures, leasehold improvements, computer software and hardware upgrades. The Company believes that it will be able to fund expenditures with cash on hand.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As previously disclosed, the Company has been engaged in discussions with the staff of the Federal Trade Commission's ("FTC") Bureau of Consumer Protection regarding a proposed complaint by the FTC alleging potential liability arising primarily from the alleged cramming of charges for non-regulated telecommunication services by certain of its customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. These allegations relate to businesses conducted by the subsidiaries sold by the Company on October 23, 2000. In August 2001, the Company reached a settlement with the FTC, which included a payment to the FTC of $350,000. This settlement fully resolves all issues related to the FTC's inquiry

         The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2001 Annual Meeting of Stockholders was held on May 15, 2001, in San Antonio, Texas. At the meeting, the Company's stockholders elected one director to serve a three-year term expiring in 2004 and ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2001.

         The following table summarizes the number of votes cast for, against or withheld, and number of abstentions as to each matter.

                              ELECTION OF DIRECTOR

          Name                    Total Votes For              Total Votes Withheld
    ------------------          -------------------           -----------------------
        Lee Cooke                    31,458,521                      4,131,595

         RATIFICATION OF ARTHUR ANDERSEN LLP AS INDEPENDENT ACCOUNTANTS

           For                            Against                     Abstain
    ------------------          -------------------           -----------------------
       35,298,727                         224,237                     67,152

ITEM 5. OTHER INFORMATION

         On August 6, 2001, the Company announced a settlement with the Federal Trade Commission arising out of the FTC Bureau of Consumer Protection's investigation of alleged "cramming" by the Company's former LEC Billing division. The settlement, which included a payment to the FTC of $350,000, fully resolves all issues related to the FTC's inquiry.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             99.1 Press release dated August 6, 2001, announcing the
                    settlement with the Federal Trade Commission (filed herewith)

         (b) Current Reports on Form 8-K:

             Form 8-K dated May 16, 2001, filed May 31, 2001, amended July 30, 2001, announcing that Princeton eCom Corporation acquired Quicken Bill Manager from Intuit, Inc.

ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEW CENTURY EQUITY HOLDINGS CORP.
                                       (Registrant)

Date: August 10, 2001            By:            /S/ DAVID P. TUSA
                                      -----------------------------------------
                                                   David P. Tusa
                                        SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                           OFFICER AND CORPORATE SECRETARY
                                                 (Duly authorized and
                                             principal financial officer)