Form 10-Q
period 2001-09-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2001-11-14
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-28536

NEW CENTURY EQUITY HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware

74-2781950

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10101 Reunion Place, Suite 450, San Antonio, Texas

78216

(Address of principal executive offices)	(Zip code)

(210) 302-0444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicated below is the number of shares outstanding of the registrant’s only class of common stock at November 13, 2001:

Number of Shares

Title of Class	Outstanding
Common Stock, $0.01 par value	34,215,920

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	September 30,	December 31,
	2001	2000
Current Assets:
Cash and cash equivalents	$18,366	$36,478
Accounts receivable, net	969	3,427
Inventory	1,251	-
Prepaids and other	568	254
Total current assets	21,154	40,159
Property and equipment, net	825	723
Other assets, net	1,365	6,775
Net assets held for sale	440	-
Investments in and advances to equity affiliates	33,012	33,519
Total assets	$56,796	$81,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$931	$95
Accrued liabilities	1,002	1,564
Accrued income taxes	356	2,525
Revolving credit note	323	-
Note payable to minority stockholders	132	-
Net current liabilities from discontinued operations	650	3,521
Total current liabilities	3,394	7,705
Other liabilities	606	741
Long-term debt to minority stockholders, net of discount	1,300	-
Total liabilities	5,300	8,446
Commitments and contingencies (see Note 13)
Minority interest in consolidated affiliate (see Note 4)	1,290	-
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or outstanding at September 30 or December 31	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized; 35,653,620 shares issued and 34,215,920 shares outstanding at September 30; 42,506,960 shares issued and 35,652,560 shares outstanding at December 31	357	425
Additional paid-in capital	71,687	90,403
Retained (deficit) earnings	(20,501)	706
Deferred compensation	(22)	(49)
Treasury stock, at cost, 1,437,700 shares at September 30; 6,854,400 shares at December 31	(1,315)	(18,755)
Total stockholders’ equity	50,206	72,730
Total liabilities and stockholders’ equity	$56,796	$81,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

Quarter Ended

Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000
Operating revenues	$169	$173	$440	$379
Cost of revenues	188	128	564	315
Gross (loss) profit	(19)	45	(124)	64

Selling, general and administrative expenses	2,274	1,554	6,766	7,318
Research and development expenses	-	(45)	-	1,877
Depreciation and amortization expenses	551	443	1,593	1,360
Goodwill impairment	4,651	-	4,651	-
Special charges	-	435	-	469
Loss from continuing operations	(7,495)	(2,342)	(13,134)	(10,960)

Other income (expense):
Interest income, net	351	-	962	6
Equity in net loss of equity affiliates	(7,041)	(3,781)	(15,229)	(9,051)
In-process research and development of equity affiliates	-	-	-	(4,965)
Consulting income	938	-	2,814	-
Realized gain on available-for-sale securities	553	-	566	-
Other, net	670	17	676	37
Total other expense, net	(4,529)	(3,764)	(10,211)	(13,973)

Loss from continuing operations before income tax (expense) benefit	(12,024)	(6,106)	(23,345)	(24,933)
Income tax (expense) benefit	(200)	562	638	3,457
Net loss from continuing operations	(12,224)	(5,544)	(22,707)	(21,476)

Discontinued operations:
Net loss from discontinued operations, net of income tax (expense) benefit of $0, ($152), $0 and $1,426, respectively	-	(1,010)	-	(8,008)
Net (loss) income from disposal of discontinued operations, net of income tax expense of $0, $5,629, $0 and $5,629, respectively	-	(9,277)	1,500	(9,277)
Net loss	$(12,224)	$(15,831)	$(21,207)	$(38,761)

Basic and diluted:
Net loss from continuing operations per common share	$(0.35)	$(0.13)	$(0.64)	$(0.53)
Net loss from discontinued operations per common share	-	(0.02)	-	(0.20)
Net income from disposal of discontinued operations per common share	-	(0.23)	0.04	(0.23)
Net loss per common share	$(0.35)	$(0.38)	$(0.60)	$(0.96)

Weighted average common shares outstanding	34,646	41,534	35,142	40,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net loss from continuing operations	$(22,707)	$(21,476)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,593	1,360
Impairment of goodwill	4,651	-
Equity in net loss of equity affiliates	15,229	9,051
In-process research and development costs	-	4,965
Realized gains from sale of available-for-sale securities	(566)	-
Non-cash special charges	-	436
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,458	(3,267)
(Increase) decrease in prepaids and other	(151)	35
Increase (decrease) in accounts payable	114	(441)
Decrease in accrued liabilities	(1,907)	(159)
Increase in deferred income taxes	-	2,806
Decrease in other liabilities and other noncash items	(43)	(80)
Net cash provided by (used in) continuing operating activities	671	(6,770)

Net cash (used in) provided by discontinued operating activities	(3,940)	54,124
Net cash (used in) provided by operating activities	(3,269)	47,354

Cash flows from investing activities:
Purchases of property and equipment	(615)	(50)
Investments in available-for-sale securities	(16,500)	-
Proceeds from sale of available-for-sale securities	17,265	-
Investment in consolidated affiliate	1,379	-
Investments in net assets of and advances to equity affiliates	(15,000)	(45,580)
Other investing activities	(72)	(385)
Net cash used in investing activities	(13,543)	(46,015)

Cash flows from financing activities:
Proceeds from issuance of common stock	14	861
Purchases of treasury stock	(1,314)	(1,901)
Net cash used in financing activities	(1,300)	(1,040)

Net (decrease) increase in cash and cash equivalents	(18,112)	299

Cash and cash equivalents, beginning of period	36,478	(455)

Cash and cash equivalents, end of period	$18,366	$(156)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by New Century Equity Holdings Corp. and subsidiaries, formerly known as Billing Concepts Corp., (collectively, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods.  All such adjustments are of a normal recurring nature.  It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.  Certain prior period amounts have been reclassified for comparative purposes.

On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings (“Platinum”) of Los Angeles, California (the “Transaction”).  Total consideration consisted of $49.7 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20 million.  At this time, management cannot assess the probability of the divested divisions achieving the revenue targets necessary to generate a royalty payment to the Company.  In addition, the Company receives payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which is included in other income (expense) as consulting income.  The Company has received payments of $3.4 million for consulting services as of September 30, 2001.  All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board No. 30.

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

Note 2. New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which addresses the initial recognition of goodwill and other intangible assets acquired in a business combination and requires that all future business combinations be accounted for under the purchase method of accounting.  In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets.  In accordance with the statements, goodwill and certain intangible assets will no longer be amortized, but will be subject to at least an annual assessment of impairment.  The Company will adopt these statements on a prospective basis on January 1, 2002, although certain provisions of these statements have been applied to business combinations completed after June 30, 2001.  Management does not believe the adoption of these statements will have an adverse impact on the financial statements of the Company in 2002 relative to business combinations completed before June 30, 2001.

Note 3. Acquisitions and Investments

In August 2001, the Company entered into a Series A Preferred Stock Purchase Agreement (“Purchase Agreement”) with Tanisys Technology, Inc. (“Tanisys”) to purchase 1,060,000 shares of Tanisys’ Series A Preferred Stock for $1,060,000, in an aggregate $2,575,000 financing.  Each share of Series A Preferred Stock is initially convertible into 33.334 shares of Tanisys’ common stock.  The Company’s ownership percentage of the outstanding shares of Tanisys at September 30, 2001, was approximately 33.5%.  The Company’s ownership percentage is based upon its voting interest in Tanisys.

In connection with the Purchase Agreement, Tanisys will make payments to the holders of the Series A Preferred Stock, to the extent its cash flow meets certain levels, until the holders have received the amount of their investment in the Series A Preferred Stock.  At the sole option of the Company, these payments may be converted into additional shares of Series A Preferred Stock, in lieu of cash, to be delivered to the holders of the Series A Preferred Stock.  Tanisys has granted a security interest in all of its assets to secure its obligation to make these payments, and has agreed to issue additional shares of Series A Preferred Stock, equal to 50% of the then fully diluted common stock, to the holders of the Series A Preferred Stock if Tanisys fails to return the amount of their investment, plus cumulative dividends at the rate of 15% annually, by July 15, 2003.  At the sole option of the Company, dividend payments may be converted into additional shares of Series A Preferred Stock, in lieu of cash, to be delivered to the holders of Series A Preferred Stock.  Tanisys also agreed to issue, at up to six different times, additional shares of Series A Preferred Stock to the holders of the Series A Preferred Stock equal to 25% of the then fully diluted common stock if Tanisys fails to meet any of certain financial requirements for six periods of time, beginning with the quarters ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003 and December 31, 2003.  Each failure to meet any one of the several financial requirements in any of the six periods will result in Tanisys being required to issue additional shares of Series A Preferred Stock, for no additional consideration, to the holders of the Series A Preferred Stock.  Tanisys failed to meet the financial requirements for the quarter ended September 30, 2001, resulting in the issuance of 999,051 additional shares of Series A Preferred Stock to the holders of the Series A Preferred Stock.

For accounting purposes, the Company is deemed to have control of Tanisys and therefore, must consolidate the financial statements of Tanisys.  The Company will consolidate Tanisys’ financial statements on a three-month lag.  Tanisys’ balance sheet as of the purchase date has been consolidated with the Company’s balance sheet as of September 30, 2001.

In April 2001, the Company contributed $15.0 million, in an aggregate $22.5 million private convertible debt financing for Princeton eCom Corporation (“Princeton”).  The Company purchased $15.0 million of convertible promissory notes, which are expected to be converted into preferred stock at a rate to be determined in the future based on certain events.  In addition to the convertible debt, the Company also received warrants to purchase shares of Princeton’s convertible preferred stock.  The Company’s ownership percentage of the outstanding shares of Princeton at September 30, 2001, was approximately 41.5%.  The Company’s ownership percentage is based upon its voting interest in Princeton.

Note 4. Consolidated Balance Sheet of Tanisys

In August 2001, the Company invested $1,060,000 in Tanisys (see Note 3).  For accounting purposes, the Company consolidates Tanisys into the financial statements of the Company.  As the Company is consolidating Tanisys on a three-month lag (due to the difference in the fiscal years of the Company and Tanisys), Tanisys’ balance sheet, including acquisition adjustments, as of the financing date has been consolidated in the Company’s balance sheet as of September 30.  Tanisys’ balance sheet consolidated herein is as follows:

(in thousands)
Cash and cash equivalents	$2,440
Accounts receivable, net	648
Inventory	1,251
Prepaids and other	181
Property and equipment, net	377
Other assets	757

Accounts payable	834
Accrued liabilities	692
Revolving credit note	323
Note payable to minority stockholders	132
Other liabilities	23
Long-term debt to minority stockholders	1,300
Minority interest in consolidated affiliates	1,290

Tanisys entered into an Accounts Receivable Financing Agreement (“Debt Agreement”) with Silicon Valley Bank on May 30, 2001, to fund accounts receivable and provide working capital up to a maximum of $2.0 million secured by the assets of Tanisys.

Note 5. Investments in Available-for-sale Securities

In January 2001, the Company invested $15.0 million in a portfolio of fixed income securities.  The Company classified these investments as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  These available-for-sale securities were measured at fair value, with unrealized holding gains (losses) reported in other comprehensive income (loss) (see Note 12).

The investments were included in Investments in available-for-sale securities as a long-term asset.  The maturities of these investments ranged from two to five years.  The Company sold $1.0 million and $0.5 million of the investments in April and May 2001, respectively.  In June 2001, the Company re-invested the $1.5 million in the investments, for a net investment of $15.0 million.  In September 2001, the Company sold the $15.0 million investment due to changes in the market conditions of fixed income securities.  The Company realized a $0.6 million gain on the sale of these securities.  The Company has invested the proceeds from the sale into short-term securities.

Note 6. Other Assets

Other assets is comprised of the following:

	September 30,	December 31,
	2001	2000
	(In thousands)
Goodwill – FIData, Inc., net of accumulated amortization of $0 at September 30 (see Note 11) and $1,717 at December 31	$-	$5,652
Executive deferred compensation assets	554	670
Other non-current assets	811	453

Total other assets	$1,365	$6,775

Note 7. Net Assets Held for Sale

During the third quarter of 2001, the Company formalized plans to dispose of the FIData, Inc. (“FIData”) operations.  The Company entered into an agreement to merge the FIData operations into those of Microbilt Corporation (“Microbilt”) and in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”, recorded an impairment loss to reduce the carrying value of the assets to the net realizable value including an accrual for the costs incurred during the sale (see Note 11).  In October 2001, the Company completed the merger of FIData into Microbilt (see Note 15).

At September 30, 2001, the assets held for sale totaled $440, are classified as non-current assets on the Company’s balance sheet herein and are summarized as follows:

(in thousands)
Cash and cash equivalents	$(113)
Accounts receivable, net	46
Prepaids and other	22
Property and equipment, net	391
Other assets	549

Accounts payable	112
Accrued liabilities	343

Note 8. Investments in and Advances to Equity Affiliates

Investments in and advances to equity affiliates is comprised of the following:

	September 30,	December 31,
	2001	2000
	(In thousands)
Equity investment in Princeton eCom Corporation:
Cash investments	$65,919	$50,919
In-process research and development costs	(4,465)	(4,465)
Amortization and equity loss pick-up	(27,771)	(15,435)
Other	(671)	(342)
Net equity investment in Princeton eCom Corporation	33,012	30,677

Equity investment in Coreintellect, Inc.:
Cash investments	6,000	6,000
In-process research and development costs	(2,500)	(2,500)
Amortization and equity loss pick-up	(3,556)	(663)
Other	56	5
Net equity investment in Coreintellect, Inc.	-	2,842

Total investments in and advances to equity affiliates	$33,012	$33,519

Note 9. Summarized Financial Information for Unconsolidated Subsidiary

The Company accounts for its investment in Princeton under the equity method.  The Company’s ownership percentage of the outstanding shares of Princeton was approximately 41.5% and 42.2% as of September 30, 2001 and December 31, 2000, respectively.  The Company’s ownership percentage is based upon its voting interest in Princeton.  The Company records the equity in net loss of Princeton on a three-month lag; therefore, the unaudited summarized financial information for Princeton as of June 30, 2001 and September 30, 2000, and the quarter and nine months ended thereof is presented in the table below (in thousands).

	June 30,	September 30,
	2001	2000
Current assets	$31,518	$38,703
Non-current assets	32,690	12,894
Current liabilities	41,785	15,660
Non-current liabilities	376	185
Manditorily redeemable convertible preferred stock	64,249	57,313

	Quarters Ended		Nine months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Total revenues	$5,300	$2,691	$14,332	$6,901
Gross profit	955	396	2,127	1,021
Loss from operations	(10,732)	(5,284)	(31,585)	(17,174)
Net loss	(12,210)	(5,314)	(32,747)	(17,188)
EBITDA	(9,132)	(4,400)	(27,620)	(14,132)

In May 2001, Princeton announced its acquisition of Quicken Bill Manager from Intuit Inc. (“Intuit”) (the “Princeton Transaction”).  Quicken Bill Manager provides online bill presentment and payment services by processing payments for customers utilizing Intuit’s Quicken personal financial management software.  Under the terms of the acquisition agreement, Princeton acquired the assets of Intuit’s Quicken Bill Manager through the purchase of certain technologies from Intuit and all of the outstanding shares of Venture Finance Services Corp., a wholly owned subsidiary of Intuit.  In exchange, Intuit will receive, in February 2002, at Princeton’s election, either an equity stake in Princeton equivalent to approximately 21 percent of Princeton’s outstanding shares at the close of the Princeton Transaction or cash.  If elected, the cash payment would be made as a lump-sum payment or in four annual installments.

The pro forma adjustments to the Company’s financial statements related to the additional equity in net loss of equity affiliates the Company would have recorded had Princeton acquired Quicken Bill Manager at the beginning of the period presented.  The following pro forma financial information for the Company is provided for the year ended September 30, 2000, the transition quarter ended December 31, 2000 and the nine months ended September 30, 2001, based upon the assumption that Princeton had acquired Quicken Bill Manager as of October 1, 1999.

For the year ended September 30, 2000, the Company recorded equity in net loss of equity affiliates of $10.1 million, loss from continuing operations before income tax benefit of $31.3 million, net loss from continuing operations of $26.6 million and net loss of $42.4 million.  The basic and diluted net loss from continuing operations per share and the net loss per share were $0.67 and $1.06, respectively.  Had the Princeton Transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of equity affiliates of $15.0 million. Including the pro forma adjustment, the Company would have recorded total equity in net loss of equity affiliates of $25.1 million, loss from continuing operations before income tax benefit of $46.3 million, net loss from continuing operations of $41.6 million and net loss of $57.4 million.  The basic and diluted net loss from continuing operations per share and the net loss per share would have been $1.05 and $1.44, respectively.  The pro forma adjustment decreases the balance of Investments in equity affiliates from $37.8 million to $22.8 million as of September 30, 2000.

For the transition quarter ended December 31, 2000, the Company recorded equity in net loss of equity affiliates of $4.2 million, loss from operations before income tax benefit of $5.4 million and net loss of $5.1 million.  The basic and diluted net loss per share was $0.13.  Had the Princeton Transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of equity affiliates of $5.5 million.  Including the pro forma adjustment, the Company would have recorded total equity in net loss of equity affiliates of $9.7 million, loss from operations before income tax benefit of $10.9 million and net loss of $10.6 million.  The basic and diluted net loss per share would have been $0.27.  The cumulative pro forma adjustments decrease the balance of Investments in equity affiliates from $33.5 million to $13.0 million as of December 31, 2000.

For the nine months ended September 30, 2001, the Company recorded equity in net loss of equity affiliates of $15.2 million, loss from continuing operations before income tax benefit of $23.3 million, net loss from continuing operations of $22.7 million and net loss of $21.2 million.  The basic and diluted net loss from continuing operations per share and net loss per share were $0.64 and $0.60, respectively.  Had the Princeton Transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of equity affiliates of $4.1 million.  Including the pro forma adjustment, the Company would have recorded total equity in net loss of equity affiliates of $19.3 million, loss from continuing operations before income tax benefit of $27.4 million, net loss from continuing operations of $26.8 million and net loss of $25.3 million.  The basic and diluted net loss from continuing operations per share and net loss per share would have been $0.75 and $0.71, respectively.  The cumulative pro forma adjustments decrease the September 30, 2001 balance of Investments in equity affiliates from $33.0 million to $8.3 million.

Note 10. Treasury Stock

In February 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company could purchase up to a total of $10.0 million of Company common stock in the open market or in privately negotiated transactions.  In November and December 2000, the Board of Directors approved additional common stock repurchase programs, which allow the Company to cumulatively purchase a total of $25.0 million of common stock.  During the quarter and nine months ended September 30, 2001, the Company purchased $0.7 million, or 925,000 shares, and $1.3 million, or 1,437,700 shares, respectively, of treasury stock.  As of September 30, 2001, the Company had purchased $20.1 million, or 8.3 million shares, of treasury stock, under this program.

Note 11. Impairment Loss

During the quarter ended September 30, 2001, the Company evaluated the long-lived assets of FIData for impairment in accordance with SFAS No. 121.  The Company compared the net realizable value of the long-lived assets of FIData against the carrying value of those assets to determine the impairment write-down.  The Company recorded a $4.7 million impairment write-down, which consisted of $4.5 million related to goodwill (carrying value prior to write-down was $4.5 million) and $0.2 million related to capitalized software (carrying value prior to write-down was $0.6 million).

Note 12. Comprehensive Loss

In accordance with SFAS No. 130, “Reporting Comprehensive Income”, the unrealized gains (losses) on the Company’s Investments in available-for-sale securities (see Note 5) are included as a component of other comprehensive income (loss).  For the quarter ended September 30, 2001, the Company incurred a reclassification adjustment for gains of $79,000, net of income tax expense of $47,000.  No unrealized holding gains (losses) existed as of September 30, 2001.  Comprehensive loss equals net loss for the nine months ended September 30, 2001.

Note 13. Commitments and Contingencies

As previously disclosed, the Company has been engaged in discussion with the staff of the Federal Trade Commission’s (“FTC”) Bureau of Consumer Protection regarding a proposed complaint by the FTC alleging potential liability arising primarily from the alleged cramming of charges for non-regulated telecommunication services by certain of its customers.  Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize.  These allegations related to businesses conducted by the subsidiaries sold by the Company on October 23, 2000.  In August 2001, the Company reached a settlement with the FTC, which included a payment to the FTC of $350,000.  This settlement fully resolves all issues related to the FTC’s inquiry.

The Company is involved in various other claims, legal action and regulatory proceedings arising in the ordinary course of business.  The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings to which the Company is a party will have a material adverse effect on the Company’s financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution occurs.

Note 14. Related Party Transactions

The Chief Executive Officer (“CEO”) of the Company is also the Chairman of the Board of Directors of Tanisys.  In conjunction with the Purchase Agreement, the Company also appointed two additional directors to the Board of Directors of Tanisys.

On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the CEO of the Company.  The restricted stock grant consists of Princeton stock, equal to 2% of Princeton’s fully diluted shares.  The restricted stock grant vests on April 30, 2003.  The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003.  The Company recognized $150,000 and $450,000 during the quarter and nine months ended September 30, 2001, respectively, as compensation expense related to the stock grant.  The Company estimates it will recognize $600,000 as compensation expense related to the stock grant in 2001.

Note 15. Subsequent Events

In October 2001, the Company announced the merger of FIData into Microbilt, of Kennesaw, Georgia.  In exchange for 100% of the stock of FIData, the Company received a 9% equity interest in Microbilt.  The Company has valued, for accounting purposes, its investment in Microbilt to be approximately $0.4 million.  In addition, the Company is entitled to appoint one member of Microbilt’s Board of Directors.  The Company will account for the ownership interest in Microbilt under the cost method of accounting.

In October 2001, the Company participated in a private placement financing with Sharps Compliance Corp. (“Sharps”).  The Company purchased 700,000 shares of Sharps’ common stock for $770,000, of the total $1.21 million financing.  Through the 700,000 shares of common stock, the Company owns approximately 7.1% of the voting securities of Sharps.  The Company will account for the ownership interest in Sharps under the cost method of accounting.  The CEO of the Company is also a member of the Board of Directors of Sharps.

In November 2001, the Company participated in a $3.1 million secured debt financing of Princeton.  Under the terms of the loan agreement with Princeton, the Company received a promissory note in the principal amount of $1,777,778 which is secured by certain data center assets of Princeton.  The note bears interest at a rate per annum of 15% and the principal with accrued interest is required to be paid in November 2002.  Notwithstanding the terms set forth above, upon the occurrence of a qualifying change of control or equity financing of Princeton, the rate of interest under the notes shall be increased to a rate per annum equal to 50% which shall be prepaid upon such event.  If such a payment is made, no additional interest would be payable.

Item 2.

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate’, “believe”, “estimate”, “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, products introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of the interim condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), for the quarters and nine months ended September 30, 2001 and 2000.  It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.  For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended December 31 and references to quarterly periods refer to the Company’s fiscal quarter ended September 30.

Results of Operations

The Company’s revenues are derived entirely from its wholly owned subsidiary FIData, Inc. (“FIData”), acquired in November 1999. FIData provides Internet-based automated loan approval products to the financial services industries.  In October 2001, the Company announced the merger of FIData into Microbilt Corporation (“Microbilt”) of Kennesaw, Georgia.  In exchange for 100% of the stock of FIData, the Company received a 9% equity interest in Microbilt.  The Company has an equity interest in Princeton eCom Corporation (“Princeton”), which offers electronic bill presentment and payment services via the Internet and telephone.  As of September 30, 2001, the Company’s ownership percentage of the outstanding shares of Princeton was approximately 41.5%.  The Company’s ownership percentage is based upon its voting interest in Princeton.  During the second quarter of 2000, the Company purchased an approximate 22% equity interest in Coreintellect, Inc. (“Core”), which provides Internet-based solutions that acquire, filter and disseminate business-critical knowledge and information.

On October 23, 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Equity Holdings (“Platinum”) of Los Angeles, California (the “Transaction”).  Total consideration consisted of $49.7 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20.0 million.  At this time, management cannot assess the probability of the divested divisions achieving the revenue targets necessary to generate a royalty payment to the Company.  In addition, the Company receives payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which is included in other income (expense) as consulting income.  The Company has received payments of $3.4 million for consulting services as of September 30, 2001.  All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Continuing Operations

Revenues are comprised of transaction fees for processing loan applications, implementation fees for new customers and a variety of customer service related fees.  Total revenues for the quarter ended September 30, 2001 were $169,000, compared to $173,000 in the quarter ended September 30, 2000.  Revenues for the nine months ended September 30, 2001, were $440,000, compared to $379,000 for the nine months ended September 30, 2000.  The decrease in revenues during the quarter ended September 30, 2001, was due to a decrease in the number of transactions processed.  The increase in revenues for the nine months ended September 30, 2001, was primarily due to an increase in the amount charged per transaction processed.

Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company.  SG&A expenses for the quarter ended September 30, 2001, were $2.3 million, compared to $1.6 million for the quarter ended September 30, 2000.  SG&A expenses for the nine months ended September 30, 2001, were $6.8 million, compared to $7.3 million for the nine months ended September 30, 2000.  SG&A expenses for the quarter ended September 30, 2001, increased primarily to an increase in the headcount of FIData employees over the prior year quarter.

Research and development (“R&D”) expenses are comprised of the salaries and benefits of the employees involved in development and related expenses.  R&D expenses (income) were $0 and ($45,000) in the quarters ended September 30, 2001 and 2000, respectively.  R&D expenses were $0 and $1.9 million for the nine months ended September 30, 2001 and 2000, respectively.  The R&D expenses (income) incurred during the quarter and nine months ended September 30, 2000, were related to the development of a financial services website, which was suspended during the quarter ended June 30, 2000.

Impairment loss for the quarter and nine months ended September 30, 2001, included a $4.7 million impairment write-down related to the long-lived assets of FIData.  The impairment write-down reflects the difference between the carrying value of the assets and the net realizable value.  The impairment write-down consisted of $4.5 million related to goodwill and $0.2 million related to capitalized software.

Net other expense of $4.5 million in the quarter ended September 30, 2001, compared to $3.8 million in the quarter ended September 30, 2000.  Net other expense of $10.2 million for the nine months ended September 30, 2001, compared to $14.0 million for the nine months ended September 30, 2000.  The fluctuations in net other expenses are primarily related to the increasing equity in net loss of Princeton and Core as well as the in-process research and development expense related to the equity investments in Princeton and Core.  The net other expense for the quarter and nine months ended September 30, 2001, also included (i) consulting income from Platinum of $0.9 million and $2.8 million, respectively, (ii) a realized gain on the redemption of the investments in available-for-sale securities of $0.6 million and (iii) receipt of payment on a promissory note of $0.6 million from an Austin, Texas-based technology company.

The Company’s effective income tax expense rate was 1.7% for the quarter ended September 30, 2001 and the effective tax benefit rate was 9.2% for the quarter ended September 30 2000.  The effective income tax benefit rate for the nine months ended September 30, 2001 and 2000, was 2.7% and 13.9%, respectively.  The Company’s effective income tax benefit rate was lower than the federal statutory benefit rate due to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes, including the equity in net loss of equity affiliates and the amortization and impairment of FIData goodwill.

The Company reported a net loss from continuing operations of $12.2 million for the quarter ended September 30, 2001 and $5.5 million for the quarter ended September 30, 2000.  For the nine months ended September 30, 2001 and 2000, the Company reported a net loss from continuing operations of $22.7 million and $21.5 million, respectively.

Discontinued Operations

The Company reviewed the accruals related to discontinued operations to assess the adequacy of the accruals.  As a result of this assessment, the Company reduced such accruals and recognized income from the disposal of discontinued operations of $1.5 million, based upon current estimates of future liabilities related to the divested entities.  The $1.5 million is reflected as net income from disposal of discontinued operations in the nine months ended September 30, 2001.

Liquidity and Capital Resources

The Company’s cash balance decreased to $18.4 million at September 30, 2001, from $36.5 million at December 31, 2000.  This decrease is primarily related to the $2.8 million working capital true-up payment to Platinum in April 2001 and the $15.0 million investment in Princeton in April 2001.  The Company’s working capital position decreased to $17.8 million at September 30, 2001, from $32.5 million at December 31, 2000.  The decrease in the working capital was primarily attributable to the decrease in the cash balance.  Net cash used in operating activities for the nine months ended September 30, 2001, was $3.3 million, compared to net cash provided by operating activities of $47.4 million for the nine months ended September 30, 2000.

Capital expenditures amounted to $0.6 million in the nine months ended September 30, 2001, and related primarily to the purchase of computer equipment and software for FIData.  The Company anticipates minimal capital expenditures before acquisitions, if any, during the remainder of the fiscal year ended December 31, 2001.  The Company believes it will be able to fund expenditures with cash on hand.

The Company’s operating cash requirements consists principally of funding of corporate and capital expenditures and FIData expenses (through October 2001).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of September 30, 2001, because the Company’s intention is to maintain a liquid portfolio to take advantage of investment opportunities.  The Company does not use derivative financial instruments in its operations.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, the Company has been engaged in discussions with the staff of the Federal Trade Commission’s (“FTC”) Bureau of Consumer Protection regarding a proposed complaint by the FTC alleging potential liability arising primarily from the alleged cramming of charges for non-regulated telecommunication services by certain of its customers.  Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize.  These allegations related to businesses conducted by the subsidiaries sold by the Company on October 23, 2000.  In August 2001, the Company reached a settlement with the FTC, which included a payment to the FTC of $350,000.  This settlement fully resolves all issues related to the FTC’s inquiry.

The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business.  The Company believes it is unlikely that the final outcome of any of the claims, litigation or proceedings to which the Company is a party will have a material adverse effect on the Company’s financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution occurs.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

Not applicable

(b)   Current Reports on Form 8-K:

Form 8-K, dated August 13, 2001, filed August 29, 2001, announcing the purchase of 1,000,000 shares of Series A Preferred Stock of Tanisys Technology, Inc., giving the Company an approximate 30% ownership.

Form 8-K, dated September 4, 2001, filed September 6, 2001, announcing the receipt of notification from The Nasdaq Stock Market, Inc. regarding potential delisting.

Form 8-K, dated October 4, 2001, filed October 15, 2001, announcing the withdrawal of The Nasdaq Stock Market, Inc.’s previous notice and the purchase of 700,000 shares of common stock of Sharps Compliance Corp., giving the Company an approximate 7% ownership.

Form 8-K, dated October 29, 2001, filed October 30, 2001, announcing the merger of FIData, Inc. into Microbilt Corporation (“Microbilt”) in exchange for a 9% ownership interest in Microbilt.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP.
(Registrant)

Date: November 14, 2001	By:	/s/ DAVID P. TUSA
David P. Tusa
Senior Vice President, Chief Financial
Officer and Corporate Secretary
(Duly authorized and principal financial officer)