Form 10-K
period 2001-12-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2002-04-12
CIK 1013706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2001

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 0-28536 NEW CENTURY EQUITY HOLDINGS CORP. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2781950 (I.R.S. Employer Identification Number)

10101 Reunion Place, Suite 450, San Antonio, Texas (Address of principal executive offices)	78216 (Zip code)

(210) 302-0444
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant as of April 10, 2002 was approximately $19,161,867. There were 34,217,620 shares of the Registrant’s Common Stock outstanding as of April 10, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on June 6, 2002, are incorporated by reference in Part III hereof.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2001

PAGE

Index	2

PART I

Item 1.	Business	3
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	62

PART III

Item 10.	Directors and Executive Officers of the Company	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management	63
Item 13.	Certain Relationships and Related Transactions	63

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	64

Signatures	66

2

PART I

ITEM I. BUSINESS

     This Annual Report on Form 10-K contains certain “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Introduction

     New Century Equity Holdings Corp., formerly Billing Concepts Corp., (collectively, the “Company”) is a holding company focused on high-growth, technology-based companies and investments. Through its former wholly owned subsidiary FIData, Inc. (“FIData”), the Company provided Internet-based automated loan approval products to the financial services industries. In October 2001, the Company announced the merger of FIData into Microbilt Corporation (“Microbilt”) of Kennesaw, Georgia. In exchange for 100% of the stock of FIData, the Company received an equity interest in Microbilt. In August 2001, the Company purchased an interest in Tanisys Technology, Inc. (“Tanisys”), which designs, manufactures and markets production level automated test equipment for a wide variety of memory technologies. The Company has an equity interest in Princeton eCom Corporation (“Princeton”), which offers electronic bill presentment and payment services via the Internet and telephone. In October 2001, the Company purchased an equity interest in Sharps Compliance Corp. (“Sharps”), which provides cost-effective logistical and training solutions for the hospitality and healthcare industries. The Company’s holdings as of December 31, 2001, are summarized as follows (in thousands):

Investment	Ownership %	Gross Investment	Net Book Value

Princeton	57.4%	$73,697	$25,278
Tanisys	35.2%	$1,060	$962
Sharps	7.1%	$770	$772
Microbilt	9.0%	$348	$354

     On October 23, 2000, the Company completed the sale of the Transaction Processing and Software operations to Platinum Equity Holdings (“Platinum”) of Los Angeles, California (the “Transaction”). Total consideration consisted of $49.7 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20.0 million. At this time, management does not believe it is probable that the portion of the royalty related to the LEC Billing division of $10.0 million will be earned. Management cannot assess the probability of the divested Aptis and OSC divisions achieving the revenue targets necessary to generate the remaining $10.0 million in royalty payments to the Company.

     In addition, the Company will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction. The Company has received payments of $4.4 million for consulting services through December 31, 2001, which are included in other income (expense) as consulting income. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board No. 30.

Continuing Operations – FIData

Products and Services

     The Company, through its former wholly owned subsidiary FIData, provided Internet-based loan approval products to the financial services industry. FIData developed and marketed a loan application engine for use primarily by credit unions and small financial institutions throughout the United States. The loan application engine allowed members of FIData’s customers to complete a customized template via the Internet and submit for review. FIData would combine the information submitted on the application with the member’s credit bureau report to proceed through the application review process. FIData applied the underwriting criteria, as established by the applicable customer, to the application and credit bureau report to determine the response of the application. The results of this review allowed FIData to approve the loan application or refer the member to the customer for further consultation.

     FIData’s loan application engine could be customized in a number of ways to suit the particular needs of its customers and their products. The loan application engine had been customized to provide loan applications for a variety of consumer loans.

Operations

     FIData’s loan application engine was delivered to its customers and their members via the customer’s individual website. Upon entering a customer’s website, the member clicked on the indicated link to route the member to FIData’s website/database. Customers paid FIData on a per-transaction basis. Every loan application processed, whether approved or referred, was deemed a transaction. In some situations, FIData provided additional services for the implementation or training required to make the loan application engine operational. If a customer desired some unique enhancements to the loan application engine, FIData’s staff provided the services at an additional fee.

     FIData’s revenues were generated from transaction fees for processing loan applications, implementation fees for new customers and a variety of customer service related fees. The transaction fees were based upon the number of loans processed and the fee per transaction charged to the customer. Implementation fees were based upon the number of new customers utilizing the loan application engine. The customer service fees included the time required to provide the additional services as requested by the customer.

Customers and Competition

     FIData’s customer base was comprised primarily of credit unions and small financial institutions. FIData marketed its loan application engine to financial institutions that may not have the internal resources necessary to dedicate to the development and maintenance of a loan application engine.

     The market for loan application packages is highly competitive. FIData competed with independent developers of similar loan application packages, as well as the internal resources of the financial institutions. Companies that offered a breadth of financial software packages had the opportunity to gain significant market share and establish long-term relationships with industry players. The principal competitive factors in its market included responsiveness to customer’s needs, timeliness of implementation and pricing. The ability to compete depended on a number of competitive factors outside of FIData’s control, including comparable services and products and the extent of a competitor’s responsiveness to customer needs.

Microbilt

     In October 2001, the Company completed the merger of FIData into privately held Microbilt of Kennesaw, Georgia. Microbilt provides credit bureau data access and retrieval to the financial, healthcare, leasing, insurance, law enforcement, educational and utilities industries. In exchange for 100% of the stock of FIData, the Company received a 9.0% equity interest in Microbilt. The merger of FIData into Microbilt facilitates the significant operating, marketing and management synergies between the two companies. Microbilt offers the opportunity to provide a broader selection of financial solutions to the customers of FIData.

Continuing Operations – Tanisys

     In August 2001, the Company purchased 1,060,000 shares of Tanisys’ Series A Preferred Stock for $1.00 per share, of a total 2,575,000 shares purchased, in a private placement financing. As of December 31, 2001, the Company owned approximately 35.2% of the outstanding shares of Tanisys. The Company’s ownership percentage is based upon its voting interest in Tanisys. For accounting purposes, the Company is deemed to have control of Tanisys and therefore, must consolidate the financial statements of Tanisys under the purchase method of accounting. The Company consolidates Tanisys’ financial statements on a three-month lag, as the Company has a different year-end than Tanisys. Accordingly, the operating results of Tanisys from the purchase date to September 30, 2001, have been included herein.

General

     Tanisys designs, manufactures and markets production level automated test equipment for a wide variety of semiconductor memory technologies, including Dynamic Random Access Memory (“DRAM”), Synchronous Dynamic Random Access Memory (“SDRAM”), Double Data Rate Synchronous DRAM (“DDR”), Rambus DRAM (“RDRAM®”) and Flash Memory. Operating under the Tanisys name since 1994, Tanisys has developed into an independent manufacturer of memory test systems for standard and custom semiconductor memory. These systems are used at semiconductor manufacturers, computer and electronics Original Equipment Manufacturers (“OEMs”) and independent memory module manufacturers. Tanisys markets a line of memory test systems under the DarkHorse® Systems brand name. Tanisys’ customer base covers a number of worldwide markets including semiconductor manufacturers, memory module manufacturers, computing systems OEMs and contract manufacturing companies.

Industry Overview

     The economic downturn that has occurred during the year ended December 31, 2001, has had an impact on purchases and capital spending in many of the worldwide markets that Tanisys serves. Tanisys is uncertain as to how long the current downturn may be in these markets. The demand for semiconductor memory in digital electronic systems had grown significantly prior to 2001, according to Dataquest, Semico Research and other market research firms. This demand results from the increased importance of memory in determining system performance. An increasing demand for greater system performance requires that electronics manufacturers increase the amount of semiconductor memory incorporated into a system.

     Factors contributing to the demand for memory include unit sale of personal computers (“PCs”) in the business and consumer market segments, increasing use of PCs to perform memory-intensive graphics tasks, increasingly faster microprocessors, the release of increasingly memory intensive software and the increasing performance requirements of PCs, workstations, servers and networking and telecommunications equipment. Additionally, there are future high growth requirements for semiconductor memory with the escalating needs of wireless and portable devices such as cell phones, digital cameras, personal digital assistants and other consumer oriented products.

     Semiconductor memory products are segmented into three primary classes: DRAM, Static Random Access Memory (“SRAM”) and non-volatile memory, such as Flash memory. DRAM typically is the large “main” semiconductor memory of systems, SRAM provides higher performance and Flash memory and other non-volatile memory retain their contents when power is removed. In addition, within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices designed for application specific uses.

Products and Services

     Tanisys designs, manufactures and markets semiconductor memory test systems. Tanisys’ memory test systems are oriented for both memory module assembly manufacturing and memory aftermarket purposes and include a broad line of test fixtures, test algorithm suites and test services. Tanisys has recently completed and began the marketing of a Flash memory test system.

Customers, Sales and Marketing

     In North America and Europe, a majority of Tanisys’ memory test systems are sold directly to semiconductor and independent memory module manufacturers. In Asia, Tanisys also sells its test systems through distribution partners and independent sales representative organizations. Sales to distribution partners are recognized as revenue by Tanisys upon the shipment of products because the distribution partners, like Tanisys’ other customers, have issued purchase orders with fixed pricing and are responsible for payment to Tanisys.

Competition

     The memory module and memory test equipment industries are intensely competitive. These markets include a large number of established companies, several of which have achieved a substantial market share. Certain of Tanisys’ competitors in these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, and larger customer bases than Tanisys. In the memory module test systems market, Tanisys competes primarily with companies supplying automatic test equipment. Tanisys also faces competition from new and emerging companies that have recently entered or may in the future, enter the markets in which Tanisys participates.

     Tanisys expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of Tanisys’ products. There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer better prices or technical performance features than Tanisys’ products. To remain competitive, Tanisys must continue to provide technologically advanced products, improve quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead, to intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect Tanisys’ business, financial condition and results of operations. There can be no assurance that Tanisys will be able to compete successfully in the future.

Research and Development

     The management of Tanisys believes that the timely development of new memory test systems and technologies is essential to maintain Tanisys’ competitive position. In the electronics market, Tanisys’ research and development activities are focused primarily on new memory testing technology and continual improvement in its memory test products. Additionally, Tanisys provides research and development services for customers either as joint or contracted development. Tanisys plans to continue to devote substantial research and development efforts to the design of new memory test systems that address the requirements of semiconductor companies, OEMs and independent memory module manufacturers. Tanisys’ research and development expenses were $411,000 during the period from the purchase date to September 30, 2001. A portion of the research and development expense is focused on creating a patent portfolio to protect Tanisys’ intellectual property and to create a competitive edge over its competitors.

Intellectual Property

     Tanisys has filed multiple applications with the United States Patent and Trademark Office for patents to protect its intellectual property rights in products and technology that have been developed or are under development. There can be no assurance that the pending patent applications will be approved or approved in the form requested. Tanisys expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, Tanisys believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than patent protection. In addition, Tanisys attempts to protect its intellectual property rights through trade secrets, copyrights, trademarks and a variety of other measures, including non-disclosure agreements. There can be no assurance, however, that such measures will provide adequate protection for Tanisys’ trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that Tanisys’ trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that its intellectual property rights can otherwise be protected meaningfully. There can be no assurance that patents will be issued from pending or future applications or that if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage. Furthermore, there can be no assurance that third parties will not develop similar products, duplicate Tanisys’ products or design around the patents owned by Tanisys or that third parties will not assert intellectual property infringement claims against Tanisys. In addition, there can be no assurance that foreign intellectual property laws will adequately protect Tanisys’ intellectual property rights abroad. The failure of Tanisys to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

No Assurance of Operating Results

     In general, Tanisys has no firm long-term volume commitments from its customers and typically enters into individual purchase orders. Customer purchase orders are subject to change, cancellation or delay with little or no consequence to the customer. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Tanisys’ business, financial condition and results of operations will depend significantly on its ability to obtain purchase orders from existing and new customers, upon the financial condition and success of its customers, the success of customers’ products, the semiconductor market and the overall economy. Factors affecting the industries of Tanisys’ major customers could have a material adverse effect on the business, financial condition and results of operations of Tanisys.

Continuing Operations – Princeton

     Since 1998, the Company has made multiple investments in Princeton and accounts for its investments under the equity method of accounting. The Company’s ownership percentage of the outstanding shares of Princeton as of December 31, 2001, was approximately 57.4%. The Company’s ownership percentage is based upon its voting interest in Princeton. The Company’s fully diluted ownership percentage of Princeton was approximately 49.0%. Although the Company’s ownership percentage is greater than 50%, the Company does not consolidate the financial statements of Princeton as the Company is not deemed to have control of Princeton.

Products

     Princeton provides electronic bill presentment and payment (“EBPP”) solutions to businesses and financial institutions serving their consumers or other businesses. Princeton’s primary solutions include the following:

–	Electronic Collection (eCollect): The electronic withdrawal of authorized funds from a customer’s credit card or bank account for the purposes of paying a delinquent account or making a one-time electronic bill payment. eCollect is accessible through a website, the telephone or a customer service specialist.
–	Consumer Billing (ePaybill): An integrated electronic billing solution that presents a bill to a customer electronically, through a biller’s website, and allows a customer to execute an electronic payment.
–	Business Billing (ePaybill Plus): An interactive electronic invoicing solution that eases the ability for small business customers or service companies with recurring monthly bills to receive and pay invoices.
–	Electronic Payment (Pay Anyone): Cost-effective, back office payment processing that integrates with a customer’s online banking service or home banking software provider.
–	Electronic Balance Transfer (eBalance Transfer): The transfer of outstanding balances to the customer’s credit services. Credit card and other balances, such as home equity loans, can be transferred electronically and consolidated into one credit service.
–	Electronic Lockbox (eLockbox): An error-detection platform designed to search for and correct errors prior to posting to the accounts receivable system.

     Each of Princeton’s solutions is designed to seamlessly integrate with its customers’ accounting systems. The use of electronic methods to deliver billing solutions and to receive payment is designed to allow the customer to reduce billing and collection costs, reduce the processing time typically experienced with the traditional paper method, have faster access to funds upon payment and to increase customer satisfaction by providing an interactive means by which the customer can access at their convenience.

Markets

     Princeton markets its products to businesses and financial institutions which provide a large volume of bills to its customers. The consumer billing market is focused on businesses which bill consumers on a regular (typically monthly) basis. This market includes telecommunication companies, mortgage institutions, insurance companies and utility and cable companies. Princeton also provides services and solutions to the business billing market. This market includes small businesses and service companies with regular recurring monthly bills and large manufacturing enterprises that require a more comprehensive and complex invoicing solution such as NetTransact®, a Bottomline Technologies business invoicing solution hosted and implemented by Princeton for large business billers. The payment processing business is believed to be one of the fastest growing markets. The payment processing business is comprised of financial institutions that offer customers electronic bill payment services as part of online banking products, electronic collections and payments made as part of an electronic bill presentment and payment solution.

Industry

     Electronic bill payment is not a new industry. Automatic bank drafts and other forms of electronic payment services have been available for years. The growth of the Internet and the cost reduction pressures faced by companies today lend new urgency to implementing more efficient and cost effective electronic billing and payment options. EBPP is designed to create higher satisfaction among customers by making bill payment more convenient and offering an array of bill payment options. It also provides the potential for cost savings as companies convert from costly paper-based systems and more consumers adopt electronic bill presentment and payment options. Many companies save from a significant reduction in outbound customer service calls on overdue accounts and mailings of initial bill and overdue payment notices. Additionally, the presence of frequently answered questions and other online customer service capabilities can reduce the number of customer service calls. To facilitate the handling of those inbound calls, Princeton offers a customer service interface that provides a real-time online exchange of customer and payment information. Due to the current complexity, cost and time consumption involved in building, implementing and maintaining an EBPP system, most companies are partnering with an application service provider to utilize its infrastructure and experience.

Competition

     The market for EBPP is highly competitive. Princeton competes with other independent developers of EBPP solutions and services, as well as the internal departments of companies that choose to develop their own EBPP solutions. The growth in total expenditures and adoption rates for EBPP are expected to increase significantly over the next few years. Companies that offer broad solution capability have the opportunity to gain significant market share and establish long-term relationships with industry players. The principal competitive factors in Princeton’s market include responsiveness to client needs, timeliness of implementation, quality of service and technical expertise. The ability to compete depends on a number of competitive factors outside Princeton’s control. Some of these factors include comparable services and products, the extent of competitors’ responsiveness to customer needs and the ability of Princeton’s competitors to hire, retain and motivate key personnel.

Continuing Operations – Sharps

     In October 2001, the Company made a $770,000 cash investment in the common stock of Sharps. The Company accounts for its investment in Sharps under the cost method of accounting. As of December 31, 2001, the Company owned approximately 7.1% of the outstanding common stock of Sharps.

Products

     Sharps focuses on developing cost-effective logistical and educational solutions for the hospitality and healthcare industries. Sharps’ products include the Sharps Disposal by Mail™ System, Pitch It™ IV Poles, Trip LesSystem™ and Sharps e-Tools. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

–	Sharps Disposal by Mail™ Systems: A comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial and retail industries.
–	Pitch-It™ IV Poles: A cost-effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions. The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies through the elimination of traditional delivery and pick-up of poles.
–	Trip LesSystem™: A solution for the home healthcare industry that will free them from making unnecessary and more costly trips to the patient’s home after treatment has been completed.
–	Sharps e-Tools: A variety of online services allowing registered users access to databases that contain the ability to track and certify regulated medical waste, manage capital assets and educate users on medical waste compliance.

Markets

     Sharps markets its various products primarily to home healthcare providers, medical practices, hotels, restaurants, retail outlets and other industries where the products and services may be bundled or cross-sold to provide solutions to prospective customers. Sharps is involved in the mission to help separate the potentially infectious medical waste from the regular waste. The repeat order of Sharps’ business has helped drive its growth. Sharps remains flexible and responsive to its customers needs in industries that demand cost-effective and logistical solutions, quick response and technological innovation.

Industry

     The large, fragmented medical waste industry has experienced significant growth since its inception. The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988, which Congress enacted in response to media attention after medical waste washed ashore on beaches, particularly in New York and New Jersey. Since the 1980s, the public and government regulators have increasingly demanded the proper handling and disposal of medical waste generated by the healthcare industry. Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies, cultures and stocks of infectious agents and blood and blood products. Today, almost all businesses have waste disposal concerns for safety and liability reasons.

Competition

     There are several competitors who offer disposal of medical waste systems such as Stericycle, Inc.; however, no other company focuses primarily on the disposal of sharps medical waste through transport by the United States Postal Service. While Sharps currently does not face any significant competition in the mail sharps business, Sharps must compete with other larger and better financed and capitalized companies.

Continuing Operations – Coreintellect

     In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in Coreintellect, a Dallas, Texas-based company that develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. As of December 31, 2001, the Company’s investment in Coreintellect was $0, having been reduced by the Company’s portion of Coreintellect’s net losses. Coreintellect is currently negotiating the sale of its technology assets in a private transaction. Management does not anticipate its portion of the proceeds to be material.

Discontinued Operations – Transaction Processing

General

     The Company, through its wholly owned subsidiaries Billing Concepts, Inc., Enhanced Services Billing, Inc., BC Transaction Processing Services, Inc. and Operator Service Company (collectively, “Billing”), provided third-party billing clearinghouse and information management services to the telecommunications industry. Billing maintained contractual billing arrangements with local telephone companies that provided access lines to, and collected for services from, end-users of telecommunication services. Billing processed telephone call records and other transactions and collected the related end-user charges from these local telephone companies on behalf of its customers. This process is known within the industry as “Local Exchange Carrier billing” or “LEC billing”. Billing’s customers included direct dial long distance telephone companies, operator services providers, information providers, competitive local exchange companies, Internet service providers and integrated communications services providers.

     In general, Billing performed four types of LEC billing services under different billing and collection agreements with the local telephone companies. First, Billing performed direct dial long distance billing, which was the billing of “1+” long distance telephone calls to individual residential customers and small commercial accounts. Although such carriers could bill end-users directly, Billing provided these carriers with a cost-effective means of billing and collecting residential and small commercial accounts through the local telephone companies. Second, Billing offered zero plus – zero minus LEC billing services to customers providing operator services largely to the hospitality, penal and private pay telephone industries. Billing processed records for telephone calls that required operator assistance and/or alternative billing options such as collect and person-to-person calls, third-party billing and calling card billing. Since operator services providers have only the billing number and not the name or address of the billed party, they must have access to the services of the local telephone companies to collect their charges. Billing provided this access to its customers through its contractual billing arrangements with the local telephone companies that bill and collect on behalf of these operator services providers. This service was the original form of local telephone company billing provided by Billing and has driven the development of the systems and infrastructure utilized by all of Billing’s LEC billing services. Third, Billing performed enhanced LEC billing services whereby it billed a wide array of charges that could be applied to a local telephone company telephone bill, including charges for 900 access pay-per-call transactions, cellular services, paging services, voice mail services, Internet access, caller identification (“ID”) and other nonregulated telecommunications equipment. Finally, in addition to its full-service LEC billing product, Billing also offered billing management services to customers who have their own billing and collection agreements with the local telephone companies. These management services included data processing, accounting, end-user customer service and telecommunication tax processing and reporting.

     Billing acted as an aggregator of telephone call records and other transactions from various sources and, due to its large volume, received discounted billing costs with the local telephone companies and could pass on these discounts to its customers. Additionally, Billing provided its services to those long distance carriers and operator services providers who would otherwise not be able to make the investments in billing and collection agreements with the local telephone companies, fees, systems, infrastructure and volume commitments required to establish and maintain the necessary relationships with the local telephone companies. The billing and collection agreements did not provide for any penalties other than payment of the obligation should the usage levels not be met. Billing met all such volume commitments in the past.

Industry Background

     Billing clearinghouse and information management services, or LEC billing, in the telecommunications industry developed out of the 1984 breakup of the American Telephone & Telegraph (“AT&T”) and the Bell System. In connection with the breakup, the local telephone companies that made up the Regional Bell Operating Companies (“RBOCs”), Southern New England Telephone, Cincinnati Bell and the General Telephone Operating Companies (“GTE”) were required to provide billing and collections on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI Worldcom (“MCI”), and Sprint Incorporated (“Sprint”), could afford the option of billing directly through the local telephone companies. Several companies, including Billing, entered into these billing and collection agreements and became aggregators of telephone call records for operator services providers and second and third-tier long distance carriers, thereby becoming “third-party clearinghouses”.

     The operator services industry began to develop in 1986 with deregulation that allowed a zero-plus call (automated calling card call) or zero-minus (collect, third-party billing, operator-assisted calling card or person-to-person call) to be routed away from AT&T to a competitive long distance services provider. Since a zero-plus or zero-minus call was placed by an end-user whose billing information was unrelated to the telephone being used to place the call, a long distance carrier would not typically have adequate information to produce a bill. This information typically resided with the billed party’s local telephone company. In order to bill its telephone call records, a long distance services provider carrying zero-plus and zero-minus telephone calls either had to obtain billing and collection agreements with the local telephone companies or utilize the services of a third-party clearinghouse that had the billing and collection agreements required.

     Third-party clearinghouses such as Billing, processed the telephone call records and other transactions and submitted them to the local telephone companies for inclusion in their monthly bills to end-users. As the local telephone companies collected payments from end-users, they remitted them to the third-party clearinghouses that, in turn, remitted payments to their carrier customers.

Development of Business

     On August 2, 1996, U.S. Long Distance Corp. (“USLD”) distributed to its stockholders all of the outstanding shares of common stock of Billing (the “Distribution”), which, prior to the Distribution, was a wholly owned subsidiary of USLD. Upon completion of the Distribution, Billing became an independent, publicly held company that owned and operated the billing clearinghouse and information management services business previously operated by USLD.

     In 1988, USLD acquired ZPDI and its billing and collection agreements with several local telephone companies. USLD used these billing and collection agreements to bill and collect through the local telephone companies for its own operator services call record transactions. As USLD’s operator services business expanded, ZPDI entered into additional billing and collection agreements with other local telephone companies, including the RBOCs, GTE and other independent local telephone companies. Billing recognized the expense and time related to obtaining and administering these billing and collection agreements and began offering its services as a third-party clearinghouse to other operator services businesses who did not have any proprietary agreements with the local telephone companies. In 1992, Billing entered into a new set of billing and collection agreements with the local telephone companies and began offering LEC billing services to direct dial long distance services providers.

     A key factor in the evolution of Billing’s business had been the ongoing development of its information management systems. In 1990, Billing developed a comprehensive information system capable of processing, tracing and accounting for telephone call record transactions (see “Operations”). Also in 1990, Billing became the first third-party billing clearinghouse to finance its customers’ accounts receivable. In 1991, USLD separated the day-to-day management and operations of Billing from its long distance and operator services businesses (the “Telecommunications Group”). The purpose of this separation was to satisfy some of Billing’s customers who were also competitors of USLD’s long distance and operator services businesses. These customers had two main concerns: (i) that USLD’s long distance and operator services businesses could gain knowledge of its competitors through call records processed by Billing and (ii) that Billing was somehow subsidizing USLD’s long distance and operator services businesses with which these customers compete. Subsequent to the separation, Billing and the Telecommunications Group operated independently, except for certain corporate activities conducted by USLD’s corporate staff.

     In 1993, Billing began to offer billing management services to direct dial long distance carriers and information services providers who have their own billing and collection agreements with the local telephone companies. These customers collected charges directly from the local telephone companies and, for marketing purposes, may have desired to place their own logo, name and customer service number on the long distance bill page. Billing management services provided by Billing to such customers included contract management, transaction processing, information management and reporting, tax compliance and customer service.

     In 1994, Billing began offering enhanced billing clearinghouse and information management services to other businesses within the telecommunications industry. These businesses included telecommunications equipment providers, information providers and other communication services providers of non-regulated services and products such as 900 access pay-per-call transactions, cellular long distance services, paging services, voice mail services, Internet access, caller ID and other non-regulated telecommunications equipment charges. Billing entered into additional billing and collection agreements with the local telephone companies to process these types of transactions.

Process

     LEC billing referred to billing for transactions that were included in the monthly local telephone bill of the end-user as opposed to a direct bill that the end-user would receive directly from the telecommunications or other services provider. Billing’s customers submitted telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data was submitted either electronically or via magnetic tape. Billing, through its proprietary software, processed the telephone call record data to determine the validity of each record and to include for each record certain telecommunication taxes and applicable customer identification information and set up an account receivable for each batch of call records processed. Billing then submitted, through a third-party vendor, the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. Billing monitored and tracked each account receivable by customer and by batch throughout the billing and collection process. The local telephone companies then included these telephone call records and other transactions in their monthly local telephone bills and remitted the collected funds to Billing for payment to its customers. The complete cycle could take up to 18 months from the time the records were submitted for billing until all bad debt reserves were “trued-up” with actual bad debt experience. However, the billing and collection agreements provided for the local telephone companies to purchase the accounts receivable, with recourse, within a 40 to 90 day period.

     Billing did not record an allowance for doubtful accounts for LEC billing trade receivables, but did accrue an estimated liability for end-user customer service refunds and local telephone company adjustments related to certain customers. Billing reviewed the activity of its customer base to detect potential losses. If there was uncertainty with an account, Billing could discontinue paying the customer in order to hold funds to cover future end-user customer service refunds, bad debt and unbillable adjustments. If a customer discontinued doing business with Billing and there were insufficient funds being held to cover future refunds and adjustments, Billing’s only recourse was through legal action. An allowance for doubtful accounts was not necessary for LEC billing trade receivables since these receivables were collected from the funds received from the local telephone company before remittance was made to its customer.

     Billing processed the tax records associated with each customer’s submitted telephone call records and other transactions and filed certain federal, excise, state and local telecommunications-related tax returns covering such records and transactions on behalf of many of its customers.

     Billing provided end-user inquiry and investigation (customer service) for billed telephone call records. This service allowed end-users to inquire regarding calls for which they were billed. Billing’s customer service telephone number was included in the local telephone company bill to the end-user and Billing’s customer service representatives were authorized to resolve end-user disputes regarding such calls.

     Billing earned its revenues based on (i) a processing fee that was assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer’s revenue that was submitted by Billing to the local telephone companies for billing and collection and (ii) a customer service inquiry fee that was assessed to customers either as a fee charged per record processed by the Company or a fee charged for each billing inquiry made by end-users. Any charges assessed to Billing by local telephone companies for billing and collection services were also included in revenues and were passed through to the customer.

     Through its advance funding program, Billing offered its customers the option to receive, within five days of the customer’s submission of records to Billing, a significant portion of the revenue associated with such records. The customer paid interest for the period of time between the purchase of records by Billing and the time the local telephone company submitted payment to Billing for the subject records.

Operations

     Billing’s LEC billing services were highly automated through Billing’s proprietary computer software and state-of-the-art data transmission protocols. Except for the end-user inquiry and investigation service (customer service), the staff required to provide Billing’s LEC billing services was largely administrative and the number of employees was not directly volume sensitive. Many of Billing’s customers submitted their records to Billing using electronic transmission protocols directly into Billing’s electronic bulletin board, which was accessible through the Internet via Billing’s “BCWebTrack” website. These records were automatically accessed by Billing’s proprietary software, processed and submitted to the local telephone companies electronically. Upon completion of the billing process, Billing provided reports through its BCWebTrack website relating to billable records and returned any unbillable records to its customers electronically through the BCWebTrack Record Manager.

     Billing operated two independent computer systems to ensure continual, uninterrupted processing of LEC billing services. One system was dedicated to daily processing activities, and the other served as a back-up to the primary system and provided storage for up to 12 months of billing detail, which was immediately accessible to Billing’s customer service representatives who handled billing inquiries. Detail of records older than 12 months was stored on CD-ROM and magnetic tape for at least seven years. Since timely submission of call records to the local telephone companies was critical to prompt collections and high collection rates, Billing had made a significant investment in computer systems so that its customers’ call records were processed and submitted to the local telephone companies in a timely manner, generally within 24 hours of receipt by Billing.

     Billing’s contracts with its customers provided for the LEC billing services required by the customer, specifying among other things, the services to be provided and the cost and terms of the services. Once the customer executed an agreement, Billing updated tables within each of the local telephone companies’ billing systems to control the type of records processed, the products or services allowed by the local telephone companies and the printing of the customer’s name on the end-user’s monthly bill. While these local telephone company tables were being updated, Billing’s technical support staff tested the customer’s records through its proprietary software to ensure that the records could be transmitted to the local telephone companies.

     Billing maintained a relatively small direct sales force and accomplished most of its marketing efforts through active participation in telecommunication industry trade shows, educational seminars and workshops. Billing advertised to a limited extent in trade journals and other industry publications.

Customers

     Billing provided LEC billing services and direct billing systems sales and development to the following categories of telecommunications services providers:

–	Interexchange Carriers or Long Distance Companies: Facilities-based carriers that possessed their own telecommunications switching equipment and networks and provided traditional direct dial telecommunications services. Certain long distance companies provided operator-assisted services as well as direct dial services. These calls were billed to the end-user by the local telephone company in the case of residential and small commercial accounts.
–	Switchless Resellers: Marketing organizations, affinity groups, or even aggregator operations that bought direct dial long distance services in volume at wholesale rates from a facilities-based long distance company and sold them back to individual customers at market rates. These calls were billed to the end-user by the local telephone company in the case of residential and small commercial accounts.

14

–	Operator Services Providers: Carriers who handled “live“operator-assisted or “automated“operator-assisted calls from remote locations using a centralized telecommunications switching device. These calls were billed to a local telephone company calling card, collect, to a third-party number or person-to-person.
–	Customer Owned Coin-Operated Telephone Providers: Privately owned, intelligent pay telephones that handled “automated“operator-assisted calls that were billed to a local telephone company calling card, collect or to a third-party number.
–	Customer Premise Equipment Providers: Carriers who installed equipment at aggregator locations, such as hotels, university dormitories and penal institutions, which handled calls originating from that location device. These calls were subsequently billed to a local telephone company calling card, collect, to a third-party number or person-to-person.
–	Information Providers: Companies that provided various forms of information, entertainment or voice mail services to subscribers. These services were typically billed to the end-user by the local telephone company based on a 900 pay-per-call or a monthly recurring service fee.
–	Competitive Local Exchange Carriers (“CLEC”): Carriers that provided local exchange services to subscribers who were previously served exclusively by the incumbent local exchange carrier.
–	Incumbent Local Exchange Carriers (“ILEC”): The existing local telephone company who had previously offered service as a regulated monopoly company.
–	Internet Service Provider (“ISP”): Companies that offered Internet access and Internet-based services.
–	Integrated Communications Providers (“ICP”): Carriers who offered multiple communications services through a combination of owned network facilities and resale of other network facilities. These multiple services were typically bundled and priced as a package of services.
–	Other Customers: Suppliers of various forms of telecommunications equipment and pager and cellular telephone companies.

Competition

     Billing competed with several other billing clearinghouses in servicing the telecommunications industry. Billing was one of the largest participants in the third-party clearinghouse industry in the United States. Competition among the clearinghouses was driven by the quality of information reporting, collection history, speed of collections and price of services.

     There were several significant challenges that faced potential new entrants in the LEC billing industry. The cost to acquire the necessary billing and collection agreements was significant, as was the cost to develop and implement the required systems for processing telephone call records and other transactions. Additionally, most billing and collection agreements required a user to make substantial monthly or annual volume commitments. Given these factors, the average cost of billing and collecting a record could hinder efforts to compete effectively on price until a new entrant could generate sufficient volume. The price charged by most local telephone companies for billing and collection services was based on volume commitments and actual volumes being processed.

     Since most customers in the billing clearinghouse industry were under contract with Billing or one of its competitors, the majority of the existing market may have been committed for up to five years. In addition, a new entrant must have been financially sound and had system integrity because funds collected by the local telephone companies flowed through the third-party clearinghouse, which then distributed the cash to the customer whose traffic was being billed. Billing enjoyed a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

     The principal competitive factors in Billing’s market included responsiveness to client needs, timeliness of implementation, quality of service, price, project management capability and technical expertise. The ability to compete depended in part on a number of competitive factors outside its control, including the development by others of software that was competitive with Billing’s services and products, the price at which competitors offered comparable services and products, the extent of competitors’ responsiveness to customer needs and the ability of Billing’s competitors to hire, retain and motivate key personnel. As a result, Billing’s competitors may have been able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than could Billing. In addition, the clearinghouse industry continued to come under pressure from competitors offering a means of billing end-users directly as consumer demand increased for bundled services that could be directly billed cost-effectively due to the larger size of such convergent accounts. The ongoing consolidation in the telecommunications industry was also making it more feasible for the resulting larger companies to have their own LEC billing agreements or bill consumers directly.

     Billing did not hold any patents and relied upon a combination of contractual non-disclosure obligations and statutory and common law copyright, trademark and trade secret laws to establish and maintain its proprietary rights to its products. Due to the rapid pace of technological change in the telecommunication and software industries, the legal protections for Billing’s products were less significant factors in Billing’s success than the knowledge, ability and experience of Billing’s employees, the frequency of product enhancements and the timeliness and quality of support services provided by Billing. Billing generally entered into confidentiality agreements with its employees, consultants, clients and potential clients and limited access to and distribution of, its proprietary information.

Research and Development

     Billing internally funded research and development activities with respect to efforts associated with creating new and enhanced billing services products. Billing explored customer care software applications that allowed consumers to view their bills, request adjustments or make payments via the Internet.

Discontinued Operations – Software

General

     Aptis, Inc. (“Aptis”) developed, marketed and supported convergent billing and customer care software applications. Aptis’ customers included Network Service Providers (“NSPs”), ISPs, ICPs and other providers of enhanced data services via the Internet. Aptis offered products and services to these companies through licensing agreements and outsourcing arrangements.

     Aptis developed and enhanced sophisticated software applications in order to meet the current and evolving billing requirements of its customers. Aptis’ software applications supported complex billing of NSP, ISP and ICP customers in a multi-service environment. Aptis’ convergent billing platform had the capability to produce a single convergent bill whereby multiple services and products such as local exchange, long distance, wireless and data communications could be billed directly to the end-user under one, unified billing statement. The software also had the flexibility to be configured to meet a company’s unique business rules and product set.

     In addition to its software products, a full range of professional services was also available through Aptis. These services included consulting, development and systems operations services centered on the Internet and telecommunications industry and its software products. Aptis also provided ongoing support, maintenance and training related to customers’ billing and customer care systems. In addition to its software applications and services, Aptis was a reseller of IBM AS/400 hardware that was used as the hardware platform to host certain Aptis software applications.

Development of Business

     The Company entered into the software market in June 1997 in conjunction with the acquisition of Computer Resources Management, Inc. (“CRM”). At that time, the software division was renamed Billing Concepts Systems, Inc. (“BCS”). CRM developed and sold billing applications to the long distance and convergent services markets. Additionally, in October 1998, the Company acquired Expansion Systems Corp. (“ESC”) and integrated it into BCS. ESC developed customer care and billing applications for ISPs that automated the registration of new Internet subscribers and created bills for customers’ services. In December 1998, the Company completed the merger of Communications Software Consultants, Inc. (“CommSoft”). CommSoft was an international software development and consulting firm specializing in the telecommunications industry. In April 1999, the Company announced that BCS would operate under the name Aptis. Through these actions, Aptis had expanded its potential markets to include companies focused on providing sophisticated broadband Internet Protocol (“IP”) and enhanced data services.

Industry Background

     In the competitive communications marketplace, companies increasingly realized the value of a direct customer relationship as a means of growing its revenues. Many companies who had relied on LEC billing had grown significantly and were looking to implement solutions that would give them the option to bill customers themselves. Companies who had systems that billed customers were looking to replace them with solutions that provided sophisticated capabilities such as convergent billing and product bundling. Aptis provided such direct billing solutions through its software operations.

     Increased competition had ISPs rushing to offer a proliferation of services that did not exist a few years ago: on-line chat, e-commerce support, broadband services, Voice over Internet Protocol (VoIP), on-line backup, MP3, website design and marketing and application leasing and maintenance. Several causes of this rush related to the fact that customer need was acute and demand was strong. Also, revenues from traditional dial-up services were dramatically declining due in part to competition from free services. Bandwidth was difficult to acquire for smaller ISPs and their costs were steadily increasing.

     Adding new service offerings was a necessity to stay in business. Finding a way to maintain high levels of accessibility to the Internet, developing new avenues for generating revenues and streamlining operations to lower costs were the preeminent management challenges for ISPs. In light of the changing business environment, ISPs were creating larger, more loyal customer bases and needed to be able to bill them.

     New Internet services and the need for innovative billing options also added to the demand for customer care and billing systems. IP and enhanced service providers were faced with commoditization of services, rapid introduction of new and more complex services and demands to generate more revenues from new and existing customers. Many of these services were being offered by companies who already offered other communications and/or enhanced data services and who wanted to combine usage onto a single customer account, which was known in the industry as convergent billing. This demand for convergent billing of Internet, enhanced data and communications services had driven growth and spending by Internet and communications companies on customer care and billing solutions.

Products and Services

     With the expansion into the software development business in 1997, Aptis broadened its product offerings to include customer care and billing solutions and entered additional markets not previously entered. Aptis ICP™ was Aptis’ comprehensive software suite that was a fully integrated, comprehensive and adaptable billing and customer care solution designed to meet the evolving needs of ICPs, including and emphasizing the CLEC market and those companies offering VoIP and/or enhanced data communications. Aptis ICP was a web-enabled, remotely accessible software solution that integrated existing product technology. Aptis ICP had enhanced the convergent architecture model by providing a common application that provided key functionality in all communications industry segments and provided tools for order fulfillment, service assurance and billing and rating. Aptis ICP enabled virtually all communications carriers (facilities-based, competitive, incumbent, resale, wholesale or any combination) to facilitate growth and market expansion. As an example, the hierarchical account structure inherent in the system easily accommodated mergers and acquisitions, new market penetration and large, multi-level corporate billing. In addition, the common application in Aptis ICP provided the framework for optional software functionality to be added. Aptis ICP offered components that delivered enhanced capabilities for every segment of the communications industry, including Internet, cable television, local, long distance and wireless. These components could have been further customized to achieve operational goals by adding tools for provisioning, polling, point-of-sale, facilities inventory management, data transfer interfaces and more. Further, open application programming interfaces provided pre-integration with other third-party applications.

     With the acquisition of ESC in October 1998, Aptis added TotalBill™ to its product suite. With TotalBill version 3.0, Aptis introduced a broader IP and data-focused product strategy that incorporated distributed server architecture, multi-platform availability and a host of other features such as upgraded hierarchical account structures, anytime billing and an automated workflow engine. TotalBill 3.0 was a browser-based, Oracle billing and customer management software solution specifically designed for Internet and enhanced data service providers. Taking full advantage of a distributed server environment, TotalBill provided separate registration, application, data and reports servers. This architecture enabled distributed workloads, ensured greater scalability, allowed for geographically dispersed service centers and allowed Aptis to bring an innovative measured-service billing solution to the emerging application service provider market. With TotalBill 3.0, Aptis was updating and upgrading billing features such as hierarchical and anytime billing. Hierarchical billing gave service providers the flexibility and scalability needed to facilitate and manage complex billing scenarios for businesses with dispersed and growing offices, departments and employees. Anytime billing enabled providers to generate bills via predetermined user intervals or by individually processing bills on demand in order to meet customized billing cycles. TotalBill 3.0 also would rate virtually any metered IP service or scenario, including flat rate, usage based and volume discounting. TotalBill’s innovative standards-based workflow engine acted as a master process control to provide customized provisioning and interfaced with internal and external entities. TotalBill’s workflow engine allowed service providers to automate many of the processes normally associated with billing and collecting revenues.

     Instant-Reg™, the customer profile management component of TotalBill 3.0, provided a highly flexible customer self-care and provisioning system that could be incorporated into the provider’s existing Internet website or in a portal environment. This feature allowed customers to register, self-maintain and modify their profile, which freed internal resources for other tasks and reduced expensive customer support costs.

     With the acquisition of CommSoft in December 1998, Aptis obtained CommSoft’s flagship product, which was an account number-based, table-driven suite of software applications that facilitated the administration of every aspect of a company’s business operations from application to service order, to billing and collections. It was a suite of business operation software for local telephone, long distance, paging, cellular and PCS services. More specifically, the core modules of the product included Subscriber Management and Billing, Rating and Call Plans, Customer Care and Telephone Plant Inventory Systems. In addition to the billing product, Aptis acquired modules for Carrier Access Billing, Full Function Accounting and Complete Inventory Management. CommSoft’s 14-plus years of success with local and wireless telephone companies, coupled with Aptis’ 10-plus years of success, primarily with long distance companies and CLECs, was a complementary match of experience. By combining CommSoft’s menu of products with those of Aptis, the Company had a broader depth of telecom functionality to offer its customers.

     In 1998, Aptis focused attention on its professional services resources, growing the staff significantly to support current and new customers. This organization provided consulting, application development, training, call center services and back office support to customers in the IP and communications industry. The organization had entered into a number of long-term arrangements to provide outsourced services and consulting services to the IP and TotalBill™ customers.

Operations

     Aptis ICP and TotalBill™ were delivered to customers in a number of ways. Aptis offered various outsourcing and facilities management options that allowed providers to take advantage of Aptis’ facilities and resources. In these situations, the provider paid a right-to-use fee for access to the software and paid for other services on an as-used basis. These arrangements included full systems hosting and operations with back office services or any subset of services. Both applications were available to be delivered to customers to use in their own premises by licensing the applications. Customers purchased a license that entitled them to use of the application in a defined enterprise and they acquired their own hardware and operations resources. In most situations, Aptis provided additional services for the implementation, conversion and training required to make the application operational. If a customer desired some unique enhancements to the application, professional services staff provided the services at an additional fee.

     Aptis revenues were earned from license fees, right-to-use fees, maintenance fees, professional services fees and facilities management fees. License fees and right-to-use fees were based on the modules licensed and the number of customers supported by the application. Maintenance fees were a percentage of the total license fees. Professional services fees included time and material charges and facilities management fees. Aptis revenue also included retail sales of IBM AS/400 hardware and operating software.

Customers

     Aptis provided direct billing systems sales and development to the following categories of communications services providers:

–	NSPs: Companies that provided business-to-business enhanced data services based on next generation network architecture.
–	ISPs: Companies that offered Internet access and Internet-based services.
–	ICPs: Carriers who offered multiple communications services through a combination of owned network facilities and resale of other network facilities. These multiple services were typically bundled and priced as a package of services.
–	Interexchange Carriers or Long Distance Companies: Facilities-based carriers that processed their own telecommunications switching equipment and networks and provided traditional direct dial telecommunications services. Certain long distance companies provided operator-assisted services as well as direct dial services. The local telephone company in the case of residential and small commercial accounts, billed these calls to the end-user.
–	Switchless Resellers: Marketing organizations, affinity groups or aggregator operations that bought direct dial long distance services in volume at wholesale rates from a facilities-based long distance company and sold them back to individual customers at market rates. The local telephone company in the case of residential and small commercial accounts billed these calls to the end-user.
–	CLECs: Carriers that provided local exchange services to subscribers who were previously served exclusively by the incumbent local exchange carrier.
–	ILECs: The existing local telephone company that had previously offered service as a regulated monopoly company.
–	Wireless Carriers: Carriers that provided direct dial telecommunications services by means of cellular or PCS technology that was not dependent on traditional landlines.
–	Cable Companies: Facilities-based companies that possessed their own cable networks to provide cable television access and may have offered telephone and Internet services.

     In 1999, an aggressive marketing and advertising campaign was implemented to increase industry understanding and awareness of Aptis’ capabilities and vision. As a means of highlighting Aptis’ expanded capabilities, a new identity, positioning and messaging were created. This new identity was consistently pervasive through all advertising and marketing materials. A program designed to insure high visibility and contact with the industry began in July 1998 and was supported by advertising, public relations and participation in key industry events. Aptis added significant direct sales resources to the organization, industry experience, knowledgeable individuals and strategic partnerships with other vendors serving the industry. Aptis maintained a direct sales force and accomplished most of its marketing efforts through active participation in Internet and communications industry trade shows, educational seminars and workshops. Aptis advertised in trade journals and other industry publications.

     Aptis had targeted as likely candidates for direct billing products and services the following types of customers: network and enhanced data service providers, Internet service providers, long distance providers serving commercial accounts, cellular services providers, competitive local access providers and cable television companies.

Competition

     The market for telecommunications billing systems and services was highly competitive. Aptis competed with both independent providers of billing systems and services and with the internal billing departments of telecommunications service providers. The growth in total expenditures on customer care and billing solutions was expected to increase at significant rates over the next few years. Companies that offered broad solutions capability had the opportunity to gain significant market share and established long-term relationships with industry players. The principal competitive factors in its market included responsiveness to client needs, timeliness of implementation, quality of service, price project management capability and technical expertise. The ability to compete depended on a number of competitive factors outside Aptis’ control. Some of these factors included comparable services and products, the extent of competitors’ responsiveness to customer needs and the ability of Aptis’ competitors to hire, retain and motivate key personnel.

     Aptis also competed with a number of companies that had substantially greater financial, technical, sales and marketing resources, as well as greater name recognition. As a result, Aptis’ competitors may have been able to adapt more quickly to emerging technologies, changes in customer requirements or to devote greater resources to the promotion and sale of their products. Aptis did not hold any patents and relied upon a combination of contractual non-disclosure obligations as well as statutory and common law copyright, trademark and trade secret laws to establish and maintain its proprietary rights to its products. Due to the rapid pace of technological change in the enhanced data, Internet, communications and software industries, the legal protections for its products were less significant factors in Aptis’ success than the knowledge, ability and experience of Aptis’ employees, the frequency of product enhancements and the timeliness and quality of support services provided by Aptis. Aptis generally entered into confidentiality agreements with its employees, consultants, clients and potential clients and limited access to, and distribution of, its proprietary information. Use of Aptis’ software products was generally restricted to specified locations and was subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products.

Research and Development

     Aptis was actively involved in ongoing research and development efforts associated with creating new billing modules and enhanced products related to its convergent billing software platform for both communications and Internet service providers.

Employees

     As of December 31, 2001, the Company had nine full-time corporate employees and no part-time employees. None of the Company’s employees are represented by a union. The Company believes that its employee relations are good.

     As of September 30, 2001, Tanisys had forty-three employees, including twenty-seven engineering, product development, manufacturing and technical support employees, nine finance and administrative employees and seven employees in the sales and marketing area. Recruitment of personnel in the computer industry, particularly engineers, is highly competitive. Tanisys believes that its future success will depend in part on its ability to attract and retain highly skilled management, engineering, sales, marketing, finance and technical personnel. There can be no assurance of Tanisys’ ability to recruit and retain the employees that it may require.

ITEM 2. PROPERTIES

     As of December 31, 2001, the Company occupied approximately 8,000 square feet of space at 10101 Reunion Place, San Antonio, Texas, which serves as the corporate headquarters. The lease expires in January 2004 and has certain renewal options. Subsequent to December 31, 2001, the Company subleased approximately 3,000 square feet of its office space. The Company believes that its current facilities are adequate to meet its current and future needs.

     As of September 30, 2001, Tanisys occupied approximately 15,000 square feet of space at 12201 Technology Boulevard, Austin, Texas, which serves as the corporate headquarters. The lease expires in April 2003 and has certain renewal options. Tanisys believes that its current facilities are adequate to meet its current and future needs.

ITEM 3. LEGAL PROCEEDINGS

     A lawsuit was filed on December 31, 1998, in the United States District Court in San Antonio, Texas by an alleged stockholder of the Company against the Company and various of its officers and directors, alleging unspecified damages as a result of alleged false statements in various press releases prior to November 19, 1998. In September 1999, the United States District Court for the Western District of Texas entered an order and judgment dismissing the plaintiff’s lawsuit. The plaintiff noticed an appeal of that decision on September 29, 1999. In November 2000, the United States Court of Appeals for the Fifth Circuit dismissed the appeal pursuant to a stipulation of the parties and settlement.

     As previously disclosed, the Company was engaged in discussion with the staff of the Federal Trade Commission’s (“FTC”) Bureau of Consumer Protection regarding a proposed complaint by the FTC alleging potential liability arising primarily from the alleged cramming of charges for non-regulated telecommunication services by certain of the Company’s customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. These allegations related to business conducted by the subsidiaries sold by the Company on October 23, 2000. In August 2001, the Company reached a settlement with the FTC which included a payment to the FTC of $350,000. This settlement fully resolves all issues related to the FTC’s inquiry.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 2001, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company’s common stock, par value $0.01 per share (the “Common Stock”), is currently quoted on the Nasdaq National Market (“Nasdaq”) under the symbol “NCEH”. Prior to February 8, 2001, the Common Stock was quoted on Nasdaq under the symbol “BILL”. The table below sets forth the high and low bid prices for the Common Stock from October 1, 1999, through April 10, 2002, as reported by Nasdaq. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended September 30, 2000:
1st Quarter	$8.19	$3.88
2nd Quarter	$9.94	$5.00
3rd Quarter	$7.63	$3.13
4th Quarter	$4.88	$2.84

Transition Quarter Ended December 31, 2000	$3.31	$1.34

Fiscal Year Ended December 31, 2001:
1st Quarter	$4.00	$1.00
2nd Quarter	$2.06	$1.00
3rd Quarter	$1.30	$0.41
4th Quarter	$1.17	$0.40

Fiscal Year Ended December 31, 2002:
1st Quarter (through April 10, 2002)	$0.78	$0.39

Stockholders

     At April 10, 2002, there were 34,217,620 shares of Common Stock outstanding, held by 558 holders of record. The last reported sales price of the Common Stock on April 10, 2002, was $0.56 per share.

Dividend Policy

     The Company has never declared or paid any cash dividends on the Common Stock. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial and other data for the Company. The statement of operations data for the year ended December 31, 2001, the transition quarter ended December 31, 2000 and the years ended September 30, 2000, 1999, 1998 and 1997, and the balance sheet data as of December 31, 2001 and 2000, and September 30, 2000, 1999, 1998 and 1997, presented below are derived from the audited Consolidated Financial Statements of the Company. The data presented below for the year ended December 31, 2001, the transition quarter ended December 31, 2000 and the years ended September 30, 2000 and 1999, should be read in conjunction with the Consolidated Financial Statements and the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included in this report.

	Year Ended	Quarter Ended	Year Ended
	December 31,		September 30,
	2001	2000	2000	1999	1998	1997
(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$1,187	$163	$410	$—	$—	$—
Gross profit	256	10	61	—	—	—
Loss from continuing operations	(15,078)	(2,316)	(16,303)	(5,421)	(3,344)	(2,930)
Net loss from continuing operations	(38,426)	(5,086)	(26,579)	(5,224)	(4,109)	(1,846)
Net income (loss) from discontinued
operations, net of income taxes	—	—	(6,565)	21,046	30,812	6,086
Net income (loss) from disposal of
discontinued operations, net of income
taxes	2,385	—	(9,277)	—	—	—
Net income (loss)	(36,041)	(5,086)	(42,421)	15,822	26,703	4,238
Basic and diluted net loss from continuing
operations per common share	$(1.10)	$(0.13)	$(0.67)	$(0.14)	$(0.12)	$(0.05)
Basic and diluted net income (loss) from
discontinued operations, net of income
taxes per common share	—	—	(0.16)	0.57	0.86	0.18
Basic and diluted net income (loss) from
disposal of discontinued operations, net of
income taxes per common share	0.07	—	(0.23)	—	—	—
Basic and diluted net income (loss) per
common share	$(1.03)	$(0.13)	$(1.06)	$0.43	$0.74	$0.13
Weighted average common stock
outstanding	34,910	38,737	39,909	37,116	35,844	33,525

	December 31,		September 30,
	2001	2000	2000	1999	1998	1997
(in thousands)
Consolidated Balance Sheet Data:
Working capital	$9,532	$32,454	$2,968	$73,553	$60,246	$28,594
Total assets	39,577	81,176	97,103	113,417	95,317	50,389
Additional paid-in capital(1)	70,342	90,403	88,819	63,771	60,028	42,905
Retained earnings (deficit)(2)	(35,335)	706	5,792	48,213	34,141	7,438

(1)	Additional paid-in capital for the year ended September 30, 1997 was restated to give effect to the one-for-one common stock dividend that was distributed on January 30, 1998 to stockholders of record on January 20, 1998. No additional proceeds were received on the dividend date and all costs associated with the share dividend were capitalized as a reduction of additional paid-in capital.

(2)	The Company has never declared cash dividends on its Common Stock, nor does it anticipate doing so in the foreseeable future.

23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s Business discussion, Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this Report. For purposes of the following discussion, references to yearly periods refer to the Company’s fiscal year ended December 31 for 2001 and September 30 for 2000 and prior.

Continuing Operations

Revenues

     Revenues for FIData are comprised of transaction fees for processing loan applications, implementation fees for new customers and a variety of customer service related fees. Revenues for Tanisys are comprised of sales of production-level automated test equipment and related hardware and software, net of returns and discounts. Total revenues for the year ended December 31, 2001 were $1,187,000, compared to $410,000 in the year ended September 30, 2000. The consolidation of Tanisys accounts for $686,000 of the increase in revenues. The additional increase in revenues is primarily due to an increase in the amount charged per transaction processed by FIData. The increase in revenues from 1999 to 2000 is related to the acquisition of FIData in November 1999.

Cost of revenues

     Cost of revenues for FIData includes the costs incurred to offer a variety of customer service opportunities to its customers. Cost of revenues for Tanisys includes the cost of all components and materials purchased for the manufacturing of products, direct labor and related overhead costs. Cost of revenues increased by 167% during the year ended December 31, 2001, from $349,000 during the year ended September 30, 2000. Tanisys accounts for $367,000 of the increase in cost of revenues. The additional increase in cost of revenues is related to additional customer service opportunities made available to customers of FIData. The increase in cost of revenues from 1999 to 2000 is related to the acquisition of FIData in November 1999.

Selling, general and administrative expenses

     Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company, FIData and Tanisys. SG&A expenses for the year ended December 31, 2001, were $8.3 million, compared to $9.3 million for the year ended September 30, 2000. The decrease in SG&A relates to an overall reduction in expenditures and corporate personnel, offset by the inclusion of Tanisys in the consolidated financial statements. SG&A expenses for the year ended September 30, 2000, were $9.3 million compared to $5.3 million for the year ended September 30, 1999. The increase in SG&A during the year ended September 30, 2000, is primarily due to the acquisition of FIData in November 1999, as well as SG&A expenses incurred by efforts to develop a financial services website focused on the credit union industry.

Research and development

     Research and development expenses incurred during the year ended December 31, 2001, relate entirely to Tanisys. Tanisys’ research and development expenses include all costs associated with the engineering design and testing of new technologies and products. Tanisys’ research and development expenses for the period from the purchase date to September 30, 2001 (as consolidated herein), were $411,000. Research and development expenses incurred during the years ended September 20, 2000 and 1999, are comprised of the salaries and benefits of the employees involved in the development of a financial services website, which was suspended during the quarter ended June 30, 2000.

Depreciation and amortization

     Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, goodwill and other intangibles. Depreciation and amortization expense was $1.7 million during the year ended December 31, 2001, compared to $1.6 million and $40,000 during the years ended September 30, 2000 and 1999, respectively. As the depreciation and amortization expense is primarily related to the amortization of the goodwill of FIData, the expense remained constant during the year ended December 31, 2001 and the year ended September 30, 2000. The increase from the year ended September 30, 1999, is attributable to the amortization of goodwill acquired in connection with the acquisition of FIData in November 1999.

Goodwill Impairment

     Goodwill impairment for the year ended December 31, 2001, includes a $5.0 million impairment related to the long-lived assets of FIData. The impairment write-down reflects the difference between the carrying value of the assets and the net realizable value. The impairment write-down consisted of $4.5 million related to goodwill and $0.5 million related to software.

Net other expense

     Net other expense of $24.2 million in the year ended December 31, 2001, compared to $15.0 million in the year ended September 30, 2000 and $1.8 million in the year ended September 30, 1999. The increases in net other expenses are primarily related to the increasing equity in net loss of Princeton (which includes the Company’s portion of a $13.3 million impairment charge recorded by Princeton) and Coreintellect. The net other expense for the year ended December 31, 2001, also included (i) consulting income from Platinum of $3.8 million, (ii) realized gains on the redemption of the investments in available-for-sale securities of $0.6 million and (iii) receipt of payment on a promissory note of $0.7 million from an Austin, Texas-based technology company. During the year ended December 31, 2001, the Company also evaluated the realizability of its investment in Princeton. Based upon current private equity markets, the Company determined its investment in Princeton was impaired by $1.8 million and accordingly, reduced its investment balance.

Income tax benefit (expense)

     The Company’s effective income tax benefit rate was 2.1% for the year ended December 31, 2001, compared to 15.1% for the year ended September 30, 2000 and 27.7% for the year ended September 30, 1999. The Company’s effective income tax benefit rate was lower than the federal statutory benefit rate due to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes, including the equity in net loss and impairment of affiliates and the amortization and impairment of FIData goodwill.

Results of Discontinued Operations – Transaction Processing and Software

     During the year ended December 31, 2001, the Company reviewed the adequacy of the accruals related to discontinued operations. As a result of this assessment, the Company reduced such accruals and recognized income from the disposal of discontinued operations of $2.4 million, based upon current estimates of future liabilities related to the divested entities. The $2.4 million is reflected as net income from disposal of discontinued operations in the year ended December 31, 2001.

     The following table presents the operating results of the Company’s Transaction Processing and Software divisions and as a percentage of related revenues for each year, which are reflected as discontinued operations in the Consolidated Statements of Operations.

	Year ended September 30,
(in thousands, except percentages)	2000		1999
Transaction Processing revenues	$113,085	78.2%	$135,403	74.7%
Software revenues	31,522	21.8	45,921	25.3

Operating revenues	144,607	100.0	181,324	100.0
Cost of revenues	100,010	69.2	109,519	60.4

Gross profit	44,597	30.8	71,805	39.6
Selling, general and administrative expenses	28,830	19.9	28,333	15.6
Bad debt expense	6,081	4.2	1,663	0.9
Research and development expenses	11,763	8.1	5,725	3.2
Advance funding program income, net	(1,856)	(1.3)	(3,673)	(2.0)
Depreciation and amortization expenses	11,273	7.8	9,286	5.1
Special and other charges	1,216	0.9	1,529	0.8

(Loss) income from discontinued operations
before other income and income tax
benefit (expense)	$(12,710)	(8.8)%	$28,942	16.0%

Operating revenues

     Transaction Processing fees charged by Billing included processing and customer service inquiry fees. Processing fees were assessed to customers either as a fee charged for each telephone call record or other transaction processed, or as a percentage of the customer’s revenue that was submitted by Billing to local exchange carriers for billing and collection. Processing fees also included any charges assessed to Billing by local exchange carriers for billing and collection services that were passed through to the customer. Customer service inquiry fees were assessed to customers either as a fee charged for each record processed by Billing or as a fee charged for each billing inquiry made by end-users.

     Transaction Processing revenues decreased $22.3 million, or 16.5%, from 1999. The decrease in revenue from year to year was primarily attributed to an overall decrease in the number of call records processed. The number of call records processed for Billing was negatively impacted by market pressures that have occurred in the long distance industry. Management continued to take actions in order to mitigate the effects of “slamming and cramming” issues on the call record volumes of its current customer base. Consequently, the number of call records processed for Billing decreased from the prior year. Telephone call record volumes were as follows:

	Year ended September 30,
(in millions)	2000	1999
Direct dial long distance services	457.8	599.0
Operator services	76.3	97.2
Enhanced billing services	3.5	4.7
Billing management services	204.0	230.4

     In addition to license and maintenance fees charged by Software for the use of its billing software applications, fees were charged on a time and materials basis for software customization and professional services. Software revenues also include retail sales of third-party computer hardware and software. Software revenues decreased $14.4 million, or 31.4%, from 1999. The decrease in revenues from 1999 was primarily attributable to lower sales of billing systems in 2000, which corresponded to a decrease in software license fees.

Cost of revenues

     For the Transaction Processing division, cost of revenues included billing and collection fees charged by local exchange carriers as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local exchange carriers included fees that were assessed for each record submitted and for each bill rendered to its end-user customers. For the Software division, cost of revenues included the cost of third-party computer hardware and software sold and the salaries and benefits of software support, technical and professional service personnel who generated revenue from contracted services. The decrease in cost of revenues from 1999 is primarily related to a reduction in the number of call records processed, therefore resulting in a decrease of the corresponding billing and collection costs charged by the local exchange carriers.

Selling, general and administrative

     SG&A expenses for 2000 were $28.8 million compared to $28.3 million in 1999. The SG&A expenses remained relatively constant in 2000 as the growth of the Software operations declined.

Bad debt expense

     Bad debt expense for 2000 was $6.1 million compared to $1.7 million in 1999. Bad debt increased from 1999 primarily due to a $3.5 million charge taken in the quarter ended June 30, 2000. Related to the Software division, this charge is a result of the narrowing of various software product offerings, the refocusing of software development efforts and a reserve associated with a significant account.

Research and development

     R&D expenses were comprised of salaries and benefits of the employees involved in software development and related expenses. The Company internally funded R&D activities with respect to efforts associated with creating new and enhanced Transaction Processing services products and products related to its convergent billing software platform for both telecommunication and Internet service providers. R&D expenses in 2000 were $11.8 million compared to $5.7 million in 1999.

Advance funding program income and expense

     Advance funding program income was $2.0 million in 2000 compared to $3.8 million in 1999. The decrease from the prior year was primarily the result of a lower level of customer receivables financed under Billing’s advance funding program. The quarterly average balance of purchased receivables was $20.4 million and $48.2 million in 2000 and 1999, respectively.

     The advance funding program expense was $0.1 million in 2000 and 1999, due to the Company financing all customer receivables during 2000 and 1999 with internally generated funds rather than with funds borrowed through the Company’s revolving credit facility. The expense recognized represents unused credit facility fees and was the minimum expense that Billing could have incurred during these years.

Income from discontinued operations

     Including special and other charges, loss from discontinued operations in 2000 was $12.7 million compared to income from discontinued operations in 1999 of $28.9 million. The decrease in income from discontinued operations from the prior year is attributable to lower revenues and higher operating expenses.

Liquidity and Capital Resources

     The Company’s cash balance decreased to $8.6 million at December 31, 2001, from $36.5 million at December 31, 2000. This decrease is primarily related to the $2.8 million purchase price adjustment recorded in April 2001 related to the sale of the Transaction Processing and Software divisions, the investments in Princeton made throughout the year totaling $22.8 million, the $1.1 million investment in Tanisys in August 2001 and the $0.8 million investment in Sharps in October 2001. The Company’s working capital position decreased to $9.5 million at December 31, 2001, from $32.5 million at December 31, 2000. The decrease in the working capital was primarily attributable to the decrease in the cash balance. Net cash used in operating activities for the year ended December 31, 2001, was $3.6 million compared to net cash provided by operating activities of $50.8 million for the year ended September 30, 2000.

     Capital expenditures totaled $0.6 million during the year ended December 31, 2001, and related primarily to the purchase of computer equipment and software for FIData. The Company anticipates capital expenditures before acquisitions, if any, during the year ended December 31, 2002, to be less than expenditures incurred during the year ended December 31, 2001. The Company believes it will be able to fund future expenditures with cash resources on hand.

     The Company’s operating cash requirements consist principally of funding of corporate expenses and capital expenditures.

     During the year ended December 31, 2002, the Company’s corporate cash balance ($7.2 million at December 31, 2001, excluding Tanisys’cash) is expected to increase as a result of (i) the receipt of the $3.1 million consulting income from Platinum through October 2002, (ii) the receipt of $0.5 million from a federal tax refund, (iii) receipt of $0.6 million on a promissory note due from an Austin, Texas-based technology company in February and May 2002 and (iv) the receipt of interest income of $0.1 million. The total cash inflow of $4.3 million is expected to be less than the anticipated cash expenditures of $7.7 million for 2002. The anticipated cash expenditures of $7.7 million are comprised of corporate cash expenses of $2.4 million, investments of $3.3 million in Princeton funded subsequent to December 31, 2001 and the Company’s remaining commitment to Princeton of $2.0 million. The anticipated cash receipts and expenditures result in an expected cash balance of $3.8 million at December 31, 2002, assuming the funding of the entire $2.0 million commitment to Princeton.

     In addition to the above anticipated items, the cash balance could be further decreased by additional investments in Princeton or investments in or purchases of additional companies or investments. The cash balance could be increased by the liquidation of one or more of the Company’s investments or subsidiaries.

     Since its inception, Princeton has incurred significant costs to develop and enhance its technology, to establish marketing and customer relationships and to build its capital infrastructure and administrative organization. As a result, Princeton has historically incurred significant operating losses and expects to generate an operating loss for the year ended December 31, 2002. Subsequent to December 31, 2001, Princeton has received proceeds of $2.5 million from the sale of its mandatorily redeemable convertible preferred stock (of which the Company contributed $1.5 million). Additionally, Princeton secured an unconditional commitment from various investors to purchase $8.5 million of manditorily redeemable convertible preferred stock during the year ended December 31, 2002 (of which the Company committed $3.75 million). Through April 2002, Princeton has received $2.7 million of the aggregate $8.5 million commitment (of which the Company contributed $1.8 million). Princeton believes that its current cash and cash equivalents coupled with the proceeds received subsequent to December 31, 2001 and the additional capital available under the investor commitment will be sufficient to fund its operations and execute its strategy through March 2003. To the extent that Princeton does not meet its targeted financial goals for 2002, Princeton’s business, results of operations and financial condition may be materially and adversely affected.

Seasonality

     The Company’s operations are not significantly affected by seasonality.

Effect of Inflation

     Inflation has not been a material factor affecting the Company’s business. General operating expenses, such as salaries, employee benefits and occupancy costs, are subject to normal inflationary pressures.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No 141, “Business Combinations”, which addresses the initial recognition of goodwill and other intangible assets acquired in a business combination and requires that all future business combinations be accounted for under the purchase method of accounting. In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets. In accordance with these statements, goodwill and certain intangible assets will no longer be amortized, but will be subject to at least an annual assessment of impairment. The Company adopted these statements on a prospective basis on January 1, 2002, although certain provisions of these statements have been applied to business combinations completed after June 30, 2001. Management does not believe the adoption of these statements will have an adverse impact on the financial statements of the Company in 2002 relative to business combinations completed before June 30, 2001.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires among other items, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element must be expensed using a systematic and rational method over its useful life. Management does not believe the adoption of SFAS No. 143 will have an adverse impact on the financial statements of the Company in 2002.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires, among other items, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. Management does not believe the adoption of SFAS No. 144 will have an adverse impact on the financial statements of the Company in 2002.

Critical Accounting Policies

Consolidation of Subsidiaries

     In general, the accounting rules and regulations require the consolidation of entities in which the company holds an interest greater than 50% and the use of the equity method of accounting for entities in which the company holds an interest between 20% and 50%. Exceptions to these rules are (i) when a company does not exercise control over the decision making of an entity although the company does own over 50% of the entity and (ii) when a company does exercise control over the decision making of an entity but the company owns between 20% and 50% of the entity.

     The first exception exists with respect to the Company’s ownership percentage in Princeton. As of December 31, 2001, the Company owns 57.4% of the outstanding shares of Princeton but does not have the ability to exercise control over the decision making of Princeton. Therefore, the Company does not consolidate the financial statements of Princeton into the consolidated financial statements of the Company. Alternatively, the Company records its interest in Princeton under the equity method of accounting. Due to the significance of Princeton to the Company, the Company does file Princeton’s complete audited financial statements as an amendment to its Form 10-K.

     The second exception exists with respect to the Company’s ownership percentage in Tanisys. As of December 31, 2001, the Company holds only a 35.2% ownership interest, but does exercise control over the decision making of Tanisys. Therefore, Tanisys is consolidated into the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 2001, because the Company’s intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company and the related report of the Company’s independent public accountants thereon are included in this report at the page indicated.

Page
Report of Independent Public Accountants	31
Report of Management	33
Consolidated Balance Sheets as of December 31, 2001 and 2000 and September 30, 2000	34
Consolidated Statements of Operations for the Year Ended December 31, 2001,
the Transition Quarter Ended December 31, 2000 and the Years Ended
September 30, 2000 and 1999	35
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2001,
the Transition Quarter Ended December 31, 2000 and the Years Ended
September 30, 2000 and 1999	36
Consolidated Statements of Cash Flows for the Year Ended December 31, 2001,
the Transition Quarter Ended December 31, 2000 and the Years Ended
September 30, 2000 and 1999	37
Notes to Consolidated Financial Statements	38

30

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
New Century Equity Holdings Corp.:

     We have audited the accompanying consolidated balance sheets of New Century Equity Holdings Corp. (formerly Billing Concepts Corp.) (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2001, December 31, 2000 and September 30, 2000, and the related consolidated statements of operations, changes in stockholders’equity and cash flows for the year ended December 31, 2001, for the transition quarter ended December 31, 2000 and for the years ended September 30, 2000 and September 30, 1999. We did not audit the financial statements of Tanisys Technology, Inc. (“Tanisys”), which reflect total assets and total revenues, respectively, of 9 percent and 58 percent of the related consolidated totals in 2001, and are summarized and included in Note 4. Those statements were audited by other auditors whose report, which was qualified as to Tanisys’ability to continue as a going concern, has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tanisys and the data in Note 4, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, December 31, 2000 and September 30, 2000 and the results of their operations and their cash flows for the year ended December 31, 2001, for the transition quarter ended December 31, 2000 and for the years ended September 30, 2000 and September 30, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

San Antonio, Texas March 25, 2002, except as discussed in Note 22 to the consolidated financial statements for which the date is April 11, 2002 31

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tanisys Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2001, 2000 and 1999. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended September 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $2,360,995 and $8,966,728 for the years ended September 30, 2001 and 1999, respectively. These factors, and others discussed in Note 1, raise substantial doubt about Tanisys Technology, Inc.’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continued in existence.

/s/ BROWN, GRAHAM AND COMPANY, P.C.

Austin, Texas
October 30, 2001

REPORT OF MANAGEMENT

     The financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States. Management is responsible for preparing the consolidated financial statements and maintaining and monitoring the Company’s system of internal accounting controls. The Company believes that the existing system of internal controls provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected in a timely manner. Key elements of the Company’s system of internal controls include careful selection of management personnel, appropriate segregation of conflicting responsibilities, periodic evaluations of Company financial and business practices, communication practices that provide assurance that policies and managerial authorities are understood throughout the Company, and periodic meetings between the Company’s Audit committee, senior financial management personnel and independent public accountants.

     The consolidated financial statements were audited by Arthur Andersen LLP, independent public accountants, who have also issued a report on the consolidated financial statements.

/s/ PARRIS H. HOLMES, JR.

Parris H. Holmes, Jr.
Chairman of the Board and Chief Executive Officer

/s/ DAVID P. TUSA

David P. Tusa
Executive Vice President, Chief Financial Officer
  and Corporate Secretary

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

ASSETS

	December 31,		September 30,
	2001	2000	2000

Current Assets:
Cash and cash equivalents	$8,649	$36,478	$(156)
Accounts receivable, net of allowance for doubtful
accounts of $119, $46 and $25, respectively	1,431	3,427	5,013
Inventory	1,042	—	—
Prepaids and other	444	254	224
Net current assets from discontinued operations
(see Note 21)	—	—	1,376

Total current assets	11,566	40,159	6,457
Property and equipment	1,135	1,097	912
Accumulated depreciation	(366)	(374)	(292)

Net property and equipment	769	723	620
Other assets, net of accumulated amortization of
$2, $1,717, and $1,348, respectively	838	6,775	6,784
Investments in affiliates	26,404	33,519	37,832
Net non-current assets from discontinued
operations (see Note 21)	—	—	45,410

Total assets	$39,577	$81,176	$97,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$534	$95	$74
Accrued liabilities	979	1,564	609
Deferred income taxes	174	2,525	2,806
Revolving credit note	88	—	—
Net current liabilities from discontinued operations	259	3,521	—

Total current liabilities	2,034	7,705	3,489
Executive deferred compensation and other liabilites	759	741	569
Long-term debt to minority stockholders, net of
discount	207	—	—

Total liabilities	3,000	8,446	4,058
Commitments and contingencies (see Notes 9 and 17)
Minority interest in consolidated affiliate	1,228	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000
shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.01 par value, 75,000,000 shares
authorized; 34,205,920 issued and outstanding;
42,506,960 shares issued and 35,652,560 shares
outstanding; 41,732,632 shares issued and
41,227,832 shares outstanding; respectively	342	425	417
Additional paid-in capital	70,342	90,403	88,819
Retained (deficit) earnings	(35,335)	706	5,792
Deferred compensation	—	(49)	(82)
Treasury stock, at cost; 0, 6,854,400 and
504,800 shares, respectively	—	(18,755)	(1,901)

Total stockholders’ equity	35,349	72,730	93,045

Total liabilities and stockholders’ equity	$39,577	$81,176	$97,103

The accompanying notes are an integral part of these consolidated financial statements. 34

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2001	2000	2000	1999

Operating revenues	$1,187	$163	$410	$—
Cost of revenues	931	153	349	—

Gross profit	256	10	61	—
Selling, general and administrative expenses	8,258	1,882	9,317	5,315
Research and development expenses	411	—	3,247	63
Depreciation and amortization expenses	1,700	444	1,631	43
Goodwill impairment	4,965	—	—	—
Special charges	—	—	2,169	—

Loss from continuing operations	(15,078)	(2,316)	(16,303)	(5,421)
Other income (expense):
Interest income	1,045	536	12	—
Interest expense	(111)	—	(3)	—
Equity in net loss of affiliates	(28,830)	(4,220)	(10,069)	(1,809)
Impairment of investments in affiliates	(1,777)	—	—	—
In-process research and development of
affiliates	—	—	(4,965)	—
Consulting income	3,750	625	—	—
Realized gains on available-for-sale securities	566	—	—	—
Other, net	670	8	34	—
Minority interest in consolidated affiliate	519	—	—	—

Total other expense, net	(24,168)	(3,051)	(14,991)	(1,809)

Loss from continuing operations before income
tax benefit	(39,246)	(5,367)	(31,294)	(7,230)
Income tax benefit	820	281	4,715	2,006

Net loss from continuing operations	(38,426)	(5,086)	(26,579)	(5,224)
Discontinued operations:
Net (loss) income from discontinued operations,
net of income tax benefit (expense) of $0, $0,
$229 and ($13,585), respectively	—	—	(6,565)	21,046
Net income (loss) from disposal of discontinued
operations, including income tax benefit
(expense) of $500, $0, ($5,629) and $0,
respectively	2,385	—	(9,277)	—

Net income (loss) from discontinued operations	2,385	—	(15,842)	21,046

Net (loss) income	$(36,041)	$(5,086)	$(42,421)	$15,822

Basic and diluted (loss) income per common share:
Net loss from continuing operations	$(1.10)	$(0.13)	$(0.67)	$(0.14)
Net (loss) income from discontinued
operations	—	—	(0.16)	0.57
Net income (loss) from disposal of
discontinued operations	0.07	—	(0.23)	—

Net loss	$(1.03)	$(0.13)	$(1.06)	$0.43

Weighted average common shares outstanding	34,910	38,737	39,909	37,116

The accompanying notes are an integral part of these consolidated financial statements. 35

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year ended December 31, 2001, the Transition Quarter ended
December 31, 2000 and the Years ended September 30, 2000 and 1999
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Deferred	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Compensation	Shares	Amount	Total

Balances at September 30, 1998	36,643	$366	$60,028	$34,141	$(394)	—	$—	$94,141
Issuance of common stock	268	3	694	(1,750)	—	—	—	(1,053)
Issuance of stock options	—	—	84	—	(84)	—	—	—
Exercise of stock options and warrants	467	5	2,965	—	—	—	—	2,970
Compensation expense	—	—	—	—	255	—	—	255
Net income	—	—	—	15,822	—	—	—	15,822

Balances at September 30, 1999	37,378	374	63,771	48,213	(223)	—	—	112,135
Issuance of common stock	129	1	304	—	(222)	—	—	83
Issuance of common stock for acquisitions	4,177	42	24,702	—	—	—	—	24,744
Issuance of stock options	—	—	(31)	—	31	—	—	—
Exercise of stock options and warrants	49	—	215	—	—	—	—	215
Compensation expense	—	—	(142)	—	332	—	—	190
Purchase of treasury stock	—	—	—	—	—	(505)	(1,901)	(1,901)
Net loss	—	—	—	(42,421)	—	—	—	(42,421)

Balances at September 30, 2000	41,733	417	88,819	5,792	(82)	(505)	(1,901)	93,045
Issuance of common stock	769	8	1,573	—	—	—	—	1,581
Exercise of stock options	5	—	11	—	—	—	—	11
Compensation expense	—	—	—	—	33	—	—	33
Purchase of treasury stock	—	—	—	—	—	(6,349)	(16,854)	(16,854)
Net loss	—	—	—	(5,086)	—	—	—	(5,086)

Balances at December 31, 2000	42,507	425	90,403	706	(49)	(6,854)	(18,755)	72,730
Issuance of common stock	7	—	7	—	—	—	—	7
Exercise of stock options	4	—	8	—	—	—	—	8
Forfeiture of restricted common stock	(20)	—	(89)	—	—	—	—	(89)
Compensation expense	—	—	—	—	49	—	—	49
Purchase of treasury stock	—	—	—	—	—	(1,438)	(1,315)	(1,315)
Cancellation of treasury stock	(8,292)	(83)	(19,987)	—	—	8,292	20,070	—
Net loss	—	—	—	(36,041)	—	—	—	(36,041)

Balances at December 31, 2001	34,206	$342	$70,342	$(35,335)	$—	—	—	$35,349

The accompanying notes are an integral part of these consolidated financial statements. 36

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2001	2000	2000	1999

Cash flows from operating activities:
Net loss from continuing operations	$(38,426)	$(5,086)	$(26,579)	$(5,224)
Adjustments to reconcile net loss from continuing
operations to net cash (used in) provided by
operating activities:
Depreciation and amortization	1,700	444	1,631	43
Goodwill impairment	4,965	—	—	—
Equity in net loss and impairment of affiliates	30,607	4,220	10,069	1,809
In-process research and development of affiliates	—	—	4,965	—
Realized gains on available-for-sale securities	(566)	—	—	—
Amortization of discount on long-term debt	101	—	—	—
Non-cash special charges	—	—	2,136	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,981	1,586	(3,794)	1,075
Decrease in inventory	209	—	—	—
Increase in prepaids and other	(27)	(30)	(125)	(28)
(Decrease) increase in accounts payable	(354)	21	(25)	54
(Decrease) increase in accrued liabilities	(1,642)	674	49	(195)
Increase in deferred income taxes	—	—	2,806	—
(Decrease) increase in other liabilities and
other noncash items	(206)	33	(54)	246

Net cash provided by (used in) continuing
operating activities	342	1,862	(8,921)	(2,220)
Net cash (used in) provided by discontinued
operating activities	(3,946)	(469)	59,757	1,281

Net cash (used in) provided by operating
activities	(3,604)	1,393	50,836	(939)

Cash flows from investing activities:
Purchases of property and equipment	(616)	(185)	(50)	(8)
Investments in available-for-sale securities	(16,500)	—	—	—
Proceeds from sale of available-for-sale securities	17,265	—	—	—
Proceeds from disposal of operating companies	—	52,500	—	—
Purchase of FIData, Inc., net of cash acquired	—	—	(4,264)	—
Investment in consolidated affiliate	1,380	—	—	—
Investments in affiliates	(23,549)	—	(45,580)	(1,339)
Other investing activities	(21)	(220)	(327)	(129)

Net cash (used in) provided by investing activities	(22,041)	52,095	(50,221)	(1,476)

Cash flows from financing activities:
Proceeds from issuance of common stock	14	—	891	2,654
Minority interest in consolidated affiliate	(649)	—	—	—
Repayments on revolving credit line	(235)	—	—	—
Purchases of treasury stock	(1,314)	(16,854)	(1,901)	—

Net cash (used in) provided by financing activities	(2,184)	(16,854)	(1,010)	2,654

Net (decrease) increase in cash and cash equivalents	(27,829)	36,634	(395)	239

Cash and cash equivalents, beginning of period	36,478	(156)	239	—

Cash and cash equivalents, end of period	$8,649	$36,478	$(156)	$239

The accompanying notes are an integral part of these consolidated financial statements. 37

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000 and September 30, 2000 and 1999

Note 1. Business Activity

     New Century Equity Holdings Corp. (“NCEH”), formerly known as Billing Concepts Corp. (“BCC”), was incorporated in the state of Delaware in 1996. BCC was previously a wholly owned subsidiary of U.S. Long Distance Corp. (“USLD”) that, upon its spin-off from USLD, became an independent, publicly held company. NCEH and its subsidiaries (collectively, the “Company”) is a holding company focused on high-growth, technology-based companies and investments. Through its former wholly owned subsidiary, FIData, Inc. (“FIData”), the Company provided Internet-based automated loan approval products to the financial services industries. The Company’s consolidated affiliate Tanisys Technology, Inc. (“Tanisys”), of which the Company owns approximately 35.2%, designs, manufactures and markets production level automated test equipment for a variety of semiconductor memory technologies (see Note 3). Through its telecommunication companies (“Transaction Processing”), the Company provided billing clearinghouse and information management services in the United States to the telecommunications industry. Through its subsidiary Aptis, Inc. (“Software”), the Company developed, licensed and supported convergent billing systems for telecommunications and Internet service providers and provided direct billing outsourcing services.

     In October 2000, the Company completed the sale of the Transaction Processing and Software operations to Platinum Equity Holdings (“Platinum”) of Los Angeles, California (the “Transaction”). Total consideration consisted of $49.7 million in cash and a royalty, assuming achievement of certain revenue targets associated with the divested divisions, of up to $20.0 million. At this time, management does not believe it is probable that the portion of the royalty related to the LEC Billing division of $10.0 million will be earned. Management cannot assess the probability of the divested Aptis and OSC divisions achieving the revenue targets necessary to generate the remaining $10.0 million in royalty payments to the Company. In addition, the Company will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction. The Company has received payments of $4.4 million for consulting services through December 31, 2001, which are included in other income (expense) as consulting income. All financial information presented has been restated to reflect the Transaction Processing and Software divisions as discontinued operations in accordance with Accounting Principles Board No. 30.

     In December 2000, the Board of Directors approved a change in the fiscal year end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 2001. The quarter ended December 31, 2000, represents the three-month transition period between fiscal years 2001 and 2000.

     In October 2001, the Company announced the merger of FIData into Microbilt Corporation (“Microbilt”), of Kennesaw, Georgia. In exchange for 100% of the stock of FIData, the Company received a 9% equity interest in Microbilt (see Note 3).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company is deemed to have control for accounting purposes. The Company’s investments in the capital stock of Princeton eCom Corporation (“Princeton”) and Coreintellect, Inc. (“Coreintellect”) are accounted for using the equity method of accounting. The Company’s investments in the capital stock of Microbilt and Sharps Compliance Corp. (“Sharps”) are accounted for under the cost method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be classified as cash and cash equivalents. The estimated fair values of the Company’s cash and cash equivalents and all other financial instruments have been determined using appropriate valuation methodologies and approximate their related carrying values.

Inventory

     Tanisys’ inventory is valued at standard cost which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Inventory costs include direct materials and certain indirect manufacturing overhead expenses. Tanisys’ policy concerning inventory impairment charges is to establish a new, reduced cost basis for the affected inventory that remains until the inventory is sold or disposed. Only additional impairment charges could affect the cost basis. If subsequent to the date of impairment, it is determined that the impairment charges are recoverable, Tanisys does not increase the carrying costs of the affected inventory and corresponding income.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Upon disposition, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in other income (expense) for that period. Expenditures for maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Other Assets

     Other assets primarily include goodwill and other intangibles related to the acquisition of FIData, which were being amortized over a five-year period (see Note 5).

Treasury Stock

     During the year ended September 30, 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company may purchase an aggregate $25.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The Company records repurchased common stock at cost (see Note 11).

Revenue Recognition

     The Company recognized FIData’s transaction processing revenue when loans were processed. Implementation and customer service revenue was recognized when an agreement was in place, services had been rendered, the cost of services performed were determinable and collectibility was reasonably assured.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Tanisys recognizes revenue when persuasive evidence of an arrangement exists, such as a purchase order; the related products are shipped to the purchaser, typically freight on board shipping point or at the time the services are rendered; the price is fixed or determinable; and collectibility is reasonably assured. Tanisys warrants products against defects and accrues the cost of warranting these products as the items are shipped. Tanisys’ sales to distribution partners are recognized as revenue upon the shipment of products because the distribution partners, like Tanisys’ other customers, have issued purchase orders with fixed pricing and are obligated to pay the Company.

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

Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was as follows (in thousands):

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2001	2000	2000	1999

Net loss from continuing operations	$(38,426)	$(5,086)	$(26,579)	$(5,224)
Dividend and amortization of the value
of the beneficial on
stock issued by consolidated affiliate	(1,508)	—	—	—
Minority interest in consolidated
affiliate	1,508	—	—	—

Net loss applicable to common
stockholders	$(38,426)	$(5,086)	$(26,579)	$(5,224)

Net Loss per Common Share

     Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, established standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. As the Company had a net loss from continuing operations for the year ended December 31, 2001, the transition quarter ended December 31, 2000 and the years ended September 30, 2000 and 1999, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, which addresses the initial recognition of goodwill and other intangible assets acquired in a business combination and requires that all future business combinations be accounted for under the purchase method of accounting. In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets. In accordance with these statements, goodwill and certain intangible assets will no longer be amortized, but will be subject to at least an annual assessment of impairment. The Company adopted these statements on a prospective basis on January 1, 2002, although certain provisions of these statements have been applied to business combinations completed after June 30, 2001. Management does not believe the adoption of these statements will have an adverse impact on the financial statements of the Company in 2002 relative to business combinations completed before June 30, 2001.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires among other items, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element must be expensed using a systematic and rational method over its useful life. Management does not believe the adoption of SFAS No. 143 will have an adverse impact on the financial statements of the Company in 2002.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires, among other items, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. Management does not believe the adoption of SFAS No. 144 will have an adverse impact on the financial statements of the Company in 2002.

Statements of Cash Flow

     Cash payments and non-cash activities during the periods indicated were as follows:

	Year Ended	Quarter Ended	Year Ended
	December 31,		September 30,
	2001	2000	2000	1999

(in thousands)
Cash payments for income taxes	$500	$—	$2,000	$11,694
Noncash investing and financing activities:
Tax benefit recognized in connection with stock option
exercises	—	—	37	1,089
Assets (disposed of) acquired in connection with FIData
(disposition) acquisition	(711)	—	4,966	—
Liabilities disposed of (acquired in) connection with FIData
disposition (acquisition)	355	—	(85)	—
Common stock issued in connection with FIData acquisition	—	—	4,881	—

Note 3. Acquisitions and Investments

Princeton

     The Company made its initial investment in Princeton during the year ended September 30, 1998. Princeton is a privately held company located in Princeton, New Jersey, specializing in electronic bill presentment and payment solutions utilizing the Internet and telephone. The Company accounts for its investment in Princeton under the equity method of accounting.

     In September 1998, the Company acquired 22% of the capital stock of Princeton for $10.0 million. During fiscal year 1999, the Company acquired additional shares of Princeton stock, increasing the Company’s ownership percentage to approximately 24% at September 30, 1999.

     In March 2000, the Company invested an additional $33.5 million equity investment, consisting of $27.0 million of convertible preferred stock and $6.5 million of common stock. In connection with this investment, the Company expensed $2.5 million of in-process research and development costs. In June 2000, under the terms of a Convertible Promissory Note, the Company advanced $5.0 million to Princeton. During the quarter ended September 30, 2000, the Convertible Promissory Note was converted into shares of Princeton preferred stock. The Company’s ownership percentage in Princeton as of September 30, 2000, was approximately 42.5% (see Note 18). The Company’s ownership percentage is based upon its voting interest in Princeton.

     In connection with the $33.5 million investment in Princeton, the Company acquired certain intangible assets, including goodwill and in-process research and development. In connection with the investment, the Company expensed approximately $2.5 million of its investment in Princeton as in-process research and development. In performing this allocation, the Company considered Princeton’s research and development projects in process at the date of acquisition, among other factors such as the stage of development of the technology at the time of investment, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project is expected to be in line with historical industry accepted pricing. Due to the technological and economic risks associated with the developmental projects, a discount rate of 25% was used to discount cash flows from the in-process projects for Princeton. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the timing of completion and revenues attributable to each project.

     In April 2001, the Company contributed $15.0 million in an aggregate $22.5 million private convertible debt financing for Princeton. In exchange, the Company received $15.0 million of convertible promissory notes. In addition to the convertible debt, the Company also received warrants to purchase shares of Princeton’s convertible preferred stock.

     In November 2001, the Company advanced $1.8 million, of an aggregate $3.1 million, to Princeton under the terms of a secured debt financing. Under the terms of the debt financing with Princeton, the Company received a convertible promissory note secured by certain data center assets of Princeton. The note accrued interest at a rate per annum of 15% and the principal with accrued interest was payable in November 2002. Notwithstanding the terms set forth above, upon the occurrence of a qualifying change of control or equity financing of Princeton, the rate of interest under the note increased to a rate per annum equal to 50%, which shall be prepaid upon such event. If such payment was made, no additional interest would be payable.

     In December 2001, in conjunction with a recapitalization of the capital structure of Princeton, the Company invested $6.0 million, of an aggregate $8.5 million, in the preferred stock of Princeton through a private equity financing. In addition, the convertible promissory notes issued in April and November 2001, plus accrued interest, were converted into equity. The Company’s ownership percentage of the outstanding shares of Princeton as of December 31, 2001, was approximately 57.4%. The Company’s ownership percentage is based upon its voting interest in Princeton. The Company’s fully diluted ownership percentage of Princeton was approximately 49.0%. Although the Company’s ownership percentage is greater than 50%, the Company does not consolidate the financial statements of Princeton as the Company is not deemed to have control of Princeton. See Note 22.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FIData/Microbilt

     In November 1999, the Company completed the acquisition of FIData, a company located in Austin, Texas that provided Internet-based automated loan approval products to the financial services industries. Total consideration for the acquisition was approximately $4.2 million in cash and debt assumption and 1.1 million shares of the Company’s common stock. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company’s consolidated financial statements and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss per common share since the date of acquisition. Approximately $7.4 million was recorded as goodwill and other intangibles and is included in other assets. During the quarter ended December 31, 1999, the Company expensed $1.7 million of in-process research and development acquired in connection with this acquisition.

     In connection with the acquisition of FIData, the Company acquired certain intangible assets, including goodwill and in-process research and development. In connection with the purchase, the Company expensed approximately $1.7 million of the purchase price of FIData as in-process research and development. In performing this allocation, the Company considered FIData’s research and development projects in process at the date of acquisition, among other factors such as the stage of development of the technology at the time of investment, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

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

     Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project is expected to be in line with historical industry accepted pricing. Due to the technological and economic risks associated with the developmental projects, a discount rate of 35% was used to discount cash flows from the in-process projects for FIData. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the timing of completion and revenues attributable to each project.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In October 2001, the Company completed the merger of FIData into privately held Microbilt of Kennesaw, Georgia. Microbilt provides credit bureau data access and retrieval to the financial, healthcare, leasing, insurance, law enforcement, educational and utilities industries. In exchange for 100% of the stock of FIData, the Company received a 9% equity interest in Microbilt. The Company has valued, for accounting purposes, its investment in Microbilt to be approximately $0.4 million. In addition, the Company is entitled to appoint one member of Microbilt’s Board of Directors. The Company accounts for its investment in Microbilt under the cost method of accounting.

Tanisys

     In August 2001, the Company entered into a Series A Preferred Stock Purchase Agreement (“Purchase Agreement”) with Tanisys to purchase 1,060,000 shares of Tanisys’ Series A Preferred Stock for $1,060,000, in an aggregate $2,575,000 financing. Each share of Series A Preferred Stock is initially convertible into 33.334 shares of Tanisys’ common stock. The Company’s ownership percentage of the outstanding shares of Tanisys as of December 31, 2001, was approximately 35.2%. The Company’s ownership percentage is based upon its voting interest in Tanisys.

     In connection with the Purchase Agreement, Tanisys will make payments to the holders of the Series A Preferred Stock, to the extent its cash flow meets certain levels, until the holders have received the amount of their investment in the Series A Preferred Stock. At the sole option of the Company, these payments may be converted into additional shares of Series A Preferred Stock, in lieu of cash, to be delivered to the holders of the Series A Preferred Stock. Tanisys has agreed to issue additional shares of Series A Preferred Stock, equal to 50% of the then fully diluted common stock, to the holders of the Series A Preferred Stock if Tanisys fails to return the amount of their investment, plus cumulative dividends at the rate of 15% annually, by July 15, 2003. At the sole option of the Company, dividend payments may be converted into additional shares of Series A Preferred Stock, in lieu of cash, to be delivered to the holders of Series A Preferred Stock. Tanisys also agreed to issue, at up to six different times, additional shares of Series A Preferred Stock to the holders of the Series A Preferred Stock equal to 25% of the then fully diluted common stock, if Tanisys fails to meet any of certain financial requirements for six periods of time, beginning with the quarters ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003 and December 31, 2003. Each failure to meet any one of the several financial requirements in any of the six periods will result in Tanisys being required to issue additional shares of Series A Preferred Stock, for no additional consideration, to the holders of the Series A Preferred Stock. Tanisys failed to meet the financial requirements for the quarters ended September 30, 2001 and December 31, 2001, resulting in the issuance of 999,051 and 1,340,510 additional shares, respectively, of Series A Preferred Stock to the holders of the Series A Preferred Stock.

     For accounting purposes, the Company is deemed to have control of Tanisys and therefore, must consolidate the financial statements of Tanisys. The Company consolidates the financial statements of Tanisys on a three-month lag, as the Company has a different year-end than Tanisys. Tanisys’ balance sheet as of September 30, 2001, has been consolidated with the Company’s balance sheet as of December 31, 2001. The statement of operations of Tanisys from the purchase date to September 30, 2001, has been consolidated with the Company’s statement of operations for the year ended December 31, 2001.

Sharps

     In October 2001, the Company participated in a private placement financing with publicly traded Sharps. Sharps, a Houston, Texas-based company, provides cost-effective logistical and training solutions for the hospitality and healthcare industries. The Company purchased 700,000 shares of Sharps’ common stock for $770,000, of an aggregate $1.2 million financing. Through the 700,000 shares of common stock, the Company owns approximately 7.1% of the voting securities of Sharps. The Company accounts for its ownership interest in Sharps under the cost method of accounting.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Coreintellect

     In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in Coreintellect, a Dallas, Texas-based company that develops and markets Internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. In connection with this investment, the Company expensed $2.5 million of in-process research and development costs acquired.

     As of December 31, 2001, the Company’s investment in Coreintellect was $0, having been reduced by the Company’s portion of Coreintellect’s net losses. Coreintellect is currently negotiating the sale of its technology assets in a private transaction. Management does not anticipate its portion of the proceeds to be material.

     In connection with the investment in Coreintellect, the Company acquired certain intangible assets, including goodwill and in-process research and development. In connection with this allocation, the Company expensed approximately $2.5 million of its equity investment in Coreintellect as in-process research and development. In performing these allocations, the Company considered Coreintellect’s research and development projects in process at the date of acquisition, among other factors such as the stage of development of the technology at the time of investment, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

     The in-process research and development purchase from Coreintellect focused on next generation Internet-based acquisition, classification, retention and dissemination of business-critical knowledge and information. Due to their specialized nature, the in-process research and development projects had no alternative future use, either for re-deployment elsewhere in the business or in liquidation, in the event the projects failed.

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

     Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project is expected to be in line with historical industry accepted pricing. Due to the technological and economic risks associated with the developmental projects, a discount rate of 40% was used to discount cash flows from the in-process projects for Coreintellect. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the timing of completion and revenues attributable to each project.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Tanisys’ Financial Statements

     In August 2001, the Company invested $1,060,000 in Tanisys (see Note 3). For accounting purposes, the Company consolidates Tanisys into the financial statements of the Company under the purchase method of accounting. As the Company consolidates Tanisys on a three-month lag, Tanisys’ balance sheet as of September 30, 2001, including adjustments made under the purchase method of accounting, has been consolidated in the Company’s balance sheet as of December 31, 2001. Tanisys’ balance sheet consolidated herein is as follows (in thousands):

Cash and cash equivalents	$1,370
Accounts receivable, net of accumulated
depreciation of $119	601
Inventory: Raw materials Work in process Finished goods	721 36 285

Total inventory	1,042
Prepaids and other	140

Total current assets	3,153
Property and equipment	379
Accumulated depreciation	(15)

Net property and equipment	364
Other assets, net of accumulated amortization
of $2	148

Total assets	$3,665

Accounts payable	$502
Accrued liabilities	601
Revolving credit note	88

Total current liabilities	1,191
Other liabilities	77
Long-term debt to minority stockholders, net of
discount	207

Total liabilities	$1,475

Minority interest in consolidated affiliate	$1,228
Retained deficit	$(98)

     Tanisys’ statement of operations from the purchase date through September 30, 2001, has been consolidated in the Company’s statement of operations for the year ended December 31, 2001. Tanisys’ statement of operations consolidated herein is as follows (in thousands):

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating revenues	$686
Cost of revenues	367

Gross profit	319
Selling, general and administrative expenses	378
Research and development expenses	411
Depreciation and amortization expenses	16

Loss from continuing operations	(486)
Other income (expense):
Interest income	2
Interest expense	(110)
Other, net	(23)
Minority interest in consolidated affiliate	519

Total other income, net	388

Loss from continuing operations before income
tax benefit	$(98)

Net loss from continuing operations	$(98)
Dividend and amortization of the value of the
beneficial conversion feature on stock issued by
consolidated affiliate	(1,508)
Minority interest in consolidated affiliate	1,508

Net loss applicable to common stockholders	$(98)

Revolving credit note

     Tanisys entered into an Accounts Receivable Financing Agreement (“Debt Agreement”) with Silicon Valley Bank (“Silicon”) on May 30, 2001, to fund accounts receivable and provide working capital up to a maximum of $2.5 million. As of September 30, 2001, Tanisys owed $88,000 under the Debt Agreement. The applicable interest rate is prime plus 1.5%, decreasing to 1.0% if Tanisys meets 90% of its planned revenue. Tanisys failed to meet the financial covenants under the Debt Agreement as of September 30 and December 31, 2001, but received a waiver of the covenants from Silicon. In addition, Tanisys does not believe it will be able to meet the financial covenants for the quarter ended March 31, 2002 due to current economic conditions. However, Tanisys believes that Silicon will continue to provide financing of Tanisys’ accounts receivable, although the terms of the financing may be less favorable.

Long-term debt to minority stockholders, net of discount

     In connection with the Purchase Agreement, Tanisys will make payments to the holders of the Series A Preferred Stock, to the extent its cash flow meets certain levels, until the holders have received the amount of their investment in the Series A Preferred Stock. The liability was recorded at a fair market value of $0.2 million in the consolidated financial statements and will be accreted up to $1.6 million through July 2003 using the effective interest method. The accretion of the discount will be recorded as interest expense and allocated to the minority interest in consolidated affiliate.

Beneficial conversion feature

     The beneficial conversion feature for the convertible Series A Preferred Stock, in the amount of $4.5 million is limited to the proceeds allocated to the Series A Preferred Stock of $1.5 million. Due to the Series A Preferred Stock being immediately convertible, the $1.5 million has been recorded as a dividend and allocated to the minority interest in consolidated affiliate.

No Assurance of Operating Results

     In general, Tanisys has no firm long-term volume commitments from its customers and typically enters into individual purchase orders. Customer purchase orders are subject to change, cancellation or delay with little or no consequence to the customer. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Tanisys’ business, financial condition and results of operations will depend significantly on its ability to obtain purchase orders from existing and new customers, upon the financial condition and success of its customers, the success of customers’ products, the semiconductor market and the overall economy. Factors affecting the industries of Tanisys’ major customers could have a material adverse effect on the business, financial condition and results of operations of Tanisys.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other Assets

Other assets is comprised of the following (in thousands):

	December 31,		September 30,
	2001	2000	2000

Goodwill-FIData, net of accumulated amortization
of $0, $1,717 and $1,348, respectively	$—	$5,652	$6,016
Executive deferred compensation assets	638	670	569
Other non-current assets, net of accumulated
amortization of $2, $0 and $0, respectively	200	453	199

Total other assets	$838	$6,775	$6,784

Note 6. Investments in Affiliates

Investments in affiliates is comprised of the following (in thousands):

	December 31,		September 30,
	2001	2000	2000

Investment in Princeton:
Cash investments	$73,697	$50,919	$50,919
In-process research and development costs	(4,465)	(4,465)	(4,465)
Amortization and equity loss pick-up	(41,372)	(15,435)	(11,545)
Impairment of investment in Princeton	(1,777)	—	—
Other	(805)	(342)	(244)

Net investment in Princeton	25,278	30,677	34,665

Investment in Coreintellect:
Cash investment	6,000	6,000	6,000
In-process research and development costs	(2,500)	(2,500)	(2,500)
Amortization and equity loss pick-up	(3,556)	(663)	(333)
Other	56	5	—

Net investment in Coreintellect	—	2,842	3,167

Investment in Sharps:
Cash investment	770	—	—
Other	2	—	—

Net investment in Sharps	772	—	—

Investment in Microbilt:
Equity investments	348	—	—
Other	6	—	—

Net investment in Microbilt	354	—	—

Total investments in affiliates	$26,404	$33,519	$37,832

48

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes

The income tax benefit is comprised of the following (in thousands):

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2001	2000	2000	1999

Current:
Federal	$776	$266	$4,460	$1,898
State	44	15	255	108

Total	$820	$281	$4,715	$2,006

     The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax benefit. The reasons for these differences were as follows (in thousands):

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2001	2000	2000	1999

Computed income tax benefit at
statutory rate	$13,736	$1,878	$10,953	$2,531
(Decrease) increase in taxes resulting from:
Nondeductible in-process research
and development expenses	—	—	(2,333)	—
Nondeductible losses in affiliates	(10,712)	(1,477)	(3,524)	(633)
Nondeductible goodwill amortization
and impairment	(2,116)	(129)	(471)	—
State income taxes, net of federal
benefit	45	14	255	108
Other, net	(133)	(5)	(165)	—

Income tax benefit	$820	$281	$4,715	$2,006

The tax effect of significant temporary differences, which comprise the deferred tax liability, is as follows:

	December 31,		September 30,
	2001	2000	2000

Deferred tax asset:
Net loss carryforward	$1,281	$2,542	$2,823
Valuation allowance	(1,281)	(2,542)	—
Deferred tax liability:
Estimated tax liability	(174)	(2,525)	(5,629)

Net deferred tax liability	$(174)	$(2,525)	$(2,806)

     As of December 31, 2001, the Company has a federal tax loss carryforward of $3.7 million, which expires in 2019. Realization of the Company’s carryforward is dependent on future taxable income. The Company cannot assess at this time whether or not the carryforward will be realized, therefore a valuation allowance has been recorded as shown above.

Note 8. Debt

     In December 1996, the Company secured a $50.0 million revolving line of credit facility with certain lenders primarily for use of its LEC Billing division to draw upon to advance funds to its billing customers prior to the collection of the funds from the local exchange carriers. This credit facility terminated on March 20, 2000. The Company currently does not have a need for a line of credit due to its cash resources on hand.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Leases

     The Company leases certain equipment and office space under operating leases. Rental expense was $311,000 for the year ended December 31, 2001, $159,000 for the transition quarter ended December 31, 2000, $3,000 for the year ended September 30, 2000 and $0 for the year ended September 30, 1999. Future minimum lease payments under non-cancelable operating leases as of December 31, 2001 are $210,000 for the year ended December 31, 2002, $164,000 for the year ended December 31, 2003, $13,000 for the year ended December 31, 2004 and $0 for all years thereafter. Subsequent to December 31, 2001, the Company entered into a sublease agreement for approximately 3,000 square feet of its office space. Under this sublease agreement, the Company’s future minimum lease payments will be reduced by approximately $40,000 for the year ended December 31, 2002, $44,000 for the year ended December 31, 2003 and $4,000 for the year ended December 31, 2004.

Note 10. Share Capital

     On July 10, 1996, the Company, upon authorization of the Board of Directors, adopted a Shareholder Rights Plan (“Rights Plan”) and declared a dividend of one preferred share purchase right on each share of its outstanding common stock. The rights will become exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. These rights, which expire on July 10, 2006, entitle stockholders to buy one ten-thousandth of a share of a new series of participating preferred shares at a purchase price of $130 per one ten-thousandth of a preferred share. The Rights Plan was designed to ensure that stockholders receive fair and equal treatment in the event of any proposed takeover of the Company.

     No cash dividends were paid on the Company’s common stock during the year ended December 31, 2001, the transition quarter ended December 31, 2000 or the years ended September 30, 2000 and 1999.

Note 11. Treasury Stock

     During the year ended September 30, 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company can purchase an aggregate $25.0 million of the Company’s common stock in the open market or in privately negotiated transactions. During the year ended December 31, 2001, the Company purchased $1.3 million, or 1,437,700 shares, of treasury stock. During the transition quarter ended December 31, 2000, the Company purchased $16.9 million, or 6,349,600 shares, of treasury stock. During the year ended September 30, 2000, the Company purchased $1.9 million, or 504,800 shares, of treasury stock. As of December 31, 2001, the Company had purchased an aggregate $20.1 million, or 8.3 million shares, of treasury stock under this program. The Company cancelled all treasury stock outstanding under this program during the year ended December 31, 2001.

Note 12. Stock Options and Stock Purchase Warrants

     The Company has adopted the NCEH 1996 Employee Comprehensive Stock Plan (“Comprehensive Plan”) and the NCEH 1996 Non-Employee Director Plan (“Director Plan”) under which officers and employees, and non-employee directors, respectively, of the Company and its affiliates are eligible to receive stock option grants. Employees of the Company are also eligible to receive restricted stock grants under the Comprehensive Plan. The Company has reserved 14.5 million and 1.3 million shares of its common stock for issuance pursuant to the Comprehensive Plan and the Director Plan, respectively. Under each plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant under the Comprehensive Plan and five and seven years for automatic and discretionary grants, respectively, under the Director Plan.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     For those employees who became Platinum employees in connection with the Transaction, the Company offered two elections to amend their options. Under the first election, as long as the employee did not voluntarily terminate employment with Platinum within six months of the date of the Transaction, all vested options at the time of the Transaction remain exercisable for eighteen months subsequent to the Transaction. All unvested options at the time of the Transaction vested six months subsequent to the Transaction and shall remain exercisable for twelve months from such vesting date. In April 2002, 2,143,091 options will expire for those Platinum employees who selected the first election. Under the second election, as long as the employee remains a Platinum employee, their options continue to vest according to their vesting schedule and remain exercisable through the expiration date as defined in the respective agreement. The compensation expense related to the amendment of the vesting periods was minimal.

     Option activity for the year ended December 31, 2001, the transition quarter ended December 31, 2000 and the years ended September 30, 2000 and 1999 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, September 30, 1998	5,999,674	$11.46
Granted	3,069,139	$6.18
Canceled	(620,001)	$15.72
Exercised	(467,643)	$10.33

Outstanding, September 30, 1999	7,981,169	$9.53
Granted	1,646,780	$4.40
Canceled	(1,177,435)	$8.21
Exercised	(54,495)	$4.07

Outstanding, September 30, 2000	8,396,019	$8.74
Granted	828,500	$2.11
Canceled	(292,920)	$7.80

Outstanding, December 31, 2000	8,931,599	$8.16
Granted	1,852,333	$0.57
Canceled	(2,117,518)	$8.64
Exercised	(4,278)	$1.98

Outstanding, December 31, 2001	8,662,136	$6.42

     At December 31, 2001 and 2000 and September 30, 2000 and 1999, stock options to purchase an aggregate of 6,820,182, 5,664,479, 5,456,155 and 3,273,766 shares were exercisable and had weighted average exercise prices of $7.78, $9.79, $10.15 and $10.89 per share, respectively.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options outstanding and exercisable at December 31, 2001, were as follows:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Remaining Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price

$ 0.42 - $ 1.98	1,785,002	6.8	$ 0.52	497,755	$ 0.53
$ 2.00 - $ 3.31	1,245,442	4.6	$ 2.53	936,443	$ 2.67
$ 4.25 - $ 6.88	2,231,511	2.8	$ 4.61	2,007,761	$ 4.62
$ 8.06 - $ 9.97	1,660,181	1.5	$ 8.43	1,638,223	$ 8.43
$10.19 - $29.00	1,740,000	1.8	$15.65	1,740,000	$15.65

	8,662,136	3.4	$ 6.42	6,820,182	$ 7.78

     The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” but has elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans as allowed under SFAS No. 123. Accordingly, the Company has not recognized compensation expense for stock options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. During the year ended December 31, 2001, the transition quarter ended December 31, 2000 and the years ended September 30, 2000 and 1999, the Company recognized $0, $0, $240,000 and $255,000, respectively, of compensation expense for options granted below the market price of the underlying stock on such measurement date. In addition, in accordance with the provisions of APB Opinion No. 25, the Company has not recognized compensation expense for employee stock purchased under the NCEH Employee Stock Purchase Plan (“ESPP”).

     Had compensation expense for the Company’s stock options granted and ESPP purchases during the year ended December 31, 2001, the transition quarter ended December 31, 2000 and the years ended September 30, 2000 and 1999 been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, pro forma net (loss) income and net (loss) income per common share would have been as follows (in thousands, except per share data):

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2001	2000	2000	1999

Pro forma net (loss) income	$(40,681)	$(6,552)	$(47,128)	$12,146
Pro forma net (loss) income per
common share - basic and diluted	$(1.17)	$(0.17)	$(1.18)	$0.33

The fair value for these options was estimated at the respective grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2001	2000	2000	1999
Expected volatility	95.08%	95.08%	77.00%	66.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	2.5	2.5	2.5	2.5
Risk-free interest rate	3.16%	5.98%	5.95%	5.35%

52

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The weighted average fair value and weighted average exercise price of options granted where the exercise price was equal to the market price of the underlying stock at the grant date were $0.30 and $0.57 for the year ended December 31, 2001, $1.26 and $2.06 for the transition quarter ended December 31, 2000, $2.58 and $4.09 for the year ended September 30, 2000 and $3.56 and $6.18 for the year ended September 30, 1999, respectively. For purposes of the pro forma disclosures, the estimated fair value of options is amortized to pro forma compensation expense over the options’ vesting periods.

Note 13. Benefit Plans

     In November 2000, the Company established the NCEH 401(k) Plan (the “Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least 21 years of age and who have completed one-half year of service are eligible to participate in the Plan. The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company will match a participant’s salary deferral, up to 5% of a participant’s compensation. The Company may make additional discretionary contributions. No discretionary contributions were made during the year ended December 31, 2001 or the transition quarter ended December 31, 2000. The Company’s matching contributions to this plan totaled approximately $66,000 and $17,000 for the year ended December 31, 2001 and the transition quarter ended December 31, 2000, respectively.

     Prior to November 2000, the Company had established the BCC 401(k) Retirement Plan (the “Retirement Plan”). The Retirement Plan was assumed by Platinum in connection with the Transaction (see Note 21).

Note 14. Impairment

     During the year ended December 31, 2001, the Company evaluated the long-lived assets of FIData for impairment in accordance with SFAS No. 121. The Company compared the net realizable value of the long-lived assets of FIData against the carrying value of those assets to determine the impairment write-down. The Company recorded a $5.0 million impairment, which consisted of $4.5 million related to goodwill (carrying value prior to write-down was $4.5 million) and $0.5 million related to capitalized software (carrying value prior to write-down was $0.8 million). This impairment is included in loss from continuing operations as goodwill impairment.

     During the year ended December 31, 2001, the Company evaluated its investment in Princeton for impairment in accordance with SFAS No. 121. The Company compared the net realizable value of its investment in Princeton against the carrying value of the investment to determine the impairment write-down. The Company recorded a $1.8 million impairment write-down, which is included in other income (expense) as impairment of investments in affiliates.

Note 15. Special Charges

     During the year ended September 30, 2000, the Company recognized special charges in the amount of $2.2 million. The special charges related primarily to the $1.7 million of in-process research and development expenses acquired in connection with the acquisition of FIData (see Note 3).

Note 16. Realized Gains on Available-for-Sale Securities

     In January 2001, the Company invested $15.0 million in a portfolio of fixed income securities. The Company classified these investments as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The maturities of these investments ranged from two to five years. The Company sold $1.0 million and $0.5 million of the investments in April and May 2001, respectively. In June 2001, the Company re-invested the $1.5 million in the investments, for a net investment of $15.0 million. In September 2001, the Company sold the $15.0 million investment due to changes in the market conditions of fixed income securities. The Company realized a $0.6 million gain on the sale of these securities. The Company invested the proceeds from the sale into short-term securities.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies

     A lawsuit was filed on December 31, 1998, in the United States District Court in San Antonio, Texas by an alleged stockholder of the Company against the Company and various of its officers and directors, alleging unspecified damages as a result of alleged false statements in various press releases prior to November 19, 1998. In September 1999, the United States District Court for the Western District of Texas entered an order and judgment dismissing the plaintiff’s lawsuit. The plaintiff noticed an appeal of that decision on September 29, 1999. In November 2000, the United States Court of Appeals for the Fifth Circuit dismissed the appeal pursuant to a stipulation of the parties and settlement.

     As previously disclosed, the Company has been engaged in discussion with the staff of the Federal Trade Commission’s (“FTC”) Bureau of Consumer Protection regarding a proposed complaint by the FTC alleging potential liability arising primarily from the alleged cramming of charges for non-regulated telecommunication services by certain of the Company’s customers. Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize. These allegations related to business conducted by the subsidiaries sold by the Company on October 23, 2000. In August 2001, the Company reached a settlement with the FTC, which included a payment to the FTC of $350,000. This settlement fully resolves all issues related to the FTC’s inquiry.

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

Note 18. Summarized Financial Information for Unconsolidated Subsidiary

     The Company accounts for its investment in Princeton under the equity method. The Company’s ownership percentage in Princeton was 57.4%, 42.4% and 42.5% as of December 31, 2001, December 31, 2000 and September 30, 2000, respectively. As the Company records the equity in net loss of Princeton on a three-month lag, the unaudited summarized financial information for Princeton as of September 30, 2001 is presented in the table below (in thousands).

	September 30,		June 30,
	2001	2000	2000
Current assets	$20,496	$38,703	$14,676
Non-current assets	21,175	12,894	11,944
Current liabilities	44,794	15,660	12,626
Non-current liabilities	408	185	2,282
Manditorily redeemable convertible
preferred stock	65,645	57,313	—

54

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Quarter Ended	Year Ended
	September 30,		June 30,
	2001	2000	2000
Total revenues	$19,920	$3,807	$8,078
Gross profit	3,442	1,745	1,980
Loss from operations	(42,501)	(6,960)	(20,143)
Net loss	(59,435)	(6,888)	(20,097)

     The loss from operations of $42.5 million for the year ended September 30, 2001, includes impairment charges totaling $13.3 million. Approximately $10.7 million of the impairment charges relate to the impairment of the long-lived assets acquired through the Quicken Bill Manager acquisition (see further discussion below). The impairment of the long-lived assets was measured by Princeton due to factors including accumulated costs significantly in excess of the amount originally expected, a significant current period operating and cash flow loss and a projection that demonstrated continuing losses associated with these assets. The additional impairment charges of $2.6 million relate to capitalized software license fees used by Princeton to generate revenues from multiple customers. The solutions to generate these revenues were no longer being utilized by Princeton’s customers and therefore the assets were impaired. Princeton’s complete audited financial statements as of December 31, 2001, are filed as an exhibit to this Form 10-K.

     In May 2001, Princeton announced its acquisition of Quicken Bill Manager from Intuit Inc. (“Intuit”). Quicken Bill Manager provides online bill presentment and payment services by processing payments for customers utilizing Intuit’s Quicken personal financial management software. Under the terms of the acquisition agreement, Princeton acquired the assets of Intuit’s Quicken Bill Manager through the purchase of certain technologies from Intuit and all of the outstanding shares of Venture Finance Services Corp., a wholly owned subsidiary of Intuit.

     The pro forma adjustments to the Company’s financial statements relate to the additional equity in net loss of affiliates the Company would have recorded had Princeton acquired Quicken Bill Manager at the beginning of the period presented. The following pro forma financial information for the Company is provided for the year ended September 30, 2000, the transition quarter ended December 31, 2000 and the year ended December 31, 2001, based upon the assumption that Princeton had acquired Quicken Bill Manager as of October 1, 1999.

     For the year ended September 30, 2000, the Company recorded equity in net loss of affiliates of $10.1 million, loss from continuing operations before income tax benefit of $31.3 million, net loss from continuing operations of $26.6 million and net loss of $42.4 million. The basic and diluted net loss from continuing operations per share and the net loss per share were $0.67 and $1.06, respectively. Had the Transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of affiliates of $15.0 million. Including the pro forma adjustment, the Company would have recorded total equity in net loss of affiliates of $25.1 million, loss from continuing operations before income tax benefit of $46.3 million, net loss from continuing operations of $41.6 million and net loss of $57.4 million. The basic and diluted net loss from continuing operations per share and the net loss per share would have been $1.05 and $1.44, respectively. The pro forma adjustment decreases the balance of investments in affiliates from $37.8 million to $22.8 million as of September 30, 2000.

     For the transition quarter ended December 31, 2000, the Company recorded equity in net loss of affiliates of $4.2 million, loss from operations before income tax benefit of $5.4 million and net loss of $5.1 million. The basic and diluted net loss per share was $0.13. Had the transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of affiliates of $5.5 million. Including the pro forma adjustment, the Company would have recorded total equity in net loss of affiliates of $9.7 million, loss from operations before income tax benefit of $10.9 million and net loss of $10.6 million. The basic and diluted net loss per share would have been $0.27. The cumulative pro forma adjustments decrease the balance of investments in affiliates from $33.5 million to $13.0 million as of December 31, 2000.

     For the year ended December 31, 2001, the Company recorded equity in net loss of affiliates of $28.8 million, loss from continuing operations before income tax benefit of $39.2 million, net loss from continuing operations of $38.4 million and net loss of $36.0 million. The basic and diluted net loss from continuing operations per share and net loss per share were $1.10 and $1.03, respectively. Had the Transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of affiliates of $4.1 million. Including the pro forma adjustment, the Company would have recorded total equity in net loss of affiliates of $32.9 million, loss from continuing operations before income tax benefit of $43.3 million, net loss from continuing operations of $42.5 million and net loss of $40.1 million. The basic and diluted net loss from continuing operations per share and net loss per share would have been $1.22 and $1.15, respectively. The cumulative pro forma adjustments decrease the December 31, 2001 balance of investments in affiliates from $26.4 million to $1.7 million.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In the first quarter of 2002, Princeton suspended its development of the Quicken Bill Manager as a result of an overall corporate shift in focus and an effort to reduce expenditures. Princeton continues to retain the front-end technology acquired from Intuit, but is currently placing greater emphasis on its core transaction processing businesses.

     Since its inception, Princeton has incurred significant costs to develop and enhance its technology, to establish marketing and customer relationships and to build its capital infrastructure and administrative organization. As a result, Princeton has historically incurred significant operating losses and expects to generate an operating loss for the year ended December 31, 2002. Subsequent to December 31, 2001, Princeton has received proceeds of $8.5 million from the sale of its mandatorily redeemable convertible preferred stock (of which the Company contributed $1.5 million (see Note 22)). Additionally, Princeton secured an unconditional commitment from various investors to purchase $8.5 million of mandatorily redeemable convertible preferred stock during the year ended December 31, 2002 (of which the Company committed $3.75 million (see Note 22)). Through April 2002, Princeton has received $2.7 million of the aggregate $8.5 million commitment (of which the Company contributed $1.8 million (see Note 22)). Princeton believes that its current cash and cash equivalents coupled with the proceeds received subsequent to December 31, 2001 and the additional capital available under the investor commitment will be sufficient to fund its operations and execute its strategy through March 2003. To the extent that Princeton does not meet its targeted financial goals for 2002, Princeton’s business, results of operations and financial condition may be materially and adversely affected.

Note 19. Related Parties

     From time to time, the Company has made advances to or was owed amounts from certain officers of the Company. The highest aggregate amount outstanding of advances to officers during the years ended September 2000 and 1999 was $252,000. The Company had a $50,000 note receivable bearing interest at 10.0% from an officer of the Company at September 30, 2000. The Company had a $69,000 note receivable bearing interest at 7.0% from an officer of the Company at September 30, 1999. In January 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $70,000, in lieu of a cash bonus. In April 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $133,000, in lieu of a cash bonus.

     On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the Chief Executive Officer (“CEO”) of the Company. The restricted stock consists of Princeton equity, equal to 2% of Princeton’s fully diluted shares. The restricted stock grant vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $600,000, $150,000 and $300,000 during the year ended December 31, 2001, the transition quarter ended December 31, 2000 and the year ended September 30, 2000, respectively, as compensation expense related to the stock grant. The Company estimates it will recognize $600,000 as compensation expense related to the stock grant during the year ended December 31, 2002.

     The Company chartered a jet airplane from a company associated with an officer/director of the Company. Under the terms of the charter agreement, the Company was obligated to pay annual minimum fees of $500,000 over the five years ending March 31, 2003, for such charter services. During the quarter ended September 30, 2000, the Company terminated this contract with no future obligations. During the years ended September 30, 2000 and 1999, the Company paid approximately $615,000 and $727,000, respectively, in fees related to this agreement.

     During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road, Princeton, New Jersey. Through December 2009, the payments remaining under the terms of the lease approximate $9.6 million. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. Subsequent to December 31, 2001, Princeton’s management has been in negotiations with the landlord of the office space to replace the Company’s guarantee with an alternative security. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that the lease guarantee will be exercised.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The CEO of the Company also served as Chairman of the Board of Tanisys at the time of the Company’s investment in Tanisys and until his resignation in February 2002. The Company also appointed the Company’s CFO and one of its’ Board members to the Board of Tanisys. In the first quarter of 2002, upon the resignation of the Company’s CEO as Chairman of the Board of Tanisys, another member of the Company’s Board became Chairman of the Board and CEO of Tanisys. Therefore, three of the five members of the Board of Tanisys are officers or directors of the Company.

     The CEO of the Company also serves as Chairman of the Board of Princeton. In August 2001, the Company also appointed the Company’s CFO to the Board of Princeton.

     The Company’s CEO and one of its’ Board members serve on the Board of Sharps and did so at the time the Company invested in Sharps. The Company’s CFO serves as an advisor to the Board of Sharps.

     The CFO of the Company serves on the Board of Microbilt.

Note 20. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In thousands, except per share data)	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Operating revenues	$747	$169	$153	$118
Loss from continuing operations	(1,944)	(7,495)	(2,985)	(2,654)
Net loss from continuing operations	(15,719)	(12,224)	(7,016)	(3,467)
Net income from disposal of discontinued
operations	885	—	—	1,500
Net loss	(14,834)	(12,224)	(7,016)	(1,967)
Basic and diluted net income (loss) per common share:
Net loss from continuing operations	(0.45)	(0.35)	(0.20)	(0.10)
Net income from disposal of discontinued
operations	0.03	—	—	0.04
Net loss	(0.42)	(0.35)	(0.20)	(0.06)

		Quarter Ended December 31, 2000
Operating revenues		$163
Loss from continuing operations		(2,316)
Net loss		(5,086)
Net loss per common share - basic and diluted		(0.13)

57

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quarter Ended
	September 30, 2000	June 30, 2000	March 31, 2000	December 31, 1999
Operating revenues	$173	$109	$97	$31
Loss from continuing operations	(2,342)	(3,572)	(5,046)	(5,343)
Net loss from continuing operations	(5,544)	(5,929)	(10,003)	(5,103)
Net income (loss) from discontinued operations	(1,010)	(3,128)	(3,870)	1,443
Net income from disposal of discontinued
operations	(9,277)	—	—	—
Net loss	(15,831)	(9,057)	(13,873)	(3,660)
Basic and diluted net income (loss) per common share:
Net loss from continuing operations	(0.13)	(0.14)	(0.26)	(0.14)
Net income (loss) from discontinued operations	(0.02)	(0.08)	(0.10)	0.04
Net income from disposal of discontinued
operations	(0.23)	—	—	—
Net loss	(0.38)	(0.22)	(0.36)	(0.10)

Note 21. Discontinued Operations

The following table shows the balance sheets of the Transaction Processing and Software divisions, as they were reported as discontinued operations (in thousands):

September 30, 2000
Current assets:
Cash and cash equivalents	$102,157
Accounts receivable, net of allowance for doubtful
accounts of $4,627	27,173
Purchased receivables	16,213
Prepaids and others	1,257

Total current assets	146,800
Property and equipment	52,242
Accumulated depreciation	(29,652)

Net property and equipment	22,590
Other assets, net of accumulated amortization of $5,526	24,755

Total assets	$194,145

Current liabilities:
Trade accounts payable	$15,926
Accounts payable - billing customers	104,856
Accrued liabilities	24,642

Total current liabilities	145,424
Other liabilities	292
Deferred income taxes	1,643

Total liabilities	$147,359

58

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table shows the operating results of the Transaction Processing and Software divisions (in thousands):

	For the Year Ended September 30,
	2000	1999

Transaction Processing revenues	$113,085	$135,403
Software revenues	31,522	45,921

Total revenues	144,607	181,324
Cost of revenues	100,010	109,519

Gross profit	44,597	71,805
Selling, general and administrative expenses	34,911	29,996
Research and development expenses	11,763	5,725
Advance funding program income, net	(1,856)	(3,673)
Depreciation and amortization expenses	11,273	9,286
Special charges	1,216	1,529

(Loss) income from discontinued operations	(12,710)	28,942
Other income (expense):
Interest income	6,381	5,805
Interest expense	(33)	(16)
Other, net	(432)	(100)

Total other income, net	5,916	5,689

(Loss) income from discontinued operations before
income tax benefit (expense)	(6,794)	34,631
Income tax benefit (expense)	229	(13,585)

Net (loss) income from discontinued operations	$(6,565)	$21,046

59

Revenue Recognition Policies

     The Company recognized revenue from its Transaction Processing services when records that were to be billed and collected by the Company were processed. Revenue from the sale of convergent billing systems, including the licensing of software rights, was recognized at the time the product was delivered to the customer, provided that the Company had no significant related obligations or collection uncertainties remaining. If there were significant obligations related to the installation or development of the system delivered, revenue was recognized in the period that the Company fulfilled the obligation. Services revenue related to the Software division were recognized in the period that the services were provided. The Company recorded bad debt expense of $6.8 million and $1.8 million and bad debt expense write-offs of $3.8 million and $0.5 million to its allowance for doubtful accounts for the years ended September 30, 2000 and 1999, respectively.

Leases

     The Company leased certain equipment and office space under operating leases for discontinued operations. Rental expense was $4.7 million and $3.9 million for the years ended September 30, 2000 and 1999, respectively. Under the terms of the Transaction, all leases associated with the Transaction Processing and Software divisions were assumed by Platinum. The Company guaranteed two of the operating leases of the divested divisions. Management does not believe that the guarantees will be exercised.

Acquisitions

     In October 1998, the Company acquired Expansion Systems Corporation (“ESC”), a privately held company headquartered in Glendale, California, that developed and marketed billing and registration systems to Internet service providers under its flagship products TotalBill and InstantReg. An aggregate of 170,000 shares of the Company’s common stock was issued in connection with this transaction, which has been accounted for as a pooling of interests. The consolidated financial statements for period prior to the combination have not been restated to include the accounts and results of operations of ESC due to the transaction not having a significant impact on the Company’s prior period financial position or results of operations as none of ESC’s assets, liabilities, revenues, expenses or income (loss) exceeded two percent of the Company’s consolidated respective amounts as of or for any of the three years in the period ended September 30, 1998.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In December 1998, the Company completed the merger of Communication Software Consultants, Inc. (“CommSoft”) in consideration of 2,492,759 shares of the Company’s common stock. CommSoft was a privately held, international software development and consulting firm specializing in the telecommunications industry. The business combination was accounted for as a pooling of interests. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of CommSoft. The revenues and net income for CommSoft from October 1, 1998 to the date of the merger were approximately $3.8 million and $0.4 million, respectively.

     In April 2000, the Company completed the acquisition of Operator Service Company (“OSC”), a Lubbock, Texas-based provider of inbound directory assistance, interactive voice response and customer relationship management services to the telecommunications and consumer products industries. The Company acquired OSC through the issuance of 3.8 million shares of common stock, of which 0.7 million shares were held in escrow until achievement of a certain level of earnings. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of OSC have been included in the Company’s consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss per common share, since the date of acquisition. A portion of the total purchase price of $19.2 million has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The additional balance of $17.1 million was recorded as goodwill and was being amortized over twenty years on a straight-line basis. In connection with the Transaction, the 0.7 million shares held in escrow were released.

Special Charges

     During the quarter ended March 31, 2000, the Company recognized special charges in the amount of $1.2 million related to severance related costs. During the quarter ended June 30, 2000, the Company recorded a $3.5 million special charge related to the Software division. The charge was a result of the narrowing of various software product offerings, the refocusing of software development efforts and a reserve associated with a significant customer account.

Benefit Plans

     The BCC 401(k) Retirement Plan (the “Retirement Plan”) was assumed by Platinum in connection with the Transaction. Participation in the Retirement Plan was offered to eligible employees of the Company. Generally, all employees of the Company who were at least 21 years of age or older and who had completed six months of service during which they worked at least 500 hours were eligible for participation in the Retirement Plan. The Retirement Plan was a defined contribution plan which provided that participants generally make voluntary salary deferral contributions, on a pretax basis, of between 1% and 15% of their compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments. The Company made matching contributions as a percentage determined annually of the first 5% of a participant’s compensation contributed as salary deferral. The Company could have made additional discretionary contributions. No discretionary contributions were made during the years ended September 30, 2000 or 1999. The Company’s matching contributions to this plan totaled approximately $894,000 and $635,000 during the years ended September 30, 2000 and 1999, respectively.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Subsequent Events (Unaudited)

     In February 2002, the Company received a $328,000 payment (principal and interest) on a promissory note from an Austin, Texas-based technology company. The Company anticipates receiving a final $300,000 payment on the promissory note during the quarter ending June 30, 2002.

     During the quarter ended March 31, 2002, the Company invested $1.5 million, of an aggregate $2.5 million equity financing, in Princeton. In exchange for its investment, the Company received 1.5 million shares of Princeton’s manditorily redeemable convertible preferred stock. Subsequent to this investment, the Company’s ownership percentage of the outstanding shares of Princeton was approximately 57.5%. The Company’s ownership interest is based upon its voting interest. The Company’s fully diluted ownership was approximately 49.5% subsequent to this investment.

     In April 2002, the Company committed to finance $3.75 million, of an aggregate $8.5 million equity commitment, to Princeton during the year ended December 31, 2002. Through April 2002, the Company has funded $1.8 million of its total $3.75 million commitment in exchange for a convertible promissory note. The convertible promissory note bears an annual interest rate of 12% and matures in April 2003. Assuming the completion of the above noted $8.5 million equity financing and conversion of the convertible promissory note, the Company’s ownership of the outstanding and fully diluted stock of Princeton would be approximately 49.6% and 55.0%, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item is not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item is incorporated herein by reference from the information under the captions “Election of Directors” (Item 1 on proxy), “Board of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Stockholders to be held on May 23, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the information under the caption “Compensation of Directors” and from the information under the caption “Executive Compensation” of the Company’s Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the information under the caption “Ownership of Common Stock” of the Company’s Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the information under the caption “Related Transactions” of the Company’s Definitive Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (a) Documents Filed as Part of Report

1.	Financial Statements:

The Consolidated Financial Statements of the Company and the related report of the Company’s independent public accountants thereon have been filed under Item 8 hereof.

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

Exhibit Number	Description of Exhibits

2.1	Plan of Merger and Acquisition Agreement between BCC, CRM Acquisition Corp., Computer Resources Management, Inc. and Michael A. Harrelson, dated June 1, 1997 (incorporated by reference from Exhibit 2.1 to Form 10-Q, dated June 30, 1997)
2.2	Stock Purchase Agreement between BCC and Princeton TeleCom Corporation, dated September 4, 1998 (incorporated by reference from Exhibit 2.2 to Form 10-K, dated September 30, 1998)
2.3	Stock Purchase Agreement between BCC and Princeton eCom Corporation, dated February 21, 2000 (incorporated by reference from Exhibit 2.1 to Form 8-K, dated March 16, 2000)
3.1	Amended and Restated Certificate of Incorporation of BCC (incorporated by reference from Exhibit 3.1 to Form 10/A, Amendment No. 1, dated July 11, 1996); as amended by Certificate of Amendment to Certificate of Incorporation, filed with the Delaware Secretary of State, amending Article I to change the name of the Company to Billing Concepts Corp. and amending Article IV to increase the number of authorized shares of common stock from 60,000,000 to 75,000,000, dated February 27, 1998 (incorporated by reference from Exhibit 3.4 to Form 10-Q, dated March 31, 1998)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Form 10/A, Amendment No. 1, dated July 11, 1996)
3.3	Amended and Restated Bylaws of BCC (incorporated by reference from Exhibit 3.3 to Form 10-K, dated September 30, 1998
4.1	Form of Stock Certificate of Common Stock of BCC (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998)
10.1	BCC’s 1996 Employee Comprehensive Stock Plan, amended as of August 31, 1999 (incorporated by reference from Exhibit 10.8 to Form 10-K, dated September 30, 1999)

64

10.2	Form of Option Agreement between BCC and its employees under the 1996 Employee Comprehensive Stock Plan (incorporated by reference from Exhibit 10.9 to Form 10-K, September 30, 1999)
10.3	Amended and Restated 1996 Non-Employee Director Plan of BCC, amended as of August 31, 1999 (incorporated by reference from Exhibit 10.10 to Form 10-K, dated September 30, 1999)
10.4	Form of Option Agreement between BCC and non-employee directors (incorporated by reference from Exhibit 10.11 to Form 10-K, dated September 30, 1998)
10.5	BCC’s 1996 Employee Stock Purchase Plan, amended as of January 30, 1998 (incorporated by reference from Exhibit 10.12 to Form 10-K, dated September 30, 1998)
10.6	BCC’s Executive Compensation Deferral Plan (incorporated by reference from Exhibit 10.12 to Form 10/A, Post Effective Amendment No. 2, dated August 1, 1996)
10.7	BCC’s Executive Qualified Disability Plan (incorporated by reference from Exhibit 10.14 to Form 10/A, Amendment No. 1, dated July 11, 1996)
10.8	Office Building Lease Agreement between Billing Concepts, Inc. and Medical Plaza Partners (incorporated by reference from Exhibit 10.21 to Form 10/A, Amendment No. 1, dated July 11, 1996), as amended by First Amendment to Lease Agreement, dated September 30, 1996 (incorporated by reference from Exhibit 10.31 to Form 10-Q, dated March 31, 1998), Second Amendment to Lease Agreement, dated November 8, 1996 (incorporated by reference from Exhibit 10.32 to Form 10-Q, dated March 31, 1998), and Third Amendment to Lease Agreement, dated January 24, 1997 (incorporated by reference from Exhibit 10.33 to Form 10-Q, dated March 31, 1998)
10.9	Put Option Agreement between BCC and Michael A. Harrelson, dated June 1, 1997 (incorporated by reference from Exhibit 10.1 to Form 10-Q, dated June 30, 1997)
10.10	Employment Agreement, as amended, between BCC and W. Audie Long, dated January 15, 1999 (incorporated by reference to Form 10-K, dated September 30, 2000)
10.11	Amended and Restated Employment Agreement between NCEH Corp. and Parris H. Holmes, Jr., dated January 11, 2002 (filed herewith)
10.12	Employment Agreement between NCEH Corp. and David P. Tusa, dated November 1, 2001 (filed herewith)
10.13	Office Building Lease Agreement between Prentiss Properties Acquisition Partners, L.P. and Aptis, Inc., dated November 11, 1999 (incorporated by reference from Exhibit 10.33 to Form 10-K, dated September 30, 1999)
10.14	BCC’s 401(k) Retirement Plan (incorporated by reference from Exhibit 10.14 to Form 10-K, dated September 30, 2000)
10.15	Agreement and Plan of Merger between BCC, Billing Concepts, Inc., Enhanced Services Billing, Inc., BC Transaction Processing Services, Inc., Aptis, Inc., Operator Service Company, BC Holding I Corporation, BC Holding II Corporation, BC Holding III Corporation, BC Acquisition I Corporation, BC Acquisition II Corporation, BC Acquisition III Corporation and BC Acquisition IV Corporation, dated September 15, 2000 (incorporated by reference from Exhibit 2.1 to Form 8-K, dated September 15, 2000)
10.16	Office Building Lease Agreement between BCC and EOP-Union Square Limited Partnership, dated November 6, 2000 (filed herewith)
10.17	Office Building Sublease Agreement between BCC and CCC Centers, Inc., dated February 11, 2002 (filed herewith)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Arthur Andersen LLP (filed herewith)
23.2	Consent of Brown, Graham and Company, P.C. (filed herewith)
99.1	Letter to the Securities and Exchange Commission regarding representations of Arthur Andersen LLP (filed herewith)
99.2	Princeton eCom Corporation’s Consolidated Financial Statements as of December 31, 2001 (filed herewith)

(b) Reports on Form 8-K

Form 8-K, dated October 4, 2001, filed October 15, 2001, announcing the withdrawal of The Nasdaq Stock Market, Inc.‘s previous notice and the purchase of 700,000 shares of common stock of Sharps Compliance Corp., giving the Company an approximate 7% ownership.

Form 8-K, dated October 29, 2001, filed October 30, 2001, announcing the sale of FIData, Inc. to Microbilt Corporation (“Microbilt”) in exchange for a 9% ownership interest in Microbilt.

65

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2002	NEW CENTURY EQUITY HOLDINGS CORP. (Registrant) By: /s/ PARRIS H. HOLMES, JR. —————————————— Parris H. Holmes, Jr. Chairman of the Board and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of April, 2002.

Signature	Title

/s/ PARRIS H. HOLMES, JR. Parris H. Holmes, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID P. TUSA David P. Tusa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ J. STEPHEN BARLEY J. Stephen Barley	Director

/s/ GARY BECKER Gary Becker	Director

/s/ C. LEE COOKE, JR. C. Lee Cooke, Jr.	Director

/s/ JUSTIN FERRERO Justin Ferrero	Director
66

INDEX TO EXHIBITS

Exhibit Number	Description

10.11	Amended and Restated Employment Agreement between NCEH Corp. and Parris H. Holmes, Jr., dated January 11, 2002

10.12	Employment Agreement between NCEH Corp. and David P. Tusa, dated November 1, 2001

10.16	Office Building Lease Agreement between BCC and EOP-Union Square Limited Partnership, dated November 6, 2000

10.17	Office Building Sublease Agreement between BCC and CCC Centers, Inc., dated February 11, 2002

21.1	List of Subsidiaries

23.1	Consent of Arthur Andersen LLP

23.2	Consent of Brown, Graham and Company, P.C.

99.1	Letter to the Securities and Exchange Commission regarding representations of Arthur Andersen LLP

99.2	Princeton eCom Corporation’s Consolidated Financial Statements as of December 31, 2001