Form 10-Q
period 2002-03-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2002-05-14
CIK 1013706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-28536 NEW CENTURY EQUITY HOLDINGS CORP. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2781950 (I.R.S. Employer Identification Number)

10101 Reunion Place, Suite 450, San Antonio, Texas (Address of principal executive offices)	78216 (Zip code)

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

     Indicated below is the number of shares outstanding of the registrant’s only class of common stock at May 13, 2002:

Title of Class Common Stock, $0.01 par value	Number of Shares Outstanding 34,217,620

     This filing includes unreviewed financial statements in lieu of reviewed financial statements as the registrant elected not to have Arthur Andersen LLP review the interim condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PAGE

PART I FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited) Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Operations - For the Quarters Ended March 31, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows - For the Quarters Ended March 31, 2002 and 2001	5

Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURE	17

     On May 13, 2002, New Century Equity Holdings Corp. (the “Company”) terminated its relationship with Arthur Andersen as its independent public accountants. In accordance with Temporary Note 2T to Article 3 of Regulation S-X, the Company elected not to have Arthur Andersen LLP review the accompanying interim condensed consolidated financial statements and notes thereto (collectively, the “Financial Statements”). No auditor has reviewed nor reported that the Financial Statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as of and for the quarter ended March 31, 2002, in accordance with accounting principles generally accepted in the United States.

     The Company has not yet engaged a new independent public accounting firm to act as the Company’s auditors, but anticipates an engagement no later than June 30, 2002. Upon the engagement of a new independent public accounting firm, the Financial Statements will be reviewed by the new independent accounting firm. Upon completion of the review, if there is a change to the Financial Statements, the Company will amend this quarterly report to present the reviewed interim condensed consolidated financial statements and notes thereto and a discussion of any material changes from the Financial Statements and any other section of this quarterly report. If, upon completion of the review, there is not a change to the Financial Statements, the Company will disclose that there are no material changes as a result of the review prior to the submission of the quarterly report for the quarter ended June 30, 2002.

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 6,326	$ 8,649
Accounts receivable, net	965	1,431
Inventory	919	1,042
Executive deferred compensation assets	646	—
Prepaid and other assets	457	444

Total current assets	9,313	11,566
Property and equipment, net	698	769
Executive deferred compensation assets	—	638
Other assets, net	196	200
Investments in and advances to affiliates	14,667	26,404

Total assets	$ 24,874	$ 39,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 420	$ 534
Accrued liabilities	1,240	1,153
Revolving credit note	—	88
Executive deferred compensation liabilities	742	—
Net current liabilities from discontinued operations	148	259

Total current liabilities	2,550	2,034
Executive deferred compensation liabilities	—	682
Other liabilities	64	77
Long-term debt to minority stockholders, net of discount	401	207

Total liabilities	3,015	3,000
Commitments and contingencies (see Note 7)
Minority interest in consolidated affiliate (see Note 3)	709	1,228
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
no shares issued or outstanding at March 31 or December 31	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized;
34,217,620 and 34,205,920 shares issued and outstanding at
March 31 and December 31, respectively	342	342
Additional paid-in capital	70,346	70,342
Retained deficit	(49,538)	(35,335)

Total stockholders’ equity	21,150	35,349

Total liabilities and stockholders’ equity	$ 24,874	$ 39,577

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 3

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	Quarter Ended March 31,
	2002	2001
Operating revenues	$ 951	$ 118
Cost of revenues	482	176

Gross profit (loss)	469	(58)

Selling, general and administrative expenses	1,401	2,095
Research and development expenses	530	—
Depreciation and amortization expenses	76	501

Operating loss from continuing operations	(1,538)	(2,654)

Other income (expense):
Interest (expense) income, net	(147)	314
Equity in net loss of affiliates	(14,269)	(2,438)
Consulting income	938	938
Other income, net	288	14
Minority interest in consolidated affiliate	525	—

Total other expense, net	(12,665)	(1,172)

Loss from continuing operations before income tax benefit	(14,203)	(3,826)
Income tax benefit	—	359

Net loss from continuing operations	(14,203)	(3,467)

Discontinued operations:
Net income from disposal of discontinued operations	—	1,500

Net loss	$(14,203)	$(1,967)

Basic and diluted:
Net loss from continuing operations per common share	$ (0.42)	$ (0.10)
Net income from disposal of discontinued operations per common share	—	0.04

Net loss per common share	$ (0.42)	$ (0.06)

Weighted average common shares outstanding	34,214	35,646

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 4

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Quarter Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss from continuing operations	$(14,203)	$(3,467)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	97	501
Equity in net loss of affiliates	14,269	2,438
Amortization of discount on long-term debt to minority stockholders	194	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	466	459
Decrease in inventory	87	—
Increase in prepaid and other assets	(13)	(152)
(Decrease) increase in accounts payable	(113)	128
Increase (decrease) in accrued liabilities	70	(1,721)
Increase (decrease) in other liabilities and other noncash items	219	(148)

Net cash provided by (used in) continuing operating activities	1,073	(1,962)

Net cash used in discontinued operating activities	(111)	(502)

Net cash provided by (used in) operating activities	962	(2,464)

Cash flows from investing activities:
Purchases of property and equipment	—	(476)
Investments in available-for-sale securities	—	(15,000)
Investments in and advances to affiliates	(2,667)	—
Other investing activities	(9)	(9)

Net cash used in investing activities	(2,676)	(15,485)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	10
Purchases of treasury stock	—	(248)
Repayments on revolving credit note	(88)	—
Minority interest in consolidated affiliate	(525)	—

Net cash used in financing activities	(609)	(238)

Net decrease in cash and cash equivalents	(2,323)	(18,187)

Cash and cash equivalents, beginning of period	8,649	36,478

Cash and cash equivalents, end of period	$ 6,326	$ 18,291

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 5

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The interim condensed consolidated financial statements included herein have been prepared by New Century Equity Holdings Corp. and subsidiaries, formerly known as Billing Concepts Corp., (collectively, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified for comparative purposes.

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

     In addition, the Company will receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction. The Company has received payments of $5.3 million for consulting services through March 31, 2002, which are included in other income (expense) as consulting income.

Note 2. Acquisitions and Investments

     During the quarter ended March 31, 2002, the Company invested $1.5 million, of an aggregate $2.5 million equity financing, in Princeton eCom Corporation (“Princeton”). In exchange for its investment, the Company received 1.5 million shares of Princeton’s mandatorily redeemable convertible preferred stock. Subsequent to this investment, the Company’s ownership percentage of the outstanding and fully diluted shares of Princeton was approximately 57.5% and 49.5%, respectively.

     In April 2002, the Company committed to finance $3.75 million, of an aggregate $8.5 million equity commitment, to Princeton during the year ended December 31, 2002. Through May 2002, the Company funded $2.4 million of its total $3.75 million commitment in exchange for shares of Princeton’s mandatorily redeemable convertible preferred stock. Assuming the completion of the above noted $8.5 million equity financing, the Company’s ownership of the outstanding and fully diluted shares of Princeton will be approximately 55.5% and 51.6%, respectively.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3. Consolidated Financial Statements of Consolidated Affiliate

     In August 2001, the Company invested $1,060,000 in Tanisys Technology, Inc. (“Tanisys”). For accounting purposes, the Company consolidates Tanisys into the financial statements of the Company under the purchase method of accounting. As the Company is consolidating Tanisys on a three-month lag (due to the difference in fiscal years of the Company and Tanisys), Tanisys’ balance sheets as of December 31, 2001 and September 30, 2001, including adjustments made under the purchase method of accounting, have been consolidated with the Company’s balance sheets as of March 31, 2002 and December 31, 2001, respectively. Tanisys’ balance sheets consolidated herein are as follows (in thousands):

	December 31, 2001	September 30, 2001
Cash and cash equivalents	$ 505	$ 1,370
Accounts receivable, net	948	601
Inventory:
Raw materials	669	721
Work in process	40	36
Finished goods	210	285

Total inventory	919	1,042
Prepaid and other assets	72	140

Total current assets	2,444	3,153
Property and equipment, net	352	364
Other assets, net	143	148

Total assets	$ 2,939	$ 3,665

Accounts payable	$ 363	502
Accrued liabilities	665	601
Revolving credit note	—	88

Total current liabilities	1,028	1,191
Other liabilities	57	77
Long-term debt to minority stockholders, net of discount	401	207

Total liabilities	$ 1,486	$ 1,475

Minority interest in consolidated affiliate	$ 709	$ 1,228
Retained deficit	$ (316)	$ (98)

7

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Tanisys’ statement of operations for the quarter ended December 31, 2001, including adjustments made under the purchase method of accounting, has been consolidated with the Company’s statement of operations for the quarter ended March 31, 2002. Tanisys’ statement of operations consolidated herein is as follows (in thousands):

Quarter ended December 31, 2001
Operating revenues	$ 951
Cost of revenues	482

Gross profit	469
Selling, general and administrative expenses	435
Research and development expenses	530
Depreciation and amortization expenses	33

Operating loss from continuing operations	(529)
Other income (expense):
Interest expense, net	(207)
Other expense, net	(7)
Minority interest in consolidated affiliate	525

Total other income, net	311

Net loss	$ (218)

Net loss	$ (218)
Preferred stock dividend	(60)
Minority interest in consolidated affiliate	60

Net loss applicable to common stockholders	$ (218)

Revolving credit note

     In March 2002, Tanisys entered into a new Accounts Receivable Purchase Agreement (“Debt Agreement”) with Silicon Valley Bank (“Silicon”), replacing the former Accounts Receivable Financing Agreement, to fund accounts receivable and provide working capital up to a maximum of $2.5 million. The applicable interest rate is 1.5% per month of the average daily balance outstanding during the month. As of March 31, 2002, Tanisys owed nothing under the Debt Agreement.

No Assurance of Operating Results and Ability to Raise Capital

     Numerous factors could affect Tanisys’ operating results, including, but not limited to, general economic conditions, competition, the uncertainty of the semiconductor market and changing technologies. Any of these factors could have an adverse effect on Tanisys’ financial position, results of operations or cash flows. Tanisys incurred operating losses of $0.5 million and $2.1 million for the quarter ended December 31, 2001 and the year ended September 30, 2001, respectively. Tanisys’ cash position was $0.5 million and $1.4 million at December 31, 2001 and September 30, 2001, respectively. Tanisys raised additional capital in August 2001 in order to continue its operations. The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of Tanisys’ revenues and its ability to attract additional capital. No assurances can be made that additional capital may be obtained.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4. Investments in and Advances to Affiliates

     Investments in and advances to affiliates is comprised of the following (in thousands):

	March 31, 2002	December 31, 2001
Investment in Princeton:
Cash investments	$ 76,364	$ 73,697
In-process research and development costs	(4,465)	(4,465)
Amortization and equity loss pick-up	(55,641)	(41,372)
Impairment of investment in Princeton	(1,777)	(1,777)
Other	(940)	(805)

Net investment in Princeton	13,541	25,278

Investment in Sharps Compliance Corp.:
Cash investments	770	770
Other	2	2

Net investment in Sharps Compliance Corp.	772	772

Investment in Microbilt Corp.:
Equity investments	348	348
Other	6	6

Net investment in Microbilt Corp.	354	354

Total investments in and advances to affiliates	$ 14,667	$ 26,404

Note 5. Comprehensive Loss

     In January 2001, the Company invested $15.0 million in a portfolio of fixed income securities. The Company classified these investments as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These available-for-sale securities were measured at fair value, with unrealized holding gains (losses) included as a component of other comprehensive loss, in accordance with SFAS No. 130, “Reporting Comprehensive Income”. For the quarter ended March 31, 2001, the Company incurred unrealized gains on the investments in available-for-sale securities of $123,000, net of income tax expense of $72,000, for a total comprehensive loss of $1,844,000. These investments in fixed income securities were sold in September 2001 due to changes in the market conditions of fixed income securities.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Summarized Financial Information for Unconsolidated Subsidiary

Summarized Financial Information

     The Company accounts for its investment in Princeton under the equity method of accounting. The Company’s ownership percentage of the outstanding stock of Princeton was 57.4% and 41.5% as of December 31, 2001 and September 30, 2001, respectively. As the Company records the equity in net loss of Princeton on a three-month lag, the summarized financial information for Princeton as of December 31, 2001 is as follows (in thousands):

	December 31, 2001	September 30, 2001
Current assets	$15,472	$20,496
Non-current assets	20,293	21,175
Current liabilities	23,396	44,794
Non-current liabilities	1,220	408
Mandatorily redeemable convertible
preferred stock	12,103	65,645

	Quarters Ended December 31,
	2001	2000
Total revenues	$ 5,743	$ 4,130
Gross profit	1,310	483
Loss from operations	(20,856)	(12,439)
Net loss	(22,385)	(12,247)

     The loss from operations of $20.9 million for the quarter ended December 31, 2001, includes impairment charges totaling $10.6 million. Approximately $7.8 million of the impairment charges relate to the implementation of a strategic restructuring plan to streamline Princeton’s operations by reducing operating expenses primarily through workforce reductions and renegotiating significant contracts and leases. The components of the restructuring charges include $4.1 million for employee separations, $3.3 million for contract settlements and $0.4 million for facility closings. The additional impairment charges relate to the write-down of a portion of the asset value of Princeton’s property and equipment. The impairment was recognized as the future undiscounted cash flows for Princeton were estimated to be insufficient to recover the related carrying values of the property and equipment.

Acquisition of Quicken Bill Manager

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

     The pro forma adjustments to the Company’s financial statements relate to the additional equity in net loss of affiliates the Company would have recorded had Princeton acquired Quicken Bill Manager at the beginning of the period presented. The following pro forma financial information for the Company is provided for the quarter ended March 31, 2001, based upon the assumption that Princeton had acquired Quicken Bill Manager as of October 1, 1999.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     For the quarter ended March 31, 2001, the Company recorded equity in net loss of affiliates of $2.4 million, loss from continuing operations before income tax benefit of $3.8 million, net loss from continuing operations of $3.5 million and net loss of $2.0 million. The basic and diluted net loss from continuing operations per share and net loss per share were $0.10 and $0.06, respectively. Had the transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of affiliates of $2.9 million. Including the pro forma adjustment, the Company would have recorded total equity in net loss of affiliates of $5.3 million, loss from operations before income tax benefit of $6.7 million, net loss from continuing operations of $6.4 million and net loss of $4.9 million. The basic and diluted net loss from continuing operations per share and net loss per share would have been $0.18 and $0.14, respectively.

     During the quarter ended March 31, 2002, Princeton suspended its development of the Quicken Bill Manager as a result of an overall corporate shift in focus and an effort to reduce expenditures. Princeton continues to retain the front-end technology acquired from Intuit, but is currently placing greater emphasis on its core transaction processing businesses.

No Assurance of Operating Results

     Since its inception, Princeton has incurred significant costs to develop and enhance its technology, to establish marketing and customer relationships and to build its capital infrastructure and administrative organization. As a result, Princeton has historically incurred significant operating losses and expects to generate an operating loss for the year ended December 31, 2002. During the quarter ended March 31, 2002, Princeton received proceeds of $2.5 million from the sale of its mandatorily redeemable convertible preferred stock (of which the Company contributed $1.5 million (see Note 2)). Additionally, in April 2002, Princeton secured an unconditional commitment from four investors to purchase $8.5 million of mandatorily redeemable convertible preferred stock during the year ended December 31, 2002 (of which the Company committed $3.75 million (see Note 2)). Through May 2002, Princeton has received $5.3 million of the aggregate $8.5 million commitment (of which the Company contributed $2.4 million). Princeton believes that its current cash and cash equivalents coupled with the additional capital available under the investor commitment will be sufficient to fund its operations and execute its strategy through March 2003. To the extent that Princeton does not meet its targeted financial goals for 2002, Princeton’s business, financial position, results of operations or cash flows may be materially and adversely affected.

Note 7. Commitments and Contingencies

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

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8. Related Party Transactions

     During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road, Princeton, New Jersey. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. Subsequent to March 31, 2002, the landlord of the office space has agreed, subject to lender approval, to replace the Company’s guarantee with an alternative security. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that the lease guarantee will be exercised.

     In April 2000, the Company’s Board of Directors approved a restricted stock grant to the Company’s CEO. The restricted stock grant consists of Princeton stock, equal to 2% of Princeton’s fully diluted shares. The restricted stock grant vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $150,000 and $150,000 during the quarters ended March 31, 2002 and 2001, respectively, as compensation expense related to the stock grant. The Company estimates it will recognize $600,000 as compensation expense related to the stock grant during the year ended December 31, 2002.

     The Company’s CEO also served as Chairman of the Board of Tanisys at the time of the Company’s investment in Tanisys and until his resignation in February 2002. The Company also appointed the Company’s CFO and one of its’ Board members to the Board of Tanisys. In March 2002, upon the resignation of the Company’s CEO as Chairman of the Board of Tanisys, another member of the Company’s Board became Chairman of the Board and CEO of Tanisys. Therefore, three of the five members of the Board of Tanisys are officers or directors of the Company.

     The Company’s CEO also serves as Chairman of the Board of Princeton. In August 2001, the Company also appointed the Company’s CFO to the Board of Princeton.

     The Company’s CEO and one of its’ Board members serve on the Board of Sharps Compliance Corp. (“Sharps”) and did so at the time the Company invested in Sharps. The Company’s CFO serves as an advisor to the Board of Sharps.

     The Company’s CFO serves on the Board of Microbilt Corporation.

Note 9. Subsequent Events

     In April 2002, the Company committed to finance $3.75 million, of an aggregate $8.5 million equity commitment, to Princeton during the year ended December 31, 2002. Through May 2002, the Company funded $2.4 million of its total $3.75 million commitment in exchange for shares of Princeton’s mandatorily redeemable convertible preferred stock. Assuming the completion of the above noted $8.5 million equity financing, the Company’s ownership of the outstanding and fully diluted shares of Princeton will be approximately 55.5% and 51.6%, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The following is a discussion of the interim condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), for the quarters ended March 31, 2002 and 2001. It should be read in conjunction with the unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended December 31 and references to quarterly periods refer to the Company’s fiscal quarter ended March 31.

Results of Operations

Continuing Operations

     For the quarter ended March 31, 2002, revenues are generated by the Company’s consolidated affiliate Tanisys Technology, Inc. (“Tanisys”) and are comprised of sales of production-level equipment along with related hardware and software, less returns and discounts. For the quarter ended March 31, 2001, revenues were generated by the Company’s former subsidiary FIData, Inc. (“FIData”) and were comprised of transaction fees for processing loan applications, implementation fees for new customers and a variety of customer service related fees.

     Cost of revenues for the quarter ended March 31, 2002, are generated by Tanisys and are comprised of the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs. Cost of revenues for the quarter ended March 31, 2001, were generated by FIData and consisted of the costs incurred to offer a variety of customer service opportunities to its customers.

     Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the quarter ended March 31, 2002, were $1.4 million ($1.0 million for corporate expenses and $0.4 million for Tanisys’ expenses), compared to $2.1 million for the quarter ended March 31, 2001 ($1.0 million for corporate expenses and $1.1 million for FIData’s expenses). For the quarter ended March 31, 2002, the cash portion of the corporate expenses was $0.7 million of the total corporate expenses of $1.0 million.

     Research and development (“R&D”) expenses, generated entirely by Tanisys operations, consist of all costs associated with the engineering design and testing of new technologies and products. These costs reflect the ongoing development of test systems for both Double Data Rate (“DDR”) and Flash memory technologies, as well as a new distributed networking architecture that can be applied to all memory technologies.

     Net other expense of $12.7 million in the quarter ended March 31, 2002, compared to $1.2 million in the quarter ended March 31, 2001. Net other expense for the quarter ended March 31, 2002, primarily included (i) the equity in net loss of Princeton of $14.3 million, (ii) consulting income from Platinum of $0.9 million, (iii) receipt of payment on a promissory note of $0.3 million from an Austin, Texas-based technology company and (iv) the minority interest of $0.5 million related to Tanisys. Net other expense for the quarter ended March 31, 2001, primarily included the equity in net loss of Princeton of $2.4 million and consulting income from Platinum of $0.9 million.

Discontinued Operations

     The Company continually reviews the accruals related to discontinued operations to assess the adequacy of the accruals. During the quarter ended March 31, 2001, the Company reduced such accruals and recognized income from the disposal of discontinued operations of $1.5 million, based upon estimates of future liabilities related to the divested entities. The $1.5 million is reflected as net income from disposal of discontinued operations in the quarter ended March 31, 2001.

Liquidity and Capital Resources

     The Company’s cash balance decreased to $6.3 million at March 31, 2002, from $8.6 million at December 31, 2001. This decrease is primarily related to the $2.7 million invested in Princeton during the quarter ended March 31, 2002. The Company’s working capital position decreased to $6.8 million at March 31, 2002, from $9.5 million at December 31, 2001. The decrease in the working capital was primarily attributable to the decrease in the cash balance. Net cash provided by operating activities for the quarter ended March 31, 2002, was $0.8 million, compared to net cash used in operating activities of $2.5 million for the quarter ended March 31, 2001.

     There were no capital expenditures during the quarter ended March 31, 2002. The Company anticipates minimal capital expenditures before acquisitions, if any, during the year ended December 31, 2002. The Company believes it will be able to fund expenditures with cash on hand.

     During the nine months ended December 31, 2002, the Company’s corporate cash balance ($5.8 million at March 31, 2002, excluding Tanisys’ cash) is expected to increase as a result of (i) the receipt of the $2.2 million consulting income from Platinum through October 2002, (ii) the receipt of $0.3 million on a promissory note due from an Austin, Texas-based technology company in May 2002 and (iii) the receipt of interest income of $0.1 million. The total cash inflow of $2.6 million is expected to be less than the anticipated cash expenditures of $4.6 million for the nine months ended December 31, 2002. The anticipated cash expenditures of $4.6 million are comprised of corporate cash expenses of $2.0 million, investments of $1.2 million in Princeton funded subsequent to March 31, 2002 and the Company’s remaining commitment to Princeton of $1.4 million (see further discussion below). The anticipated cash receipts and expenditures result in an expected cash balance of $3.8 million at December 31, 2002, assuming the funding of the entire $1.4 million remaining commitment to Princeton.

     In addition to the above anticipated items, the cash balance could be further decreased by additional investments in Princeton or investments in or purchases of additional companies or investments. The cash balance could be increased by the liquidation of one or more of the Company’s investments or subsidiaries.

     Since its inception, Princeton has incurred significant costs to develop and enhance its technology, to establish marketing and customer relationships and to build its capital infrastructure and administrative organization. As a result, Princeton has historically incurred significant operating losses and expects to generate an operating loss for the year ended December 31, 2002. During the quarter ended March 31, 2002, Princeton received proceeds of $2.5 million from the sale of its mandatorily redeemable convertible preferred stock (of which the Company contributed $1.5 million). Additionally, in April 2002, Princeton secured an unconditional commitment from four investors to purchase $8.5 million of mandatorily redeemable convertible preferred stock during the year ended December 31, 2002 (of which the Company committed $3.75 million). Through May 2002, Princeton has received $5.3 million of the aggregate $8.5 million commitment (of which the Company contributed $2.4 million). Princeton believes that its current cash and cash equivalents coupled with the additional capital available under the investor commitment will be sufficient to fund its operations and execute its strategy through March 2003. To the extent that Princeton does not meet its targeted financial goals for 2002, Princeton’s business, financial position, results of operations or cash flows may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of March 31, 2002, because the Company’s intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

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

Form 8-K, dated March 13, 2002, filed March 14, 2002, announcing the termination of Arthur Andersen LLP as the Company’s independent auditors.

Items 2, 3, 4 and 5 are not applicable and have been omitted. 16

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP. (Registrant)

Date: May 14, 2002	By: /s/ DAVID P. TUSA
David P. Tusa Executive Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized and principal financial officer)

17