Form 10-Q
period 2002-06-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2002-08-14
CIK 1013706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-28536 NEW CENTURY EQUITY HOLDINGS CORP. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2781950 (I.R.S. Employer Identification Number)

10101 Reunion Place, Suite 450, San Antonio, Texas (Address of principal executive offices)	78216 (Zip code)

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

     Indicated below is the number of shares outstanding of the registrant’s only class of common stock at August 14, 2002:

Title of Class Common Stock, $0.01 par value	Number of Shares Outstanding 34,217,620

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PAGE

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURE	17

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,574	$8,649
Accounts receivable, net	553	1,431
Income tax receivable	2,176	—
Inventory	1,099	1,042
Prepaid and other assets	394	444

Total current assets	10,796	11,566
Property and equipment, net	605	769
Other assets, net	190	838
Investments in affiliates	11,957	26,404

Total assets	$23,548	$39,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$534
Accrued liabilities	1,209	1,153
Revolving credit note	—	88
Net current liabilities from discontinued operations	134	259

Total current liabilities	1,866	2,034
Executive deferred compensation and other liabilities	44	759
Long-term debt to minority stockholders, net of discount	567	207

Total liabilities	2,477	3,000
Commitments and contingencies
Minority interest in consolidated affiliate	35	1,228
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
no shares issued or outstanding at June 30 or December 31	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized;
34,217,620 and 34,205,920 shares issued and outstanding at
June 30 and December 31, respectively	342	342
Additional paid-in capital	70,346	70,342
Retained deficit	(49,652)	(35,335)

Total stockholders’ equity	21,036	35,349

Total liabilities and stockholders’ equity	$23,548	$39,577

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating revenues	$479	$153	$1,430	$271
Cost of revenues	262	200	744	376

Gross profit (loss)	217	(47)	686	(105)

Selling, general and administrative expenses	1,294	2,397	2,695	4,492
Research and development expenses	481	—	1,011	—
Depreciation and amortization expenses	77	541	153	1,042

Operating loss from continuing operations	(1,635)	(2,985)	(3,173)	(5,639)

Other income (expense):
Interest (expense) income, net	(162)	297	(309)	611
Equity in net loss of affiliates	(2,287)	(5,750)	(16,556)	(8,188)
Consulting income	938	938	1,876	1,876
Other income, net	313	5	601	19
Minority interest in consolidated affiliate	543	—	1,068	—

Total other expense, net	(655)	(4,510)	(13,320)	(5,682)

Loss from continuing operations before income
tax benefit	(2,290)	(7,495)	(16,493)	(11,321)
Income tax benefit	—	479	—	838

Net loss from continuing operations	(2,290)	(7,016)	(16,493)	(10,483)

Discontinued operations:
Net income from disposal of discontinued
operations	2,176	—	2,176	1,500

Net loss	$(114)	$(7,016)	$(14,317)	$(8,983)

Basic and diluted:
Net loss from continuing operations per
common share	$(0.06)	$(0.20)	$(0.48)	$(0.30)
Net income from disposal of discontinued
operations per common share	0.06	—	0.06	0.04

Net loss per common share	$—	$(0.20)	$(0.42)	$(0.26)

Weighted average common shares outstanding	34,218	35,167	34,216	35,406

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss from continuing operations	$(16,493)	$(10,483)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	194	1,042
Equity in net loss of affiliates	16,556	8,188
Amortization of discount on long-term debt to minority stockholders	360	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	879	4,760
Increase in inventory	(92)	—
Decrease (increase) in prepaid and other assets	696	(108)
Decrease in accounts payable	(11)	(51)
Decrease in accrued liabilities	(717)	(1,927)
Increase (decrease) in other liabilities and other noncash items	217	(74)

Net cash provided by continuing operating activities	1,589	1,347

Net cash used in discontinued operating activities	(125)	(3,547)

Net cash provided by (used in) operating activities	1,464	(2,200)

Cash flows from investing activities:
Purchases of property and equipment	—	(495)
Investments in available-for-sale securities	—	(16,500)
Proceeds from sale of available-for-sale securities	—	1,513
Investments in and advances to affiliates	(3,849)	(15,000)
Redemption of investments in affiliates	1,471	—
Other investing activities	(9)	(224)

Net cash used in investing activities	(2,387)	(30,706)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	10
Purchases of treasury stock	—	(632)
Repayments on revolving credit note	(88)	—
Minority interest in consolidated affiliate	(1,068)	—

Net cash used in financing activities	(1,152)	(622)

Net decrease in cash and cash equivalents	(2,075)	(33,528)

Cash and cash equivalents, beginning of period	8,649	36,478

Cash and cash equivalents, end of period	$6,574	$2,950

Supplemental disclosure of financial information:
Cash paid for interest	$25	$—
Cash paid for income taxes	$—	$500

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

     In accordance with Temporary Note 2T to Article 3 of Regulation S-X, the Company’s Form 10-Q, for the quarter ended March 31, 2002 and filed with the Securities and Exchange Commission (“SEC”) on May 14, 2002, was not reviewed by an independent auditor at that time. In conjunction with the review of this Form 10-Q for the quarter ended June 30, 2002, the Company’s independent auditors have reviewed the Form 10-Q for the quarter ended March 31, 2002 and no changes resulted from the review.

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

     In October 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Holdings (“Platinum”) of Los Angeles, California (the “Transaction”). In conjunction with the Transaction, the Company may be entitled to receive additional consideration consisting of potential royalty payments, assuming the achievement of certain post-closing revenue targets, of $10.0 million related to the LEC Billing division, $5.0 million related to the Aptis division and $5.0 million related to the OSC division. The post-closing revenue target for the LEC Billing division applied to the eighteen-month period subsequent to the Transaction, while the post-closing revenue targets for the Aptis and OSC divisions apply to the three-year period subsequent to the Transaction. In May 2002, it was determined that the post-closing revenue targets for the LEC Billing division were not achieved and therefore, the Company will not receive the corresponding $10.0 million royalty payment. Management cannot assess the probability of the Aptis division or the OSC division achieving its respective post-closing revenue targets necessary to generate any remaining potential royalty payments to the Company.

     The Company is also entitled to receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction. The Company has received aggregate payments of $6.3 million for consulting services through June 30, 2002, which have been reported in other income (expense) as consulting income.

Note 2. Acquisitions and Investments

     During the quarter ended March 31, 2002, the Company invested $1.5 million, of a total $2.5 million equity financing, in Princeton eCom Corporation (“Princeton”). In exchange for its investment,

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

the Company received 1.5 million shares of Princeton’s mandatorily redeemable convertible preferred stock. In April 2002, the Company committed to finance $3.75 million, of a total $8.5 million equity commitment, to Princeton during the year ended December 31, 2002. During April and May 2002, the Company funded $2.4 million of its total $3.75 million commitment in exchange for shares of Princeton’s mandatorily redeemable convertible preferred stock.

     In June 2002, Princeton completed a $10.0 million equity financing with an outside investor. In conjunction with this $10.0 million financing, the Company received $1.5 million in proceeds from the redemption of mandatorily redeemable convertible preferred stock of Princeton. In addition, the Company is no longer required to fund its remaining $1.4 million commitment to Princeton. Subsequent to this transaction, the Company’s ownership of the outstanding and fully diluted shares (considering all issued options and warrants as of June 30, 2002) of Princeton was 38.3% and 37.4%, respectively.

Note 3. Financial Information of Consolidated Affiliate

     In August 2001, the Company invested $1,060,000 in Tanisys Technology, Inc. (“Tanisys”). For accounting purposes, the Company consolidates Tanisys into the financial statements of the Company under the purchase method of accounting. As the Company is consolidating Tanisys on a three-month lag (due to the difference in fiscal years of the Company and Tanisys), Tanisys’ balance sheets as of March 31, 2002 and September 30, 2001, including adjustments made under the purchase method of accounting, have been consolidated with the Company’s balance sheets as of June 30, 2002 and December 31, 2001, respectively. Tanisys’ balance sheets consolidated herein are as follows (in thousands):

	March 31, 2002	September 30, 2001
Cash and cash equivalents	$182	$1,370
Accounts receivable, net	376	601
Inventory:
Raw materials	867	721
Work in process	72	36
Finished goods	160	285

Total inventory	1,099	1,042
Prepaid and other assets	94	140

Total current assets	1,751	3,153
Property and equipment, net	303	364
Other assets, net	137	148

Total assets	$2,191	$3,665

Accounts payable	$485	502
Accrued liabilities	647	601
Revolving credit note	—	88

Total current liabilities	1,132	1,191
Other liabilities	39	77
Long-term debt to minority stockholders, net of discount	567	207

Total liabilities	$1,738	$1,475

Minority interest in consolidated affiliate	$35	$1,228
Retained deficit	$(642)	$(98)

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

     Tanisys’ statements of operations for the quarter and six months ended March 31, 2002, including adjustments made under the purchase method of accounting, have been consolidated with the Company’s statements of operations for the quarter and six months ended June 30, 2002, respectively. Tanisys’ statements of operations consolidated herein are as follows (in thousands):

	Quarter ended March 31, 2002	Six Months ended March 31, 2002
Operating revenues	$479	$1,430
Cost of revenues	262	744

Gross profit	217	686
Selling, general and administrative expenses	380	815
Research and development expenses	481	1,011
Depreciation and amortization expenses	34	67

Operating loss from continuing operations	(678)	(1,207)
Other income (expense):
Interest expense, net	(190)	(397)
Other expense, net	—	(7)
Minority interest in consolidated affiliate	543	1,068

Total other income, net	353	664

Net loss	$(325)	$(543)

Net loss	$(325)	$(543)
Preferred stock dividend	(62)	(122)
Minority interest in consolidated affiliate	62	122

Net loss applicable to common stockholders	$(325)	$(543)

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

Going Concern

     Numerous factors affect Tanisys’ operating results, including, but not limited to, general economic conditions, competition, the uncertainty of the semiconductor market and changing technologies. All of these factors have had an adverse effect on Tanisys’ financial position, results of operations and cash flows. Tanisys incurred operating losses of $1.2 million and $2.1 million for the six months ended March 31, 2002 and the year ended September 30, 2001, respectively. Tanisys’ working capital was $0.6 million and $2.0 million at March 31, 2002 and September 30, 2001, respectively, which contemplates continuation of Tanisys as a going concern. Tanisys raised additional capital in August 2001 necessary to continue its operations. The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of Tanisys’ revenues and its operations. No assurances can be made that Tanisys will be able to continue its operations or that additional capital may be raised.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

Note 4. Investments in Affiliates

     Investments in affiliates is comprised of the following (in thousands):

	June 30, 2002	December 31, 2001
Investment in Princeton:
Cash investments	$77,547	$73,697
In-process research and development costs	(4,465)	(4,465)
Amortization and equity loss pick-up	(57,928)	(41,372)
Impairment of investment	(1,777)	(1,777)
Redemption of investment	(1,471)	—
Other	(1,075)	(805)

Net investment in Princeton	10,831	25,278

Investment in Sharps Compliance Corp.:
Cash investments	770	770
Other	2	2

Net investment in Sharps Compliance Corp.	772	772

Investment in Microbilt Corp.:
Equity investments	348	348
Other	6	6

Net investment in Microbilt Corp.	354	354

Total investments in affiliates	$11,957	$26,404

Note 5. Comprehensive Loss

     In January 2001, the Company invested $15.0 million in a portfolio of fixed income securities. The Company classified these investments as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These available-for-sale securities were measured at fair value, with unrealized holding gains (losses) included as a component of other comprehensive loss, in accordance with SFAS No. 130, “Reporting Comprehensive Income”. During the quarter ended June 30, 2001, the Company sold $1.5 million of the investments and subsequently reinvested the $1.5 million in the investments during the same quarter.

     During the quarter ended June 30, 2001, the Company incurred unrealized losses on the investments in available-for-sale securities of $35,000, net of income tax expense of $21,000, and a reclassification adjustment for gains of $9,000 (included in net loss), net of income tax expense of $4,000, for a total comprehensive loss of $7,060,000. During the six months ended June 30, 2001, the Company incurred unrealized gains on the investments in available-for-sale securities of $88,000, net of income tax expense of $51,000, and a reclassification adjustment for gains of $9,000 (included in net loss), net of income tax expense of $4,000, for a total comprehensive loss of $8,904,000. These investments in fixed income securities were sold in September 2001 due to changes in the market conditions of fixed income securities.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

Note 6. Investment in Unconsolidated Affiliate

Summarized Financial Information

     The Company has made numerous investments in Princeton since September 1998. The Company’s ownership percentage of the outstanding stock of Princeton was 57.7% and 41.5% as of March 31, 2002 and September 30, 2001, respectively. The Company accounts for its investment in Princeton under the equity method of accounting (as the Company does not exhibit control over Princeton) and records the equity in net loss of Princeton on a three-month lag.

     Princeton’s summarized balance sheets as of March 31, 2002 and September 30, 2001 are as follows (in thousands):

	March 31, 2002	September 30, 2001
Current assets	$36,714	$20,496
Non-current assets	20,527	21,175
Current liabilities	46,528	44,794
Non-current liabilities	970	408
Mandatorily redeemable convertible
preferred stock	15,281	65,645

     Princeton’s statements of operations for the quarter and six months ended March 31, 2002 and 2001 have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the quarter and six months ended June 30, 2002 and 2001, respectively. Princeton’s summarized statements of operations are as follows (in thousands):

	Quarters Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Total revenues	$6,408	$4,902	$12,151	$9,032
Gross profit	2,295	689	3,605	1,172
Loss from operations	(4,192)	(8,414)	(25,048)	(20,853)
Net loss	(4,263)	(8,290)	(26,648)	(20,537)

     The loss from operations of $25.0 million for the six months ended March 31, 2002, includes impairment charges totaling $10.6 million. Approximately $7.8 million of the impairment charges relate to the implementation of a strategic restructuring plan to streamline Princeton’s operations by reducing operating expenses primarily through workforce reductions and renegotiating significant contracts and leases. The components of the restructuring charges include $4.1 million for employee separations, $3.3 million for contract settlements and $0.4 million for facility closings. The additional impairment charges relate to the write-down of a portion of the asset value of Princeton’s property and equipment. The impairment was recognized as the future undiscounted cash flows for Princeton were estimated to be insufficient to recover the related carrying values of the property and equipment.

Equity Financing

     In June 2002, Princeton completed a $10.0 million equity financing with an outside financial investor. This equity financing completes an aggregate $31.0 million equity financing, which commenced

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

during the quarter ended December 31, 2001. The funds are expected to be used for the development of more advanced billing and payment technologies, products and services, as well as for working capital purposes. Subsequent to this financing, the Company's ownership of the outstanding and fully diluted shares (considering all issued options and warrants as of June 30, 2002) of Princeton was 38.3% and 37.4%, respectively.

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

     The pro forma adjustments to the Company’s financial statements relate to the additional equity in net loss of affiliates the Company would have recorded had Princeton acquired Quicken Bill Manager at the beginning of the period presented. The following pro forma financial information for the Company is provided for the six months ended June 30, 2001, based upon the assumption that Princeton had acquired Quicken Bill Manager as of October 1, 1999.

     For the six months ended June 30, 2001, the Company recorded equity in net loss of affiliates of $8.2 million, loss from continuing operations before income tax benefit of $11.3 million, net loss from continuing operations of $10.5 million and net loss of $9.0 million. The basic and diluted net loss from continuing operations per share and net loss per share were $0.30 and $0.26, respectively. Had the transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of affiliates of $6.5 million. Including the pro forma adjustment, the Company would have recorded total equity in net loss of affiliates of $14.7 million, loss from operations before income tax benefit of $17.8 million, net loss from continuing operations of $17.0 million and net loss of $15.5 million. The basic and diluted net loss from continuing operations per share and net loss per share would have been $0.48 and $0.44, respectively.

     During the quarter ended March 31, 2002, Princeton suspended its development of the Quicken Bill Manager as a result of an overall corporate shift in focus and an effort to reduce expenditures. Princeton continues to retain front-end technology acquired from Intuit, but is currently placing greater emphasis on its core transaction processing businesses.

Note 7. Discontinued Operations

     In June 2002, the Company filed its federal income tax return with the Internal Revenue Service for the tax fiscal year ended September 30, 2001 (which includes the Transaction completed in October 2000, as discussed in Note 1). Upon completion of this return, the Company filed a refund claim totaling $2.2 million. The Company received the $2.2 million refund in July 2002. The income tax refund is reflected as net income from disposal of discontinued operations in the quarter ended June 30, 2002, as the refund relates to those companies sold in the Transaction.

     The Company continually reviews the accruals related to discontinued operations to assess the adequacy of the accruals. During the six months ended June 30, 2001, the Company reduced such accruals and recognized income from the disposal of discontinued operations of $1.5 million, based upon estimates of future liabilities related to the divested entities. The $1.5 million is reflected as net income from disposal of discontinued operations in the six months ended June 30, 2001.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

Note 8. Commitments and Contingencies

     During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road, Princeton, New Jersey. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. During the quarter ended June 30, 2002, the landlord of the office space has agreed, subject to lender approval, to replace the Company’s guarantee with an alternative security. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that the lease guarantee will be exercised.

Note 9. Related Party Transactions

     In April 2000, the Company’s Board of Directors approved a restricted stock grant to the Company’s CEO. The restricted stock grant consists of Princeton stock, equal to 2% of Princeton’s fully diluted shares. The restricted stock grant vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $150,000 and $150,000 during the quarters ended June 30, 2002 and 2001, respectively, and $300,000 and $300,000 during the six months ended June 30, 2002 and 2001, respectively, as compensation expense related to the stock grant. The Company estimates it will recognize $600,000 as compensation expense related to the stock grant during the year ending December 31, 2002.

     The Company’s CEO served as Chairman of the Board of Tanisys at the time of the Company’s investment in Tanisys and until his resignation in February 2002. The Company also appointed the Company’s CFO and one of its Board members to the Board of Tanisys. In March 2002, upon the resignation of the Company’s CEO as Chairman of the Board of Tanisys, another member of the Company’s Board became Tanisys’ Chairman of the Board and CEO. This Board member is entitled to receive approximately $15,000 per month from Tanisys as compensation for such services. As of June 30, 2002, this Board member has received payments totaling $42,000 of the total $59,000 of costs incurred. Three of the four members of the Board of Tanisys are officers or directors of the Company.

     The Company’s CEO also serves as Chairman of the Board of Princeton. The Company’s CFO served on the Board of Princeton from August 2001 until June 2002.

     The Company’s CEO and one of its Board members serve on the Board of Sharps Compliance Corp. (“Sharps”) and did so at the time the Company invested in Sharps. The Company’s CFO serves as an advisor to the Board of Sharps.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
AND RESULTS OF OPERATIONS

General

     The following is a discussion of the interim condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), for the quarter and six months ended June 30, 2002. It should be read in conjunction with the unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended December 31 and references to quarterly periods refer to the Company’s fiscal quarter ended June 30.

Results of Operations

Continuing Operations

     For the quarter and six months ended June 30, 2002, revenues are generated by the Company’s consolidated affiliate Tanisys Technology, Inc. (“Tanisys”) and are comprised of sales of production-level equipment along with related hardware and software, less returns and discounts. For the quarter and six months ended June 30, 2001, revenues were generated by the Company’s former subsidiary FIData, Inc. (“FIData”) and were comprised of transaction fees for processing loan applications, implementation fees for new customers and a variety of customer service related fees.

     Cost of revenues for the quarter and six months ended June 30, 2002, are generated by Tanisys and are comprised of the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs. Cost of revenues for the quarter and six months ended June 30, 2001, were generated by FIData and consisted of the costs incurred to offer a variety of customer service opportunities to its customers.

     Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the quarter ended June 30, 2002, were $1.3 million ($0.9 million for corporate expenses and $0.4 million for Tanisys’ expenses), compared to $2.4 million for the quarter ended June 30, 2001 ($1.0 million for corporate expenses and $1.4 million for FIData’s expenses). For the quarter ended June 30, 2002, the cash portion of the corporate expenses was $0.7 million of the total corporate expenses of $0.9 million. SG&A expenses for the six months ended June 30, 2002, were $2.7 million ($1.9 million for corporate expenses and $0.8 million for Tanisys’expenses), compared to $4.5 million for the six months ended June 30, 2001 ($1.9 million for corporate expenses and $2.6 million for FIData’s expenses). For the six months ended June 30, 2002, the cash portion of the corporate expenses was $1.4 million of the total corporate expenses of $1.9 million.

     Research and development (“R&D”) expenses, generated entirely by Tanisys’ operations, consist of all costs associated with the engineering design and testing of new technologies and products. These costs reflect the ongoing development of test systems for both Double Data Rate (“DDR”) and Flash memory technologies, as well as a new distributed networking architecture that can be applied to all memory technologies.

     Net other expense totaled $0.7 million in the quarter ended June 30, 2002, compared to $4.5 million in the quarter ended June 30, 2001. Net other expense for the quarter ended June 30, 2002, primarily included (i) the equity in net loss of Princeton of $2.3 million, (ii) consulting income from Platinum of $0.9 million, (iii) receipt of payment on a promissory note of $0.3 million from an Austin, Texas-based technology company and (iv) the minority interest of $0.5 million related to Tanisys. Net other expense for the quarter ended June 30, 2001, primarily included the equity in net loss of Princeton of $5.8 million and consulting income from Platinum of $0.9 million.

Discontinued Operations

     During the quarter ended June 30, 2002, the Company filed a federal income tax refund with the Internal Revenue Service totaling $2.2 million. The Company received the $2.2 million refund in July 2002. The income tax refund is reflected as net income from disposal of discontinued operations in the quarter ended June 30, 2002.

     The Company continually reviews the accruals related to discontinued operations to assess the adequacy of the accruals. During the six months ended June 30, 2001, the Company reduced such accruals and recognized income from the disposal of discontinued operations of $1.5 million, based upon estimates of future liabilities related to the divested entities. The $1.5 million is reflected as net income from disposal of discontinued operations in the six months ended June 30, 2001.

Princeton

     Princeton’s revenues increased to $6.4 million during the quarter ended March 31, 2002, from $4.9 million during the quarter ended March 31, 2001. Revenues for the six months ended March 31, 2002 also increased to $12.2 million, from $9.0 million during the six months ended March 31, 2001. These increases are due to the increase in its customer base coupled with an increase in adoption rates experienced in the electronic bill presentment and payment industry. Princeton’s net loss of $4.3 million for the quarter ended March 31, 2002 decreased from the $8.3 million net loss for the quarter ended March 31, 2001. The decrease in the net loss is the result of the increase in revenues generated as well as the reductions in expenses made during 2002. Princeton’s net loss for the six months ended March 31, 2002 of $26.6 million increased from the $20.5 million net loss for the six months ended March 31, 2001. The net loss for the six months ended March 31, 2002 included impairment charges totaling $10.6 million, related to employee separations, contract settlements and facility closings. Excluding these impairments charges, the net loss decreased by $4.5 million.

Liquidity and Capital Resources

     The Company’s cash balance decreased to $6.6 million at June 30, 2002, from $8.6 million at December 31, 2001. This decrease is primarily related to the $3.9 million invested in Princeton during the six months ended June 30, 2002, offset by the $1.5 million redemption of the Company’s investment in Princeton. The Company’s working capital position decreased to $8.9 million at June 30, 2002, from $9.5 million at December 31, 2001. The decrease in the working capital was primarily attributable to the decrease in the cash balance, offset by the increase in the income tax receivable. Net cash provided by operating activities for the six months ended June 30, 2002, was $1.5 million, compared to net cash used in operating activities of $2.2 million for the six months ended June 30, 2001.

     There were no capital expenditures during the six months ended June 30, 2002. The Company anticipates minimal capital expenditures before acquisitions, if any, during the year ended December 31, 2002. The Company believes it will be able to fund expenditures with cash on hand.

Corporate

     During the six months ending December 31, 2002, the Company’s corporate cash balance ($6.4 million at June 30, 2002, excluding Tanisys’ cash) is expected to increase as a result of (i) the receipt of the $2.2 million income tax refund in July 2002 and (ii) the receipt of the $1.3 million consulting income from Platinum through October 2002. The total cash inflow of $3.5 million is expected to be more than the anticipated cash expenditures of $1.3 million (comprised of corporate cash expenses) for the six months ending December 31, 2002. The anticipated cash receipts and expenditures are expected to result in a cash balance of approximately $8.5 million at December 31, 2002.

Princeton

     During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road, Princeton, New Jersey. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. During the quarter ended June 30, 2002, the landlord of the office space has agreed, subject to lender approval, to replace the Company’s guarantee with an alternative security. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that the lease guarantee will be exercised.

Tanisys

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

     Numerous factors affect Tanisys’ operating results, including, but not limited to, general economic conditions, competition, the uncertainty of the semiconductor market and changing technologies. All of these factors have had an adverse effect on Tanisys’ financial position, results of operations and cash flows. Tanisys incurred operating losses of $1.2 million and $2.1 million for the six months ended March 31, 2002 and the year ended September 30, 2001, respectively. Tanisys’ working capital was $0.6 million and $2.0 million at March 31, 2002 and September 30, 2001, respectively, which contemplates continuation of Tanisys as a going concern. Tanisys raised additional capital in August 2001 necessary to continue its operations. The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of Tanisys’ revenues and its operations. No assurances can be made that Tanisys will be able to continue its operations or that additional capital may be raised.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of June 30, 2002, because the Company’s intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not currently involved in any material litigation, claims or assessments.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s 2002 Annual Meeting of Stockholders was held on June 6, 2002, in San Antonio, Texas. At the meeting, the Company’s stockholders elected two directors to each serve a three-year term expiring in 2005.

     The following table summarizes the number of votes cast for or withheld from each matter.

ELECTION OF DIRECTORS

Name	Total Votes For	Total Votes Withheld
Parris H. Holmes, Jr.	25,895,849	2,379,112
Justin L. Ferrero	25,635,056	2,498,275

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification by Chief Executive Officer in Accordance with Section 906 of Sarbanes-Oxley Act

99.2	Certification by Chief Financial Officer in Accordance with Section 906 of Sarbanes-Oxley Act

(b)	Current Reports on Form 8-K:

Form 8-K, dated July 2, 2002, filed July 5, 2002, announcing the engagement of Burton, McCumber & Cortez, L.L.P. as the Company’s independent auditors for the year ending December 31, 2002.

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP. (Registrant)

Date: August 14, 2002	By: /s/ DAVID P. TUSA
David P. Tusa Executive Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized and principal financial officer)

