Form 10-Q
period 2002-09-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2002-10-29
CIK 1013706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 0-28536 NEW CENTURY EQUITY HOLDINGS CORP. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2781950 (I.R.S. Employer Identification Number)

10101 Reunion Place, Suite 450, San Antonio, Texas (Address of principal executive offices)	78216 (Zip code)

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

     Indicated below is the number of shares outstanding of the registrant’s only class of common stock at October 28, 2002:

Title of Class Common Stock, $0.01 par value	Number of Shares Outstanding 34,217,620

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PAGE

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE	18
CERTIFICATION	19

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,169	$8,649
Accounts receivable, net	971	1,431
Inventory	485	1,042
Prepaid and other assets	249	444

Total current assets	10,874	11,566
Property and equipment, net	525	769
Other assets, net	185	838
Investments in affiliates	10,634	26,404

Total assets	$22,218	$39,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$534
Accrued liabilities	1,162	1,153
Revolving credit note	262	88
Net current liabilities from discontinued operations	131	259

Total current liabilities	2,220	2,034
Executive deferred compensation and other liabilities	39	759
Long-term debt to minority stockholders, net of discount and minority
interest in consolidated affiliate	265	207

Total liabilities	2,524	3,000
Commitments and contingencies
Minority interest in consolidated affiliate	—	1,228
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
no shares issued or outstanding at September 30 or December 31	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized;
34,217,620 and 34,205,920 shares issued and outstanding at
September 30 and December 31, respectively	342	342
Additional paid-in capital	70,346	70,342
Accumulated deficit	(50,994)	(35,335)

Total stockholders’ equity	19,694	35,349

Total liabilities and stockholders' equity	$22,218	$39,577

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenues	$889	$169	$2,319	$440
Cost of revenues	983	188	1,727	564

Gross (loss) profit	(94)	(19)	592	(124)
Selling, general and administrative expenses	1,069	2,274	3,764	6,766
Research and development expenses	285	—	1,296	—
Depreciation and amortization expenses	65	551	218	1,593
Impairment loss	—	4,651	—	4,651

Operating loss from continuing operations	(1,513)	(7,495)	(4,686)	(13,134)

Other income (expense):
Interest (expense) income, net	(169)	351	(478)	962
Equity in net loss of affiliates	(1,189)	(7,041)	(17,745)	(15,229)
Consulting income	938	938	2,814	2,814
Realized gains on available-for-sale securities	—	553	—	566
Other income, net	48	670	649	676
Minority interest in consolidated affiliate	543	—	1,611	—

Total other income (expense), net	171	(4,529)	(13,149)	(10,211)

Loss from continuing operations before income
tax (expense) benefit	(1,342)	(12,024)	(17,835)	(23,345)
Income tax (expense) benefit	—	(200)	—	638

Net loss from continuing operations	(1,342)	(12,224)	(17,835)	(22,707)

Discontinued operations:
Net income from disposal of discontinued
operations	—	—	2,176	1,500

Net loss	$(1,342)	$(12,224)	$(15,659)	$(21,207)

Basic and diluted:
Net loss from continuing operations per
common share	$(0.04)	$(0.35)	$(0.52)	$(0.64)
Net income from disposal of discontinued
operations per common share	—	—	0.06	0.04

Net loss per common share	$(0.04)	$(0.35)	$(0.46)	$(0.60)

Weighted average common shares outstanding	34,218	34,646	34,216	35,142

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss from continuing operations	$(17,835)	$(22,707)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	279	1,593
Impairment loss	—	4,651
Equity in net loss of affiliates	17,745	15,229
Amortization of discount on long-term debt to minority stockholders	551	—
Realized gains from sale of available-for-sale securities	—	(566)
Minority interest in consolidated affiliate	(1,611)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	460	4,458
Decrease in inventory	521	—
Decrease (increase) in prepaid and other assets	841	(151)
Increase in accounts payable	132	114
Decrease in accrued liabilities	(764)	(1,907)
Increase (decrease) in other liabilities and other noncash items	369	(43)

Net cash provided by continuing operating activities	688	671
Net cash provided by (used in) discontinued operating activities	2,047	(3,940)

Net cash provided by (used in) operating activities	2,735	(3,269)

Cash flows from investing activities:
Purchases of property and equipment	(6)	(615)
Investments in available-for-sale securities	—	(16,500)
Proceeds from sale of available-for-sale securities	—	17,265
Investment in consolidated affiliate	—	1,379
Investments in and advances to affiliates	(3,849)	(15,000)
Redemption of investments in affiliates	1,471	—
Other investing activities	(9)	(72)

Net cash used in investing activities	(2,393)	(13,543)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	14
Purchases of treasury stock	—	(1,314)
Borrowings on revolving credit note	353	—
Repayments on revolving credit note	(179)	—

Net cash provided by (used in) financing activities	178	(1,300)

Net increase (decrease) in cash and cash equivalents	520	(18,112)
Cash and cash equivalents, beginning of period	8,649	36,478

Cash and cash equivalents, end of period	$9,169	$18,366

Supplemental disclosure of financial information:
Cash paid for interest	$31	$—
Cash paid for income taxes	$—	$500

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

     In October 2000, the Company completed the sale of the Transaction Processing and Software divisions to Platinum Holdings (“Platinum”) of Los Angeles, California (the “Transaction”), for initial consideration of $49.7 million. In conjunction with the Transaction, the Company may be entitled to receive additional consideration consisting of potential royalty payments, assuming the achievement of certain post-closing revenue targets, of $10.0 million related to the LEC Billing division, $5.0 million related to the Aptis division and $5.0 million related to the OSC division. The post-closing revenue target for the LEC Billing division applied to the eighteen-month period subsequent to the Transaction, while the post-closing revenue targets for the Aptis and OSC divisions apply to the three-year period subsequent to the Transaction. In May 2002, it was determined that the post-closing revenue targets for the LEC Billing division were not achieved and therefore, the Company will not receive the corresponding $10.0 million royalty payment. Management cannot assess the probability of the Aptis division or the OSC division achieving its respective post-closing revenue targets necessary to generate any remaining potential royalty payments to the Company.

     The Company is also entitled to receive payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction. The Company has received aggregate payments of $7.2 million for consulting services through September 30, 2002, which have been reported in other income (expense) as consulting income.

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

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

     In conjunction with the completion of Princeton’s equity financing in June 2002, the Company received $1.5 million in proceeds from the redemption of mandatorily redeemable convertible preferred stock of Princeton. In addition, the Company is no longer required to fund its remaining $1.4 million commitment to Princeton. As of September 30, 2002, the Company’s ownership of the outstanding and fully diluted shares (considering all issued options and warrants) of Princeton was 38.2% and 35.2%, respectively.

Note 3. Financial Information of Consolidated Affiliate

     In August 2001, the Company invested $1,060,000 in Tanisys Technology, Inc. (“Tanisys”). For accounting purposes, the Company consolidates Tanisys into the financial statements of the Company under the purchase method of accounting. As the Company is consolidating Tanisys on a three-month lag (due to the difference in fiscal year ends of the Company and Tanisys), Tanisys’ balance sheets as of June 30, 2002 and September 30, 2001, including adjustments made under the purchase method of accounting, have been consolidated with the Company’s balance sheets as of September 30, 2002 and December 31, 2001, respectively. Tanisys’ balance sheets consolidated herein are as follows (in thousands):

	June 30, 2002	September 30, 2001
Cash and cash equivalents	$24	$1,370
Accounts receivable, net	959	601
Inventory:
Raw materials	318	721
Work in process	46	36
Finished goods	121	285

Total inventory	485	1,042
Prepaid and other assets	59	140

Total current assets	1,527	3,153
Property and equipment, net	250	364
Other assets, net	132	148

Total assets	$1,909	$3,665

Accounts payable	$631	502
Accrued liabilities	640	601
Revolving credit note	262	88

Total current liabilities	1,533	1,191
Other liabilities	36	77
Long-term debt to minority stockholders, net of discount
and minority interest in consolidated affiliate	265	207

Total liabilities	$1,834	$1,475

Minority interest in consolidated affiliate	$—	$1,228
Accumulated deficit	$(985)	$(98)

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

     Tanisys’ statements of operations for the quarter and nine months ended June 30, 2002, including adjustments made under the purchase method of accounting, have been consolidated with the Company’s statements of operations for the quarter and nine months ended September 30, 2002, respectively. Tanisys’ statements of operations consolidated herein are as follows (in thousands):

	Quarter ended June 30, 2002	Nine Months ended June 30, 2002

Operating revenues	$889	$2,319
Cost of revenues	983	1,727

Gross (loss) profit	(94)	592
Selling, general and administrative expenses	381	1,196
Research and development expenses	285	1,296
Depreciation and amortization expenses	35	102

Operating loss from continuing operations	(795)	(2,002)
Other income (expense):
Interest expense, net	(203)	(600)
Other income, net	35	28
Minority interest in consolidated affiliate	543	1,611

Total other income, net	375	1,039

Net loss	$(420)	$(963)

Net loss	$(420)	$(963)
Preferred stock dividend	(63)	(184)
Minority interest in consolidated affiliate	63	184

Net loss applicable to common stockholders	$(420)	$(963)

Revolving credit note

     In March 2002, Tanisys entered into a new Accounts Receivable Purchase Agreement (“Debt Agreement”) with Silicon Valley Bank (“Silicon”), replacing the former Accounts Receivable Financing Agreement, to fund accounts receivable and provide working capital up to a maximum of $2.5 million. The applicable interest rate is 1.5% per month of the average daily balance outstanding during the month. As of June 30, 2002, Tanisys owed $262,000 under the Debt Agreement.

Advances

     During the quarter ended September 30, 2002, the Company advanced $43,000 to Tanisys. These advances are due to the Company under the terms of promissory notes bearing interest at twelve percent (12%) and maturing during the quarter ending December 31, 2002.

Inventory write-down

     Due to the decline in the semiconductor business cycle and the impact on revenues since the end of 2000, and continued uncertainty of future sales volumes, Tanisys continues to monitor its inventory levels in light of product development changes and future sales forecasts. As a result, Tanisys recorded an inventory write-down of $0.5 million during the quarter ended June 30, 2002 (included in cost of revenues), for excess and obsolete inventories. In the future, Tanisys may be required to take additional charges for excess and obsolete inventory if the industry downturn causes further reductions to the current inventory valuations or changes the Company’s current product development plans.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

Going Concern

     Numerous factors affect Tanisys’ operating results, including, but not limited to, general economic conditions, competition, the uncertainty of the semiconductor market and changing technologies. All of these factors have had an adverse effect on Tanisys’ financial position, results of operations and cash flows. Tanisys incurred operating losses of $2.0 million and $2.1 million for the nine months ended June 30, 2002 and the year ended September 30, 2001, respectively. At June 30, 2002, Tanisys had minimal cash resources. The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of Tanisys’ revenues and its operations. No assurances can be made that Tanisys will be able to continue its operations.

Note 4. Investments in Affiliates

     Investments in affiliates is comprised of the following (in thousands):

	September 30, 2002	December 31, 2001

Investment in Princeton:
Cash investments	$77,547	$73,697
In-process research and development costs	(4,465)	(4,465)
Amortization and equity loss pick-up	(59,117)	(41,372)
Impairment of investment	(1,777)	(1,777)
Redemption of investment	(1,471)	—
Other	(1,209)	(805)

Net investment in Princeton	9,508	25,278
Investment in Sharps Compliance Corp.:
Cash investments	770	770
Other	2	2

Net investment in Sharps Compliance Corp.	772	772
Investment in Microbilt Corp.:
Equity investments	348	348
Other	6	6

Net investment in Microbilt Corp.	354	354

Total investments in affiliates	$10,634	$26,404

Note 5. Impairment Loss

     During the quarter ended September 30, 2001, the Company evaluated the long-lived assets of its wholly owned subsidiary FIData, Inc. (“FIData”) for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”. The Company compared the net realizable value of the long-lived assets of FIData to the carrying value of those assets to determine the impairment. The Company recorded a $4.7 million impairment expense, which consisted of $4.5 million related to goodwill (carrying value prior to impairment was $4.5 million) and $0.2 million related to capitalized software (carrying value prior to impairment was $0.6 million).

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

Note 6. Comprehensive Loss

     In January 2001, the Company invested $15.0 million in a portfolio of fixed income securities. The Company classified these investments as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These available-for-sale securities were measured at fair value, with unrealized holding gains (losses) included as a component of other comprehensive loss, in accordance with SFAS No. 130, “Reporting Comprehensive Income”. During the quarter ended June 30, 2001, the Company sold $1.5 million of the investments and subsequently reinvested the $1.5 million in the investments during the same quarter. During the quarter ended September 30, 2001, the Company sold all of the investments in fixed income securities due to changes in the market conditions of fixed income securities.

     During the quarter ended September 30, 2001, the Company incurred a reclassification adjustment for gains of $79,000 (included in net loss), net of income tax expense of $47,000. Comprehensive loss equals net loss for the quarter and nine months ended September 30, 2001.

Note 7. Investment in Unconsolidated Affiliate

Summarized Financial Information

     The Company has made numerous investments in Princeton since September 1998. The Company accounts for its investment in Princeton under the equity method of accounting (as the Company does not exhibit control over Princeton) and records the equity in net loss of Princeton on a three-month lag. The Company's ownership percentage of the outstanding stock of Princeton was 38.3% and 41.5% as of June 30, 2002 and September 30, 2001, respectively.

     Princeton’s summarized balance sheets as of June 30, 2002 and September 30, 2001, are as follows (in thousands):

	June 30, 2002	September 30, 2001

Current assets	$29,668	$20,496
Non-current assets	19,074	21,175
Current liabilities	25,429	44,794
Non-current liabilities	783	408
Mandatorily redeemable convertible
preferred stock	31,092	65,645

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

     Princeton’s statements of operations for the quarters and nine months ended June 30, 2002 and 2001, have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the quarters and nine months ended September 30, 2002 and 2001, respectively. Princeton’s summarized statements of operations, including earnings before interest, taxes, depreciation and amortization (“EBITDA”), are as follows (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Total revenues	$8,228	$5,300	$20,379	$14,332
Gross profit	4,119	955	7,724	2,127
Loss from operations	(1,950)	(10,732)	(26,998)	(31,585)
EBITDA	(543)	(9,132)	(21,019)	(27,620)
Net loss	(2,599)	(12,210)	(29,247)	(32,747)

     For the quarter ended June 30, 2002, EBITDA of $(0.5) million includes severance charges totaling $0.2 million related to Princeton’s restructuring plan to streamline its operations. For the nine months ended June 30, 2002, EBITDA of $(21.0) million includes impairment charges totaling $11.7 million. Approximately $8.5 million of the impairment charges relate to the implementation of a strategic restructuring plan to streamline Princeton’s operations by reducing operating expenses primarily through workforce reductions and renegotiating significant contracts and leases. The primary components of the restructuring charges include $5.2 million for employee separations and $3.2 million for contract settlements. The additional impairment charges relate to the write-down of a portion of the asset value of Princeton’s property and equipment. The impairment was recognized as the future undiscounted cash flows for Princeton were estimated to be insufficient to recover the related carrying values of the property and equipment.

Equity Financing

     In June 2002, Princeton completed an aggregate $31.0 million equity financing, which commenced in November 2001. Princeton expects to use the funds for the development of more advanced billing and payment technologies, products and services, as well as for working capital purposes. As of September 30, 2002, the Company’s ownership of the outstanding and fully diluted shares (considering all issued options and warrants) of Princeton was 38.2% and 35.2%, respectively.

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

     The pro forma adjustments to the Company’s financial statements relate to the additional equity in net loss of affiliates the Company would have recorded had Princeton acquired Quicken Bill Manager at the beginning of the period presented. The following pro forma financial information for the Company is provided for the nine months ended September 30, 2001, based upon the assumption that Princeton had acquired Quicken Bill Manager as of October 1, 1999.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

     For the nine months ended September 30, 2001, the Company recorded equity in net loss of affiliates of $15.2 million, loss from continuing operations before income tax benefit of $23.3 million, net loss from continuing operations of $22.7 million and net loss of $21.2 million. The basic and diluted net loss from continuing operations per share and net loss per share were $0.64 and $0.60, respectively. Had the transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of affiliates of $4.1 million. Including the pro forma adjustment, the Company would have recorded total equity in net loss of affiliates of $19.3 million, loss from operations before income tax benefit of $27.4 million, net loss from continuing operations of $26.8 million and net loss of $25.3 million. The basic and diluted net loss from continuing operations per share and net loss per share would have been $0.75 and $0.71, respectively.

     During the quarter ended March 31, 2002, Princeton suspended its development of the Quicken Bill Manager as a result of an overall corporate shift in focus and an effort to reduce expenditures. Princeton continues to retain front-end technology acquired from Intuit, but is currently placing greater emphasis on its core transaction processing businesses.

Note 8. Discontinued Operations

     In June 2002, the Company filed its federal income tax return with the Internal Revenue Service for the tax fiscal year ended September 30, 2001 (which includes the Transaction completed in October 2000, as discussed in Note 1). The Company received a refund claim totaling $2.2 million in July 2002. The income tax refund is reflected as net income from disposal of discontinued operations during the nine months ended September 30, 2002, as the refund relates to those companies sold in the Transaction.

     The Company continually reviews the accruals related to discontinued operations to assess the adequacy of the accruals. During the nine months ended September 30, 2001, the Company reduced such accruals and recognized income from the disposal of discontinued operations of $1.5 million, based upon estimates of future liabilities related to the divested entities. The $1.5 million is reflected as net income from disposal of discontinued operations during the nine months ended September 30, 2001.

Note 9. Commitments and Contingencies

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

Note 10. Related Party Transactions

     In April 2000, the Company’s Board of Directors approved a restricted stock grant to the Company’s CEO. The restricted stock grant consists of Princeton stock, equal to 2% of Princeton’s fully diluted shares. The restricted stock grant vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $150,000 and $150,000 during the quarters ended September 30, 2002 and 2001, respectively, and $450,000 and $450,000 during the nine months ended September 30, 2002 and 2001, respectively, as compensation expense related to the stock grant. The Company estimates it will recognize $600,000 as compensation expense related to the stock grant during the year ending December 31, 2002.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

     The Company’s CEO served as Chairman of the Board of Tanisys at the time of the Company’s investment in Tanisys and until his resignation in February 2002. Upon his resignation as Chairman of the Board of Tanisys, a member of the Company’s Board became Tanisys’ Chairman of the Board and CEO. This Board member is entitled to receive approximately $15,000 per month from Tanisys as compensation for such services. As of September 30, 2002, Habitek International, Inc. (a company owned by this Board member) has received payments totaling $42,000 of the total $105,000 of costs incurred. The Company also appointed the Company’s CFO and another one of its’ Board members to the Board of Tanisys. As such, three of the four members of the Board of Tanisys are officers or directors of the Company.

     The Company’s CEO serves as a member of the Board of Princeton. The Company’s CFO served as a member of the Board of Princeton from August 2001 until June 2002.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

     The following is a discussion of the interim condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), for the quarter and nine months ended September 30, 2002. It should be read in conjunction with the unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended December 31 and references to quarterly periods refer to the Company’s fiscal quarter ended September 30.

Results of Operations

Continuing Operations

     For the quarter and nine months ended September 30, 2002, revenues are generated by the Company’s consolidated affiliate Tanisys Technology, Inc. (“Tanisys”) and are comprised of sales of production-level equipment along with related hardware and software, less returns and discounts. For the quarter and nine months ended September 30, 2001, revenues were generated by the Company’s former subsidiary FIData, Inc. (“FIData”) and were comprised of transaction fees for processing loan applications, implementation fees for new customers and a variety of customer service related fees.

     Cost of revenues for the quarter and nine months ended September 30, 2002, are generated by Tanisys and are comprised of the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs. Cost of revenues for 2002 includes a $0.5 million inventory write-down for excess and obsolete inventories of Tanisys, due to the decline in the semiconductor industry and the uncertainty of future sales volumes. Cost of revenues for the quarter and nine months ended September 30, 2001, were generated by FIData and consisted of the costs incurred to offer a variety of customer service opportunities to its customers.

     Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the quarter ended September 30, 2002, were $1.1 million ($0.7 million for corporate expenses and $0.4 million for Tanisys’ expenses), compared to $2.3 million for the quarter ended September 30, 2001 ($1.0 million for corporate expenses and $1.3 million for FIData’s expenses). For the quarter ended September 30, 2002, the cash portion of the corporate expenses was $0.5 million of the total corporate expenses of $0.7 million. SG&A expenses for the nine months ended September 30, 2002, were $3.8 million ($2.6 million for corporate expenses and $1.2 million for Tanisys’ expenses), compared to $6.8 million for the nine months ended September 30, 2001 ($2.9 million for corporate expenses and $3.9 million for FIData’s expenses). For the nine months ended September 30, 2002, the cash portion of the corporate expenses was $2.0 million of the total corporate expenses of $2.6 million.

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

     Net other income totaled $0.2 million during the quarter ended September 30, 2002, compared to net other expense of $4.5 million during the quarter ended September 30, 2001. Net other income for the quarter ended September 30, 2002, primarily included (i) the equity in net loss of Princeton of $1.2 million, (ii) consulting income from Platinum of $0.9 million and (iii) the minority interest of $0.5 million related to Tanisys. Net other expense for the quarter ended September 30, 2001, primarily included (i) the equity in net loss of Princeton of $7.0 million, (ii) consulting income from Platinum of $0.9 million and (iii) the realized gains from the sales of the available-for-sale securities of $0.6 million.

Discontinued Operations

     In June 2002, the Company filed its federal income tax return with the Internal Revenue Service for the tax fiscal year ended September 30, 2001. The Company received a refund claim totaling $2.2 million in July 2002. The income tax refund is reflected as net income from disposal of discontinued operations during the nine months ended September 30, 2002, as the refund relates to those companies sold in the Transaction.

     The Company continually reviews the accruals related to discontinued operations to assess the adequacy of the accruals. During the nine months ended September 30, 2001, the Company reduced such accruals and recognized income from the disposal of discontinued operations of $1.5 million, based upon estimates of future liabilities related to the divested entities. The $1.5 million is reflected as net income from disposal of discontinued operations in the nine months ended September 30, 2001.

Princeton

     Princeton’s revenues increased to $8.2 million during the quarter ended June 30, 2002, from $5.3 million during the quarter ended June 30, 2001. Revenues for the nine months ended June 30, 2002, increased to $20.4 million from $14.3 million during the nine months ended June 30, 2001. The increases in revenue are due to the increase in Princeton’s customer base coupled with an increase in adoption rates experienced in the electronic bill presentment and payment industry. Princeton’s net loss of $2.6 million for the quarter ended June 30, 2002 decreased from the $12.2 million net loss for the quarter ended June 30, 2001. The decrease in the net loss is the result of the increase in revenues generated as well as the reductions made to operating expenses during 2002. Princeton’s net loss of $29.2 million for the nine months ended June 30, 2002, decreased from the $32.7 million net loss for the nine months ended June 30, 2001. The net loss for the nine months ended June 30, 2002, included impairment charges totaling $11.7 million, related to the impairment of property and equipment, employee separations and contract settlements.

Liquidity and Capital Resources

     The Company’s cash balance increased to $9.2 million at September 30, 2002, from $8.6 million at December 31, 2001. This increase is primarily related to the $2.2 million income tax refund and the $1.5 million redemption of the Company’s investment in Princeton, offset by the $3.9 million invested in Princeton. The Company’s working capital position decreased to $8.7 million at September 30, 2002, from $9.5 million at December 31, 2001. The decrease in the working capital was primarily attributable to the decrease in the inventory balance. Net cash provided by operating activities for the nine months ended September 30, 2002, was $2.7 million, compared to net cash used in operating activities of $3.3 million for the nine months ended September 30, 2001.

     Capital expenditures totaled $6,000 during the nine months ended September 30, 2002. The Company anticipates minimal capital expenditures before acquisitions, if any, during the quarter ending December 31, 2002. The Company believes it will be able to fund future expenditures with cash on hand.

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

Tanisys

     In March 2002, Tanisys entered into a new Accounts Receivable Purchase Agreement (“Debt Agreement”) with Silicon Valley Bank (“Silicon”), replacing the former Accounts Receivable Financing Agreement, to fund accounts receivable and provide working capital up to a maximum of $2.5 million. The applicable interest rate is 1.5% per month of the average daily balance outstanding during the month. As of June 30, 2002, Tanisys owed $262,000 under the Debt Agreement.

     Numerous factors affect Tanisys’ operating results, including, but not limited to, general economic conditions, competition, the uncertainty of the semiconductor market and changing technologies. All of these factors have had an adverse effect on Tanisys’ financial position, results of operations and cash flows. Tanisys incurred operating losses of $2.0 million and $2.1 million for the nine months ended June 30, 2002 and the year ended September 30, 2001, respectively. At June 30, 2002, Tanisys had minimal cash resources. The current economic slowdown continues in the worldwide semiconductor industry resulting in concern over the sustainability of Tanisys’ revenues and its operations. No assurances can be made that Tanisys will be able to continue its operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of September 30, 2002, because the Company’s intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

Item 4. Controls and Procedures

     Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

PART II OTHER INFORMATION Item 1. Legal Proceedings The Company is not currently involved in any material litigation, claims or assessments. Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Not applicable

(b)	Current Reports on Form 8-K:

Form 8-K, dated August 15, 2002, filed August 16, 2002, announcing the receipt from The Nasdaq Stock Market, Inc. of a 180-day extension to regain compliance with the listing requirements.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP. (Registrant)

Date: October 28, 2002	By: /s/ DAVID P. TUSA
David P. Tusa Executive Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized and principal financial officer)

CERTIFICATION I, Parris H. Holmes, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Century Equity Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002	/s/ PARRIS H. HOLMES JR.
Parris H. Holmes, Jr. Chairman of the Board and Chief Executive Officer

CERTIFICATION I, David P. Tusa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Century Equity Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002	/s/ DAVID P. TUSA
David P. Tusa Executive Vice President Chief Financial Officer and Corporate Secretary

