Form 10-K
period 2002-12-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2003-03-31
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ___________

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
|X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). |_| Yes |X| No

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant as of June 30, 2002 was $15,397,929.

As of March 25, 2003, the Registrant had 34,217,620 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on June 5, 2003, are incorporated by reference in Part III hereof.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2002

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

The Company provides access to all of its filings with the Securities and Exchange Commission (“SEC”) through its website at www.newcenturyequity.com, as soon as reasonably practicable after the reports are filed with the SEC. These filings are also available free of charge through the Company’s investor relations department.

Introduction

New Century Equity Holdings Corp., formerly Billing Concepts Corp., (collectively, the “Company”) is focused on high-growth companies. The Company has an equity interest in Princeton eCom Corporation (“Princeton”), which offers electronic bill presentment and payment services via the internet and telephone. In August 2001, the Company purchased an interest in Tanisys Technology, Inc. (“Tanisys”), which designs, manufactures and markets production level automated test equipment for a wide variety of memory technologies. The Company sold its interest in Tanisys in February 2003. The Company has an equity interest in Sharps Compliance Corp. (“Sharps”), which provides cost-effective medical-related disposal solutions for the healthcare, retail, residential and hospitality industries. Through its former wholly owned subsidiary FIData, Inc. (“FIData”), the Company provided Internet-based automated loan approval products to the financial services industries. In October 2001, the Company exchanged 100% of its stock of FIData for an equity interest in Microbilt Corporation (“Microbilt”). The Company’s holdings as of December 31, 2002, are summarized as follows (in thousands):

Investment	Ownership %	Gross Investment	Net Book Value

Princeton	38.0%	$77,547	$8,227
Tanisys	36.2%	$1,103	$43
Sharps	7.1%	$770	$772
Microbilt	9.0%	$348	$354

In October 2000, the Company completed the sale of its Transaction Processing and Software divisions to Platinum Holdings (“Platinum”) of Los Angeles, California (the “Transaction”), for initial consideration of $49.7 million. In conjunction with the Transaction, the Company may be entitled to receive additional consideration consisting of potential royalty payments, assuming the achievement of certain post-closing revenue targets, of $10.0 million related to the LEC Billing division, $5.0 million related to the Aptis division and $5.0 million related to the OSC division. The post-closing revenue target for the LEC Billing division applied to the eighteen-month period subsequent to the Transaction, while the post-closing revenue targets for the Aptis and OSC divisions apply to the three-year period subsequent to the Transaction. During 2002, it was determined that the post-closing revenue targets for the LEC Billing division were not achieved and, therefore, the Company did not receive the corresponding $10.0 million royalty payment. Management continues to monitor the revenue achievements of the Aptis and OSC divisions, but does not believe it is likely that either division will achieve the post-closing revenue targets necessary to generate a potential royalty payment to the Company. The Company also received payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which have been reported in other income (expense) as consulting income.

Continuing Operations – Princeton

Since 1998, the Company has made multiple investments in Princeton and accounts for its investments under the equity method of accounting. The Company’s ownership percentage of the outstanding and fully diluted shares (considering all issued options and warrants) of Princeton as of December 31, 2002, was approximately 38.0% and 32.9%, respectively.

Products

Princeton provides electronic bill presentment and payment (“EBPP”) solutions to businesses and financial institutions serving their consumers or other businesses. Princeton’s primary solutions include the following:

•          Electronic Collection (eCollect): The electronic withdrawal of authorized funds from a customer’s credit card or bank account for the purposes of paying a delinquent account or making a one-time electronic bill payment. eCollect is accessible through a website, the telephone or a customer service specialist.

•          Consumer Billing (ePaybill): An integrated electronic billing solution that presents a bill to a customer electronically, through a biller’s website, and allows a customer to execute an electronic payment.

•          Business Billing (ePaybill Plus): An interactive electronic invoicing solution that eases the ability for small business customers or service companies with recurring monthly bills to receive and pay invoices.

•          Electronic Payment (Pay Anyone): Cost-effective, back office payment processing that integrates with a customer’s online banking service or home banking software provider.

•          Electronic Balance Transfer (eBalance Transfer): The transfer of outstanding balances to the customer’s credit services. Credit card and other balances, such as home equity loans, can be transferred electronically and consolidated into one credit service.

•          Electronic Lockbox (eLockbox): An error-detection platform designed to search for and correct errors prior to posting to the accounts receivable system.

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

Competition

The market for EBPP is highly competitive. Princeton competes with other providers and developers of EBPP solutions and services, as well as the internal departments of companies that choose to develop their own EBPP solutions. Two of Princeton’s competitors are large organizations with greater financial resources. To date, Princeton has successfully competed with its competitors. Companies that offer broad solution capability have the opportunity to gain significant market share and establish long-term relationships with industry players. The principal competitive factors in Princeton’s market include responsiveness to client needs, timeliness of implementation, quality of service and technical expertise. The ability to compete depends on a number of competitive factors outside Princeton’s control. Some of these factors include comparable services and products, the extent of competitors’ responsiveness to customer needs and the ability of Princeton’s competitors to hire, retain and motivate key personnel.

Continuing Operations – Sharps

In October 2001, the Company made a $770,000 cash investment in the common stock of Sharps. The Company accounts for its investment in Sharps under the cost method of accounting. As of December 31, 2002, the Company owned approximately 7.1% of the outstanding common stock of Sharps. In January 2003, the Company purchased an additional 200,000 shares of common stock of Sharps, thereby increasing its ownership percentage to 9.0%.

Products

Sharps focuses on developing cost-effective, logistical and educational solutions for the healthcare and non-healthcare institutional industries. Sharps’ products include the Sharps Disposal by Mail System™, Pitch It™ IV Poles, Trip LesSystem™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps SureTemp Tote™ and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

•          Sharps Disposal by Mail Systems™: A comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and retail industries.

•          Pitch It™ IV Poles: A cost-effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions. The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies by eliminating the costs and inconvenience of retrieving, cleaning, bagging, tagging and storing of traditional IV poles.

•          Trip LesSystem™: A solution for the home healthcare (commercial) industry that eliminates costly trips by providers to the patient’s home after therapy has been completed.

•          Sharps Pump Return Box and Sharps Enteral Pump Return Box: Asset return boxes for home healthcare providers that deliver and retrieve expensive equipment between the healthcare provider and the patient.

•          Sharps SureTemp Tote™: A disposable cooler that maintains a safe range for temperature-sensitive materials, such as IV medications, used in home infusion.

•          Sharps Environmental Services: Environmental solutions for customers with a wide variety of waste disposal needs, including the destruction and disposal of medical sharps waste, legal/confidential documents, pharmaceutical products and non-hazardous industrial waste.

Markets

Sharps’ target markets include the home healthcare industry, assisted living facilities and dental, veterinarian and physician markets (commercial healthcare); hospitality and other industrial markets (commercial non-healthcare); home self-injectors (retail) and other markets where Sharps’ products and services may be bundled or cross-sold to provide solutions to prospective customers. Sharps is involved in the mission to help separate the potentially infectious medical waste from the regular waste. The repeat order of Sharps’ business and an infrastructure, which is nationwide, has helped drive its growth. Sharps remains flexible and responsive to its customer needs in industries that demand cost-effective and logistical solutions, quick response and technological innovation.

In May 2002, Sharps signed a three-year, renewable agreement with BD Consumer Health Care, a division of Becton, Dickinson and Company (“BD”), the world’s largest syringe manufacturer. The agreement names Sharps as BD Consumer Health Care’s exclusive supplier of sharps disposal by mail systems for retail sale nationally. BD will market the mail-back disposal system to Sharps’ target market of home self-injectors in BD’s syringe boxes, diabetic newsletter and “Getting Started” kits for newly diagnosed diabetics. Sharps is also marketing to the retail customer through a joint sales and marketing agreement with Waste Management, Inc. (“WM”), a leading waste services provider. WM will market Sharps’ disposal by mail systems to WM’s 25 million residential customers.

Industry

The large, fragmented medical waste industry has experienced significant growth since its inception. The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988, which Congress enacted in response to media attention after medical waste washed ashore on beaches, particularly in New York and New Jersey. Since the 1980s, the public and government regulators have increasingly restricted the handling and disposal of medical waste generated by the healthcare industry. Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies, cultures and stocks of infectious agents and blood and blood products. Today, almost all businesses have waste disposal concerns for safety and liability reasons. Regulated waste such as syringes, razor blades, blood borne items, bio-hazard waste spills and other sharps waste can occur in the following situations: treating cuts, abrasions and burns; finding needles, syringes or blood-soaked items in the workplace; laundering blood-soaked linens or finding needles or razor blades in linens; and cleaning up broken glass with blood stains or bio-hazardous waste.

Competition

There are several competitors who offer disposal of medical waste systems such as Stericycle, Inc.; however, no other company focuses primarily on the disposal of sharps medical waste nationally through transport by the United States Postal Service. While Sharps currently does not face any significant competition in the mail sharps disposal business, Sharps must compete with other larger and better financed and capitalized companies.

Continuing Operations – FIData/MicroBilt

Products and Services

The Company, through its former wholly owned subsidiary FIData, provided Internet-based loan approval products to the financial services industry. FIData developed and marketed a loan application engine for use primarily by credit unions and small financial institutions throughout the United States. The loan application engine allowed members of FIData’s customers to complete a customized template via the Internet and submit for review. FIData combined the information submitted on the application with the member’s credit bureau report to proceed through the application review process. FIData applied the underwriting criteria, as established by the applicable customer, to the application and credit bureau report to determine the response of the application. The results of this review allowed FIData to approve the loan application or refer the member to the customer for further consultation.

FIData’s loan application engine could be customized in a number of ways to suit the particular needs of its customers and their products. The loan application engine had been customized to provide loan applications for a variety of consumer loans.

Operations

FIData’s loan application engine was delivered to its customers and their members via the customer’s individual website. Upon entering a customer’s website, the member clicked on the indicated link to route the member to FIData’s website/database. Customers paid FIData on a per-transaction basis. Every loan application processed, whether approved or referred, was deemed a transaction. In some situations, FIData provided additional services for implementation or training required to make the loan application engine operational. If a customer desired some unique enhancements to the loan application engine, FIData’s staff provided the services at an additional fee.

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

Microbilt

In October 2001, the Company completed the merger of FIData into privately held Microbilt. Microbilt provides credit bureau data access and retrieval to the financial, healthcare, leasing, insurance, law enforcement, educational and utilities industries. In exchange for 100% of the stock of FIData, the Company received a 9.0% equity interest in Microbilt. The merger of FIData into Microbilt facilitates the significant operating, marketing and management synergies between the two companies. Microbilt offers the opportunity to provide a broader selection of financial solutions to the customers of FIData.

Continuing Operations - Coreintellect

In March 2000, the Company completed the purchase of a voting preferred stock investment of $6.0 million in Coreintellect, a company that developed and marketed internet-based business-to-business products for the acquisition, classification, retention and dissemination of business-critical knowledge and information. During the year ended December 31, 2001, the Company’s investment in Coreintellect was reduced to $0 by the Company’s portion of Coreintellect’s net losses. Coreintellect ceased operations in August 2001.

Discontinued Operations – Tanisys

In August 2001, the Company purchased 1,060,000 shares of Tanisys’ Series A Preferred Stock for $1.00 per share, of a total 2,575,000 shares purchased, in a private placement financing. As of December 31, 2002, the Company owned approximately 36.2% (based upon its voting interest) of the outstanding shares of Tanisys. For accounting purposes, the Company is deemed to have control of Tanisys and therefore, consolidates the financial statements of Tanisys. The Company consolidates Tanisys’ financial statements on a three-month lag, as the Company has a different year-end than Tanisys. Accordingly, the operating results of Tanisys from the purchase date to September 30, 2002, have been included herein.

In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC (“ATEWW”). ATEWW’s majority shareholder is a leader in the semiconductor testing equipment market. The Company received approximately $0.2 million in exchange for its preferred stock. Accordingly, the operations of Tanisys have been classified as discontinued operations.

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

Industry Overview

The severe economic downturn that began affecting Tanisys in 2001 has had an impact on purchases and capital spending in many of the worldwide markets that Tanisys serves. Tanisys is uncertain as to how long the current downturn may continue in these markets. The demand for semiconductor memory in digital electronic systems had grown significantly over the last several years, according to Dataquest, Semico Research and other market research firms. An increasing demand for greater system performance requires that electronics manufacturers increase the amount of semiconductor memory incorporated into a system.

Factors contributing to the demand for memory include unit sales of personal computers (“PCs”) in the business and consumer market segments, increasing use of PCs to perform memory-intensive graphics tasks, increasingly faster microprocessors, the release of increasingly memory-intensive software and the increasing performance requirements of PCs, workstations, servers and networking and telecommunications equipment. Additionally, there are future high growth requirements for semiconductor memory with the escalating needs of wireless and portable devices such as cell phones, digital cameras, personal digital assistants and other consumer oriented products.

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

Customers, Sales and Marketing

In North America and Europe, a majority of Tanisys’ memory test systems are sold directly to semiconductor and independent memory module manufacturers. In Asia, Tanisys sells its test systems through distribution partners and independent sales representative organizations. Sales to distribution partners are recognized as revenue by Tanisys upon the shipment of products because the distribution partners, like Tanisys’ other customers, have issued purchase orders with fixed pricing and are responsible for payment to Tanisys.

Competition

The memory module and memory test equipment industries are intensely competitive. These markets include a large number of established companies, several of which have achieved a substantial market share. Certain of Tanisys’ competitors in these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition and larger customer bases than Tanisys. In the memory module test systems market, Tanisys competes primarily with companies supplying automatic test equipment. Tanisys also faces competition from new and emerging companies that have recently entered or may in the future, enter the markets in which Tanisys participates.

Research and Development

The management of Tanisys believes that the timely development of new memory test systems and technologies is essential to maintain Tanisys’ competitive position. In the electronics market, Tanisys’ research and development activities are focused primarily on new memory testing technology and continual improvement in its memory test products. Additionally, Tanisys provides research and development services for customers as either joint or contracted development. Tanisys plans to continue to devote substantial research and development efforts to the design of new memory test systems that address the requirements of semiconductor companies, OEMs and independent memory module manufacturers. Tanisys’ research and development expenses were $1.5 million and $0.4 million during the year ended September 30, 2002 and the period from the purchase date to September 30, 2001, respectively, as consolidated herein. A portion of the research and development expense is focused on creating a patent portfolio to protect Tanisys’ intellectual property and to create a competitive edge over its competitors.

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

Discontinued Operations – Transaction Processing

The Company, through its former wholly owned subsidiaries Billing Concepts, Inc., Enhanced Services Billing, Inc., BC Transaction Processing Services, Inc. and Operator Service Company (collectively, “Billing”), provided third-party billing clearinghouse and information management services to the telecommunications industry. Billing maintained contractual billing arrangements with local telephone companies that provided access lines to, and collected for services from, end-users of telecommunication services. Billing processed telephone call records and other transactions and collected the related end-user charges from these local telephone companies on behalf of its customers. This process is known within the industry as “Local Exchange Carrier billing” or “LEC billing”. Billing’s customers included direct dial long distance telephone companies, operator services providers, information providers, competitive local exchange companies, internet service providers and integrated communications services providers.

In general, Billing performed four types of LEC billing services under different billing and collection agreements with the local telephone companies. First, Billing performed direct dial long distance billing, which was the billing of “1+” long distance telephone calls to individual residential customers and small commercial accounts. Although such carriers could bill end-users directly, Billing provided these carriers with a cost-effective means of billing and collecting residential and small commercial accounts through the local telephone companies. Second, Billing offered zero plus – zero minus LEC billing services to customers providing operator services largely to the hospitality, penal and private pay telephone industries. Billing processed records for telephone calls that required operator assistance and/or alternative billing options such as collect and person-to-person calls, third-party billing and calling card billing. Since operator services providers have only the billing number and not the name or address of the billed party, they must have access to the services of the local telephone companies to collect their charges. Billing provided this access to its customers through its contractual billing arrangements with the local telephone companies that bill and collect on behalf of these operator services providers. This service was the original form of local telephone company billing provided by Billing and drove the development of the systems and infrastructure utilized by all of Billing’s LEC billing services. Third, Billing performed enhanced LEC billing services whereby it billed a wide array of charges that could be applied to a local telephone company telephone bill, including charges for 900 access pay-per-call transactions, cellular services, paging services, voice mail services, internet access, caller identification and other nonregulated telecommunications equipment. Finally, in addition to its full-service LEC billing product, Billing also offered billing management services to customers who have their own billing and collection agreements with the local telephone companies. These management services included data processing, accounting, end-user customer service and telecommunication tax processing and reporting.

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

Discontinued Operations – Software

Aptis, Inc. (“Aptis”) developed, marketed and supported convergent billing and customer care software applications primarily to the telecommunications industry. Aptis offered products and services to these companies through licensing agreements and outsourcing arrangements.

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

Employees

As of December 31, 2002, the Company had six full-time corporate employees and no part-time employees. None of the Company’s employees are represented by a union. The Company believes that its employee relations are good.

ITEM 2.         PROPERTIES

As of December 31, 2002, the Company leased approximately 8,000 square feet of space at 10101 Reunion Place, Suite 450, San Antonio, Texas, which serves as the corporate headquarters. The lease expires in January 2004 and has certain renewal options. In February 2002, the Company subleased approximately 3,000 square feet of its office space. The Company believes that its current facilities are adequate to meet its current and future needs.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2002, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.         MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock, par value $0.01 per share (the “Common Stock”), is currently quoted on the Nasdaq SmallCap Market under the symbol “NCEH”. During the period February 8, 2001 to June 20, 2002, the Common Stock was quoted on the Nasdaq National Market under the symbol “NCEH”. Prior to February 8, 2001, the Common Stock was quoted on the Nasdaq National Market under the symbol “BILL”. The table below sets forth the high and low bid prices for the Common Stock from January 1, 2001, through December 31, 2002, as reported by Nasdaq. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

	High	Low

Year Ended December 31, 2001:
1st Quarter	$4.00	$1.00
2nd Quarter	$2.06	$1.00
3rd Quarter	$1.30	$0.41
4th Quarter	$1.17	$0.40

Year Ended December 31, 2002:
1st Quarter	$0.78	$0.39
2nd Quarter	$0.78	$0.14
3rd Quarter	$0.47	$0.29
4th Quarter	$0.39	$0.25

Stockholders

As of March 25, 2003, there were 34,217,620 shares of Common Stock outstanding, held by 545 holders of record. The last reported sales price of the Common Stock on March 25, 2003, was $0.34 per share.

Dividend Policy

The Company has never declared or paid any cash dividends on the Common Stock. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA

The following table presents selected financial and other data for the Company. The statement of operations data for the years ended December 31, 2002 and 2001, the transition quarter ended December 31, 2000 and the years ended September 30, 2000, 1999 and 1998, and the balance sheet data as of December 31, 2002, 2001 and 2000, and September 30, 2000, 1999 and 1998, presented below are derived from the audited Consolidated Financial Statements of the Company. The data presented below for the years ended December 31, 2002 and 2001, the transition quarter ended December 31, 2000 and the year ended September 30, 2000, should be read in conjunction with the Consolidated Financial Statements and the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included in this report.

	Year Ended	Year Ended	Quarter Ended	Year Ended
	December 31,			September 30,

(in thousands, except per share data)	2002	2001	2000	2000	1999	1998

Consolidated Statement of Operations Data:
Operating revenues	$—	$502	$163	$410	$—	$—
Gross (loss) profit	—	(62)	10	61	—	—
Operating loss from continuing operations	(3,560)	(14,590)	(2,316)	(16,303)	(5,421)	(3,344)
Net loss from continuing operations	(18,537)	(38,328)	(5,086)	(26,579)	(5,224)	(4,109)
Net (loss) income from discontinued operations, net of income taxes	(962)	(98)	—	(6,565)	21,046	30,812
Net income (loss) from disposal of discontinued operations, net of income taxes	2,254	2,385	—	(9,277)	—	—
Net (loss) income	(17,245)	(36,041)	(5,086)	(42,421)	15,822	26,703

Basic and diluted (loss) income per common share:
Net loss from continuing operations	$(0.54)	$(1.10)	$(0.13)	$(0.67)	$(0.14)	$(0.12)
Net (loss) income from discontinued operations, net of income taxes	(0.03)	—	—	(0.16)	0.57	0.86
Net income (loss) from disposal of discontinued operations, net of income taxes	0.07	0.07	—	(0.23)	—	—
Net (loss) income	$(0.50)	$(1.03)	$(0.13)	$(1.06)	$0.43	$0.74

Weighted average common shares outstanding	34,217	34,910	38,737	39,909	37,116	35,844

	December 31,			September 30,

(in thousands)	2002	2001	2000	2000	1999	1998

Consolidated Balance Sheet Data:
Working capital	$ 8,455	$ 9,532	$ 32,454	$ 2,968	$ 73,553	$ 60,246
Total assets	20,124	39,577	81,176	97,103	113,417	95,317
Additional paid-in capital	70,346	70,342	90,403	88,819	63,771	60,028
(Accumulated deficit) Retained earnings(1)	(52,581)	(35,335)	706	5,792	48,213	34,141

(1)         The Company has never declared cash dividends on its Common Stock, nor does it anticipate doing so in the foreseeable future.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Business discussion, Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this Report. For purposes of the following discussion, references to yearly periods refer to the Company’s fiscal year ended December 31 for 2002 and 2001 and September 30 for 2000 and prior.

Continuing Operations

Operating Revenues

Operating revenues, generated by the Company’s former wholly owned subsidiary FIData, were comprised of transaction fees for processing loan applications, implementation fees for new customers and a variety of customer service related fees. Operating revenues were $0 for the year ended December 31, 2002, as a result of the sale of FIData in October 2001. For the year ended December 31, 2001, operating revenues totaled $502,000, compared to $410,000 in the year ended September 30, 2000. This increase was primarily related to an increase in the amount FIData charged its customers per transaction processed.

Cost of Revenues

Cost of revenues, also generated by FIData, included the costs incurred to offer a variety of customer service opportunities to its customers. Cost of revenues was $0 for the year ended December 31, 2002, as a result of the sale of FIData in October 2001. Cost of revenues increased to $564,000 during the year ended December 31, 2001, from $349,000 during the year ended September 30, 2000. The increase in cost of revenues was related to additional customer service opportunities made available to FIData’s customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. During the year ended December 31, 2002, SG&A expenses totaled $3.4 million, compared to $7.9 million during the year ended December 31, 2001 and $9.3 million during the year ended September 30, 2000. The decrease in SG&A expenses during 2002 relates to an overall reduction in expenditures and corporate personnel, as well as the sale of FIData in October 2001. During the year ended December 31, 2001, the decrease in SG&A expenses related primarily to efforts to develop a financial services website focused on the credit union industry, which were eliminated during the quarter ended June 30, 2000.

Research and Development

Research and development expenses incurred during the year ended September 30, 2000, were comprised of the salaries and benefits of the employees involved in the development of a financial services website, which were eliminated during the quarter ended June 30, 2000.

Depreciation and Amortization

Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, goodwill and other intangibles. During the year ended December 31, 2002, depreciation and amortization expenses totaled $0.2 million, compared to $1.7 million during the year ended December 31, 2001 and $1.6 million during the year ended September 30, 2000. Depreciation and amortization expenses primarily related to the amortization of the goodwill of FIData during the years ended December 31, 2001 and September 30, 2000. The decrease in depreciation and amortization expenses results from the sale of FIData in October 2001.

Impairment Loss

Impairment loss for the year ended December 31, 2001, includes a $5.0 million impairment related to the long-lived assets of FIData. The impairment loss reflects the difference between the carrying value and the net realizable value of the assets. The impairment loss consisted of $4.5 million related to goodwill (carrying value prior to impairment was $4.5 million) and $0.5 million related to capitalized software (carrying value prior to impairment was $0.8 million).

Net Other Expense

Net other expense totaled $15.0 million in the year ended December 31, 2002, compared to $24.6 million in the year ended December 31, 2001 and $15.0 million in the year ended September 30, 2000. For the year ended December 31, 2002, the decrease in net other expense is primarily related to the reduction in the equity in net loss of Princeton. The increase in net other expense for the year ended December 31, 2001, related primarily to the increased equity in net loss of Princeton (which includes the Company’s portion of a $13.3 million impairment charge recorded by Princeton) and Coreintellect. During the year ended December 31, 2001, the Company also evaluated the realizability of its investment in Princeton. Based upon current private equity markets, the Company determined that its investment in Princeton was impaired by $1.8 million and accordingly, reduced its investment balance.

Income Tax Benefit

The Company’s effective income tax benefit rate was 0% for the year ended December 31, 2002, compared to 2.1% for the year ended December 31, 2001 and 15.1% for the year ended September 30, 2000. The Company’s effective income tax benefit rate was lower than the federal statutory benefit rate due to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes, including the equity in net loss and impairment of affiliates and the amortization and impairment of FIData goodwill.

Princeton

Princeton’s statements of operations for the years ended September 30, 2002 and 2001 and June 30, 2000, have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the years ended December 31, 2002 and 2001 and September 30, 2000, respectively. Princeton’s summarized statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	September 30,		June 30,

(in thousands)	2002	2001	2000

Revenues	$28,559	$19,920	$8,078
Gross profit	11,300	3,442	1,980
Loss from operations	(30,234)	(55,771)	(20,143)
Net loss	(32,462)	(59,435)	(20,097)

For the year ended September 30, 2002, loss from operations of $30.2 million includes special charges totaling $12.5 million. Approximately $9.3 million of the special charges relate to the implementation of a strategic restructuring plan to streamline Princeton’s operations by reducing operating expenses primarily through workforce reductions ($5.8 million) and renegotiating significant contracts and leases ($3.5 million). The additional charges relate to the write-down of a portion of the asset value of Princeton’s property and equipment. The impairment was recognized as the future undiscounted cash flows for Princeton were estimated to be insufficient to recover the related carrying values of the property and equipment.

For the year ended September 30, 2001, loss from operations of $55.8 million includes special charges totaling $13.3 million. Approximately $10.7 million of the special charges relate to the impairment of the long-lived assets acquired through the Quicken Bill Manager acquisition (see further discussion below). The impairment of the long-lived assets was measured by Princeton due to factors including accumulated costs significantly in excess of the amount originally expected, a significant current period operating and cash flow loss and a projection that demonstrated continuing losses associated with these assets. The additional impairment charges of $2.6 million relate to capitalized software license fees used by Princeton to generate revenues from multiple customers. The solutions to generate these revenues were no longer being utilized by Princeton’s customers and, therefore, the assets were impaired.

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

Discontinued Operations

Net Loss from Discontinued Operations

Net loss from discontinued operations for the years ended December 31, 2002 and 2001 relates to the operations of Tanisys that were consolidated beginning in August 2001. Net loss from discontinued operations for the year ended September 30, 2000 relates to the Transaction Processing and Software divisions sold to Platinum in October 2000.

Tanisys

Tanisys’ statements of operations for the year ended September 30, 2002 and from the purchase date through September 30, 2001, have been consolidated in the Company’s statements of operations for the years ended December 31, 2002 and 2001, respectively. Tanisys’ statements of operations consolidated herein are as follows:

(in thousands)	Year ended September 30, 2002	Purchase date through September 30, 2001

Operating revenues	$2,619	$686
Cost of revenues	1,999	367

Gross profit	620	319
Selling, general and administrative expenses	1,511	378
Research and development expenses	1,506	411
Depreciation and amortization expenses	139	16

Operating loss from discontinued operations	(2,536)	(486)
Other income (expense):
Interest income	5	2
Interest expense	(816)	(110)
Other income (expense), net	83	(23)
Minority interest in consolidated affiliate	2,302	519

Total other income, net	1,574	388

Net loss from discontinued operations	$(962)	$(98)

Operating revenues are comprised of sales of production-level equipment along with related hardware and software, less returns and discounts.

Cost of revenues is comprised of the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs. Cost of revenues for the year ended September 30, 2002, includes a $0.5 million inventory write-down for excess and obsolete inventories of Tanisys, due to the decline in the semiconductor industry and the uncertainty of future sales volumes.

Selling, general and administrative expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of Tanisys.

Research and development expenses consist of all costs associated with the engineering design and testing of new technologies and products.

Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture and other intangibles.

Net other income consists primarily of interest income, interest expense and minority interest, plus other miscellaneous income and expenses including interest expense resulting from the amortization of debt discount related to the note payable to the minority stockholders.

Net Income (Loss) from Disposal of Discontinued Operations

During 2002, the Company filed its federal income tax return with the Internal Revenue Service for the tax fiscal year ended September 30, 2001 (which includes the Transaction completed in October 2000). The Company received a refund claim totaling $2.2 million in July 2002. The income tax refund is included in net income from disposal of discontinued operations for the year ended December 31, 2002, as the refund relates to those companies sold in the Transaction.

The Company continually reviews the adequacy of the accruals related to discontinued operations. The Company reduced the accruals related to the Transaction Processing and Software divisions sold in October 2000 and recognized income from the disposal of discontinued operations of $0.1 million and $2.4 million during the years ended December 31, 2002 and 2001, respectively, based upon estimates of future liabilities related to the divested entities.

Liquidity and Capital Resources

The Company’s cash balance increased to $8.7 million at December 31, 2002, from $7.3 million at December 31, 2001. During 2002, cash increased as a result of (i) the $1.5 million redemption of a portion of the Company’s investment in Princeton in June 2002, (ii) the $2.7 million income tax refunds received in January and July 2002, (iii) the $3.1 million in consulting fees received from Platinum and (iv) the $0.6 million payments on a promissory note from an Austin, Texas-based technology company. These increases were partially offset by the Company’s investments in Princeton of $3.8 million and the cash portion of corporate expenses incurred during 2002 of $3.1 million.

The Company’s operating cash requirements consist principally of funding of corporate expenses and capital expenditures.

During the year ended December 31, 2002, capital expenditures, totaling $20,000, related primarily to the purchase of computer equipment and software. The Company anticipates minimal capital expenditures before acquisitions, if any, during the year ended December 31, 2003. The Company believes it will be able to fund future expenditures with cash resources on hand.

The Company’s cash balance of $8.7 million at December 31, 2002, is expected to decrease to approximately $6.5 million at December 31, 2003, primarily as a result of anticipated corporate cash expenditures of $2.2 million. The cash position could be reduced should the Company make additional investments in Princeton or investments in or purchases of additional companies. The cash balance could be increased by the liquidation of one or more of the Company’s investments or subsidiaries.

Seasonality

The Company’s operations are not significantly affected by seasonality.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business. General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company’s activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and adopted for this Form 10-K.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions for this Form 10-K. As the Company will continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the accounting for stock-based employee compensation will not change as a result of SFAS No. 148. The new interim disclosure provisions will be effective for the Company beginning with the quarter ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46 will have any impact on the Company’s financial position or results of operations.

Critical Accounting Policies

Impairment of Investments

The Company evaluates its investments in affiliates when events or changes in circumstances, such as a significant economic slowdown, indicate that the carrying value of the investments may not be recoverable. Reviews are performed to determine whether the carrying value is impaired and if the comparison indicates that impairment exists, the investment is written down to fair value. Significant management judgment is required to determine whether and how much an investment is impaired.

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

The first exception exists with respect to the Company’s ownership interest in Princeton. As of December 31, 2001, the Company owned 57.4% of the outstanding shares of Princeton but the voting control was only temporary and the Company did not have the ability to exercise control over the decision making of Princeton. Therefore, the Company did not consolidate the financial statements of Princeton into the consolidated financial statements of the Company. Accordingly, the Company recorded its interest in Princeton under the equity method of accounting. As of December 31, 2002, the Company owned 38.0% of the outstanding shares of Princeton. Due to the significance of Princeton to the Company, the Company files Princeton’s complete audited financial statements as an exhibit to its Form 10-K.

The second exception exists with respect to the Company’s ownership interest in Tanisys. As of December 31, 2002 and 2001, the Company’s ownership interest was only 36.2% and 35.2%, respectively. However, the Company exercised control over the decision making of Tanisys. Therefore, Tanisys was consolidated into the financial statements of the Company. The Company sold its interest in Tanisys in February 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 2002, because the Company’s intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, and the related reports of the Company’s independent public accountants thereon, are included in this report at the page indicated.

Page

Report of Management	20

Reports of Independent Public Accountants	21

Consolidated Balance Sheets as of December 31, 2002 and 2001	24

Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001, the Transition Quarter Ended December 31, 2000 and the Year Ended September 30, 2000	25

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002 and 2001, the Transition Quarter Ended December 31, 2000 and the Year Ended September 30, 2000	26

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001, the Transition Quarter Ended December 31, 2000 and the Year Ended September 30, 2000	27

Notes to Consolidated Financial Statements	28

REPORT OF MANAGEMENT

The financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America. Management is responsible for preparing the consolidated financial statements and maintaining and monitoring the Company’s system of internal accounting controls. The Company believes that the existing system of internal controls provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected in a timely manner. Key elements of the Company’s system of internal controls include careful selection of management personnel, appropriate segregation of conflicting responsibilities, periodic evaluations of Company financial and business practices, communication practices that provide assurance that policies and managerial authorities are understood throughout the Company, and periodic meetings between the Company’s audit committee, senior financial management personnel and independent public accountants.

The consolidated financial statements were audited by Burton McCumber & Cortez, L.L.P., independent public accountants, who have also issued a report on the consolidated financial statements.

/s/ PARRIS H. HOLMES, JR.

Parris H. Holmes, Jr. Chairman of the Board and Chief Executive Officer

/s/ DAVID P. TUSA

David P. Tusa Executive Vice President, Chief Financial Officer and Corporate Secretary

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
New Century Equity Holdings Corp.

We have audited the accompanying consolidated balance sheet of New Century Equity Holdings Corp. (a Delaware corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Century Equity Holdings Corp. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas January 31, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
New Century Equity Holdings Corp.:

We have audited the accompanying consolidated balance sheets of New Century Equity Holdings Corp. (formerly Billing Concepts Corp.) (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2001, December 31, 2000 and September 30, 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2001, for the transition quarter ended December 31, 2000 and for the years then ended September 30, 2000 and September 30, 1999. We did not audit the financial statements of Tanisys Technology, Inc. (“Tanisys”), which reflect total assets and total revenues, respectively, of 9 percent and 58 percent of the related consolidated totals in 2001, and are summarized and included in Note 4. Those statements were audited by other auditors whose report, which was qualified as to Tanisys’ ability to continue as a going concern, has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tanisys and the data in Note 4, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, December 31, 2000 and September 30, 2000 and the results of their operations and their cash flows for the year ended December 31, 2001, for the transition quarter ended December 31, 2000 and for the years then ended September 30, 2000 and September 30, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
San Antonio, Texas March 25, 2002, except as discussed in Note 22 to the consolidated financial statements for which the date is April 11, 2002

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP
REPORT AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tanisys Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended September 30, 2001 and 2000. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the years then ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of $2,360,995 for the year ended September 30, 2001. This factor, and others discussed in Note 1, raise substantial doubt about Tanisys Technology, Inc.’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ BROWN, GRAHAM AND COMPANY P.C.
Austin, Texas October 30, 2001

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2002	2001

ASSETS

Current Assets:
Cash and cash equivalents	$8,704	$7,279
Accounts receivable	9	830
Prepaid and other assets	330	304
Net current assets from discontinued operations	1,427	3,153

Total current assets	10,470	11,566
Property and equipment	687	755
Accumulated depreciation	(439)	(350)

Net property and equipment	248	405
Executive deferred compensation and other non-current assets	53	690
Investments in affiliates	9,353	26,404
Net non-current assets from discontinued operations	—	512

Total assets	$20,124	$39,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30	$31
Accrued liabilities	551	553
Net current liabilities from discontinued operations	1,435	1,450

Total current liabilities	2,016	2,034
Executive deferred compensation and other non-current liabilities	1	682
Net non-current liabilities from discontinued operations	—	1,512

Total liabilities	2,017	4,228
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 34,217,620 and 34,205,920 issued and outstanding, respectively	342	342
Additional paid-in capital	70,346	70,342
Accumulated deficit	(52,581)	(35,335)

Total stockholders’ equity	18,107	35,349

Total liabilities and stockholders’ equity	$20,124	$39,577

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended 2002	Year Ended December 31, 2001	Quarter Ended 2000	Year Ended September 30, 2000

Operating revenues	$	$502	$163	$410
Cost of revenues	—	564	153	349

Gross (loss) profit	—	(62)	10	61

Selling, general and administrative expenses	3,403	7,879	1,882	9,317
Research and development expenses	—	—	—	3,247
Depreciation and amortization expenses	157	1,684	444	1,631
Impairment loss	—	4,965	—	—
Special charges	—	—	—	2,169

Operating loss from continuing operations	(3,560)	(14,590)	(2,316)	(16,303)

Other income (expense):
Interest income	158	1,043	536	12
Interest expense	(4)	(1)	—	(3)
Equity in net loss of affiliates	(18,891)	(28,830)	(4,220)	(10,069)
Impairment of investments in affiliates	—	(1,777)	—	—
In-process research and development of affiliates	—	—	—	(4,965)
Consulting income	3,125	3,750	625	—
Realized gains on available-for-sale securities	—	566	—	—
Other income, net	634	691	8	34

Total other expense, net	(14,978)	(24,558)	(3,051)	(14,991)

Loss from continuing operations before income tax benefit	(18,538)	(39,148)	(5,367)	(31,294)
Income tax benefit	—	820	281	4,715

Net loss from continuing operations	(18,538)	(38,328)	(5,086)	(26,579)

Discontinued operations:
Net loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $229,respectively	(962)	(98)	—	(6,565)
Net income (loss) from disposal of discontinued operations, including income tax benefit (expense) of $2,176, $500, $0 and ($5,629), respectively	2,254	2,385	—	(9,277)

Net income (loss) from discontinued operations	1,292	2,287	—	(15,842)

Net loss	$(17,246)	$(36,041)	$(5,086)	$(42,421)

Basic and diluted (loss) income per common share:
Net loss from continuing operations	$(0.54)	$(1.10)	$(0.13)	$(0.67)
Net loss from discontinued operations	(0.03)	—	—	(0.16)
Net income (loss) from disposal of discontinued operations	0.07	0.07	—	(0.23)

Net loss	$(0.50)	$(1.03)	$(0.13)	$(1.06)

Weighted average common shares outstanding	34,217	34,910	38,737	39,909

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2002 and 2001, the Transition Quarter ended December 31, 2000 and the Year ended September 30, 2000
(In thousands)

			Additional Paid-in Capital
	Common Stock			Accumulated Deficit	Deferred Compensation	Treasury Stock

	Shares	Amount				Shares	Amount	Total

Balances at September 30, 1999	37,378	$374	$63,771	$48,213	$(223)	—	$—	$112,135
Issuance of common stock	129	1	304	—	(222)	—	—	83
Issuance of common stock for acquisitions	4,177	42	24,702	—	—	—	—	24,744
Issuance of stock options	—	—	(31)	—	31	—	—	—
Exercise of stock options and warrants	49	—	215	—	—	—	—	215
Compensation expense	—	—	(142)	—	332	—	—	190
Purchase of treasury stock	—	—	—	—	—	(505)	(1,901)	(1,901)
Net loss	—	—	—	(42,421)	—	—	—	(42,421)

Balances at September 30, 2000	41,733	417	88,819	5,792	(82)	(505)	(1,901)	93,045
Issuance of common stock	769	8	1,573	—	—	—	—	1,581
Exercise of stock options	5	—	11	—	—	—	—	11
Compensation expense	—	—	—	—	33	—	—	33
Purchase of treasury stock	—	—	—	—	—	(6,349)	(16,854)	(16,854)
Net loss	—	—	—	(5,086)	—	—	—	(5,086)

Balances at December 31, 2000	42,507	425	90,403	706	(49)	(6,854)	(18,755)	72,730
Issuance of common stock	7	—	7	—	—	—	—	7
Exercise of stock options	4	—	8	—	—	—	—	8
Forfeiture of restricted common stock	(20)	—	(89)	—	—	—	—	(89)
Compensation expense	—	—	—	—	49	—	—	49
Purchase of treasury stock	—	—	—	—	—	(1,438)	(1,315)	(1,315)
Cancellation of treasury stock	(8,292)	(83)	(19,987)	—	—	8,292	20,070	—
Net loss	—	—	—	(36,041)	—	—	—	(36,041)

Balances at December 31, 2001	34,206	342	70,342	(35,335)	—	—	—	35,349
Issuance of common stock	12	—	4	—	—	—	—	4
Net loss	—	—	—	(17,246)	—	—	—	(17,246)

Balances at December 31, 2002	34,218	$342	$70,346	$(52,581)	$—	—	$—	$18,107

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended 2002	Year Ended December 31, 2001	Quarter Ended 2000	Year Ended September 30, 2000

Cash flows from operating activities:
Net loss from continuing operations	$(18,538)	$(38,328)	$(5,086)	$(26,579)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	157	1,684	444	1,631
Impairment loss	—	4,965	—	—
Equity in net loss and impairment of affiliates	18,891	30,607	4,220	10,069
In-process research and development of affiliates	—	—	—	4,965
Realized gains on available-for-sale securities	—	(566)	—	—
Non-cash special charges	—	—	—	2,136
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	821	3,934	1,586	(3,794)
Decrease (increase) in prepaid and other assets	620	(68)	(30)	(125)
(Decrease) increase in accounts payable	(1)	(22)	21	(25)
(Decrease) increase in accrued liabilities	(744)	(1,550)	674	49
Increase in deferred income taxes	—	—	—	2,806
Increase (decrease) in other liabilities and
other noncash items	620	(129)	33	(54)

Net cash provided by (used in) continuing operating activities	1,826	527	1,862	(8,921)
Net cash provided by (used in) discontinued operating activities	2,002	(5,006)	(469)	59,757

Net cash provided by (used in) operating activities	3,828	(4,479)	1,393	50,836

Cash flows from investing activities:
Purchases of property and equipment	(20)	(615)	(185)	(50)
Investments in available-for-sale securities	—	(16,500)	—	—
Proceeds from sale of available-for-sale securities	—	17,265	—	—
Proceeds from disposal of operating companies	—	—	52,500	—
Purchase of FIData, Inc., net of cash acquired	—	—	—	(4,264)
Investments in affiliates	(3,849)	(23,549)	—	(45,580)
Redemption of investments in affiliates	1,471	—	—	—
Other investing activities	(9)	(21)	(220)	(327)

Net cash (used in) provided by investing activities	(2,407)	(23,420)	52,095	(50,221)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	14	—	891
Purchases of treasury stock	—	(1,314)	(16,854)	(1,901)

Net cash provided by (used in) financing activities	4	(1,300)	(16,854)	(1,010)

Net increase (decrease) in cash and cash equivalents	1,425	(29,199)	36,634	(395)

Cash and cash equivalents, beginning of period	7,279	36,478	(156)	239

Cash and cash equivalents, end of period	$8,704	$7,279	$36,478	$(156)

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000 and September 30, 2000

Note 1. Business Activity

New Century Equity Holdings Corp. (“NCEH”), formerly known as Billing Concepts Corp. (“BCC”), was incorporated in the state of Delaware in 1996. BCC was previously a wholly owned subsidiary of U.S. Long Distance Corp. (“USLD”) that, upon its spin-off from USLD, became an independent, publicly held company. NCEH and its subsidiaries (collectively, the “Company”) is focused on high-growth companies. The Company has an equity interest in Princeton eCom Corporation (“Princeton”), which offers electronic bill presentment and payment services via the internet and telephone. In August 2001, the Company purchased an interest in Tanisys Technology, Inc. (“Tanisys”), which designs, manufactures and markets production level automated test equipment for a wide variety of memory technologies. The Company sold its interest in Tanisys in February 2003. The Company has an equity interest in Sharps Compliance Corp. (“Sharps”), which provides cost-effective medical-related disposal solutions for the healthcare, retail, residential and hospitality industries. Through its former wholly owned subsidiary FIData, Inc. (“FIData”), the Company provided Internet-based automated loan approval products to the financial services industries. In October 2001, the Company exchanged 100% of its stock of FIData for an equity interest in Microbilt Corporation (“Microbilt”). Through its telecommunication companies (“Transaction Processing”), the Company provided billing clearinghouse and information management services in the United States to the telecommunications industry. Through its subsidiary Aptis, Inc. (“Software”), the Company developed, licensed and supported convergent billing systems for telecommunications and Internet service providers and provided direct billing outsourcing services.

In October 2000, the Company completed the sale of its Transaction Processing and Software divisions to Platinum Holdings (“Platinum”) of Los Angeles, California (the “Transaction”), for initial consideration of $49.7 million. In conjunction with the Transaction, the Company may be entitled to receive additional consideration consisting of potential royalty payments, assuming the achievement of certain post-closing revenue targets, of $10.0 million related to the LEC Billing division, $5.0 million related to the Aptis division and $5.0 million related to the OSC division. The post-closing revenue target for the LEC Billing division applied to the eighteen-month period subsequent to the Transaction, while the post-closing revenue targets for the Aptis and OSC divisions apply to the three-year period subsequent to the Transaction. During 2002, it was determined that the post-closing revenue targets for the LEC Billing division were not achieved and, therefore, the Company did not receive the corresponding $10.0 million royalty payment. Management continues to monitor the revenue achievements of the Aptis and OSC divisions, but does not believe it is likely that either division will achieve the post-closing revenue targets necessary to generate a potential royalty payment to the Company. The Company also received payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which have been reported in other income (expense) as consulting income.

In December 2000, the Board of Directors approved a change in the fiscal year end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 2001. The quarter ended December 31, 2000, represents the three-month transition period between fiscal years 2001 and 2000.

In February 2003, the Company sold its interest in Tanisys. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Tanisys, as consolidated herein, have been classified as discontinued operations. All financial information presented for the year ended December 31, 2001, has been restated to reflect Tanisys as discontinued operations (see Note 20).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company is deemed to have control for accounting purposes. The Company’s investments in Princeton and Coreintellect, Inc. (“Coreintellect”) are accounted for using the equity method of accounting. The Company’s investments in Microbilt and Sharps are accounted for under the cost method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Treasury Stock

During the year ended September 30, 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company may purchase an aggregate $25.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The Company records repurchased common stock at cost (see Note 8).

Revenue Recognition

The Company recognized FIData’s transaction processing revenue when loans were processed. Implementation and customer service revenues were recognized when an agreement was in place, services had been rendered, the cost of services performed were determinable and collectibility was reasonably assured.

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

Net Loss per Common Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. As the Company had a net loss from continuing operations for the years ended December 31, 2002 and 2001, the transition quarter ended December 31, 2000 and the year ended September 30, 2000, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods.

Stock Based Compensation

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” but elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans (see Note 9). Accordingly, the Company has not recognized compensation expense for stock options granted where the exercise price is equal to or greater than the market price of the underlying stock at the date of grant. During the year ended September 30, 2000, the Company recognized $240,000 of compensation expense for options granted below the market price of the underlying stock on such measurement date. In addition, in accordance with the provisions of APB Opinion No. 25, the Company did not recognize compensation expense for employee stock purchased under the NCEH Employee Stock Purchase Plan (“ESPP”).

The following table illustrates the effect on net loss and net loss per common share had compensation expense for the Company’s stock option grants and ESPP purchases been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of options is amortized to pro forma compensation expense over the options’ vesting periods.

(in thousands, except per share data)	Year Ended 2002	Year Ended December 31, 2001	Quarter Ended 2000	Year Ended September 30, 2000

Net loss, as reported	$(17,246)	$(36,041)	$(5,086)	$(42,421)
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(602)	(4,640)	(1,466)	(4,707)

Pro forma net loss	$(17,848)	$(40,681)	$(6,552)	$(47,128)

Net loss per common share – basic and diluted, as reported	$(0.50)	$(1.03)	$(0.13)	$(1.06)

Pro forma net loss per common share – basic and diluted	$(0.52)	$(1.17)	$(0.17)	$(1.18)

The fair value for these options was estimated at the respective grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 96.32% for the year ended December 31, 2002, 95.08% for the year ended December 31, 2001 and the transition quarter ended December 31, 2000 and 77.00% for the year ended September 30, 2000; no dividend yield for all periods; expected life of 2.5 years for all option grants and 0.5 years for all ESPP purchases; and risk-free interest rates of 2.22% for the year ended December 31, 2002, 3.16% for the year ended December 31, 2001, 5.98% for the transition quarter ended December 31, 2000 and 5.95% for the year ended September 31, 2000.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company’s activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and adopted for this Form 10-K.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions for this Form 10-K. As the Company will continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the accounting for stock-based employee compensation will not change as a result of SFAS No. 148. The new interim disclosure provisions will be effective for the Company beginning with the quarter ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46 will have any impact on the Company’s financial position or results of operations.

Statements of Cash Flow

Cash payments and non-cash activities during the periods indicated were as follows:

	Year Ended 2002	Year Ended December 31, 2001	Quarter Ended 2000	Year Ended September 30, 2000

(in thousands)
Cash payments for income taxes	$—	$500	$—	$2,000
Cash payments for interest	4	1	—	3
Noncash investing and financing activities:
Tax benefit recognized in connection with stock option exercises	—	—	—	37
Assets (disposed of) acquired in connection with FIData (disposition) acquisition	—	(711)	—	4,966
Liabilities disposed of (acquired in) connection with FIData disposition (acquisition)	—	355	—	(85)
Common stock issued in connection with FIData acquisition	—	—	—	4,881

Note 3. Acquisitions and Investments

Princeton

The Company made its initial investment in Princeton in September 1998. Princeton is a privately held company located in Princeton, New Jersey, that specializes in electronic bill presentment and payment solutions utilizing the internet and telephone. The Company accounts for its investment in Princeton under the equity method of accounting.

In September 1998, the Company acquired 22% of the capital stock of Princeton for $10.0 million. During the year ended September 30, 1999, the Company acquired additional shares of Princeton stock, increasing the Company’s ownership percentage to approximately 24%.

In March 2000, the Company invested $33.5 million in the equity of Princeton, consisting of $27.0 million of convertible preferred stock and $6.5 million of common stock. In June 2000, under the terms of a Convertible Promissory Note, the Company advanced $5.0 million to Princeton, which converted into shares of Princeton preferred stock, during the quarter ended September 30, 2000. The Company’s ownership percentage in Princeton, based upon its voting interest, as of September 30, 2000, was approximately 42.5%.

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

In April 2001, the Company invested $15.0 million, of an aggregate $22.5 million private convertible debt financing, in Princeton. In exchange, the Company received $15.0 million of convertible promissory notes. In addition to the convertible debt, the Company also received warrants to purchase shares of Princeton’s convertible preferred stock.

In November 2001, the Company advanced $1.8 million, of an aggregate $3.1 million, to Princeton under the terms of a secured debt financing. Under the terms of the debt financing with Princeton, the Company received a convertible promissory note secured by certain data center assets of Princeton. The note accrued interest at a rate per annum of 15% and the principal with accrued interest was payable in November 2002. Notwithstanding the terms set forth above, upon the occurrence of a qualifying change of control or an equity financing of Princeton, the rate of interest under the note increased to a rate per annum equal to 50%, which would be prepaid upon such event. If such payment was made, no additional interest was payable.

In December 2001, in conjunction with a recapitalization of the capital structure of Princeton, the Company invested $6.0 million, of an aggregate $8.5 million, in the preferred stock of Princeton through a private equity financing. In addition, the convertible promissory notes issued in April and November 2001, plus accrued interest, were converted into equity. The Company’s ownership percentage of the outstanding shares (based upon voting interest) and the fully diluted shares of Princeton as of December 31, 2001, was approximately 57.4% and 49.0%, respectively. Although the Company’s ownership percentage was greater than 50%, the Company did not consolidate the financial statements of Princeton as the voting control was only temporary and the Company was not deemed to have control of Princeton.

During the quarter ended March 31, 2002, the Company invested $1.5 million, of a total $2.5 million equity financing, in Princeton. In exchange for its investment, the Company received 1.5 million shares of Princeton’s mandatorily redeemable convertible preferred stock. In April 2002, the Company committed to finance $3.75 million, of a total $8.5 million equity commitment, to Princeton during the year ended December 31, 2002. During April and May 2002, the Company funded $2.4 million of its total $3.75 million commitment in exchange for shares of Princeton’s mandatorily redeemable convertible preferred stock.

In conjunction with the completion of Princeton’s equity financing in June 2002, the Company received $1.5 million in proceeds from the redemption of mandatorily redeemable convertible preferred stock of Princeton. In addition, the Company is no longer required to fund its remaining $1.4 million commitment to Princeton. As of December 31, 2002, the Company’s ownership of the outstanding and fully diluted shares (considering all issued options and warrants) of Princeton was 38.0% and 32.9%, respectively.

FIData/Microbilt

In November 1999, the Company completed the acquisition of FIData, a company located in Austin, Texas that provided Internet-based automated loan approval products to the financial services industries. Total consideration for the acquisition was approximately $4.2 million in cash and debt assumption and 1.1 million shares of the Company’s common stock. Approximately $7.4 million was recorded as goodwill and other intangibles. This acquisition has been accounted for as a purchase. Accordingly, the results of operations for FIData have been included in the Company’s consolidated financial statements and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss per common share since the date of acquisition.

In connection with the acquisition of FIData, the Company acquired certain intangible assets, including goodwill and in-process research and development. In connection with the purchase, the Company expensed approximately $1.7 million of the purchase price of FIData as in-process research and development (included in special charges). In performing this allocation, the Company considered FIData’s research and development projects in process at the date of acquisition, among other factors such as the stage of development of the technology at the time of investment, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

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

In October 2001, the Company completed the merger of FIData into privately held Microbilt of Kennesaw, Georgia. Microbilt provides credit bureau data access and retrieval to the financial, healthcare, leasing, insurance, law enforcement, educational and utilities industries. In exchange for 100% of the stock of FIData, the Company received a 9% equity interest in Microbilt. For accounting purposes, the Company has valued its investment in Microbilt at approximately $0.4 million. In addition, the Company is entitled to appoint one member of Microbilt’s Board of Directors. The Company accounts for its investment in Microbilt under the cost method of accounting.

Sharps

In October 2001, the Company participated in a private placement financing with publicly traded Sharps. Sharps, a Houston, Texas-based company, provides medical-related waste services to the healthcare, retail, residential and hospitality markets. The Company purchased 700,000 shares of Sharps’ common stock for $770,000, of an aggregate $1.2 million financing. Through the 700,000 shares of common stock, the Company owns approximately 7.1% of the voting securities of Sharps. In January 2003, the Company purchased an additional 200,000 shares of Sharps’ common stock for $1 per share (see Note 20). The Company accounts for its ownership interest in Sharps under the cost method of accounting.

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

During the year ended December 31, 2001, the Company’s investment in Coreintellect was reduced to $0 by the Company’s portion of Coreintellect’s net losses. Coreintellect ceased operations in August 2001.

Note 4. Investments in Affiliates

Investments in affiliates is comprised of the following:

	December 31,

(in thousands)	2002	2001

Investment in Princeton:
Cash investments	$77,547	$73,697
In-process research and development costs	(4,465)	(4,465)
Amortization and equity loss pick-up	(60,263)	(41,372)
Impairment of investment in Princeton	(1,777)	(1,777)
Redemption	(1,471)	—
Other	(1,344)	(805)

Net investment in Princeton	8,227	25,278
Investment in Sharps:
Cash investment	770	770
Other	2	2

Net investment in Sharps	772	772
Investment in Microbilt:
Equity investments	348	348
Other	6	6

Net investment in Microbilt	354	354

Total investments in affiliates	$9,353	$26,404

Note 5. Accrued Liabilities

Accrued liabilities is comprised of the following:

	December 31,

(in thousands)	2002	2001

Accrued income taxes	$174	$174
Accrued vacation	140	97
Accrued annual report fees	56	128
Other	181	154

Total accrued liabilities	$551	$553

Note 6. Commitments and Contingencies

During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road, Princeton, New Jersey. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. The landlord of the office space has agreed, subject to lender approval, to replace the Company’s guarantee with an alternative security equal to rent payments for approximately one year. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that the lease guarantee will be exercised. Through December 2009, the payments remaining under the terms of the lease approximate $8.5 million.

Note 7. Share Capital

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

No cash dividends were paid on the Company’s common stock during the years ended December 31, 2002 and 2001, the transition quarter ended December 31, 2000 or the year ended September 30, 2000.

Note 8. Treasury Stock

During the year ended September 30, 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company may purchase an aggregate $25.0 million of the Company’s common stock in the open market or in privately negotiated transactions. During the years ended December 31, 2002 and 2001, the transition quarter ended December 31, 2000 and the year ended September 30, 2000, the Company purchased $0, $1.3 million (1,437,700 shares), $16.9 million (6,349,600 shares) and $1.9 million (504,800 shares), respectively, of treasury stock. As of December 31, 2002, the Company had purchased an aggregate $20.1 million, or 8.3 million shares, of treasury stock under this program.

Note 9. Stock Options and Stock Purchase Warrants

The Company has adopted the NCEH 1996 Employee Comprehensive Stock Plan (“Comprehensive Plan”) and the NCEH 1996 Non-Employee Director Plan (“Director Plan”) under which officers and employees, and non-employee directors, respectively, of the Company and its affiliates are eligible to receive stock option grants. Employees of the Company are also eligible to receive restricted stock grants under the Comprehensive Plan. The Company has reserved 14.5 million and 1.3 million shares of its common stock for issuance pursuant to the Comprehensive Plan and the Director Plan, respectively. Under each plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant under the Comprehensive Plan and seven years from the date of grant under the Director Plan.

For those employees who became Platinum employees in connection with the Transaction, the Company offered two elections to amend their options. Under the first election, as long as the employee did not voluntarily terminate employment with Platinum within six months of the date of the Transaction, all vested options at the time of the Transaction remained exercisable for eighteen months subsequent to the Transaction. All unvested options at the time of the Transaction vested six months subsequent to the Transaction and remained exercisable for twelve months from such vesting date. In April 2002, 2,143,091 options expired for those Platinum employees who selected the first election. Under the second election, as long as the employee remains a Platinum employee, his or her options continue to vest according to his or her vesting schedule and remain exercisable through the expiration date as defined in the respective agreement. The compensation expense related to the amendment of the vesting periods was minimal.

Option activity for the years ended December 31, 2002 and 2001, the transition quarter ended December 31, 2000 and the year ended September 30, 2000, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, September 30, 1999	7,981,169	$9.53
Granted	1,646,780	$4.40
Canceled	(1,177,435)	$8.21
Exercised	(54,495)	$4.07

Outstanding, September 30, 2000	8,396,019	$8.74
Granted	828,500	$2.11
Canceled	(292,920)	$7.80

Outstanding, December 31, 2000	8,931,599	$8.16
Granted	1,852,333	$0.57
Canceled	(2,117,518)	$8.64
Exercised	(4,278)	$1.98

Outstanding, December 31, 2001	8,662,136	$6.42
Granted	1,040,000	$0.36
Canceled	(2,988,704)	$7.77

Outstanding, December 31, 2002	6,713,432	$4.88

At December 31, 2002, 2001 and 2000 and September 30, 2000, stock options to purchase an aggregate of 4,955,685, 6,820,182, 5,664,479 and 5,456,155 shares were exercisable and had weighted average exercise prices of $6.38, $7.78, $9.79 and $10.15 per share, respectively.

Stock options outstanding and exercisable at December 31, 2002, were as follows:

	Options Outstanding			Options Exercisable

	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life (years)	Remaining Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price

$ 0.31 - $ 1.98	2,690,535	6.3	$ 0.44	1,111,037	$ 0.93
$ 2.03 - $ 4.56	1,915,723	3.9	$ 3.45	1,743,224	$ 3.54
$ 4.88 - $ 8.31	900,174	2.6	$ 7.24	896,924	$ 7.25
$ 9.75 - $ 29.00	1,207,000	1.5	$15.27	1,204,500	$15.28

	6,713,432	4.3	$ 4.88	4,955,685	$ 6.38

The weighted average fair value and weighted average exercise price of options granted where the exercise price was equal to the market price of the underlying stock at the grant date were $0.22 and $0.35 for the year ended December 31, 2002, $0.30 and $0.57 for the year ended December 31, 2001, $1.26 and $2.06 for the transition quarter ended December 31, 2000 and $2.58 and $4.09 for the year ended September 30, 2000, respectively.

Note 10. Impairment

During the year ended December 31, 2001, the Company evaluated the long-lived assets of FIData for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”. The Company compared the net realizable value of the long-lived assets of FIData to the carrying value of those assets to determine the impairment. The Company recorded a $5.0 million impairment, which consisted of $4.5 million related to goodwill (carrying value prior to write-down was $4.5 million) and $0.5 million related to capitalized software (carrying value prior to write-down was $0.8 million). This impairment is included in operating loss from continuing operations as impairment loss.

During the year ended December 31, 2001, the Company evaluated its investment in Princeton for impairment in accordance with SFAS No. 121. The Company compared the net realizable value of its investment in Princeton to the carrying value of the investment to determine the impairment. The Company recorded a $1.8 million impairment write-down, which is included in other income (expense) as impairment of investments in affiliates.

Note 11. Special Charges

During the year ended September 30, 2000, the Company recognized special charges in the amount of $2.2 million. The special charges related primarily to the $1.7 million of in-process research and development expenses acquired in connection with the acquisition of FIData (see Note 3).

Note 12. Realized Gains on Available-for-Sale Securities

In January 2001, the Company invested $15.0 million in a portfolio of fixed income securities. The Company classified these investments as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The maturities of these investments ranged from two to five years. The Company sold $1.0 million and $0.5 million of the investments in April and May 2001, respectively. In June 2001, the Company re-invested the $1.5 million in the investments, for a net investment of $15.0 million. In September 2001, the Company sold the $15.0 million investment due to changes in the market conditions of fixed income securities. The Company realized a $0.6 million gain on the sale of these securities. The Company invested the proceeds from the sale in short-term securities.

Note 13. Leases

The Company leases certain office space and equipment under operating leases. Rental expense was $173,000 for the year ended December 31, 2002, $311,000 for the year ended December 31, 2001, $159,000 for the transition quarter ended December 31, 2000 and $3,000 for the year ended September 30, 2000. Future minimum lease payments under non-cancelable operating leases as of December 31, 2002 are $111,000 for the year ending December 31, 2003, $9,000 for the year ending December 31, 2004 and $0 for all years thereafter.

Note 14. Income Taxes

The income tax benefit is comprised of the following:

(in thousands)	Year Ended 2002	Year Ended December 31, 2001	Quarter Ended 2000	Year Ended September 30, 2000

Current:
Federal	$—	$776	$266	$4,460
State	—	44	15	255

Total	$—	$820	$281	$4,715

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax benefit. The reasons for these differences were as follows:

(in thousands)	Year Ended 2002	Year Ended December 31, 2001	Quarter Ended 2000	Year Ended September 30, 2000

Computed income tax benefit at statutory rate	$6,488	$13,702	$1,878	$10,953
(Decrease) increase in taxes resulting from:
Nondeductible in-process research and development expenses	—	—	—	(2,333)
Nondeductible losses in affiliates	(6,790)	(10,712)	(1,477)	(3,524)
Nondeductible goodwill amortization and impairment	—	(2,116)	(129)	(471)
State income taxes, net of federal benefit	—	45	14	255
Permanent and other deductions, net	(85)	(99)	(5)	(165)
Valuation allowance	387	—	—

Income tax benefit	$—	$820	$281	$4,715

The tax effect of significant temporary differences, which comprise the deferred tax liability, is as follows:

	December 31,

(in thousands)	2002	2001

Deferred tax asset:
Net loss carryforward	$1,768	$2,156
Valuation allowance	(1,768)	(2,156)
Deferred tax liability:
Estimated tax liability	(174)	(174)

Net deferred tax liability	$(174)	$(174)

As of December 31, 2002, the Company had a federal tax loss carryforward of $5.1 million, which expires in 2019. Realization of the Company’s carryforward is dependent on future taxable income. At this time, the Company cannot assess whether or not the carryforward will be realized; therefore, a valuation allowance has been recorded as shown above.

Note 15. Benefit Plans

In November 2000, the Company established the NCEH 401(k) Plan (the “Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan. The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company will match a participant’s salary deferral, up to 5% of a participant’s compensation. The Company may make additional discretionary contributions. No discretionary contributions were made during the years ended December 31, 2002 or 2001 or the transition quarter ended December 31, 2000. The Company’s matching contributions to this plan totaled approximately $30,000, $66,000 and $17,000 for the years ended December 31, 2002 and 2001 and the transition quarter ended December 31, 2000, respectively.

Prior to November 2000, the Company had established the BCC 401(k) Retirement Plan (the “Retirement Plan”). The Retirement Plan was assumed by Platinum in connection with the Transaction (see Note 19).

Note 16. Summarized Financial Information for Unconsolidated Subsidiary

The Company has made numerous investments in Princeton since September 1998. The Company accounts for its investment in Princeton under the equity method of accounting (as the Company does not exhibit control over Princeton) and records the equity in net loss of Princeton on a three-month lag. The Company’s ownership percentage of the outstanding stock of Princeton was 38.0% and 57.4% as of December 31, 2002 and 2001, respectively.

Princeton’s summarized balance sheets are as follows:

	September 30,

(in thousands)	2002	2001

Current assets	$59,363	$20,496
Non-current assets	17,522	21,175
Current liabilities	56,648	44,794
Non-current liabilities	934	408
Mandatorily redeemable convertible preferred stock	31,767	65,645

Princeton’s statements of operations for the years ended September 30, 2002 and 2001, the quarter ended September 30, 2000 and the year ended June 30, 2000, have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the years ended December 31, 2002 and 2001, the transition quarter ended December 31, 2000 and the year ended September 30, 2000, respectively. Princeton’s summarized statements of operations are as follows:

(in thousands)	Year Ended 2002	Year Ended September 30, 2001	Quarter Ended 2000	Year Ended June 30, 2000

Total revenues	$ 28,559	$ 19,920	$ 3,807	$ 8,078
Gross profit	11,300	3,442	1,745	1,980
Loss from operations	(30,234)	(55,771)	(6,960)	(20,143)
Net loss	(32,462)	(59,435)	(6,888)	(20,097)

For the year ended September 30, 2002, loss from operations of $30.2 million includes special charges totaling $12.5 million. Approximately $9.3 million of the special charges relate to the implementation of a strategic restructuring plan to streamline Princeton’s operations by reducing operating expenses primarily through workforce reductions ($5.8 million) and renegotiating significant contracts and leases ($3.5 million). The additional charges relate to the write-down of a portion of the asset value of Princeton’s property and equipment. The impairment was recognized as the future undiscounted cash flows for Princeton were estimated to be insufficient to recover the related carrying values of the property and equipment.

For the year ended September 30, 2001, loss from operations of $55.8 million includes special charges totaling $13.3 million. Approximately $10.7 million of the special charges relate to the impairment of the long-lived assets acquired through the Quicken Bill Manager acquisition (see further discussion below). The impairment of the long-lived assets was measured by Princeton due to factors including accumulated costs significantly in excess of the amount originally expected, a significant current period operating and cash flow loss and a projection that demonstrated continuing losses associated with these assets. The additional impairment charges of $2.6 million relate to capitalized software license fees used by Princeton to generate revenues from multiple customers. The solutions to generate these revenues were no longer being utilized by Princeton’s customers and, therefore, the assets were impaired.

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

For the year ended December 31, 2001, the Company recorded equity in net loss of affiliates of $28.8 million, loss from continuing operations before income tax benefit of $39.1 million, net loss from continuing operations of $38.3 million and net loss of $36.0 million. The basic and diluted net loss from continuing operations per share and net loss per share were $1.10 and $1.03, respectively. Had the Transaction occurred on October 1, 1999, the Company would have recorded an additional equity in net loss of affiliates of $4.1 million. Including the pro forma adjustment, the Company would have recorded total equity in net loss of affiliates of $32.9 million, loss from continuing operations before income tax benefit of $43.2 million, net loss from continuing operations of $42.4 million and net loss of $40.1 million. The basic and diluted net loss from continuing operations per share and net loss per share would have been $1.22 and $1.15, respectively. The cumulative pro forma adjustments would have decreased the balance of investments in affiliates from $26.4 million to $1.7 million as of December 31, 2001.

In the first quarter of 2002, Princeton suspended its development of the Quicken Bill Manager as a result of an overall corporate shift in focus and an effort to reduce expenditures. Princeton continues to retain the front-end technology acquired from Intuit, but is currently placing greater emphasis on its core transaction processing businesses.

Note 17. Related Parties

Historically, the Company made periodic advances to certain officers of the Company. In January 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $70,000, in lieu of a cash bonus. In April 2000, the Company forgave a certain note receivable from an officer of the Company with a principal balance and accrued interest totaling approximately $133,000, in lieu of a cash bonus. No advances have been made to officers of the Company since April 2000.

On April 5, 2000, the Board of Directors of the Company approved a restricted stock grant to the Company’s CEO. The restricted stock grant consists of Princeton stock equal to 2% of Princeton’s fully diluted shares. The restricted stock grant vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $600,000, $600,000, $150,000 and $300,000 during the years ended December 31, 2002 and 2001, the transition quarter ended December 31, 2000 and the year ended September 30, 2000, respectively, as compensation expense related to the stock grant. The Company will recognize $150,000 as compensation expense related to the stock grant during the year ending December 31, 2003.

The Company chartered a jet airplane from a company associated with the Company’s CEO. Under the terms of the charter agreement, the Company was obligated to pay annual minimum fees of $500,000 over the five years ending March 31, 2003, for such charter services. During the quarter ended September 30, 2000, the Company terminated this contract with no future obligations. During the year ended September 30, 2000, the Company paid approximately $615,000 in fees related to this agreement.

The Company’s CEO served as Chairman of the Board of Tanisys at the time of the Company’s investment in Tanisys and until his resignation in February 2002. A member of the Company’s Board served as Tanisys’ Chairman of the Board and CEO from February 2002 until February 2003. This Board member also served as a member of Tanisys’ Board from February 2002 to March 2003. This Board member was entitled to receive approximately $15,000 per month from Tanisys as compensation for services as Chairman of the Board and CEO. As of December 31, 2002, Habitek International, Inc. (a company owned by this Board member) had received payments totaling $42,000 of the total $137,000 of compensation earned. All outstanding payments to Habitek International, Inc. were paid in February 2003. The Company also appointed the Company’s CFO and another one of its’ Board members to the Board of Tanisys. This Board member resigned from the Board of Tanisys in February 2003, while the Company’s CFO resigned from the Board of Tanisys in March 2003.

The CEO of the Company has served on the Board of Princeton since September 1998. The CEO served as Chairman of the Board of Princeton from January 2002 until December 2002. The Company’s CFO served as a member of the Board of Princeton from August 2001 until June 2002.

The Company’s CEO and one of its’ Board members serve on the Board of Sharps and did so at the time the Company invested in Sharps. The Company’s CFO was appointed CFO of Sharps in February 2003. Beginning in March 2003, Sharps will reimbursement the Company for certain expenses incurred by the Company’s CFO.

The Company is entitled to appoint one member of Microbilt’s Board of Directors.

Note 18. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended

(in thousands, except per share data)	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002

Operating revenues	$—	$—	$—	$—
Operating loss from continuing operations	(876)	(718)	(957)	(1,009)
Net loss from continuing operations	(1,665)	(922)	(1,966)	(13,985)
Net loss from discontinued operations	—	(419)	(325)	(218)
Net income from disposal of discontinued operations	78	—	2,176	—
Net loss	(1,587)	(1,341)	(115)	(14,203)
Basic and diluted (loss) income per common share:
Net loss from continuing operations	(0.05)	(0.03)	(0.06)	(0.41)
Net loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income from disposal of discontinued operations	—	—	0.07	—
Net loss	(0.05)	(0.04)	—	(0.42)

	Quarter Ended

(in thousands, except per share data)	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001

Operating revenues	$62	$169	$153	$118
Operating loss from continuing operations	(1,456)	(7,495)	(2,985)	(2,654)
Net loss from continuing operations	(15,621)	(12,224)	(7,016)	(3,467)
Net loss from discontinued operations	(98)	—	—	—
Net income from disposal of discontinued operations	885	—	—	1,500
Net loss	(14,834)	(12,224)	(7,016)	(1,967)
Basic and diluted (loss) income per common share:
Net loss from continuing operations	(0.46)	(0.35)	(0.20)	(0.10)
Net loss from discontinued operations	—	—	—	—
Net income from disposal of discontinued operations	0.03	—	—	0.04
Net loss	(0.43)	(0.35)	(0.20)	(0.06)

Note 19. Discontinued Operations

Net loss from discontinued operations for the years ended December 31, 2002 and 2001 represents the results of operations of Tanisys that were consolidated in the Company’s financial statements beginning in August 2001. Net loss from discontinued operations for the year ended September 30, 2000, represents the results of operations of the Transaction Processing and Software divisions sold to Platinum in October 2000.

Tanisys

In August 2001, the Company entered into a Series A Preferred Stock Purchase Agreement (“Purchase Agreement”) with Tanisys to purchase 1,060,000 shares of Tanisys’ Series A Preferred Stock for $1,060,000, in an aggregate $2,575,000 financing. Each share of Series A Preferred Stock was initially convertible into 33.334 shares of Tanisys’ common stock. The Company’s ownership percentage of the outstanding shares of Tanisys was approximately 36.2%, based upon its voting interest, as of December 31, 2002.

In connection with the Purchase Agreement, Tanisys committed to make payments to the holders of the Series A Preferred Stock, to the extent its cash flow met certain levels, until the holders received the amount of their investment in the Series A Preferred Stock. At the sole option of the Company, these payments might have been converted into additional shares of Series A Preferred Stock, in lieu of cash, to be delivered to the holders of the Series A Preferred Stock. Tanisys agreed to issue additional shares of Series A Preferred Stock, equal to 50% of the then fully diluted common stock, to the holders of the Series A Preferred Stock if Tanisys failed to return the amount of their investment, plus cumulative dividends at the rate of 15% annually, by July 15, 2003. At the sole option of the Company, dividend payments may have been converted into additional shares of Series A Preferred Stock, in lieu of cash, to be delivered to the holders of Series A Preferred Stock. Tanisys also agreed to issue, at up to six different times, additional shares of Series A Preferred Stock to the holders of the Series A Preferred Stock equal to 25% of the then fully diluted common stock, if Tanisys failed to meet any of certain financial requirements for six periods of time, beginning with the quarters ended September 30, 2001 and December 31, 2001, and then for the four six-month periods ending June 30, 2002, December 31, 2002, June 30, 2003 and December 31, 2003. Each failure to meet any one of the several financial requirements in any of the six periods would result in Tanisys being required to issue additional shares of Series A Preferred Stock, for no additional consideration, to the holders of the Series A Preferred Stock. Tanisys failed to meet the financial requirements for the quarters ended September 30, 2001 and December 31, 2001 and the six months ended June 30, 2002 and December 31, 2002, resulting in the issuance of 999,051, 1,340,510, 1,693,696 and 2,232,482 additional shares, respectively, of Series A Preferred Stock to the holders of the Series A Preferred Stock.

For accounting purposes, the Company was deemed to have control of Tanisys and, therefore, consolidated the financial statements of Tanisys. The Company consolidated the financial statements of Tanisys on a three-month lag, as the Company had a different year-end than Tanisys. Tanisys’ balance sheets as of September 30, 2002 and 2001, were consolidated with the Company’s balance sheets as of December 31, 2002 and 2001, respectively. The statements of operations of Tanisys for the year ended September 30, 2002 and from the purchase date to September 30, 2001, were consolidated with the Company’s statements of operations for the years ended December 31, 2002 and 2001, respectively.

In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC (“ATEWW”). ATEWW’s majority shareholder is a leader in the semiconductor testing equipment market. The Company received approximately $0.2 million in exchange for its preferred stock. Accordingly, the operations of Tanisys have been classified as discontinued operations.

Pro Forma

The following unaudited pro forma consolidated balance sheet includes adjustments that give effect to the sale of the Company’s preferred stock of Tanisys, as if the sale had occurred on December 31, 2002. The pro forma adjustments reflect the elimination of the divested operations, the consideration received at the closing of the sale and estimated transaction costs.

	As Reported	Adjustments	Pro Forma

(in thousands)		(Unaudited)	(Unaudited)
Cash and cash equivalents	$8,704	$193	$8,897
Other current assets	339	—	339
Net current assets from discontinued operations	1,427	(1,427)	—

Total current assets	10,470	(1,234)	9,236
Non-current assets	9,654	—	9,654

Total assets	$20,124	$(1,234)	$18,890

Current liabilities	$581	$—	$581
Net current liabilities from discontinued operations	1,435	(1,384)	51

Total current liabilities	2,016	(1,384)	632
Non-current liabilities	1	—	1

Total liabilities	2,017	(1,384)	633
Stockholders’ equity	18,107	150	18,257

Total liabilities and stockholders’ equity	$20,124	$(1,234)	$18,890

Financial Statements

As the Company consolidated Tanisys on a three-month lag, Tanisys’ balance sheets as of September 30, 2002 and 2001, including adjustments made under the purchase method of accounting, have been consolidated in the Company’s balance sheets as of December 31, 2002 and 2001. Tanisys’ balance sheets consolidated herein (presented as net assets and liabilities from discontinued operations) are as follows:

	September 30,

(in thousands)	2002	2001

Cash and cash equivalents	$147	$1,370
Accounts receivable, net of accumulated depreciation of $95 and $119	454	601
Inventory:
Raw materials	284	721
Work in process	48	36
Finished goods	84	285

Total inventory	416	1,042
Prepaid and other assets	90	140

Total current assets	1,107	3,153
Property and equipment	310	379
Accumulated depreciation	(118)	(15)

Net property and equipment	192	364
Other assets, net of accumulated amortization of $23 and $2	128	148

Total assets	$1,427	$3,665

Accounts payable	$612	$502
Accrued liabilities	763	601
Revolving credit note	152	88
Note payable to minority stockholders, net of discount	953	—

Total current liabilities	2,480	1,191
Other liabilities	4	77
Note payable to minority stockholders, net of discount	—	207

Total liabilities	$2,484	$1,475

Minority interest in consolidated affiliate	$(1,100)	$1,228
Accumulated deficit	$(1,060)	$(98)

Tanisys’ statements of operations for the year ended September 30, 2002 and from the purchase date through September 30, 2001, have been consolidated in the Company’s statements of operations for the years ended December 31, 2002 and 2001, respectively. Tanisys’ statements of operations consolidated herein (presented as net loss from discontinued operations) are as follows:

(in thousands)	Year ended September 30, 2002	Purchase date through September 30, 2001

Operating revenues	$2,619	$686
Cost of revenues	1,999	367

Gross profit	620	319
Selling, general and administrative expenses	1,511	378
Research and development expenses	1,506	411
Depreciation and amortization expenses	139	16

Operating loss from discontinued operations	(2,536)	(486)
Other income (expense):
Interest income	5	2
Interest expense	(816)	(110)
Other income (expense), net	83	(23)
Minority interest in consolidated affiliate	2,302	519

Total other income, net	1,574	388

Net loss from discontinued operations	$(962)	$(98)

Net loss from discontinued operations	$(962)	$(98)
Preferred stock dividend and amortization of the value of the beneficial conversion feature on stock issued by consolidated affiliate	(249)	(1,508)
Minority interest in consolidated affiliate	249	1,508

Net loss from discontinued operations applicable to common stockholders	$(962)	$(98)

Inventory

Tanisys’ inventory is valued at standard cost which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Inventory costs include direct materials and certain indirect manufacturing overhead expenses. Tanisys’ policy concerning inventory write-down charges is to establish a new, reduced cost basis for the affected inventory that remains until the inventory is sold or disposed. Only additional impairment charges could affect the cost basis. If subsequent to the date of impairment, it is determined that the impairment charges are recoverable, Tanisys does not increase the carrying costs of the affected inventory and corresponding income.

Due to the dramatic decline in the semiconductor business cycle and the impact on revenues since early 2001, and continued uncertainty of future sales volumes, Tanisys continues to monitor its inventory levels in light of product development changes and future sales forecasts. As a result, Tanisys recorded a special charge to cost of goods sold of $0.5 million during the year ended September 30, 2002, for the write-down of excess and obsolete inventories.

Revolving Credit Note

In May 2001, Tanisys entered into an Accounts Receivable Financing Agreement (“Debt Agreement”) with Silicon Valley Bank (“Silicon”) to fund accounts receivable and provide working capital up to a maximum of $2.5 million. As of September 30, 2001, Tanisys owed $88,000 under the Debt Agreement. The applicable interest rate was prime plus 1.5%, decreasing to 1.0% if Tanisys met 90% of its planned revenue. Tanisys failed to meet the financial covenants under the Debt Agreement as of September 30 and December 31, 2001, but received a waiver of the covenants from Silicon.

In March 2002, Tanisys entered into a new Accounts Receivable Purchase Agreement (“Purchase Agreement”) with Silicon, replacing the Debt Agreement, to fund accounts receivable and provide working capital up to a maximum of $2.5 million. The applicable interest rate is 1.5% per month of the average daily balance outstanding during the month. As of September 30, 2002, Tanisys owed $152,000 under the Purchase Agreement.

Note Payable to Minority Stockholders, net of Discount

In connection with the Purchase Agreement, Tanisys committed to make payments to the holders of the Series A Preferred Stock, to the extent its cash flow met certain levels, until the holders received the amount of their investment in the Series A Preferred Stock. The liability was recorded at a fair market value of $0.2 million and will be accreted to $1.6 million through July 2003, using the effective interest method. The accretion of the discount was recorded as interest expense and allocated to the minority interest in consolidated affiliate.

Revenue Recognition

Tanisys recognized revenue when persuasive evidence of an arrangement existed, such as a purchase order; the related products were shipped to the purchaser, typically freight on board shipping point or at the time the services were rendered; the price was fixed or determinable; and collectibility was reasonably assured. Tanisys warranted products against defects, generally for a period of one year, and accrued the cost of warranting these products as the items were shipped. Tanisys’ sales to distribution partners were recognized as revenue upon the shipment of products because the distribution partners, like Tanisys’ other customers, have issued purchase orders with fixed pricing and are obligated to pay the Company.

Beneficial Conversion Feature

The beneficial conversion feature for the convertible Series A Preferred Stock, in the amount of $4.5 million, was limited to the proceeds allocated to the Series A Preferred Stock of $1.5 million. Due to the Series A Preferred Stock being immediately convertible, the $1.5 million was recorded as a dividend and allocated to the minority interest in consolidated affiliate during the year ended September 30, 2001.

Advances

During the year ended September 30, 2002, the Company advanced $43,000 to Tanisys. These advances are due to the Company under the terms of a promissory note bearing interest at twelve percent (12%) and maturing in March 2003. This promissory note was repaid in February 2003.

Transaction Processing and Software

The following table shows the operating results of the Transaction Processing and Software divisions for the year ended September 30, 2000 (in thousands):

Transaction Processing revenues	$113,085
Software revenues	31,522

Total revenues	144,607
Cost of revenues	100,010

Gross profit	44,597
Selling, general and administrative expenses	34,911
Research and development expenses	11,763
Advance funding program income, net	(1,856)
Depreciation and amortization expenses	11,273
Special charges	1,216

Operating loss from discontinued operations	(12,710)
Other income (expense):
Interest income	6,381
Interest expense	(33)
Other, net	(432)

Total other income, net	5,916

Loss from discontinued operations before income tax benefit	(6,794)
Income tax benefit	229

Net loss from discontinued operations	$(6,565)

Revenue Recognition Policies

The Company recognized revenue from its Transaction Processing services when records billed and collected by the Company were processed. Revenue from the sale of convergent billing systems, including the licensing of software rights, was recognized at the time the product was delivered to the customer, provided that the Company had no significant related obligations or collection uncertainties remaining. If there were significant obligations related to the installation or development of the system delivered, revenue was recognized in the period in which the Company fulfilled the obligation. Service revenues related to the Software division were recognized in the period that the services were provided. The Company recorded bad debt expense of $6.8 million and bad debt expense write-offs of $3.8 million to its allowance for doubtful accounts for the year ended September 30, 2000.

Leases

The Company leased certain equipment and office space under operating leases for discontinued operations. Rental expense was $4.7 million for the year ended September 30, 2000. Under the terms of the Transaction, all leases associated with the Transaction Processing and Software divisions were assumed by Platinum. The Company guaranteed two of the operating leases of the divested divisions. Management does not believe that the guarantees will be exercised.

Acquisitions

In April 2000, the Company completed the acquisition of Operator Service Company (“OSC”), a Lubbock, Texas-based provider of inbound directory assistance, interactive voice response and customer relationship management services to the telecommunications and consumer products industries. The Company acquired OSC through the issuance of 3.8 million shares of common stock, of which 0.7 million shares were held in escrow until achievement of a certain level of earnings. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of OSC have been included in the Company’s consolidated financial statements, and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss per common share, since the date of acquisition. A portion of the total purchase price of $19.2 million was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The additional balance of $17.1 million was recorded as goodwill and was being amortized over twenty years on a straight-line basis. In connection with the Transaction, the 0.7 million shares held in escrow were released.

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

Benefit Plans

The BCC 401(k) Retirement Plan (the “Retirement Plan”) was assumed by Platinum in connection with the Transaction. Participation in the Retirement Plan was offered to eligible employees of the Company. Generally, all employees of the Company who were at least 21 years of age or older and who had completed six months of service during which they worked at least 500 hours were eligible for participation in the Retirement Plan. The Retirement Plan was a defined contribution plan which provided that participants generally make voluntary salary deferral contributions, on a pretax basis, of between 1% and 15% of their compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments. The Company made matching contributions as a percentage determined annually of the first 5% of a participant’s compensation contributed as salary deferral. The Company could have made additional discretionary contributions. No discretionary contributions were made during the years ended September 30, 2000. The Company’s matching contributions to this plan totaled approximately $894,000 during the year ended September 30, 2000.

Income from Disposal of Discontinued Operations

During 2002, the Company filed its federal income tax return with the Internal Revenue Service for the tax fiscal year ended September 30, 2001 (which includes the Transaction completed in October 2000, as discussed in Note 1). The Company received a refund claim totaling $2.2 million in July 2002. The income tax refund is included in net income from disposal of discontinued operations for the year ended December 31, 2002, as the refund relates to those companies sold in the Transaction.

The Company continually reviews the adequacy of the accruals related to discontinued operations. The Company reduced the accruals related to the Transaction Processing and Software divisions sold in October 2000 and recognized income from the disposal of discontinued operations of $0.1 million and $2.4 million during the years ended December 31, 2002 and 2001, respectively, based upon estimates of future liabilities related to the divested entities.

Note 20. Subsequent Events (Unaudited)

In January 2003, the Company purchased an additional 200,000 shares of Sharps’ common stock for $1 per share. These shares were purchased from Sharps’ CEO. The additional shares increase the Company’s ownership in Sharps to approximately 9.0%.

In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC (“ATEWW”). ATEWW’s majority shareholder is a leader in the semiconductor testing equipment market. The Company received approximately $0.2 million in exchange for its preferred stock, which will be reflected as a gain on sale during the quarter ended March 31, 2003. Accordingly, the operations of Tanisys have been classified as discontinued operations.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 13, 2002, the Audit Committee of the Board of Directors of the Company elected to terminate its relationship with and dismiss Arthur Andersen LLP (“Andersen”) as its independent public accountants. Andersen’s report on the Company’s consolidated financial statements as of December 31, 2001, December 31, 2000 and September 30, 2000 and for the year ended December 31, 2001, the transition quarter ended December 31, 2000 and the years ended September 30, 2000 and September 30, 1999, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. No disagreements occurred with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On July 2, 2002, the Audit Committee of the Board of Directors of the Company engaged Burton McCumber & Cortez, L.L.P. (“BMC”) as the Company’s independent public accountants for the year ended December 31, 2002. Prior to BMC’s engagement, neither the Company nor anyone on its behalf consulted with BMC regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated herein by reference from the information under the captions “Election of Directors”, “Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement (the “Definitive Proxy Statement”) to be filed pursuant to Regulation 14A with the Securities and Exchange Commission relating to its Annual Meeting of Stockholders to be held on June 5, 2003.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the information under the captions “Compensation of Directors” and “Executive Compensation” of the Company’s Definitive Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information at December 31, 2002

	(a)	(b)	(c)
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	6,713,432	$4.88	9,086,568
Equity compensation plans not approved by security holders	—	—	—

Total	6,713,432	$4.88	9,086,568

The additional information required by this item is incorporated herein by reference from the information under the caption “Ownership of Common Stock” of the Company’s Definitive Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the information under the caption “Related Transactions” of the Company’s Definitive Proxy Statement.

ITEM 14.       CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference from Form 10/A, Amendment No. 1, dated July 11, 1996)

3.3	Amended and Restated Bylaws of BCC (incorporated by reference from Exhibit 3.3 to Form 10-K, dated September 30, 1998)

4.1	Form of Stock Certificate of Common Stock of BCC (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998)

10.1	BCC’s 1996 Employee Comprehensive Stock Plan, amended as of August 31, 1999 (incorporated by reference from Exhibit 10.8 to Form 10-K, dated September 30, 1999)

10.2	Form of Option Agreement between BCC and its employees under the 1996 Employee Comprehensive Stock Plan (incorporated by reference from Exhibit 10.9 to Form 10-K, September 30, 1999)

10.3	Amended and Restated 1996 Non-Employee Director Plan of BCC, amended as of August 31, 1999 (incorporated by reference from Exhibit 10.10 to Form 10-K, dated September 30, 1999)

10.4	Form of Option Agreement between BCC and non-employee directors (incorporated by reference from Exhibit 10.11 to Form 10-K, dated September 30, 1998)

10.5	BCC’s 1996 Employee Stock Purchase Plan, amended as of January 30, 1998 (incorporated by reference from Exhibit 10.12 to Form 10-K, dated September 30, 1998)

10.6	BCC’s Executive Compensation Deferral Plan (incorporated by reference from Exhibit 10.12 to Form 10/A, Post Effective Amendment No. 2, dated August 1, 1996)

10.7	BCC’s Executive Qualified Disability Plan (incorporated by reference from Exhibit 10.14 to Form 10/A, Amendment No. 1, dated July 11, 1996)

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

10.9	Put Option Agreement between BCC and Michael A. Harrelson, dated June 1, 1997 (incorporated by reference from Exhibit 10.1 to Form 10-Q, dated June 30, 1997)

10.10	Employment Agreement, as amended, between BCC and W. Audie Long, dated January 15, 1999 (incorporated by reference to Form 10-K, dated September 30, 2000)

10.11	Amended and Restated Employment Agreement between NCEH Corp. and Parris H. Holmes, Jr., dated January 11, 2002 (incorporated by reference from Exhibit 10.11 to Form 10-K, dated December 31, 2001)

10.12	Employment Agreement between NCEH Corp. and David P. Tusa, dated November 1, 2001 (incorporated by reference from Exhibit 10.12 to Form 10-K, dated December 31, 2001)

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

10.16	Office Building Lease Agreement between BCC and EOP-Union Square Limited Partnership, dated November 6, 2000 (incorporated by reference from Exhibit 10.16 to Form 10-K, dated December 31, 2001)

10.17	Office Building Sublease Agreement between BCC and CCC Centers, Inc., dated February 11, 2002 (incorporated by reference from Exhibit 10.17 to Form 10-K, dated December 31, 2001)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Burton, McCumber & Cortez, L.L.P. (filed herewith)

23.2	Consent of Brown, Graham and Company, P.C. (filed herewith)

99.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

99.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

99.3	Letter to the Securities and Exchange Commission regarding representations of Arthur Andersen LLP (incorporated by reference from Exhibit 99.1 to Form 10-K, dated December 31, 2001)

99.4	Princeton eCom Corporation’s Consolidated Financial Statements as of December 31, 2001 (incorporated by reference from Exhibit 99.2 to Form 10-K, dated December 31, 2001)

99.5	Princeton eCom Corporation’s Consolidated Financial Statements as of December 31, 2002 (filed herewith)

(b)        Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP. (Registrant)
Date: March 25, 2003	By:	/s/ PARRIS H. HOLMES, JR.
Parris H. Holmes, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 2003.

Signature	Title

/s/ PARRIS H. HOLMES, JR.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Parris H. Holmes, Jr.

/s/ DAVID P. TUSA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

David P. Tusa

/s/ GARY BECKER	Director

Gary Becker

/s/ C. LEE COOKE, JR.	Director

C. Lee Cooke, Jr.

/s/ JUSTIN FERRERO	Director

Justin Ferrero

/s/ STEPHEN WAGNER	Director

Stephen Wagner

CERTIFICATION

I, Parris H. Holmes, Jr., certify that:

1.         I have reviewed this annual report on Form 10-K of New Century Equity Holdings Corp.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ PARRIS H. HOLMES JR.
Parris H. Holmes, Jr. Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, David P. Tusa, certify that:

7.         I have reviewed this annual report on Form 10-K of New Century Equity Holdings Corp.;

8.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.      The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ DAVID P. TUSA
David P. Tusa Executive Vice President, Chief Financial Officer and Corporate Secretary