Form 10-Q
period 2003-03-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2003-04-24
CIK 1013706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

     Indicated below is the number of shares outstanding of the registrant’s only class of common stock at April 24, 2003:

Title of Class	Number of Shares Outstanding

Common Stock, $0.01 par value	34,217,620

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PAGE

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2003 (Unaudited)
and December 31, 2002	3

Unaudited Condensed Consolidated Statements of Operations – For the Three
Months ended March 31, 2003 and 2002	4

Unaudited Condensed Consolidated Statements of Cash Flows – For the Three
Months ended March 31, 2003 and 2002	5

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3. Quantitative and Qualitative Disclosure about Market Risk	12

Item 4. Controls and Procedures	12

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURE	14

CERTIFICATIONS	15

2

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$8,068	$8,704
Accounts receivable	25	9
Prepaid and other assets	394	330
Net current assets from discontinued operations	—	1,427

Total current assets	8,487	10,470
Property and equipment, net	207	248
Other non-current assets	53	53
Investments in affiliates	8,769	9,353

Total assets	$17,516	$20,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23	$30
Accrued liabilities	527	551
Net current liabilities from discontinued operations	40	1,435

Total current liabilities	590	2,016
Other non-current liabilities	—	1

Total liabilities	590	2,017
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized;
34,217,620 shares issued and outstanding	342	342
Additional paid-in capital	70,346	70,346
Accumulated deficit	(53,762)	(52,581)

Total stockholders’ equity	16,926	18,107

Total liabilities and stockholders’ equity	$17,516	$20,124

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 3

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Operating revenues	$—	$—

Operating expenses:
Selling, general and administrative expenses	680	966
Depreciation and amortization expenses	40	43

Operating loss from continuing operations	(720)	(1,009)

Other income (expense):
Interest income, net	27	60
Equity in net loss of affiliate	(647)	(14,269)
Consulting income	—	938
Other income, net	12	295

Total other expense, net	(608)	(12,976)

Net loss from continuing operations	(1,328)	(13,985)

Discontinued operations:
Net loss from discontinued operations	—	(218)
Net income from disposal of discontinued operations	147	—

Net loss	$(1,181)	$(14,203)

Basic and diluted (loss) income per common share:
Net loss from continuing operations	$(0.04)	$(0.41)
Net loss from discontinued operations	—	(0.01)
Net income from disposal of discontinued operations	0.01	—

Net loss	$(0.03)	$(0.42)

Weighted average common shares outstanding	34,218	34,214

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 4

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss from continuing operations	$(1,328)	$(13,985)
Adjustments to reconcile net loss from continuing operations to net cash
(used in) provided by operating activities:
Depreciation and amortization expenses	40	43
Equity in net loss of affiliate	647	14,269
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(16)	813
Increase in prepaid and other assets	(64)	(81)
(Decrease) increase in accounts payable	(7)	26
(Decrease) increase in accrued liabilities	(24)	22
Increase in other liabilities and other noncash items	136	218

Net cash (used in) provided by continuing operating activities	(616)	1,325
Net cash provided by (used in) discontinued operating activities	180	(111)

Net cash (used in) provided by operating activities	(436)	1,214

Cash flows from investing activities:
Purchases of property and equipment	—	—
Investments in affiliates	(200)	(2,667)
Other investing activities	—	(9)

Net cash used in investing activities	(200)	(2,676)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4

Net cash provided by financing activities	—	4

Net decrease in cash and cash equivalents	(636)	(1,458)
Cash and cash equivalents, beginning of period	8,704	7,279

Cash and cash equivalents, end of period	$8,068	$5,821

Supplemental disclosure of financial information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 5

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The interim condensed consolidated financial statements included herein have been prepared by New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

     In October 2000, the Company completed the sale of its Transaction Processing and Software divisions to Platinum Holdings (“Platinum”) of Los Angeles, California (the “Transaction”), for initial consideration of $49.7 million. The Company may be entitled to receive additional consideration consisting of potential royalty payments, assuming the achievement of certain post-closing revenue targets ( $5.0 million related to the Aptis division and $5.0 million related to the OSC division). The post-closing revenue targets apply to the three-year period subsequent to the Transaction. Management continues to monitor the revenue achievements of the Aptis and OSC divisions, but does not believe it is likely that either division will achieve the post-closing revenue targets necessary to generate a potential royalty payment to the Company.

Note 2. Stock Based Compensation

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, but elected to apply Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. The following table illustrates the effect on net loss and net loss per common share had compensation expense for the Company’s stock option grants and Employee Stock Purchase Plan (“ESPP”) purchases been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of options is amortized to pro forma compensation expense over the options’ vesting periods.

	Three months ended March 31,
(in thousands, except per share data)	2003	2002

Net loss, as reported	$(1,181)	$(14,203)
Less: Total stock based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(10)	(15)

Pro forma net loss	$(1,191)	$(14,218)

Basic and diluted loss per common share:
Net loss, as reported	$(0.03)	$(0.42)
Pro forma net loss	$(0.03)	$(0.42)

6

Note 3. Investments in Affiliates

Investments in affiliates is comprised of the following:

(in thousands)	March 31, 2003	December 31, 2002

Investment in Princeton eCom Corporation:
Cash investments	$76,076	$76,076
In-process research and development costs	(4,465)	(4,465)
Amortization and equity loss pick-up	(60,910)	(60,263)
Impairment of investment	(1,777)	(1,777)
Other	(1,481)	(1,344)

Net investment in Princeton eCom Corporation	7,443	8,227

Investment in Sharps Compliance Corp.:
Cash investments	970	770
Other	2	2

Net investment in Sharps Compliance Corp.	972	772

Investment in Microbilt Corp.:
Equity investments	348	348
Other	6	6

Net investment in Microbilt Corp.	354	354

Total investments in affiliates	$8,769	$9,353

Note 4. Accrued liabilities

Accrued liabilities is comprised of the following:

(in thousands)	March 31, 2003	December 31, 2002

Accrued income taxes	$174	$174
Accrued vacation	117	140
Accrued audit fees	76	90
Accrued annual report fees	69	56
Other	91	91

Total accrued liabilities	$527	$551

Note 5. Commitments and Contingencies

     During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton eCom Corporation’s (“Princeton”) lease for office space at 650 College Road East, Princeton, New Jersey. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. The landlord of the office space has agreed, subject to lender approval, to replace the Company’s guarantee with an alternative security equal to rent payments for approximately one year. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that it will be required to perform under the lease guarantee.

Note 6. Investment in Unconsolidated Affiliate

     The Company accounts for its investment in Princeton under the equity method of accounting (as the Company does not exhibit control over Princeton) and records the equity in net loss of Princeton on a three-month lag. As of March 31, 2003 and December 31, 2002, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 35.6%, 38.0% and 32.9%, respectively.

Princeton’s summarized balance sheets as of December 31, 2002 and September 30, 2002, are as follows:

(in thousands)	December 31, 2002	September 30, 2002

Current assets	$45,632	$59,363
Non-current assets	15,986	17,522
Current liabilities	42,985	56,648
Non-current liabilities	1,156	934
Mandatorily redeemable convertible
preferred stock	32,442	31,767

     Princeton’s statements of operations for the three months ended December 31, 2002 and 2001 have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the three months ended March 31, 2003 and 2002, respectively. Princeton’s summarized statements of operations are as follows:

	Three Months Ended December 31,

(in thousands)	2002	2001

Total revenues	$8,640	$5,743
Gross profit	4,088	1,310
Loss from operations	(2,119)	(20,857)
Net loss	(1,817)	(22,385)

     For the three months ended December 31, 2001, loss from operations of $20.9 million included special charges totaling $10.6 million. Approximately $7.4 million of the special charges relate to the implementation of a strategic restructuring plan to streamline Princeton’s operations by reducing operating expenses primarily through workforce reductions ( $4.1 million) and renegotiating significant contracts and leases ( $3.3 million). The additional charges relate to the write-down of a portion of the asset value of Princeton’s property and equipment. The impairment was recognized as the future undiscounted cash flows related to these assets were estimated to be insufficient to recover the related carrying values of the property and equipment.

Note 7. Related Party Transactions

     In April 2000, the Board of Directors of the Company approved a restricted stock grant to the Company’s CEO. The restricted stock grant consists of Princeton stock equal to 2% of Princeton’s fully diluted shares. The restricted stock grant vests on April 30, 2003. The Company expenses the fair market value of the restricted stock grant over the three-year period ending April 30, 2003. The Company recognized $150,000 during the three months ended March 31, 2003 and 2002, as compensation expense related to the stock grant.

     The Company’s CEO served as Chairman of the Board of Tanisys at the time of the Company’s investment in Tanisys and until his resignation in February 2002. A member of the Company’s Board served as Tanisys’ Chairman of the Board and CEO from February 2002 until February 2003. This Board member also served as a member of Tanisys’ Board from February 2002 to March 2003. This Board member received approximately $15,000 per month from Tanisys as compensation for services as Chairman of the Board and CEO. The Company also appointed the Company’s CFO and another one of its’ Board members to the Board of Tanisys. This Board member resigned from the Board of Tanisys in February 2003 and the Company’s CFO resigned from the Board of Tanisys in March 2003.

     The CEO of the Company has served on the Board of Princeton since September 1998. The CEO served as Chairman of the Board of Princeton from January 2002 until December 2002. The Company’s CFO served as a member of the Board of Princeton from August 2001 until June 2002.

     The Company’s CEO and one of its’ Board members serve on the Board of Sharps Compliance Corp. (“Sharps”) and did so at the time the Company invested in Sharps. The Company’s CFO was appointed CFO of Sharps in February 2003. In March 2003, Sharps began reimbursing the Company for certain expenses incurred by the Company’s CFO.

Note 8. Discontinued Operations

     In August 2001, the Company invested $1,060,000 in Tanisys Technology, Inc. (“Tanisys”). In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market. The Company received approximately $0.2 million in exchange for its preferred stock, which is reported as a gain on the disposal of discontinued operations during the three months ended March 31, 2003. Accordingly, the operations of Tanisys have been classified as discontinued operations.

     For accounting purposes, the Company consolidated Tanisys into the financial statements of the Company under the purchase method of accounting. As the Company consolidated Tanisys on a three-month lag (due to the difference in fiscal year ends of the Company and Tanisys), Tanisys’ balance sheet as of September 30, 2002, including adjustments made under the purchase method of accounting, was consolidated with the Company’s balance sheet as of December 31, 2002, as follows (in thousands):

Cash and cash equivalents	$147
Accounts receivable, net	454
Inventory:
Raw materials	284
Work in process	48
Finished goods	84

Total inventory	416
Prepaid and other assets	90

Total current assets	1,107
Property and equipment, net	192
Other non-current assets, net	128

Total assets	$1,427

Accounts payable	$612
Accrued liabilities	763
Revolving credit note	152
Note payable to minority stockholders, net of discount	953

Total current liabilities	2,480
Other non-current liabilities	4

Total liabilities	$2,484

Minority interest in consolidated affiliate	$(1,100)
Accumulated deficit	$(1,060)

9

     Tanisys’ statement of operations for the three months ended December 31, 2001, including adjustments made under the purchase method of accounting, were consolidated in the Company’s statement of operations for the three months ended March 31, 2002, as follows (in thousands):

Operating revenues	$951
Cost of revenues	482

Gross profit	469
Selling, general and administrative expenses	435
Research and development expenses	530
Depreciation and amortization expenses	33

Operating loss from discontinued operations	(529)
Other income (expense):
Interest expense, net	(207)
Other expense, net	(7)
Minority interest in consolidated affiliate	525

Total other income, net	311

Net loss	$(218)

Net loss	$(218)
Preferred stock dividend	(60)
Minority interest in consolidated affiliate	60

Net loss applicable to common stockholders	$(218)

Advances

     During 2002, the Company advanced $43,000 to Tanisys. These advances were due to the Company under the terms of a promissory note bearing interest at twelve percent (12%) and matured in March 2003. This promissory note was repaid in February 2003.

Note 9. Subsequent Events

     On April 22, 2003, the Company received notice that Bristol Investments, Ltd. and Microbilt Corporation (“Microbilt”) filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the October 2001 merger of a former subsidiary, FIData, Inc., into Microbilt. The Company believes it has meritorious defenses, the specified claims are without merit and intends to vigorously contest this lawsuit.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The following is a discussion of the interim condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), for the three months ended March 31, 2003. It should be read in conjunction with the unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended December 31 and references to quarterly periods refer to the Company’s fiscal quarter ended March 31.

Results of Operations

Continuing Operations

     Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. For the three months ended March 31, 2003, SG&A expenses totaled $0.7 million, compared to $1.0 million for the three months ended March 31, 2002. The decrease in SG&A expenses relates to an overall reduction in expenditures and corporate personnel. The cash portion of the SG&A expenses was $0.5 million (total SG&A expenses of $0.7 million, less non-cash compensation expense of $0.2 million) and $0.8 million (total SG&A expenses of $1.0 million, less non-cash compensation expense of $0.2 million) for the three months ended March 31, 2003 and 2002, respectively.

     Net other expense totaled $0.7 million during the three months ended March 31, 2003, compared to $13.0 million during the three months ended March 31, 2002. The decrease in net other expense for the three months ended March 31, 2003, primarily related to decreases in the equity in net loss of affiliate and consulting income from Platinum.

Princeton

     Princeton’s revenues increased to $8.6 million during the three months ended December 31, 2002, from $5.7 million during the three months ended December 31, 2001. The increase in revenue is a result of an increase in the number of financial institution and biller customers coupled with an increase in bill presentment and payment transactions. Princeton’s net loss of $1.8 million for the three months ended December 31, 2002, decreased from the $22.4 million net loss for the three months ended December 31, 2001, as a result of the increase in revenues as well as the reductions made to operating expenses during 2002. The net loss for the three months ended December 31, 2001, included impairment charges totaling $10.6 million related to the impairment of property and equipment, employee separations and contract settlements.

     Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement used by management and investors to assess the value of a technology-related company such as Princeton. EBITDA is not a financial measurement pursuant to generally accepted accounting principles (“GAAP”), nor is it acceptable or considered an alternative measure of cash flows from operations under GAAP. For the three months ended December 31, 2002, Princeton’s EBITDA was negative $0.6 million (net loss of $1.8 million, exclusive of depreciation and amortization expenses of $1.5 million and income tax benefit of $0.3 million). For the three months ended December 31, 2001, Princeton’s EBITDA was negative $18.3 million (net loss of $22.4 million, exclusive of depreciation and amortization expenses of $2.5 million and interest expense of $1.6 million).

Discontinued Operations

     In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market. The Company received approximately $0.2 million in exchange for its preferred stock, which is reported as a gain on the disposal of discontinued operations during the three months ended March 31, 2003.

Liquidity and Capital Resources

     The Company’s cash balance decreased to $8.1 million at March 31, 2003, from $8.7 million at December 31, 2002. This decrease relates to the receipt of $0.2 million from the sale of Tanisys’ preferred stock, offset by the $0.2 million invested in Sharps and the cash portion of corporate expenses. There were no capital expenditures during the three months ended March 31, 2003. The Company anticipates minimal capital expenditures before acquisitions, if any, during the nine months ending December 31, 2003. The Company believes it will be able to fund future expenditures with cash on hand.

Princeton

     During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road East, Princeton, New Jersey. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. The landlord of the office space has agreed, subject to lender approval, to replace the Company’s guarantee with an alternative security equal to rent payments for approximately one year. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that it will be required to perform under the lease guarantee.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of March 31, 2003, because the Company’s intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     On April 22, 2003, the Company received notice that Bristol Investments, Ltd. and Microbilt Corporation (“Microbilt”) filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the October 2001 merger of a former subsidiary, FIData, Inc., into Microbilt. The Company believes it has meritorious defenses, the specified claims are without merit and intends to vigorously contest this lawsuit.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

99.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

(b)	Current Reports on Form 8-K:

Form 8-K, dated January 7, 2003, filed January 13, 2003, announcing the appointment of Stephen M. Wagner to the Company’s Board of Directors.

Form 8-K, dated February 21, 2003, filed February 26, 2003, announcing the sale of the Company’s preferred stock in Tanisys Technology, Inc. and the Company’s results of operations for the quarter and year ended December 31, 2003.

Form 8-K, dated March 18, 2003, filed March 21, 2003, announcing the receipt from The Nasdaq Stock Market, Inc. of a 90-day extension to regain compliance with the minimum $1.00 bid price per share requirement.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

13

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP. (Registrant)

Date: April 24, 2003	By: /s/ DAVID P. TUSA —————————— David P. Tusa Executive Vice President, Chief Financial Officer and Corporate Secretary (Duly authorized and principal financial officer)

14

CERTIFICATION

I, Parris H. Holmes, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Century Equity Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	/s/ PARRIS H. HOLMES JR. ————————————— Parris H. Holmes, Jr. Chairman of the Board and Chief Executive Officer

15

CERTIFICATION

I, David P. Tusa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Century Equity Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	/s/ DAVID P. TUSA —————————— David P. Tusa Executive Vice President, Chief Financial Officer and Corporate Secretary

16