Form 10-Q
period 2003-06-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2003-08-13
CIK 1013706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 0-28536 NEW CENTURY EQUITY HOLDINGS CORP. (Exact name of registrant as specified in its charter)

Delaware	74-2781950
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10101 Reunion Place, Suite 450, San Antonio, Texas	78216
(Address of principal executive offices)	(Zip code)

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

        Indicated below is the number of shares outstanding of the registrant’s only class of common stock at August 13, 2003:

Title of Class	Number of Shares Outstanding

Common Stock, $0.01 par value	34,217,620

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES INDEX

PAGE

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2003 (Unaudited)
and December 31, 2002	3

Unaudited Condensed Consolidated Statements of Operations – For the Three
and Six Months ended June 30, 2003 and 2002	4

Unaudited Condensed Consolidated Statements of Cash Flows – For the Six
Months ended June 30, 2003 and 2002	5

Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations	11

Item 3. Quantitative and Qualitative Disclosure about Market Risk	13

Item 4. Controls and Procedures	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURE	15

2

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,620	$8,704
Accounts receivable	40	9
Prepaid and other assets	286	330
Net current assets from discontinued operations	—	1,427

Total current assets	7,946	10,470
Property and equipment, net	170	248
Other non-current assets	53	53
Investments in affiliates	8,003	9,353

Total assets	$16,172	$20,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13	$30
Accrued liabilities	521	551
Net current liabilities from discontinued operations	38	1,435

Total current liabilities	572	2,016
Other non-current liabilities	—	1

Total liabilities	572	2,017
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized;
34,217,620 shares issued and outstanding	342	342
Additional paid-in capital	70,346	70,346
Accumulated deficit	(55,088)	(52,581)

Total stockholders’ equity	15,600	18,107

Total liabilities and stockholders’ equity	$16,172	$20,124

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 3

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating revenues	$—	$—	$—	$—
Operating expenses:
Selling, general and administrative expenses	541	914	1,221	1,880
Depreciation and amortization expenses	40	43	80	86

Operating loss from continuing operations	(581)	(957)	(1,301)	(1,966)
Other income (expense):
Interest income, net	22	28	49	88
Equity in net loss of affiliate	(766)	(2,287)	(1,413)	(16,556)
Consulting income	—	938	—	1,876
Other (expense) income, net	(1)	313	11	608

Total other expense, net	(745)	(1,008)	(1,353)	(13,984)

Net loss from continuing operations	(1,326)	(1,965)	(2,654)	(15,950)
Discontinued operations:
Net loss from discontinued operations	—	(325)	—	(543)
Net income from disposal of discontinued
operations	—	2,176	147	2,176

Net loss	$(1,326)	$(114)	$(2,507)	$(14,317)

Basic and diluted net (loss) income per common share:
Net loss from continuing operations	$(0.04)	$(0.05)	$(0.08)	$(0.46)
Net loss from discontinued operations	—	(0.01)	—	(0.02)
Net income from disposal of discontinued
operations	—	0.06	0.01	0.06

Net loss	$(0.04)	$—	$(0.07)	$(0.42)

Weighted average common shares outstanding	34,218	34,218	34,218	34,216

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 4

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss from continuing operations	$(2,654)	$(15,950)
Adjustments to reconcile net loss from continuing operations to net cash
(used in) provided by operating activities:
Depreciation and amortization expenses	80	86
Equity in net loss of affiliate	1,413	16,556
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(31)	653
Decrease in prepaid and other assets	44	650
(Decrease) increase in accounts payable	(17)	7
Decrease in accrued liabilities	(30)	(733)
Increase in other liabilities and other noncash items	136	352

Net cash (used in) provided by continuing operating activities	(1,059)	1,621
Net cash provided by (used in) discontinued operating activities	178	(125)

Net cash (used in) provided by operating activities	(881)	1,496

Cash flows from investing activities:
Purchases of property and equipment	(3)	—
Investments in affiliates	(200)	(3,849)
Redemption of affiliate	—	1,471
Other investing activities	—	(9)

Net cash used in investing activities	(203)	(2,387)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4

Net cash provided by financing activities	—	4

Net decrease in cash and cash equivalents	(1,084)	(887)
Cash and cash equivalents, beginning of period	8,704	7,279

Cash and cash equivalents, end of period	$7,620	$6,392

Supplemental disclosure of financial information:
Cash paid for interest	$—	$3
Cash paid for income taxes	$—	$—

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

        In October 2000, the Company completed the sale of its Transaction Processing and Software divisions to Platinum Holdings (“Platinum”) of Los Angeles, California (the “Transaction”), for initial consideration of $49.7 million. The Company may be entitled to receive additional consideration consisting of potential royalty payments, assuming the achievement of certain post-closing revenue targets ($5.0 million related to the Aptis division and $5.0 million related to the OSC division). The post-closing revenue targets apply to the three-year period subsequent to the Transaction. Management continues to monitor the revenue achievements of the Aptis and OSC divisions, but does not believe it is likely that either division will achieve the post-closing revenue targets necessary to generate a potential royalty payment to the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net loss, as reported	$(1,326)	$(114)	$(2,507)	$(14,317)
Less: Total stock based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(45)	(40)	(56)	(56)

Net loss, pro forma	$(1,371)	$(154)	$(2,563)	$(14,373)

Basic and diluted net loss per common share:
Net loss, as reported	$(0.04)	$—	$(0.07)	$(0.42)
Net loss, pro forma	$(0.04)	$—	$(0.07)	$(0.42)

6

        The fair value for these options was estimated at the respective grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended June 30, 2003: expected volatility of 96.3%, no dividend yield, expected life of 2.5 years and risk-free interest rate of 1.8%.

Note 3. Investments in Affiliates

        Investments in affiliates is comprised of the following:

(in thousands)	June 30, 2003	December 31, 2002

Investment in Princeton eCom Corporation:
Cash investments	$76,076	$76,076
In-process research and development costs	(4,465)	(4,465)
Amortization and equity loss pick-up	(61,676)	(60,263)
Impairment of investment	(1,777)	(1,777)
Other	(1,481)	(1,344)

Net investment in Princeton eCom Corporation	6,677	8,227
Investment in Sharps Compliance Corp.:
Cash investments	970	770
Other	2	2

Net investment in Sharps Compliance Corp.	972	772
Investment in Microbilt Corp.:
Equity investments	348	348
Other	6	6

Net investment in Microbilt Corp.	354	354

Total investments in affiliates	$8,003	$9,353

Note 4. Accrued liabilities

Accrued liabilities is comprised of the following:

(in thousands)	June 30, 2003	December 31, 2002

Accrued income taxes	$174	$174
Accrued vacation	129	140
Accrued audit fees	57	90
Accrued annual report fees	65	56
Other	96	91

Total accrued liabilities	$521	$551

Note 5. Commitments and Contingencies

        In April 2003, the Company received notice that Bristol Investments, Ltd. and Microbilt Corporation (“Microbilt”) filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the October 2001 merger of a former subsidiary, FIData, Inc., into Microbilt. The Company believes it has meritorious defenses, the specified claims are without merit and intends to vigorously contest this lawsuit.

        During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton eCom Corporation’s (“Princeton”) lease for office space at 650 College Road East, Princeton, New Jersey. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. The landlord of the office space has agreed, subject to lender approval, to replace the Company’s guarantee with an alternative security equal to rent payments for approximately one year. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that it will be required to perform under the lease guarantee. Through December 2009, the payments remaining under the terms of the lease approximate $9.4 million.

Note 6. Investment in Unconsolidated Affiliate

        The Company accounts for its investment in Princeton under the equity method of accounting (as the Company does not exhibit control over Princeton) and records the equity in net loss of Princeton on a three-month lag. As of June 30, 2003, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 35.6%, 38.0% and 33.2%, respectively. As of December 31, 2002, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 35.6%, 38.0% and 32.9%, respectively.

        Princeton’s summarized balance sheets as of March 31, 2003 and September 30, 2002, are as follows:

(in thousands)	March 31, 2003	September 30, 2002

Current assets	$27,162	$59,363
Non-current assets	14,487	17,522
Current liabilities	25,172	56,648
Non-current liabilities	1,148	934
Mandatorily redeemable convertible
preferred stock	33,156	31,767

        Princeton’s statements of operations for the three and six months ended March 31, 2003 and 2002 have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the three and six months ended June 30, 2003 and 2002, respectively. Princeton’s summarized statements of operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

(in thousands)	2003	2002	2003	2002

Total revenues	$9,170	$6,408	$17,810	$12,151
Gross profit	4,278	2,295	8,366	3,605
Loss from operations	(2,164)	(4,192)	(4,283)	(25,048)
Net loss	(2,147)	(4,263)	(3,964)	(26,648)

        For the six months ended March 31, 2002, loss from operations of $25.0 million included special charges totaling $10.6 million. Approximately $7.4 million of the special charges relate to the implementation of a strategic restructuring plan to streamline Princeton’s operations by reducing operating expenses primarily through workforce reductions ($4.1 million) and renegotiating significant contracts and leases ($3.3 million). The additional charges relate to the write-down of a portion of the asset value of Princeton’s property and equipment. The impairment was recognized as the future undiscounted cash flows related to these assets were estimated to be insufficient to recover the related carrying values of the property and equipment.

Note 7. Related Party Transactions

        In April 2000, the Board of Directors of the Company approved a restricted stock grant to the Company’s CEO. The restricted stock grant consists of Princeton stock equal to 2% of Princeton’s fully diluted shares. The restricted stock grant vested on April 30, 2003. The Company expensed the fair market value of the restricted stock grant over the three-year period ended April 30, 2003. The Company recognized $150,000 during the three months ended June 30, 2002 and $300,000 and $300,000 during the six months ended June 30, 2003 and 2002, respectively, as compensation expense related to the stock grant.

        The Company’s CEO served as Chairman of the Board of Tanisys at the time of the Company’s investment in Tanisys and until his resignation in February 2002. A member of the Company’s Board served as Tanisys’ Chairman of the Board and CEO from February 2002 until February 2003 and as a member of Tanisys’ Board from February 2002 to March 2003. This Board member received approximately $15,000 per month from Tanisys as compensation for services as Chairman of the Board and CEO. The Company also appointed the Company’s CFO and another one of its’ Board members to the Board of Tanisys. This Board member resigned from the Board of Tanisys in February 2003 and the Company’s CFO resigned from the Board of Tanisys in March 2003.

        The CEO of the Company has served on the Board of Princeton since September 1998. The CEO served as Chairman of the Board of Princeton from January 2002 until December 2002. The Company’s CFO served as a member of the Board of Princeton from August 2001 until June 2002.

        The Company’s CEO and one of its’ Board members serve on the Board of Sharps Compliance Corp. (“Sharps”) and did so at the time the Company invested in Sharps. The Company’s CFO was appointed CFO of Sharps in February 2003. The Company allocates a portion of the CFO’s salary and related expenses to Sharps.

Note 8. Discontinued Operations

Tanisys Technology, Inc.

        In August 2001, the Company invested $1,060,000 in Tanisys Technology, Inc. (“Tanisys”). In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market. Accordingly, the operations of Tanisys have been classified as discontinued operations. The Company received approximately $0.2 million in exchange for its preferred stock, which is reported as a gain on the disposal of discontinued operations during the six months ended June 30, 2003.

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

        Tanisys’ statement of operations for the three and six months ended March 31, 2002, including adjustments made under the purchase method of accounting, were consolidated in the Company’s statement of operations for the three and six months ended June 30, 2002, as follows (in thousands):

	Three months	Six months
	Ended March 31, 2002

Operating revenues	$479	$1,430
Cost of revenues	262	744

Gross profit	217	686
Selling, general and administrative expenses	380	815
Research and development expenses	481	1,011
Depreciation and amortization expenses	34	67

Operating loss from discontinued operations	(678)	(1,207)
Other income (expense):
Interest expense, net	(190)	(397)
Other expense, net	—	(7)
Minority interest in consolidated affiliate	543	1,068

Total other income, net	353	664

Net loss	$(325)	$(543)

Net loss	$(325)	$(543)
Preferred stock dividend	(62)	(122)
Minority interest in consolidated affiliate	62	122

Net loss applicable to common stockholders	$(325)	$(543)

10

Advances

        During 2002, the Company advanced $43,000 to Tanisys. These advances were due to the Company under the terms of a promissory note bearing interest at twelve percent (12%) and matured in March 2003. This promissory note was repaid in February 2003.

Income Tax Refund

        In June 2002, the Company filed its federal income tax return with the Internal Revenue Service for the tax fiscal year ended September 30, 2001 (which includes the Transaction completed in October 2000, as discussed in Note 1). The Company received a refund claim totaling $2.2 million in July 2002. The income tax refund is reflected as net income from disposal of discontinued operations in the three and six months ended June 30, 2002, as the refund relates to those companies sold in the Transaction.

Note 9. New Accounting Standards

        In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company does not believe the adoption of SFAS No. 150 will have a material impact on the Company’s consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

        The following is a discussion of the interim condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), for the three and six months ended June 30, 2003. It should be read in conjunction with the unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended December 31 and references to quarterly periods refer to the Company’s fiscal quarter ended June 30.

Results of Operations

Continuing Operations

        Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. For the three months ended June 30, 2003, SG&A expenses totaled $0.5 million, compared to $0.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, SG&A expenses totaled $1.2 million, compared to $1.9 million for the six months ended June 30, 2002. The decrease in SG&A expenses relates to an overall reduction in expenditures and corporate personnel. The cash portion of the SG&A expenses was $0.5 million (no non-cash SG&A expenses) and $0.7 million (total SG&A expenses of $0.9 million, less non-cash compensation expense of $0.2 million) for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the cash portion of the SG&A expenses was $1.0 million (total SG&A expenses of $1.2 million, less non-cash compensation expense of $0.2 million) and $1.5 million (total SG&A expenses of $1.9 million, less non-cash compensation expense of $0.4 million) respectively.

        Net other expense totaled $0.7 million during the three months ended June 30, 2003, compared to $1.0 million during the three months ended June 30, 2002. Net other expense totaled $1.4 million during the six months ended June 30, 2003, compared to $14.0 million during the six months ended June 30, 2002. The decrease in net other expense for the three and six months ended June 30, 2003, primarily related to decreases in the equity in net loss of affiliate and consulting income from Platinum.

Princeton

         Princeton’s revenues increased to $9.2 million during the three months ended March 31, 2003, from $6.4 million during the three months ended March 31, 2002. Princeton’s revenues increased to $17.8 million during the six months ended March 31, 2003, from $12.2 million during the six months ended March 31, 2002. The increase in revenue is a result of an increase in the number of financial institution and biller customers coupled with an increase in bill presentment and payment transactions. Princeton’s net loss of $2.1 million for the three months ended March 31, 2003, decreased from the $4.3 million net loss for the three months ended March 31, 2002. Princeton’s net loss of $4.0 million for the six months ended March 31, 2003, decreased from the $26.6 million net loss for the six months ended March 31, 2002. The decreases in Princeton’s net losses are the result of the increase in revenues as well as the reductions made to operating expenses during 2002. The net loss for the six months ended March 31, 2002, included impairment charges totaling $10.6 million related to the impairment of property and equipment, employee separations and contract settlements.

        Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement used by management and investors to assess the value of a technology-related company such as Princeton. EBITDA is not a financial measurement pursuant to generally accepted accounting principles (“GAAP”), nor is it acceptable or considered an alternative measure of cash flows from operations under GAAP. Princeton’s EBITDA is calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

(in thousands)	2003	2002	2003	2002

Net loss	$(2,147)	$(4,263)	$(3,964)	$(26,648)
Less:
Depreciation and amortization expense	(1,451)	(1,254)	(2,930)	(3,739)
Interest income (expense)	17	(71)	27	(1,657)
Income tax benefit	—	—	292	—

	(1,434)	(1,325)	(2,611)	(5,396)

EBITDA	$(713)	$(2,938)	$(1,353)	$(21,252)

12

        In April 2003, Princeton announced an agreement with Financial Fusion, Inc. to provide the financial services industry with a complete end-to-end ASP solution for bill payment. The alliance combines Financial Fusion’s Payments Solution and Bill Payment Warehouse with Princeton eCom’s Remittance Processing ASP. Financial Fusion, a wholly-owned subsidiary of Sybase, Inc., provides integrated financial solutions to more than 200 of the world’s leading financial institutions.

        During the second half of this year, Princeton’s revenues will be adversely affected by the loss of certain customers. As a result, the management team of Princeton has intensified its new sales efforts and implemented a channel partner strategy with the goal of replacing the loss of revenues as quickly as possible. Additionally, Princeton believes the recently announced strategic partner alliances with Financial Fusion and Standard Register could contribute incremental revenues to the company during 2003.

Discontinued Operations

        In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market. The Company received approximately $0.2 million in exchange for its preferred stock, which is reported as a gain on the disposal of discontinued operations during the six months ended March 31, 2003.

        In June 2002, the Company filed its federal income tax return with the Internal Revenue Service for the tax fiscal year ended September 30, 2001 (which includes the Transaction completed in October 2000, as discussed in Note 1). The Company received a refund claim totaling $2.2 million in July 2002. The income tax refund is reflected as net income from disposal of discontinued operations in the three and six months ended June 30, 2002, as the refund relates to those companies sold in the Transaction.

Liquidity and Capital Resources

        The Company’s cash balance decreased to $7.6 million at June 30, 2003, from $8.7 million at December 31, 2002. This decrease relates to the receipt of $0.2 million from the sale of Tanisys’ preferred stock, offset by the $0.2 million invested in Sharps and the cash portion of corporate expenses. Capital expenditures totaled $3,000 during the three and six months ended June 30, 2003. The Company anticipates minimal capital expenditures before acquisitions, if any, during the six months ending December 31, 2003. The Company believes it will be able to fund future expenditures with cash on hand.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of June 30, 2003, because the Company’s intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        In April 2003, the Company received notice that Bristol Investments, Ltd. and Microbilt Corporation (“Microbilt”) filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the October 2001 merger of a former subsidiary, FIData, Inc., into Microbilt. The Company believes it has meritorious defenses, the specified claims are without merit and intends to vigorously contest this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company’s 2003 Annual Meeting of Stockholders was held on June 5, 2003, in San Antonio, Texas. At the meeting, the Company’s stockholders elected two directors to each serve a three-year term expiring in 2006.

        The following table summarizes the number of votes case for or withheld from each matter:

ELECTION OF DIRECTORS
Name	Total Votes For	Total Votes Withheld

Gary D. Becker	26,754,758	2,961,193
Stephen M. Wagner	26,763,573	2,952,378

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

(b)	Current Reports on Form 8-K:

Form 8-K, dated and filed April 24, 2003, announcing the Company’s results of operations for the three months ended March 31, 2003.

Form 8-K, dated May 14, 2003, filed May 19, 2003, announcing the receipt from The Nasdaq Stock Market, Inc. of a delisting letter and the Company’s intent to file an appeal.

Form 8-K, dated August 11, 2003, announcing the Company’s results of operations for the three and six months ended June 30, 2003.

Items 2, 3 and 5 are not applicable and have been omitted.

14

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	NEW CENTURY EQUITY HOLDINGS CORP.
                    (Registrant)

By:             /s/ DAVID P. TUSA
      ————————————————
                          David P. Tusa
     Executive Vice President, Chief Financial
          Officer and Corporate Secretary
(Duly authorized and principal financial officer)

15