Form 10-Q
period 2003-09-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2003-11-12
CIK 1013706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 _____________ FORM 10-Q (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-28536 _____________ NEW CENTURY EQUITY HOLDINGS CORP. (Exact name of registrant as specified in its charter)

Delaware	74-2781950
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10101 Reunion Place, Suite 450, San Antonio, Texas	78216
(Address of principal executive offices)	(Zip code)

(210) 302-0444
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

        Indicated below is the number of shares outstanding of the registrant’s only class of common stock at November 11, 2003:

Number of Shares
Title of Class	Outstanding

Common Stock, $0.01 par value	34,653,104

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

INDEX

2

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,040	$8,704
Accounts receivable	88	9
Prepaid and other assets	261	330
Net current assets from discontinued operations	—	1,427

Total current assets	6,389	10,470
Property and equipment, net	132	248
Other non-current assets	53	53
Investments in affiliates	8,093	9,353

Total assets	$14,667	$20,124

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$36	$30
Accrued liabilities	322	551
Net current liabilities from discontinued operations	—	1,435

Total current liabilities	358	2,016
Other non-current liabilities	—	1

Total liabilities	358	2,017
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized;
34,653,104 and 34,217,620 shares issued and outstanding	347	342
Additional paid-in capital	70,476	70,346
Accumulated deficit	(56,514)	(52,581)

Total stockholders' equity	14,309	18,107

Total liabilities and stockholders' equity	$14,667	$20,124

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 3

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Operating revenues	$—	$—	$—	$—

Operating expenses:
Selling, general and administrative expenses	502	688	1,723	2,568
Depreciation and amortization expenses	41	30	121	116

Operating loss from continuing operations	(543)	(718)	(1,844)	(2,684)

Other income (expense):
Interest income, net	16	34	65	122
Equity in net loss of affiliate	(756)	(1,189)	(2,169)	(17,745)
Consulting income	—	938	—	2,814
Litigation settlement	(354)	—	(354)	—
Other (expense) income, net	(1)	13	10	621

Total other expense, net	(1,095)	(204)	(2,448)	(14,188)

Net loss from continuing operations	(1,638)	(922)	(4,292)	(16,872)

Discontinued operations:
Net loss from discontinued operations	—	(420)	—	(963)
Net income from disposal of discontinued
operations	212	—	359	2,176

Net loss	$(1,426)	$(1,342)	$(3,933)	$(15,659)

Basic and diluted net (loss) income per common share:
Net loss from continuing operations	$(0.05)	$(0.03)	$(0.12)	$(0.49)
Net loss from discontinued operations	—	(0.01)	—	(0.03)
Net income from disposal of discontinued
operations	0.01	—	0.01	0.06

Net loss	$(0.04)	$(0.04)	$(0.11)	$(0.46)

Weighted average common shares outstanding	34,426	34,218	34,287	34,216

The accompanying notes are an integral part of these interim condensed consolidated financial statements. 4

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss from continuing operations	$(4,292)	$(16,872)
Adjustments to reconcile net loss from continuing operations to net cash
(used in) provided by operating activities:
Depreciation and amortization expenses	121	116
Equity in net loss of affiliate	2,169	17,745
Litigation settlement	354	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(79)	818
Decrease in prepaid and other assets	204	760
Increase in accounts payable	6	3
Decrease in accrued liabilities	(55)	(773)
Increase in other liabilities and other non-cash items	136	486

Net cash (used in) provided by continuing operating activities	(1,436)	2,283
Net cash provided by discontinued operating activities	178	1,972

Net cash (used in) provided by operating activities	(1,258)	4,255

Cash flows from investing activities:
Purchases of property and equipment	(6)	(6)
Investments in affiliates	(1,400)	(3,849)
Redemption of affiliate	—	1,471
Other investing activities	—	(9)

Net cash used in investing activities	(1,406)	(2,393)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4

Net cash provided by financing activities	—	4

Net (decrease) increase in cash and cash equivalents	(2,664)	1,866
Cash and cash equivalents, beginning of period	8,704	7,279

Cash and cash equivalents, end of period	$6,040	$9,145

Supplemental disclosure of financial information:
Cash paid for interest	$—	$4
Cash paid for income taxes	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
(in thousands, except per share data)
Net loss, as reported	$(1,426)	$(1,342)	$(3,933)	$(15,659)
Less: Total stock based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(71)	(337)	(127)	(393)

Net loss, pro forma	$(1,497)	$(1,679)	$(4,060)	$(16,052)

Basic and diluted net loss per common share:
Net loss, as reported	$(0.04)	$(0.04)	$(0.11)	$(0.46)
Net loss, pro forma	$(0.04)	$(0.05)	$(0.12)	$(0.47)

        The fair value for these options was estimated at the respective grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended September 30, 2003: expected volatility of 96.3%, no dividend yield, expected life of 2.5 years and risk-free interest rate of 1.8%.

Note 3. Investments in Affiliates

Investments in affiliates is comprised of the following:

	September 30,	December 31,
	2003	2002
(in thousands)
Investment in Princeton eCom Corporation:
Cash investments	$77,276	$76,076
In-process research and development costs	(4,465)	(4,465)
Amortization and equity loss pick-up	(62,432)	(60,263)
Impairment of investment	(1,777)	(1,777)
Other	(1,481)	(1,344)

Net investment in Princeton eCom Corporation	7,121	8,227
Investment in Sharps Compliance Corp.:
Cash investments	970	770
Other	2	2

Net investment in Sharps Compliance Corp.	972	772
Investment in Microbilt Corporation:
Equity investments	—	348
Other	—	6

Net investment in Microbilt Corporation	—	354

Total investments in affiliates	$8,093	$9,353

        In September 2003, the Company invested $1.2 million, of a total $5.0 million equity financing, in Princeton eCom Corporation (“Princeton”). In exchange for its investment, the Company received 4.0 million shares of Princeton’s mandatorily redeemable convertible preferred stock. Subsequent to the financing, the Company owned 34.0%, 36.2% and 31.8% of the preferred stock, the outstanding stock and the fully diluted stock, respectively, of Princeton.

        In April 2003, the Company received notice that Bristol Investments, Ltd. (“Bristol”) and Microbilt Corporation (“Microbilt”) filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the October 2001 merger of a former subsidiary, FIData, Inc., into Microbilt. In October 2003, the Company settled the suit by surrendering its ownership of the common stock of Microbilt to Bristol. This settlement resolves all claims brought by and against the Company and one of its officers.

Note 4. Accrued liabilities

        Accrued liabilities is comprised of the following:

	September 30,	December 31,
	2003	2002
(in thousands)
Accrued income taxes	$—	$174
Accrued vacation	139	140
Accrued audit fees	60	90
Accrued annual report fees	40	56
Other	83	91

Total accrued liabilities	$322	$551

7

Note 5. Commitments and Contingencies

        During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road East, Princeton, New Jersey. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. The landlord of the office space has agreed, subject to lender approval, to replace the Company’s guarantee with an alternative security equal to rent payments for approximately one year. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that it will be required to perform under the lease guarantee. Through December 2009, the payments remaining under the terms of the lease approximate $9.1 million.

Note 6. Investment in Unconsolidated Affiliate

        The Company accounts for its investment in Princeton under the equity method of accounting (as the Company does not exhibit control over Princeton) and records the equity in net loss of Princeton on a three-month lag. As of September 30, 2003, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 34.0%, 36.2% and 31.8%, respectively. As of December 31, 2002, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 35.6%, 38.0% and 32.9%, respectively.

        Princeton’s summarized balance sheets as of June 30, 2003 and September 30, 2002, are as follows:

	June 30,	September 30,
	2003	2002
(in thousands)
Current assets	$25,614	$59,363
Non-current assets	14,041	17,522
Current liabilities	25,382	56,648
Non-current liabilities	1,065	934
Mandatorily redeemable convertible
preferred stock	33,877	31,767

        Princeton’s statements of operations for the three and nine months ended June 30, 2003 and 2002 have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the three and nine months ended September 30, 2003 and 2002, respectively. Princeton’s summarized statements of operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

(in thousands)
Total revenues	$9,192	$8,228	$27,002	$20,379
Gross profit	4,519	4,119	12,885	7,724
Loss from operations	(2,121)	(1,950)	(6,404)	(26,998)
Net loss	(2,122)	(2,599)	(6,086)	(29,247)

        For the nine months ended June 30, 2002, loss from operations of $27.0 million included special charges totaling $10.6 million. Approximately $7.4 million of the special charges relate to the implementation of a strategic restructuring plan to streamline Princeton’s operations by reducing operating expenses primarily through workforce reductions ($4.1 million) and renegotiating significant contracts and leases ($3.3 million). The additional charges relate to the write-down of a portion of the asset value of Princeton’s property and equipment. The impairment was recognized as the future undiscounted cash flows related to these assets were estimated to be insufficient to recover the related carrying values of the property and equipment.

Note 7. Related Party Transactions

        In August 2003, the Company issued 435,484 shares of its common stock to its Chief Executive Officer (“CEO”) in exchange for a salary reduction of $135,000 for the employment period of October 1, 2003 to September 30, 2004. These shares were issued under the New Century Equity Holdings Corp. 1996 Employee Comprehensive Stock Plan, which allows for this type of issuance without any material amendments.

        In April 2000, the Board of Directors of the Company approved a restricted stock grant to the Company’s CEO. The restricted stock grant consists of Princeton stock equal to 2% of Princeton’s fully diluted shares. The restricted stock grant vested on April 30, 2003. The Company expensed the fair market value of the restricted stock grant over the three-year period ended April 30, 2003. The Company recognized $150,000 during the nine months ended September 30, 2003, $150,000 during the three months ended September 30, 2002 and $450,000 during the nine months ended September 30, 2002, as compensation expense related to the stock grant.

        The Company’s CEO served as Chairman of the Board of Tanisys Technology, Inc. (“Tanisys”) at the time of the Company’s investment in Tanisys and until his resignation in February 2002. A member of the Company’s Board served as Tanisys’ Chairman of the Board and CEO from February 2002 until February 2003 and as a member of Tanisys’ Board from February 2002 to March 2003. This Board member received approximately $15,000 per month from Tanisys as compensation for services as Chairman of the Board and CEO. The Company also appointed the Company’s Chief Financial Officer (“CFO”) and another one of its’ Board members to the Board of Tanisys. This Board member resigned from the Board of Tanisys in February 2003 and the Company’s CFO resigned from the Board of Tanisys in March 2003.

        The CEO of the Company has served on the Board of Princeton since September 1998. The CEO served as Chairman of the Board of Princeton from January 2002 until December 2002. The Company’s CFO served as a member of the Board of Princeton from August 2001 until June 2002.

        The Company’s CEO and one of its’ Board members serve on the Board of Sharps Compliance Corp. (“Sharps”) and did so at the time the Company invested in Sharps. The Company’s CFO was appointed CFO of Sharps in February 2003. In March 2003, Sharps began reimbursing the Company for certain expenses incurred by the Company’s CFO. As of September 30, 2003, approximately $79,000 was due to the Company by Sharps for the unpaid portion of these expenses, of which approximately $62,000 was received in October 2003.

Note 8. Discontinued Operations

Tanisys

        In August 2001, the Company invested $1,060,000 in Tanisys. In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market. Accordingly, the operations of Tanisys have been classified as discontinued operations. The Company received approximately $0.2 million in exchange for its preferred stock, which is reported as net income from disposal of discontinued operations during the nine months ended September 30, 2003.

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

        Tanisys’ statements of operations for the three and nine months ended June 30, 2002, including adjustments made under the purchase method of accounting, were consolidated in the Company’s statement of operations for the three and nine months ended September 30, 2002, respectively, as follows (in thousands):

	Three months	Nine months
	Ended June 30, 2002

Operating revenues	$889	$2,319
Cost of revenues	983	1,727

Gross (loss) profit	(94)	592
Selling, general and administrative expenses	381	1,196
Research and development expenses	285	1,296
Depreciation and amortization expenses	35	102

Operating loss from discontinued operations	(795)	(2,002)
Other income (expense):
Interest expense, net	(203)	(600)
Other income, net	35	28
Minority interest in consolidated affiliate	543	1,611

Total other income, net	375	1,039

Net loss	$(420)	$(963)

Net loss	$(420)	$(963)
Preferred stock dividend	(63)	(184)
Minority interest in consolidated affiliate	63	184

Net loss applicable to common stockholders	$(420)	$(963)

10

Advances

        During 2002, the Company advanced $43,000 to Tanisys. These advances were due to the Company under the terms of a promissory note which bore interest at twelve percent (12%) and matured in March 2003. This promissory note was repaid in February 2003.

Income Tax Refund

        In June 2002, the Company filed its federal income tax return with the Internal Revenue Service (“IRS”) for the tax fiscal year ended September 30, 2001. The Company received a refund claim totaling $2.2 million in July 2002. The income tax refund is reflected as net income from disposal of discontinued operations in the nine months ended September 30, 2002, as the refund relates to those companies sold in the Transaction. In August 2003, the IRS completed its review, with no adjustments, of the Company’s tax returns for all open tax years through 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

        The following is a discussion of the interim condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), for the three and nine months ended September 30, 2003. It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. For purposes of the following discussion, references to year periods refer to the Company’s fiscal year ended December 31 and references to quarterly periods refer to the Company’s fiscal quarter ended September 30.

Results of Operations

Continuing Operations

        Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. For the three months ended September 30, 2003, SG&A expenses totaled $0.5 million, compared to $0.7 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, SG&A expenses totaled $1.7 million, compared to $2.6 million for the nine months ended September 30, 2002. The decrease in SG&A expenses relates to an overall reduction in expenditures and corporate personnel. The cash portion of the SG&A expenses was $0.5 million (no non-cash SG&A expenses) for the three months ended September 30, 2003 and $0.5 million (total SG&A expenses of $0.7 million, less non-cash compensation expense of $0.2 million) for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the cash portion of the SG&A expenses was $1.5 million (total SG&A expenses of $1.7 million, less non-cash compensation expense of $0.2 million) and $2.0 million (total SG&A expenses of $2.6 million, less non-cash compensation expense of $0.6 million), respectively.

        Net other expense totaled $1.1 million during the three months ended September 30, 2003, compared to $0.2 million during the three months ended September 30, 2002. Net other expense totaled $2.4 million during the nine months ended September 30, 2003, compared to $14.2 million during the nine months ended September 30, 2002. The fluctuations in net other expense for the three and nine months ended September 30, 2003, primarily related to decreases in the equity in net loss of affiliate and consulting income from Platinum Holdings (“Platinum”).

        A litigation settlement of $0.3 million is included in net other expense for the three and nine months ended September 30, 2003. This amount represents the return of the Company’s investment in Microbilt Corporation (“Microbilt”) to Bristol Investments, Ltd. (“Bristol”). In April 2003, the Company received notice that Bristol and Microbilt filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the October 2001 merger of a former subsidiary, FIData, Inc., into Microbilt. In October 2003, the Company settled the suit by surrendering its ownership of the common stock of Microbilt to Bristol. This settlement resolves all claims brought by and against the Company and one of its officers.

Princeton eCom Corporation

        Princeton eCom Corporation’s (“Princeton”) revenues increased to $9.2 million during the three months ended June 30, 2003, from $8.2 million during the three months ended June 30, 2002. Princeton’s revenues increased to $27.0 million during the nine months ended June 30, 2003, from $20.4 million during the nine months ended June 30, 2002. The increase in revenue is a result of an increase in the number of financial institution and biller customers coupled with an increase in bill presentment and payment transactions. Princeton’s net loss of $2.1 million for the three months ended June 30, 2003, decreased from the $2.6 million net loss for the three months ended June 30, 2002. Princeton’s net loss of $6.1 million for the nine months ended June 30, 2003, decreased from the $29.2 million net loss for the nine months ended June 30, 2002. The decreases in Princeton’s net losses are the result of the increase in revenues as well as the reductions made to operating expenses during 2002. The net loss for the nine months ended June 30, 2002, included impairment charges totaling $10.6 million related to the impairment of property and equipment, employee separations and contract settlements.

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

(in thousands)
Net loss	$(2,122)	$(2,599)	$(6,086)	$(29,247)
Less:
Depreciation and amortization expense	(1,476)	(1,407)	(4,406)	(5,146)
Interest (expense) income	(1)	(649)	26	(2,306)
Income tax benefit	—	—	292	—

	(1,477)	(2,056)	(4,088)	(7,452)

EBITDA	$(645)	$(543)	$(1,998)	$(21,795)

        During the second half of this year, Princeton’s revenues will be adversely affected by the loss of certain customers. As a result, the management team of Princeton has intensified its new sales efforts and implemented a channel partner strategy with the goal of replacing the loss of revenues as quickly as possible. There can be no assurances as to when Princeton will replace the revenues attributable to the lost customers.

Discontinued Operations

        In September 2003, the Company recognized income from the disposal of discontinued operations of $0.2 million, thereby reducing the accruals related to discontinued operations to $0 as no known future liabilities exist.

        In February 2003, the Company sold its preferred stock in Tanisys Technology, Inc. to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market.

The Company received approximately $0.2 million in exchange for its preferred stock, which is reported as net income from disposal of discontinued operations during the nine months ended September 30, 2003.

        In June 2002, the Company filed its federal income tax return with the Internal Revenue Service (“IRS”) for the tax fiscal year ended September 30, 2001. The Company received a refund claim totaling $2.2 million in July 2002. The income tax refund is reflected as net income from disposal of discontinued operations in the three and six months ended June 30, 2002, as the refund relates to those companies sold to Platinum in October 2000. In August 2003, the IRS completed its review, with no adjustments, of the Company’s tax returns for all open tax years through 2001.

Liquidity and Capital Resources

        The Company’s cash balance decreased to $6.0 million at September 30, 2003, from $8.7 million at December 31, 2002. This decrease relates to the receipt of $0.2 million from the sale of Tanisys’ preferred stock, offset by the $1.2 million invested in Princeton in August 2003, the $0.2 million invested in Sharps Compliance Corp. in January 2003 and the cash portion of corporate expenses. Capital expenditures totaled $6,000 during the nine months ended September 30, 2003. The Company anticipates minimal capital expenditures before acquisitions, if any, during the three months ending December 31, 2003.

Princeton

        During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road East, Princeton, New Jersey. This guarantee terminates should Princeton raise $25.0 million of capital through an initial public offering. The landlord of the office space has agreed, subject to lender approval, to replace the Company’s guarantee with an alternative security equal to rent payments for approximately one year. Although no assurances can be made, it is Princeton’s intention to provide sufficient security in order to eliminate the need for the Company’s guarantee. The Company does not believe it is probable that it will be required to perform under the lease guarantee. Through December 2009, the payments remaining under the terms of the lease approximate $9.1 million.

Recent Developments

        On October 8, 2003, the Company received notice from the NASDAQ Stock Market, Inc. (“Nasdaq”) that the Company’s common stock would be delisted from the Nasdaq SmallCap Market, effective with the open of business on October 10, 2003. The delisting was a result of the Company’s failure to regain compliance with the minimum $1.00 closing bid price per share requirement. The Company’s common stock began trading on the Over-the-Counter Bulletin Board under the ticker symbol NCEH (or NCEH.OB on some internet-based quotation systems) at that time.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of September 30, 2003, because the Company’s intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        In April 2003, the Company received notice that Bristol Investments, Ltd. (“Bristol”) and Microbilt Corporation (“Microbilt”) filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the October 2001 merger of a former subsidiary, FIData, Inc., into Microbilt. In October 2003, the Company settled the suit by surrendering its ownership of the common stock of Microbilt to Bristol. This settlement resolves all claims brought by and against the Company and one of its officers.

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

Form 8-K, dated July 23, 2003, filed July 24, 2003, announcing the receipt from The Nasdaq Stock Market, Inc. of a 60-day extension to regain compliance with the minimum $1.00 bid price per share requirement.

Form 8-K, dated and filed August 11, 2003, announcing the Company’s results of operations for the three and six months ended June 30, 2003.

Form 8-K, dated August 18, 2003, filed August 19, 2003, announcing an arrangement with the Company’s Chief Executive Officer for a reduction in salary in exchange for the issuance of shares of common stock of the Company.

Form 8-K, dated October 8, 2003, filed October 9, 2003, announcing the delisting of the Company’s common stock from the Nasdaq SmallCap Market effective October 10, 2003. The Company’s common stock was immediately eligible for and began trading on the Over-The-Counter Bulletin Board on October 10, 2003.

Form 8-K, dated October 31, 2003, filed November 3, 2003, announcing the settlement of the lawsuit brought against the Company and one of its officers by Bristol Investments Ltd. and Microbilt Corp.

Form 8-K, dated November 4, 2003, filed November 5, 2003, announcing the Company’s results of operations for the three and nine months ended September 30, 2003.

Items 2, 3, 4 and 5 are not applicable and have been omitted. 16

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2003	NEW CENTURY EQUITY HOLDINGS CORP.
                            (Registrant)

By:              /s/ DAVID P. TUSA
      ——————————————————
                          David P. Tusa
      Executive Vice President, Chief Financial
             Officer and Corporate Secretary
(Duly authorized and principal financial officer)

17