Form 10-K
period 2003-12-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2004-03-30
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2003

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 0-28536

NEW CENTURY EQUITY
HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2781950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10101 Reunion Place, Suite 450, San Antonio, Texas	78216
(Address of principal executive offices)	(Zip code)
(210) 302-0444
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 Per Share
(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  |X|  Yes |_| No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  |_| Yes |X| No

          The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant as of June 30, 2003 was $11,291,815.

          As of March 22, 2004, the Registrant had 34,653,104 shares of Common Stock outstanding.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2003

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

          The Company provides access to all of its filings with the Securities and Exchange Commission (“SEC”) through its website at www.newcenturyequity.com, as soon as reasonably practicable after the reports are filed with the SEC.  These filings are also available free of charge upon request from the Company’s investor relations department.

Introduction

          New Century Equity Holdings Corp., formerly Billing Concepts Corp., (collectively, the “Company”) is focused on high-growth companies.  The Company has an equity interest in Princeton eCom Corporation (“Princeton”), which offers electronic bill presentment and payment services via the internet and telephone.  The Company also has an equity interest in Sharps Compliance Corp. (“Sharps”), which provides cost-effective medical-related disposal solutions for the healthcare, retail, residential and hospitality industries.  The Company’s holdings as of December 31, 2003, are summarized as follows (in thousands, except ownership percentages):

Investment	Ownership %	Gross Investment	Net Book Value

Princeton	36.2%	$77,276	$6,567
Sharps	8.5%	$970	$666

          In March 2004, the Company’s ownership percentage in Princeton decreased to 28.9%, in conjunction with a $10.3 million equity financing of Princeton, in which the Company did not participate.  In January 2004, the Company’s investment in Sharps decreased to $277,000, which represents 3.6% of the outstanding shares (see section “Continuing Operations – Sharps” for further discussion).

          In October 2000, the Company completed the sale of its Transaction Processing and Software divisions to Platinum Holdings (“Platinum”) of Los Angeles, California (the “Transaction”), for initial consideration of $49.7 million.  In conjunction with the Transaction, the Company may have received additional consideration consisting of royalty payments, assuming the achievement of certain post-closing revenue targets, of $10.0 million related to the LEC Billing division, $5.0 million related to the Aptis division and $5.0 million related to the OSC division.  The post-closing revenue target for the LEC Billing division applied to the eighteen-month period subsequent to the Transaction, while the post-closing revenue targets for the Aptis and OSC divisions apply to the three-year period subsequent to the Transaction.  None of the three divisions achieved the post-closing revenue targets necessary to generate a potential royalty payment to the Company.  The Company also received payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which were reported in other income (expense) as consulting income.

Continuing Operations – Princeton

          Since 1998, the Company has made multiple investments in Princeton and accounts for its investments under the equity method of accounting.  As of December 31, 2003, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was approximately 34.0%, 36.2% and 31.7%, respectively.  In March 2004, the Company’s percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton decreased to 26.5%, 28.9% and 22.9%, respectively, in conjunction with a $10.3 million equity financing of Princeton, in which the Company did not participate.

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

Industry

          Electronic bill payment is not a new industry.  Automatic bank drafts and other forms of electronic payment services have been available for years.  The growth of the Internet and the cost reduction pressures faced by companies today lend new urgency to implementing more efficient and cost effective electronic billing and payment options.  EBPP is designed to create higher satisfaction among customers by making bill payment more convenient and offering an array of bill payment options.  It also provides the potential for cost savings as companies convert from costly paper-based systems and more consumers adopt EBPP options.  Many companies save from a significant reduction in outbound customer service calls on overdue accounts and mailings of initial bill and overdue payment notices.  Additionally, the presence of frequently answered questions and other online customer service capabilities can reduce the number of customer service calls.  To facilitate the handling of those inbound calls, Princeton offers a customer service interface that provides a real-time online exchange of customer and payment information.

Competition

          The market for EBPP is highly competitive.  Princeton competes with other providers and developers of EBPP solutions and services, as well as the internal departments of companies that choose to develop their own EBPP solutions.  Two of Princeton’s competitors are large organizations with greater financial resources than Princeton.  To date, Princeton has successfully competed with its competitors.  Companies that offer broad solution capability have the opportunity to gain significant market share and establish long-term relationships with industry players.  The principal competitive factors in Princeton’s market include responsiveness to client needs, timeliness of implementation, quality of service and technical expertise.  The ability to compete depends on a number of competitive factors outside Princeton’s control.  Some of these factors include comparable services and products, the extent of competitors’ responsiveness to customer needs and the ability of Princeton’s competitors to hire, retain and motivate key personnel.

Continuing Operations – Sharps

          In October 2001, the Company participated in a private placement financing with publicly traded Sharps, a Houston, Texas-based company.  The Company purchased 700,000 shares of common stock of Sharps for $770,000, of an aggregate $1.2 million financing.  In January 2003, the Company purchased an additional 200,000 shares of common stock of Sharps for $200,000.  As of December 31, 2003, the Company owned approximately 8.5% of the outstanding common stock of Sharps.  The Company accounts for its investment in Sharps under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

          In January 2004, the Company entered into an agreement with the former majority shareholders of Operator Service Company (“OSC”) to settle all claims related to the April 2000 acquisition of OSC by the Company.  Under the terms of the agreement, the Company transferred to the former OSC majority shareholders 525,000 shares of the common stock of Sharps owned by the Company, valued at approximately $389,000.  Additionally, the former OSC majority shareholders agreed to a voting rights agreement which allows the Company to direct the vote of New Century shares owned by them.  Subsequent to the transfer of the Sharps common stock shares, the Company’s interest in Sharps is 3.6% of the outstanding shares.

Products

          Sharps is a leading developer of cost effective solutions for improving safety and efficiency related to the proper disposal of medical waste by industry and consumers.  Sharps’ products include the Sharps Disposal by Mail System™, Pitch It™ IV Poles, Trip LesSystem™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps SureTemp Tote™, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.  Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste.  Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

•

Sharps Disposal by Mail System™: A comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and retail industries.

•

Pitch It™ IV Pole: A cost effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions.  The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies by eliminating the costs and inconvenience of retrieving, cleaning, bagging, tagging and storing of traditional IV poles.

•	Trip LesSystem™: A solution for the home healthcare (commercial) industry that eliminates costly trips by healthcare providers to the patient’s home after therapy has been completed.

•

Sharps Pump Return Box and Sharps Enteral Pump Return Box: Asset return boxes for home healthcare providers, primarily for use with home infusion patients, that deliver and retrieve expensive equipment between the healthcare provider and the patient.

•	Sharps SureTemp Tote™: A disposable cooler that maintains a safe range for temperature-sensitive materials, such as IV medications, used in home infusion.

•

Sharps e-Tools: Online services including Sharps Tracer™ (manifest imaging and tracking program to track and certify the transportation and disposal of regulated medical waste), Asset Tracer™ (database which manages effectively all types of capital assets) and ComplianceTrak (employee centered compliance and education programs).

•

Sharps Environmental Services: Environmental solutions for customers with a wide variety of waste disposal needs, including the destruction and disposal of medical sharps waste, legal/confidential documents, pharmaceutical products and non-hazardous industrial waste.

•

Sharps Consulting: Broad range of services including legal and regulatory implications of present waste handling practices, communication of new legislation and industry best practices, intermediary with regulatory agencies and education regarding infection control practices and the dangers of improperly handled medical waste.

Markets

          Sharps’ target markets include the home healthcare industry, assisted living facilities and dental, veterinarian and physician markets (commercial healthcare); hospitality and other industrial markets (commercial non-healthcare); home self-injectors (retail) and other markets where Sharps’ products and services may be bundled or cross-sold to provide solutions to prospective customers.  Sharps is involved in the mission to help separate the potentially infectious medical waste from the regular waste.  The repeat order nature of Sharps’ business and an infrastructure, which is nationwide, has helped drive its growth.  Sharps remains flexible and responsive to its customer needs in industries that demand effective cost and logistical solutions, quick response and technological innovation.

          In May 2002, Sharps signed a three-year, renewable agreement with BD Consumer Health Care, a division of Becton, Dickinson and Company (“BD”), the world’s largest syringe manufacturer.  The agreement names Sharps as the exclusive supplier of Sharps Disposal by Mail Systems™ for retail sale nationally.  BD will market the mail-back disposal system to Sharps’ target market of home self-injectors in BD’s syringe boxes, diabetic newsletter and “Getting Started” kits for newly diagnosed diabetics.  Sharps is also marketing to the retail customer through a joint sales and marketing agreement with Waste Management, Inc. (“WM”), a leading waste services provider.  WM will market Sharps’ disposal by mail systems to WM’s 25 million residential customers.

Industry

          The large, fragmented medical waste industry has experienced significant growth since its inception.  The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988, which Congress enacted in response to media attention after medical waste washed ashore on beaches, particularly in New York and New Jersey.  Since the 1980s, the public and governmental regulators have increasingly restricted the handling and disposal of medical waste generated by the healthcare industry.  Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies, cultures and stocks of infectious agents and blood and blood products.  Today, almost all businesses have waste disposal concerns for safety and liability reasons.  Regulated waste such as syringes, razor blades, bloodborne items, bio-hazard waste spills and other sharps waste can occur in the following situations: treating cuts, abrasions and burns; finding needles, syringes or blood-soaked items in the workplace; laundering blood-soaked linens or finding needles or razor blades in linens; and cleaning up broken glass with blood stains or bio-hazardous waste.

Competition

          There are several competitors who offer disposal of medical waste services such as Stericycle, Inc.; however, no other company focuses primarily on the disposal of sharps medical waste, nationally, through transport by the United States Postal Service.  While Sharps currently does not face any significant competition in the mail sharps disposal business, Sharps must compete with larger and better-capitalized companies.

Continuing Operations – FIData, Inc./MicroBilt Corporation

Products and Services

          The Company, through its former wholly owned subsidiary FIData, Inc. (“FIData”), provided Internet-based loan approval products to the financial services industry.  FIData developed and marketed a loan application engine for use primarily by credit unions and small financial institutions throughout the United States.  The loan application engine allowed members of FIData’s customers to complete a customized template via the Internet and submit for review.  FIData combined the information submitted on the application with the member’s credit bureau report to proceed through the application review process.  FIData applied the underwriting criteria, as established by the applicable customer, to the application and credit bureau report to determine the response of the application.  The results of this review allowed FIData to approve the loan application or refer the member to the customer for further consultation.

          FIData’s loan application engine could be customized in a number of ways to suit the particular needs of its customers and their products.  The loan application engine was customized to provide loan applications for a variety of consumer loans.

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

Microbilt

          In October 2001, the Company completed the merger of FIData into privately held Microbilt Corporation (“Microbilt”).  Microbilt provides credit bureau data access and retrieval to the financial, healthcare, leasing, insurance, law enforcement, educational and utilities industries.  In exchange for 100% of the stock of FIData, the Company received a 9.0% equity interest in Microbilt.  The merger of FIData into Microbilt facilitates the significant operating, marketing and management synergies between the two companies.  Microbilt offers the opportunity to provide a broader selection of financial solutions to the customers of FIData.

          In April 2003, the Company received notice that Bristol Investments, Ltd. (“Bristol”) and Microbilt filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the merger of FIData into Microbilt.  In October 2003, the Company settled the suit by surrendering its ownership of the common stock of Microbilt to Bristol.  This settlement resolves all claims brought by and against the Company and one of its officers.

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

Discontinued Operations – Tanisys

          In August 2001, the Company purchased 1,060,000 shares of Tanisys’ Series A Preferred Stock for $1.00 per share, of a total 2,575,000 shares purchased, in a private placement financing.  As of December 31, 2002, the Company owned approximately 36.2% (based upon its voting interest) of the outstanding shares of Tanisys.  For accounting purposes, the Company was deemed to have control of Tanisys and therefore, consolidated the financial statements of Tanisys.  The Company consolidated Tanisys’ financial statements on a three-month lag, as the Company had a different year-end than Tanisys.  Accordingly, the operating results of Tanisys from the purchase date to September 30, 2002, were included herein.

          In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market.  Accordingly, the operations of Tanisys have been classified as discontinued operations.  The Company received approximately $0.2 million in exchange for its preferred stock.

Products and Services

          Tanisys designed, manufactured and marketed production level automated test equipment for a wide variety of semiconductor memory technologies, including Dynamic Random Access Memory (“DRAM”), Synchronous Dynamic Random Access Memory (“SDRAM”), Double Data Rate Synchronous DRAM (“DDR”), Rambus DRAM (“RDRAM®”) and Flash Memory.  Operating under the Tanisys name since 1994, Tanisys developed into an independent manufacturer of memory test systems for standard and custom semiconductor memory.  These systems were used at semiconductor manufacturers, computer and electronics Original Equipment Manufacturers (“OEMs”) and independent memory module manufacturers.  Tanisys marketed a line of memory test systems under the DarkHorse® Systems brand name.  Tanisys’ customer base covered a number of worldwide markets including semiconductor manufacturers, memory module manufacturers, computing systems OEMs and contract manufacturing companies.

Customers, Sales and Marketing

          In North America and Europe, a majority of Tanisys’ memory test systems were sold directly to semiconductor and independent memory module manufacturers.  In Asia, Tanisys sold its test systems through distribution partners and independent sales representative organizations.  Sales to distribution partners were recognized as revenue by Tanisys upon the shipment of products because the distribution partners, like Tanisys’ other customers, issued purchase orders with fixed pricing and were responsible for payment to Tanisys.

Competition

          The memory module and memory test equipment industries were intensely competitive. These markets included a large number of established companies, several of which achieved a substantial market share. Certain of Tanisys’ competitors in these markets had substantially greater financial, marketing, technical, distribution and other resources, greater name recognition and larger customer bases than Tanisys. In the memory module test systems market, Tanisys competed primarily with companies supplying automatic test equipment. Tanisys also faced competition from new and emerging companies that entered the markets in which Tanisys participated.

Research and Development

          The management of Tanisys believed that the timely development of new memory test systems and technologies was essential to maintain Tanisys’ competitive position.  In the electronics market, Tanisys’ research and development activities focused primarily on new memory testing technology and improvement in its memory test products.  Additionally, Tanisys provided research and development services for customers as either joint or contracted development.  Tanisys devoted substantial research and development efforts to the design of new memory test systems that addressed the requirements of semiconductor companies, OEMs and independent memory module manufacturers.  Tanisys’ research and development expenses were $1.5 million and $0.4 million during the year ended September 30, 2002 and the period from the purchase date to September 30, 2001, respectively, as consolidated herein.  A portion of the research and development expense focused on creating a patent portfolio to protect Tanisys’ intellectual property and to create a competitive edge over its competitors.

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

Employees

          As of December 31, 2003, the Company had five full-time corporate employees and no part-time employees.  None of the Company’s employees are represented by a union.  The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

          As of December 31, 2003, the Company leased approximately 8,000 square feet of space at 10101 Reunion Place, Suite 450, San Antonio, Texas, which serves as the corporate headquarters.  In February 2002, the Company subleased approximately 3,000 square feet of this office space.  The lease expired in January 2004.  In February 2004, the Company leased approximately 1,700 square feet of space at 10101 Reunion Place, Suite 970, San Antonio, Texas, which will serve as the corporate headquarters beginning in April 2004.  The Company believes that the new facility is adequate to meet its current and future needs.

ITEM 3. LEGAL PROCEEDINGS

          The Company was engaged in discussions with the staff of the Federal Trade Commission’s (“FTC”) Bureau of Consumer Protection regarding a proposed complaint by the FTC alleging potential liability arising primarily from the alleged cramming of charges for non-regulated telecommunication services by certain of the Company’s customers.  Cramming is the addition of charges to a telephone bill for programs, products or services the consumer did not knowingly authorize.  These allegations related to business conducted by the subsidiaries sold by the Company on October 23, 2000.  In August 2001, the Company reached a settlement with the FTC, which included a payment to the FTC of $350,000.  This settlement fully resolves all issues related to the FTC’s inquiry.

          In April 2003, the Company received notice that Bristol and Microbilt filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the October 2001 merger of a former subsidiary, FIData, into Microbilt.  In October 2003, the Company settled the suit by surrendering its ownership of the common stock of Microbilt to Bristol.  This settlement resolves all claims brought by and against the Company and one of its officers.

          In January 2004, the Company entered into an agreement with the former majority shareholders of OSC to settle all claims related to the April 2000 acquisition of OSC by the Company.  Under the terms of the agreement, the Company will transfer to the former OSC majority shareholders 525,000 shares of the common stock of Sharps owned by the Company, valued at approximately $389,000.  Additionally, the former OSC majority shareholders agreed to a voting rights agreement which allows the Company to direct the vote of New Century shares owned by them.  Subsequent to the transfer of the Sharps common stock shares, the Company’s interest in Sharps is 3.6% of the outstanding shares.

          The Company is not currently involved in any material litigation, claims or assessments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the three months ended December 31, 2003, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          The Company’s common stock, par value $0.01 per share (the “Common Stock”), is currently quoted on the Over-the-Counter Bulletin Board under the symbol “NCEH.OB”.  From June 21, 2002 to October 9, 2003, the Common Stock was quoted on the Nasdaq SmallCap Market under the symbol “NCEH”.  From February 8, 2001 to June 20, 2002, the Common Stock was quoted on the Nasdaq National Market under the symbol “NCEH”.  Prior to February 8, 2001, the Common Stock was quoted on the Nasdaq National Market under the symbol “BILL”.  The table below sets forth the high and low bid prices for the Common Stock from January 1, 2002, through December 31, 2003, as reported by Nasdaq.  These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

	High	Low

Year Ended December 31, 2002:
1st Quarter	$0.78	$0.39
2nd Quarter	$0.78	$0.14
3rd Quarter	$0.47	$0.29
4th Quarter	$0.39	$0.25

Year Ended December 31, 2003:
1st Quarter	$0.45	$0.27
2nd Quarter	$0.59	$0.19
3rd Quarter	$0.75	$0.20
4th Quarter	$0.52	$0.27

Stockholders

          As of March 22, 2004, there were 34,653,104 shares of Common Stock outstanding, held by 538 holders of record.  The last reported sales price of the Common Stock on March 22, 2004, was $0.34 per share.

Dividend Policy

          The Company has never declared or paid any cash dividends on its Common Stock.  The Company does not anticipate paying any cash dividends on its Common Stock, unless and until the Company makes liquidating distributions to its stockholders pursuant to the proposed plan of liquidation as discussed in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

          The following table presents selected financial and other data for the Company.  The statement of operations data for the years ended December 31, 2003, 2002 and 2001, the transition quarter ended December 31, 2000 and the years ended September 30, 2000 and 1999, and the balance sheet data as of December 31, 2003, 2002, 2001 and 2000, and September 30, 2000 and 1999, presented below are derived from the audited Consolidated Financial Statements of the Company.  The data presented below for the years ended December 31, 2003, 2002 and 2001, should be read in conjunction with the Consolidated Financial Statements and the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included in this report.

	Year Ended			Quarter(1) Ended	Year Ended

	December 31,				September 30,

(in thousands, except per share data)	2003	2002	2001	2000	2000	1999

Consolidated Statement of Operations Data:
Operating revenues	$—	$—	$502	$163	$410	$—
Gross (loss) profit	—	—	(62)	10	61	—
Operating loss from continuing operations	(3,174)	(3,560)	(14,590)	(2,316)	(16,303)	(5,421)
Net loss from continuing operations	(6,486)	(18,538)	(38,328)	(5,086)	(26,579)	(5,224)
Net (loss) income from discontinued operations, net of income taxes	—	(962)	(98)	—	(6,565)	21,046
Net (loss) income from disposal of discontinued operations, net of income taxes	(30)	2,254	2,385	—	(9,277)	—
Net (loss) income	(6,516)	(17,246)	(36,041)	(5,086)	(42,421)	15,822

Basic and diluted net (loss) income per common share:
Net loss from continuing operations	$(0.19)	$(0.54)	$(1.10)	$(0.13)	$(0.67)	$(0.14)
Net (loss) income from discontinued operations, net of income taxes	—	(0.03)	—	—	(0.16)	0.57
Net (loss) income from disposal of discontinued operations, net of income taxes	—	0.07	0.07	—	(0.23)	—
Net (loss) income	$(0.19)	$(0.50)	$(1.03)	$(0.13)	$(1.06)	$0.43

Dividends per common share	$—	$—	$—	$—	$—	$—

Weighted average common shares outstanding	34,379	34,217	34,910	38,737	39,909	37,116

	December 31,				September 30,

(in thousands)	2003	2002	2001	2000	2000	1999

Consolidated Balance Sheet Data:
Working capital	$4,357	$8,454	$9,532	$32,454	$2,968	$73,553
Total assets	13,036	20,124	39,577	81,176	97,103	113,417
Long-term obligations and redeemable preferred stock	—	—	—	—	—	—
Additional paid-in capital	70,476	70,346	70,342	90,403	88,819	63,771
(Accumulated deficit) Retained earnings	(59,097)	(52,581)	(35,335)	706	5,792	48,213

(1) The quarter ended December 31, 2000, represents the three-month transition period between fiscal years 2001 and 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s Business discussion, Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this Report.

Continuing Operations

Operating Revenues

          Operating revenues, generated by the Company’s former wholly owned subsidiary FIData, were comprised of transaction fees for processing loan applications, implementation fees for new customers and a variety of customer service related fees.  The Company sold FIData in October 2001.

Cost of Revenues

          Cost of revenues, also generated by FIData, included the costs incurred to offer a variety of customer service opportunities to its customers.  The Company sold FIData in October 2001.

Selling, General and Administrative Expenses

          Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company.  During the year ended December 31, 2003, SG&A expenses totaled $3.0 million, compared to $3.4 million during the year ended December 31, 2002 and $7.9 million during the year ended December 31, 2001.  The decrease in SG&A expenses relates to an overall reduction in expenditures and corporate personnel, as well as the sale of FIData in October 2001.

          In November 2001, the Company entered into an Amended and Restated Employment Agreement (“Employment Agreement”) with the Company’s Chairman and Chief Executive Officer (“CEO”).  As part of the Employment Agreement, the Company entered into a Split-Dollar Life Insurance Agreement (“Insurance Agreement”) with a trust beneficially owned by the CEO pursuant to which the Company paid the annual insurance premium of $172,000.  The underlying life insurance policy (New York Life policy number 46731037) had a face value of $4.5 million and required remaining annual premium payments through March 2012, totaling $1,548,000.  In December 2003, the CEO and the Company agreed to amend the Employment Agreement and terminate the provisions of the Employment Agreement related to the Insurance Agreement in exchange for payments by the Company to, and on behalf of, the CEO totaling $699,391 in cash.  Accordingly, the Company assigned to the CEO, and the CEO assumed, all future obligations and benefits related to the Insurance Agreement.  The CEO released and discharged the Company from any further obligation to provide or fund any life insurance for the benefit of the CEO, including the Insurance Agreement.  The remaining provisions of the Employment Agreement remain in full force and effect.  The entire $0.7 million is included in SG&A during the year ended December 31, 2003.  In December 2003, $0.2 million of the total $0.7 million was paid.  The remaining $0.5 million was accrued at December 31, 2003 and paid in January 2004.

Depreciation and Amortization

          Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, goodwill and other intangibles.  During the year ended December 31, 2003, depreciation and amortization expense totaled $0.2 million, compared to $0.2 million during the year ended December 31, 2002 and $1.7 million during the year ended December 31, 2001.  Depreciation and amortization expense primarily related to the amortization of the goodwill of FIData during the year ended December 31, 2001.  The decrease in depreciation and amortization expense results from the sale of FIData in October 2001.

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

Equity in Net Loss of Affiliates

          Equity in net loss of affiliates totaled $2.7 million during the year ended December 31, 2003, compared to $18.9 million and $28.8 million during the years ended December 31, 2002 and 2001, respectively.  The decline in the equity pickups of Princeton is the result of the declining net loss generated by Princeton, coupled with the Company’s lower ownership percentages over the years.  See Princeton caption below for further discussion on the results of operations of Princeton.

Impairment of Investments in Affiliates

          During the year ended December 31, 2003, the Company evaluated the realizability of its investment in Sharps in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company compared the fair market value of its investment in Sharps to the carrying value of the investment to determine the impairment.  Based upon the current fair market value, the Company determined that its investment in Sharps was permanently impaired by $0.3 million and, accordingly, recorded an impairment write-down, which is included in other income (expense) as impairment of investments in affiliates.

          During the year ended December 31, 2001, the Company evaluated the realizability of its investment in Princeton in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”.  The Company compared the fair market value of its investment in Princeton to the carrying value of the investment to determine the impairment.  Based upon private equity markets at that time, the Company determined that its investment in Princeton was impaired by $1.8 million and accordingly, recorded an impairment write-down, which is included in other income (expense) as impairment of investments in affiliates.

Litigation Settlement

          During the year ended December 31, 2003, net other expense includes a litigation settlement of $0.3 million, representing the transfer of the Company’s investment in Microbilt to Bristol.  In April 2003, the Company received notice that Bristol and Microbilt filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the October 2001 merger of FIData into Microbilt.  In October 2003, the Company settled the suit by surrendering its ownership of the common stock of Microbilt to Bristol.  This settlement resolves all claims brought by and against the Company and one of its officers.

Income Tax Benefit

          The Company’s effective income tax benefit rate was 0% for the years ended December 31, 2003 and 2002, compared to 2.1% for the year ended December 31, 2001.  The Company’s effective income tax benefit rate was lower than the federal statutory benefit rate due to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes, including the equity in net loss and impairment of affiliates and the amortization and impairment of FIData goodwill.

Princeton

          Princeton’s statements of operations for the years ended September 30, 2003, 2002 and 2001, have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively.  Princeton’s summarized statements of operations are as follows:

	Year Ended September 30,

(in thousands)	2003	2002	2001

Revenues	$35,309	$28,559	$19,920
Gross profit	16,026	11,300	3,442
Loss from operations	(7,965)	(30,234)	(55,771)
Net loss	(7,674)	(32,462)	(59,435)

          Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator used by management to evaluate the operating performance of Princeton.  While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles  and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, it is included herein to provide additional information with respect to Princeton’s ability to meet future debt service, capital expenditure and working capital requirements.  This calculation may differ in method of calculation from similarly titled measures used by other companies.  Princeton’s EBITDA is calculated as follows:

	Year Ended September 30,

(in thousands)	2003	2002	2001

Net loss	$(7,674)	$(32,462)	$(59,435)
Less:
Depreciation and amortization expense	(5,878)	(6,620)	(5,298)
Interest (expense) income	—	(2,294)	(2,992)
Income tax benefit	292	—	—

EBITDA	$(2,088)	$(23,548)	$(51,145)

          Princeton’s revenues increased to $35.3 million during the year ended September 30, 2003, from $28.6 million and $19.9 million during the years ended September 30, 2002 and 2001, respectively.  The increase in revenues is a result of an increase in the number of financial institution and biller customers coupled with an increase in bill presentment and payment transactions.

          During the quarter ended December 31, 2003, Princeton’s revenues were adversely affected by the loss of certain customers.  As a result, the management team of Princeton intensified its new sales efforts and implemented a channel partner strategy with the goal of replacing the loss of revenues as quickly as possible.  There can be no assurances that Princeton will replace the revenues attributable to the lost customers.

          Princeton’s gross profit, loss from operations and net loss improved during the year ended September 30, 2003 compared to the prior years.  This improvement is the result of the increase in revenues (discussed above), reductions to operating expenses made in 2002 and impairment charges recorded during the years ended September 30, 2002 and 2001, relating to property and equipment, employee separations and contract settlements (discussed below).  Princeton’s gross profit, loss from operations and net loss for the year ending September 30, 2004, will be negatively impacted by the loss of revenues mentioned above.

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

Discontinued Operations

Net Loss from Discontinued Operations

          Tanisys’ statements of operations for the year ended September 30, 2002 and from the purchase date through September 30, 2001, including adjustments made under the purchase method of accounting, were consolidated in the Company’s statements of operations for the years ended December 31, 2002 and 2001, respectively.  Tanisys’ statements of operations consolidated herein (presented as net loss from discontinued operations) are as follows:

	Year ended September 30, 2002	Purchase date through September 30, 2001

(in thousands)
Operating revenues	$2,619	$686
Operating expenses:
Cost of revenues	1,999	367
Selling, general and administrative expenses	1,511	378
Research and development expenses	1,506	411
Depreciation and amortization expense	139	16

Operating loss from discontinued operations	(2,536)	(486)
Other income (expense):
Interest income	5	2
Interest expense	(816)	(110)
Other income (expense), net	83	(23)
Minority interest in consolidated affiliate	2,302	519

Total other income, net	1,574	388

Net loss from discontinued operations	$(962)	$(98)

          Operating revenues were comprised of sales of production-level equipment along with related hardware and software, less returns and discounts.

          Cost of revenues was comprised of the costs of all components and materials purchased for the manufacture of products, direct labor and related overhead costs.  Cost of revenues for the year ended September 30, 2002, included a $0.5 million inventory write-down for excess and obsolete inventories of Tanisys, due to the decline in the semiconductor industry and the uncertainty of future sales volumes.

          Selling, general and administrative expenses were comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of Tanisys.

          Research and development expenses consisted of all costs associated with the engineering design and testing of new technologies and products.

          Depreciation and amortization expenses were incurred with respect to certain assets, including computer hardware, software, office equipment, furniture and other intangibles.

          Net other income consisted primarily of interest income, interest expense and minority interest, plus other miscellaneous income and expenses including interest expense resulting from the amortization of debt discount related to the note payable to the minority stockholders.

Net (Loss) Income from Disposal of Discontinued Operations

          During the year ended December 31, 2003, net loss from disposal of discontinued operations is comprised of income of $0.2 million from the sale of Tanisys and $0.2 million from the reduction of accruals related to discontinued operations, offset by expense of $0.4 million to settle claims related to the April 2000 acquisition of OSC.  In exchange for approximately $0.2 million, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market.  Based upon estimates of future liabilities related to the divested entities classified as discontinued operations, the Company reduced its related accruals to $0 and accordingly, recorded $0.2 million as income.  In January 2004, the Company entered into an agreement with the former majority shareholders of OSC to settle all claims related to the April 2000 acquisition of OSC by the Company.  Under the terms of the agreement, the Company will transfer to the former OSC majority shareholders 525,000 shares of the common stock of Sharps owned by the Company, which results in a non-cash charge in 2003 of approximately $0.4 million in conjunction with the settlement agreement.

          During the year ended December 31, 2002, net income from disposal of discontinued operations is comprised of income of $2.2 million related to an income tax refund and $0.1 million from the reduction of accruals related to the divested entities classified as discontinued operations (based upon estimates of future liabilities at that time).  During 2002, the Company filed its federal income tax return with the Internal Revenue Service for the tax fiscal year ended September 30, 2001 (which includes the Transaction completed in October 2000) and received a refund claim totaling $2.2 million.  The income tax refund is included in net income from disposal of discontinued operations as the refund relates to those companies sold in the Transaction.

          During the year ended December 31, 2001, net income from disposal of discontinued operations includes income of $2.4 million related to the reduction of accruals related to the divested entities classified as discontinued operations (based upon estimates of future liabilities at that time).

Liquidity and Capital Resources

          The Company’s cash balance decreased to $5.3 million at December 31, 2003, from $8.7 million at December 31, 2002.  This decrease relates to the receipt of $0.2 million from the sale of Tanisys’ preferred stock in January 2003, offset by the $1.2 million invested in Princeton in August 2003, the $0.2 million invested in Sharps in January 2003 and the cash portion of corporate expenses.

          The Company’s operating cash requirements consist principally of funding of corporate expenses and capital expenditures.

          During the year ended December 31, 2003, capital expenditures, totaling $6,000, related primarily to the purchase of computer equipment and software.  The Company anticipates minimal capital expenditures before acquisitions, if any, during the year ended December 31, 2004.

          The Company’s cash balance of $5.3 million at December 31, 2003, is expected to decrease to approximately $3.1 million at December 31, 2004, primarily as a result of anticipated corporate cash expenditures of $1.6 million, plus payments totaling $0.5 million (disbursed in January 2004) related to the termination of a split-dollar life insurance agreement.  The Company believes that the cash balance at December 31, 2003 is sufficient to fund its operations for the next twelve-month period.  As a result of the expected cash expenditures during 2004, the Company does not plan to participate in any future financings of Princeton, Sharps or any other investment.  The Company’s cash position could be increased by any proceeds from the sale or partial sale of its investments in Princeton or Sharps.  See discussion below regarding the proposed sale of the Company’s interest in Princeton and the corresponding plan of liquidation of the Company.

          Effective March 25, 2004, the Company entered into a definitive agreement to sell all of its holdings in Princeton to existing and new investors of Princeton for $10 million in cash.  This agreement was executed in conjunction with an equity financing that has infused an additional $10.3 million in Princeton for working capital purposes.  In conjunction with this financing, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton decreased to 26.5%, 28.9% and 22.9%, respectively.  In addition, the Company lost its right to appoint a member to Princeton’s Board of Directors.

          In addition, the Company’s Board of Directors unanimously approved a plan of liquidation of the Company. The Company will file a proxy statement seeking shareholder approval of the proposed sale of the Company’s holdings in Princeton and the proposed liquidation of New Century.

          As of July 31, 2004 (the anticipated date of a special stockholders meeting), the Company’s cash position is estimated to be approximately $4.0 million. In addition to the Company’s cash, the liquidation proceeds would include $10.0 million in cash from the sale of the Company’s holdings in Princeton. The Company also currently holds 375,000 common shares in Sharps which would be sold for an estimated $0.3 million. The above items represent approximately $14.3 million in estimated liquidation proceeds, before related transaction expenses.

          In conjunction with the proposed liquidation, the Company anticipates utilizing cash through completion of the liquidation, including but not limited to: (i) ongoing operating costs of approximately $0.2 million for a sixty (60) day period subsequent to shareholder approval, (ii) payment of approximately $0.6 million to the Company’s CEO for his interest in the Company’s holdings of Princeton, (iii) legal, consulting and other transaction related fees estimated at $0.5 million, (iv) severance related expenditures totaling approximately $2.6 million, (iii) other costs, including costs of accrued liabilities, insurance, vendor arrangement and lease termination and other wind down costs estimated to range from $0.6 million to $1.5 million. In addition, the Company has initially determined that approximately $0.6 million to $0.8 million should be reserved for any unknown liabilities that may arise. As a result, the Company currently estimates that it should be able to distribute to its shareholders, in one or more cash distributions over time, approximately $8.1 million to $9.2 million, or $0.23 to $0.27 per share, in liquidation.  These amounts are estimates only and could ultimately be higher or lower.

Lease Guarantees

          During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road East, Princeton, New Jersey.  Effective March 25, 2004, this guarantee was terminated with a substitute collateral arrangement entered into by Princeton and its landlord.

          Under the terms of the Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software divisions were assumed by Platinum.  Prior to the Transaction, the Company guaranteed two operating leases for office space of the divested divisions.  The first lease is related to office space located in San Antonio, Texas, and expires in 2006.  Under the original terms of the first lease, the remaining minimum undiscounted rent payments total $5.2 million at December 31, 2003.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total $8.5 million at December 31, 2003.  The Company does not believe it is probable that it will be required to perform under these lease guarantees.  In conjunction with the Transaction, Platinum indemnified the Company should the underlying operating companies not perform under the terms of the office leases.

Off-Balance-Sheet Arrangements

          The Company presently guarantees the terms of two leases for office space (discussed above).  However, the Company does not believe it is reasonably likely that the Company will be required to perform under the lease guarantees nor will the guarantees have a future effect on the Company’s financial condition.

Contractual Obligations

          The Company’s contractual obligations are as follows (in thousands):

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	114	41	73	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on balance sheet under GAAP	—	—	—	—	—

Total	$114	$41	$73	$—	$—

          The operating lease obligations reflected in the table above represent the Company’s leases for office space, which are discussed further under Item 2 of this annual report.

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

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that it has issued.  Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified.  The disclosure requirements were effective immediately and adopted for the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure requirements were effective for fiscal years ending after December 15, 2002.  The Company adopted the disclosure provisions for its Annual Report on Form 10-K for the year ended December 31, 2002.  As the Company continues to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the accounting for stock-based employee compensation will not change as a result of SFAS No. 148.  The new interim disclosure provisions were effective for the Company beginning with the quarter ended March 31, 2003.

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The related disclosure requirements were effective immediately.  Management does not believe the adoption of FIN 46 will have any impact on the Company’s financial position or results of operations.

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

Critical Accounting Policies

Impairment of Investments

          The Company evaluates its investments in affiliates when events or changes in circumstances, such as a significant economic slowdown, indicate that the carrying value of the investments may not be recoverable.  Reviews are performed to determine whether the carrying value is impaired and if the comparison indicates that impairment exists, the investment is written down to fair value.  Significant management judgment based on estimates is required to determine whether and how much an investment is impaired.

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

          The first exception existed with respect to the Company’s ownership interest in Princeton.  As of December 31, 2001, the Company owned 57.4% of the outstanding shares of Princeton but the voting control was only temporary and the Company did not have the ability to exercise control over the decision making of Princeton.  Therefore, the Company did not consolidate the financial statements of Princeton into the consolidated financial statements of the Company.  Accordingly, the Company recorded its interest in Princeton under the equity method of accounting.  As of December 31, 2003, the Company owned 34.0% of the outstanding shares of Princeton.  Due to the significance of Princeton to the Company, the Company files Princeton’s complete audited financial statements as a financial statement schedule in our Annual Report on Form 10-K.

          The second exception existed with respect to the Company’s ownership interest in Tanisys.  As of December 31, 2002 and 2001, the Company’s ownership interest was only 36.2% and 35.2%, respectively.  However, the Company exercised control over the decision making of Tanisys.  Therefore, Tanisys was consolidated into the financial statements of the Company.  The Company sold its interest in Tanisys in February 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 2003, because the Company’s intention is to maintain a liquid portfolio.  The Company does not use derivative financial instruments in its operations.

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

          The consolidated financial statements as of and for the years ended December 31, 2003 and 2002, were audited by Burton McCumber & Cortez, L.L.P., independent public accountants, who have also issued a report on the consolidated financial statements.

/s/ PARRIS H. HOLMES, JR.

Parris H. Holmes, Jr.
Chairman of the Board of Directors and Chief Executive Officer

/s/ DAVID P. TUSA

David P. Tusa
Executive Vice President,
Chief Financial Officer and Corporate Secretary

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
New Century Equity Holdings Corp.

We have audited the accompanying consolidated balance sheets of New Century Equity Holdings Corp. (a Delaware corporation) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Century Equity Holdings Corp. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
March 29, 2004

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
March 25, 2002, except as discussed in Note 22 to the consolidated financial statements for which the date is April 11, 2002

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP
REPORT AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tanisys Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Tanisys Technology, Inc. (a Wyoming corporation), and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanisys Technology, Inc., and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule II is presented for the purpose of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred net losses of $2,360,995 for the year ended September 30, 2001.  These factors, and others discussed in Note 1, raise substantial doubt about Tanisys Technology, Inc.’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ BROWN, GRAHAM AND COMPANY, P.C.

Austin, Texas
October 30, 2001

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,330	$8,704
Accounts receivable	28	9
Prepaid and other assets	309	330
Net current assets from discontinued operations	—	1,427

Total current assets	5,667	10,470
Property and equipment	616	687
Accumulated depreciation	(533)	(439)

Net property and equipment	83	248
Other non-current assets	53	53
Investments in affiliates	7,233	9,353

Total assets	$13,036	$20,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58	$30
Accrued liabilities	1,252	551
Net current liabilities from discontinued operations	—	1,435

Total current liabilities	1,310	2,016
Other non-current liabilities	—	1

Total liabilities	1,310	2,017
Commitments and contingencies – see Note 6
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 34,653,104 and 34,217,620 shares issued and outstanding	347	342
Additional paid-in capital	70,476	70,346
Accumulated deficit	(59,097)	(52,581)

Total stockholders’ equity	11,726	18,107

Total liabilities and stockholders’ equity	$13,036	$20,124

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001

Operating revenues	$—	$—	$502

Operating expenses:
Cost of revenues	—	—	564
Selling, general and administrative expenses	3,021	3,403	7,879
Depreciation and amortization expense	153	157	1,684
Impairment loss	—	—	4,965

Operating loss from continuing operations	(3,174)	(3,560)	(14,590)

Other income (expense):
Interest income	77	158	1,043
Interest expense	—	(4)	(1)
Equity in net loss of affiliates	(2,723)	(18,891)	(28,830)
Impairment of investments in affiliates	(306)	—	(1,777)
Litigation settlement	(354)	—	—
Consulting income	—	3,125	3,750
Realized gains on available-for-sale securities	—	—	566
Other (expense) income, net	(6)	634	691

Total other expense, net	(3,312)	(14,978)	(24,558)

Loss from continuing operations before income tax benefit	(6,486)	(18,538)	(39,148)
Income tax benefit	—	—	820

Net loss from continuing operations	(6,486)	(18,538)	(38,328)

Discontinued operations:
Net loss from discontinued operations	—	(962)	(98)
Net (loss) income from disposal of discontinued operations, including income tax benefit of $0, $2,176 and $500, respectively	(30)	2,254	2,385

Net (loss) income from discontinued operations	(30)	1,292	2,287

Net loss	$(6,516)	$(17,246)	$(36,041)

Basic and diluted net (loss) income per common share:
Net loss from continuing operations	$(0.19)	$(0.54)	$(1.10)
Net loss from discontinued operations	—	(0.03)	—
Net income from disposal of discontinued operations	—	0.07	0.07

Net loss	$(0.19)	$(0.50)	$(1.03)

Weighted average common shares outstanding	34,379	34,217	34,910

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total

	Shares	Amount				Shares	Amount

Balances at December 31, 2000	42,507	$425	$90,403	$706	$(49)	(6,854)	$(18,755)	$72,730

Issuance of common stock	7	—	7	—	—	—	—	7
Exercise of stock options	4	—	8	—	—	—	—	8
Forfeiture of restricted common stock	(20)	—	(89)	—	—	—	—	(89)
Compensation expense	—	—	—	—	49	—	—	49
Purchase of treasury stock	—	—	—	—	—	(1,438)	(1,315)	(1,315)
Cancellation of treasury stock	(8,292)	(83)	(19,987)	—	—	8,292	20,070	—
Net loss	—	—	—	(36,041)	—	—	—	(36,041)

Balances at December 31, 2001	34,206	342	70,342	(35,335)	—	—	—	35,349

Issuance of common stock	12	—	4	—	—	—	—	4
Net loss	—	—	—	(17,246)	—	—	—	(17,246)

Balances at December 31, 2002	34,218	342	70,346	(52,581)	—	—	—	18,107

Issuance of common stock	435	5	130	—	—	—	—	135
Net loss	—	—	—	(6,516)	—	—	—	(6,516)

Balances at December 31, 2003	34,653	$347	$70,476	$(59,097)	$—	—	$—	$11,726

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss from continuing operations	$(6,486)	$(18,538)	$(38,328)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	153	157	1,684
Equity in net loss of and impairment of investments in affiliates	3,029	18,891	30,607
Litigation settlement	354	—	—
Loss on disposition of fixed assets	17	—	—
Impairment loss	—	—	4,965
Realized gains on available-for-sale securities	—	—	(566)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19)	821	3,934
Decrease (increase) in prepaid and other assets	156	620	(68)
Increase (decrease) in accounts payable	28	(1)	(22)
Increase (decrease) in accrued liabilities	486	(744)	(1,550)
Increase (decrease) in other liabilities and other noncash items	136	620	(129)

Net cash (used in) provided by continuing operating activities	(2,146)	1,826	527
Net cash provided by (used in) discontinued operating activities	178	2,002	(5,006)

Net cash (used in) provided by operating activities	(1,968)	3,828	(4,479)

Cash flows from investing activities:
Purchases of property and equipment	(6)	(20)	(615)
Investments in available-for-sale securities	—	—	(16,500)
Proceeds from sale of available-for-sale securities	—	—	17,265
Investments in affiliates	(1,400)	(3,849)	(23,549)
Redemption of investments in affiliates	—	1,471	—
Other investing activities	—	(9)	(21)

Net cash used in investing activities	(1,406)	(2,407)	(23,420)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4	14
Purchases of treasury stock	—	—	(1,314)

Net cash provided by (used in) financing activities	—	4	(1,300)

Net (decrease) increase in cash and cash equivalents	(3,374)	1,425	(29,199)
Cash and cash equivalents, beginning of period	8,704	7,279	36,478

Cash and cash equivalents, end of period	$5,330	$8,704	$7,279

Supplemental cash flow information:
Cash payments for income taxes	$—	$—	$500
Cash payments for interest	—	4	1
Non-cash investing and financing activities:
Assets disposed of in connection with FIData, Inc. disposition	—	—	(711)
Liabilities disposed of in connection with FIData, Inc. disposition	—	—	355

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

Note 1. Business Activity

          New Century Equity Holdings Corp. (“NCEH”), formerly known as Billing Concepts Corp. (“BCC”), was incorporated in the state of Delaware in 1996.  BCC was previously a wholly owned subsidiary of U.S. Long Distance Corp. (“USLD”) that, upon its spin-off from USLD, became an independent, publicly held company.  NCEH and its subsidiaries (collectively, the “Company”) is focused on high-growth companies.  The Company has an equity interest in Princeton eCom Corporation (“Princeton”), which offers electronic bill presentment and payment services via the internet and telephone.  In August 2001, the Company purchased an interest in Tanisys Technology, Inc. (“Tanisys”), which designed, manufactured and marketed production level automated test equipment for a variety of memory technologies.  The Company sold its interest in Tanisys in February 2003.  The Company has an equity interest in Sharps Compliance Corp. (“Sharps”), which provides cost-effective medical-related disposal solutions for the healthcare, retail, residential and hospitality industries.  Through its former wholly owned subsidiary FIData, Inc. (“FIData”), the Company provided Internet-based automated loan approval products to the financial services industries.  In October 2001, the Company exchanged 100% of its stock of FIData for an equity interest in Microbilt Corporation (“Microbilt”), which was surrendered in October 2003 (see Note 3).

          In October 2000, the Company completed the sale of its Transaction Processing and Software divisions to Platinum Holdings (“Platinum”) of Los Angeles, California (the “Transaction”), for initial consideration of $49.7 million.  In conjunction with the Transaction, the Company may have potentially received additional consideration consisting of royalty payments, assuming the achievement of certain post-closing revenue targets, of $10.0 million related to the LEC Billing division, $5.0 million related to the Aptis division and $5.0 million related to the OSC division.  The post-closing revenue target for the LEC Billing division applied to the eighteen-month period subsequent to the Transaction, while the post-closing revenue targets for the Aptis and OSC divisions apply to the three-year period subsequent to the Transaction.  None of the three divisions achieved the post-closing revenue targets necessary to generate a potential royalty payment to the Company.  The Company also received payments totaling $7.5 million for consulting services provided to Platinum over the twenty-four month period subsequent to the Transaction, which were reported in other income (expense) as consulting income.

          In February 2003, the Company sold its interest in Tanisys.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Tanisys, as consolidated herein, have been classified as discontinued operations.  All financial information presented for the year ended December 31, 2001, was restated to reflect Tanisys as discontinued operations (see Note 18).

          Effective March 25, 2004, the Company entered into a definitive agreement to sell all of its holdings in Princeton to existing and new investors of Princeton for $10.0 million in cash.  In addition, the Company’s Board of Directors unanimously approved a plan of liquidation of the Company. See Note 19 for further discussion.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company is deemed to have control for accounting purposes.  The Company’s investments in Princeton and Coreintellect, Inc. (“Coreintellect”) are accounted for using the equity method of accounting.  The Company’s investment in Sharps is accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company’s investment in Microbilt was accounted for under the cost method of accounting.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Instruments

          SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value.  SFAS No. 107 excludes certain financial instruments from its disclosure requirements.  Accordingly, the aggregate fair market value amounts are not intended to represent the underlying value of the Company.  The carrying amounts of cash and cash equivalents, current receivables and payables and long-term liabilities approximate fair value because of the short-term nature of these instruments.

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

Investments in Equity Securities

          The Company follows the standards of SFAS No. 115 for those investments in which the securities are publicly traded.  For those investments in which the securities are privately held, the Company follows the guidance of Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The Company accounts for its investment in Sharps under SFAS No. 115, as Sharps’ common stock is publicly traded.  SFAS No. 115 establishes standards for accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.  Unrealized holdings gains and losses, other than those considered permanent, related to the Company’s investment in Sharps are excluded from net loss and reported as a separate component of other comprehensive loss.

Treasury Stock

          In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate $25.0 million of the Company’s common stock in the open market or in privately negotiated transactions.  The Company records repurchased common stock at cost (see Note 8).

Revenue Recognition

          The Company recognized FIData’s transaction processing revenue when loans were processed.  Implementation and customer service revenues were recognized when an agreement was in place, services had been rendered, the cost of services performed was determinable and collectibility was reasonably assured.

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

Discontinued Operations

          Effective for the Company’s fiscal year ended December 31, 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, establishes standards for accounting and reporting for long-lived assets to be disposed of by sale.  The Company adopted SFAS No. 144 and determined that the operations of Tanisys qualified as discontinued operations and, accordingly, are reported separately from continuing operations.

Net Loss per Common Share

          SFAS No. 128, “Earnings Per Share”, establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock.  As the Company had a net loss from continuing operations for the years ended December 31, 2003, 2002 and 2001, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods.

Stock-Based Compensation

          The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” but elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans (see Note 9).  Accordingly, the Company has not recognized compensation expense for stock options granted where the exercise price is equal to or greater than the market price of the underlying stock at the date of grant.  In accordance with the provisions of APB Opinion No. 25, the Company did not recognize compensation expense for employee stock purchased under the NCEH Employee Stock Purchase Plan (“ESPP”).

          The following table illustrates the effect on net loss and net loss per common share had compensation expense for the Company’s stock option grants and ESPP purchases been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  For purposes of the pro forma disclosures, the estimated fair value of options is amortized to pro forma compensation expense over the options’ vesting periods.

	Year Ended December 31,

(in thousands, except per share data)	2003	2002	2001

Net loss, as reported	$(6,516)	$(17,246)	$(36,041)
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(347)	(602)	(4,640)

Net loss, pro forma	$(6,863)	$(17,848)	$(40,681)

Basic and diluted net loss per common share:
Net loss, as reported	$(0.19)	$(0.50)	$(1.03)

Net loss, pro forma	$(0.20)	$(0.52)	$(1.17)

          The fair value for these options was estimated at the respective grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 96.3%, 96.3% and 95.1% for the years ended December 31, 2003, 2002 and 2001, respectively; no dividend yield; expected life of 2.5 years for all option grants and 0.5 years for all ESPP purchases; and risk-free interest rates of 1.8%, 2.2% and 3.2% for the years ended December 31, 2003, 2002 and 2001, respectively.

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

          In September 2003, the Company invested $1.2 million, of a total $5.0 million equity financing, in Princeton.  In exchange for its investment, the Company received 4.0 million shares of Princeton’s mandatorily redeemable convertible preferred stock.  As of December 31, 2003, the Company’s ownership of the outstanding and fully diluted shares (considering all issued options and warrants) of Princeton was 36.2% and 31.7%, respectively.  See Note 19.

FIData/Microbilt

          In November 1999, the Company completed the acquisition of FIData, a company located in Austin, Texas that provided Internet-based automated loan approval products to the financial services industries.  Total consideration for the acquisition was approximately $4.2 million in cash and debt assumption and 1.1 million shares of the Company’s common stock.  Approximately $7.4 million was recorded as goodwill and other intangibles.  This acquisition was accounted for as a purchase.  Accordingly, the results of operations for FIData have been included in the Company’s consolidated financial statements and the shares related to the acquisition have been included in the weighted average shares outstanding for purposes of calculating net loss per common share since the date of acquisition.

          In October 2001, the Company completed the merger of FIData into privately held Microbilt of Kennesaw, Georgia.  Microbilt provides credit bureau data access and retrieval to the financial, healthcare, leasing, insurance, law enforcement, educational and utilities industries.  In exchange for 100% of the stock of FIData, the Company received a 9% equity interest in Microbilt.  For accounting purposes, the Company valued its investment in Microbilt at approximately $0.4 million.  In addition, the Company was entitled to appoint one member of Microbilt’s Board of Directors.

          In April 2003, the Company received notice that Bristol Investments, Ltd. (“Bristol”) and Microbilt filed suit against the Company and one of its officers alleging breach of contract and misrepresentation in conjunction with the merger of FIData into Microbilt.  In October 2003, the

Company settled the suit by surrendering its ownership of the common stock of Microbilt to Bristol.  This settlement resolves all claims brought by and against the Company and one of its officers.

Sharps

          In October 2001, the Company participated in a private placement financing with publicly traded Sharps.  Sharps, a Houston, Texas-based company, provides medical-related waste services to the healthcare, retail, residential and hospitality markets.  The Company purchased 700,000 shares of Sharps’ common stock for $770,000, of an aggregate $1.2 million financing.  In January 2003, the Company purchased an additional 200,000 shares of Sharps’ common stock for $200,000.  As of December 31, 2003, the Company owned approximately 8.5% of Sharps outstanding stock.  During the year ended December 31, 2003, the Company recorded a $0.3 million impairment write-down related to its investment in Sharps (see Note 10 for further discussion).

          In January 2004, the Company entered into an agreement with the former majority shareholders of OSC to settle all claims related to the April 2000 acquisition of OSC by the Company.  Under the terms of the agreement, the Company transferred to the former OSC majority shareholders 525,000 shares of the common stock of Sharps owned by the Company, valued at approximately $389,000.  Additionally, the former OSC majority shareholders agreed to a voting rights agreement which allows the Company to direct the vote of New Century shares owned by them.  Subsequent to the transfer of the Sharps common stock shares, the Company’s interest in Sharps is 3.6% of the outstanding shares.  The Company recorded a non-cash charge to net loss from disposal of discontinued operations in 2003 of $389,000 in conjunction with the settlement agreement.

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

Note 4. Investments in Affiliates

Investments in affiliates is comprised of the following:

	December 31,

(in thousands)	2003	2002

Investment in Princeton:
Cash investments	$77,276	$76,076
In-process research and development costs	(4,465)	(4,465)
Amortization and equity loss pick-up	(62,986)	(60,263)
Impairment of investment	(1,777)	(1,777)
Other	(1,481)	(1,344)

Net investment in Princeton	6,567	8,227
Investment in Sharps:
Cash investments	970	770
Other	2	2
Impairment of investment	(306)	—

Net investment in Sharps	666	772
Investment in Microbilt:
Equity investments	—	348
Other	—	6

Net investment in Microbilt	—	354

Total investments in affiliates	$7,233	$9,353

Note 5. Accrued Liabilities

Accrued liabilities is comprised of the following:

	December 31,

(in thousands)	2003	2002

Accrued income taxes	$—	$174
Accrued vacation	136	140
Accrued audit fees	62	90
Accrued annual report fees	53	56
Accrued split dollar life insurance (see Note 16)	561	—
Accrued settlement	389	—
Other	51	91

Total accrued liabilities	$1,252	$551

Note 6. Commitments and Contingencies

          During the year ended September 30, 1999, the Company entered into an agreement to guarantee the terms of Princeton’s lease for office space at 650 College Road East, Princeton, New Jersey. Effective March 25, 2004, this guarantee was terminated with a substitute collateral arrangement entered into by Princeton and its landlord.

          Under the terms of the Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software divisions were assumed by Platinum.  Prior to the Transaction, the Company guaranteed two operating leases for office space of the divested divisions.  The first lease is related to office space located in San Antonio, Texas, and expires in 2006.  Under the original terms of the first lease, the remaining minimum undiscounted rent payments total $5.2 million at December 31, 2003.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total $8.5 million at December 31, 2003.  The Company does not believe it is probable that it will be required to perform under these lease guarantees and therefore, no liability has been accrued on the Company’s financial statements.  In conjunction with the Transaction, Platinum indemnified the Company should the underlying operating companies not perform under the terms of the office leases.

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

          No cash dividends were paid on the Company’s common stock during the years ended December 31, 2003, 2002 and 2001.

Note 8. Treasury Stock

          In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate $25.0 million of the Company’s common stock in the open market or in privately negotiated transactions.  During the year ended December 31, 2001, the Company purchased $1.3 million or 1,437,700 shares of treasury stock.  As of December 31, 2003, the Company had purchased an aggregate $20.1 million, or 8.3 million shares, of treasury stock under this program.  The Company has no plans to make any future treasury stock purchases.

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

          Option activity for the years ended December 31, 2003, 2002 and 2001, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2000	8,931,599	$8.16
Granted	1,852,333	$0.57
Canceled	(2,117,518)	$8.64
Exercised	(4,278)	$1.98

Outstanding, December 31, 2001	8,662,136	$6.42
Granted	1,040,000	$0.36
Canceled	(2,988,704)	$7.77

Outstanding, December 31, 2002	6,713,432	$4.88
Granted	90,000	$0.29
Canceled	(1,025,245)	$9.53

Outstanding, December 31, 2003	5,778,187	$3.98

          At December 31, 2003, 2002 and 2001, stock options to purchase an aggregate of 4,995,062, 4,955,685 and 6,820,182 shares were exercisable and had weighted average exercise prices of $4.53, $6.38 and $7.78 per share, respectively.

          Stock options outstanding and exercisable at December 31, 2003, were as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Remaining Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price

$ 0.29 - $ 1.98	2,767,951	5.3	$0.44	1,999,201	$0.45
$ 2.03 - $ 4.56	1,691,653	3.3	$3.34	1,677,778	$3.35
$ 4.88 - $ 8.31	636,583	2.4	$7.04	636,083	$7.05
$ 9.75 - $ 29.00	682,000	1.4	$17.09	682,000	$17.09

	5,778,187	3.9	$3.98	4,995,062	$4.53

          The weighted average fair value and weighted average exercise price of options granted where the exercise price was equal to the market price of the underlying stock at the grant date were $0.20 and $0.29 for the year ended December 31, 2003, $0.22 and $0.35 for the year ended December 31, 2002 and $0.30 and $0.57 for the year ended December 31, 2001, respectively.

Note 10. Impairment

          During the year ended December 31, 2003, the Company evaluated the realizability of its investment in Sharps in accordance with SFAS No. 115.  The Company compared the fair market value of its investment in Sharps to the carrying value of the investment to determine the impairment.  Based upon the current fair market value, the Company determined that its investment in Sharps was permanently impaired by $0.3 million and, accordingly, recorded an impairment write-down, which is included in other income (expense) as impairment of investments in affiliates.

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

          During the year ended December 31, 2001, the Company evaluated the realizability of its investment in Princeton in accordance with SFAS No. 121.  The Company compared the net realizable value of its investment in Princeton to the carrying value of the investment to determine the impairment.  Based upon private equity markets at that time, the Company determined that its investment in Princeton was impaired by $1.8 million and accordingly, recorded an impairment write-down, which is included in other income (expense) as impairment of investments in affiliates.

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

Note 12. Leases

          The Company leases certain office space and equipment under operating leases.  Rental expense was $164,000, $173,000 and $311,000 for the years ended December 31, 2003, 2002 and 2001.  Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are $41,000 for the year ending December 31, 2004, $35,000 for the year ending December 31, 2005, $35,000 for the year ending December 31, 2006, $3,000 for the year ending December 31, 2007 and $0 for all years thereafter.

Note 13. Income Taxes

          The income tax benefit is comprised of the following:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Current:
Federal	$—	$—	$776
State	—	—	44

Total	$—	$—	$820

          The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax benefit.  The reasons for these differences were as follows:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Computed income tax benefit at statutory rate	$2,270	$6,488	$13,702
(Decrease) increase in taxes resulting from:
Nondeductible losses in and impairments of affiliates	(1,060)	(6,790)	(10,712)
Nondeductible goodwill amortization and impairment	—	—	(2,116)
State income taxes, net of federal benefit	—	—	45
Permanent and other deductions, net	(218)	(85)	(99)
Valuation allowance	(992)	387	—

Income tax benefit	$—	$—	$820

          The tax effect of significant temporary differences, which comprise the deferred tax liability, is as follows:

	December 31,

(in thousands)	2003	2002

Deferred tax asset:
Net loss carryforward	$2,428	$1,436
Valuation allowance	(2,428)	(1,436)
Deferred tax liability:
Estimated tax liability	—	(174)

Net deferred tax liability	$—	$(174)

          As of December 31, 2003, the Company had a federal tax loss carryforward of $6.9 million, which begins expiring in 2019.  Realization of the Company’s carryforward is dependent on future taxable income.  At this time, the Company cannot assess whether or not the carryforward will be realized; therefore, a valuation allowance has been recorded as shown above.

Note 14. Benefit Plans

          The Company established the NCEH 401(k) Plan (the “Plan”) for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan.  The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company will match a participant’s salary deferral, up to 5% of a participant’s compensation.  The Company may make additional discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2003, 2002 or 2001.  The Company’s matching contributions to this plan totaled approximately $29,000, $30,000 and $66,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 15. Summarized Financial Information for Unconsolidated Subsidiary

          The Company accounts for its investment in Princeton under the equity method of accounting (as the Company does not exhibit control over Princeton) and records the equity in net loss of Princeton on a three-month lag.  The Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 34.0%, 36.2% and 31.7%, respectively, as of December 31, 2003.

The Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 35.6%, 38.0% and 32.9%, respectively, as of December 31, 2002.  See Note 19.

          Princeton’s summarized balance sheets are as follows:

	September 30,

(in thousands)	2003	2002

Current assets	$34,750	$59,363
Non-current assets	12,681	17,522
Current liabilities	30,386	56,648
Non-current liabilities	486	934
Mandatorily redeemable convertible preferred stock	39,587	31,767

          Princeton’s statements of operations for the years ended September 30, 2003, 2002 and 2001, have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively.  Princeton’s summarized statements of operations are as follows:

	Year Ended September 30,

(in thousands)	2003	2002	2001

Total revenues	$35,309	$28,559	$19,920
Gross profit	16,026	11,300	3,442
Loss from operations	(7,965)	(30,234)	(55,771)
Net loss	(7,674)	(32,462)	(59,435)

          During the quarter ended December 31, 2003, Princeton’s revenues were adversely affected by the loss of certain customers.  As a result, the management team of Princeton intensified its new sales efforts and implemented a channel partner strategy with the goal of replacing the loss of revenues as quickly as possible.  There can be no assurances that Princeton will replace the revenues attributable to the lost customers.

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

          The pro forma adjustments to the Company’s financial statements relate to the additional equity in net loss of affiliates the Company would have recorded had Princeton acquired Quicken Bill Manager at the beginning of the period presented.  The following pro forma financial information for the Company is provided for the year ended December 31, 2001, based upon the assumption that Princeton had acquired Quicken Bill Manager as of October 1, 1999.

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

Note 16. Related Parties

          In November 2001, the Company entered into an Amended and Restated Employment Agreement (“Employment Agreement”) with the Company’s Chairman and Chief Executive Officer (“CEO”).  As part of the Employment Agreement, the Company entered into a Split-Dollar Life Insurance Agreement (“Insurance Agreement”) with a trust beneficially owned by the CEO pursuant to which the Company paid the annual insurance premium of $0.2 million.  The underlying life insurance policy (New York Life policy number 46731037) had a face value of $4.5 million and required remaining annual premium payments through March 2012, totaling $1.5 million.  In December 2003, the CEO and the Company agreed to amend the Employment Agreement and terminate the provisions of the Employment Agreement related to the Insurance Agreement in exchange for payments by the Company to, and on behalf of, the CEO totaling $0.7 million in cash.  Accordingly, the Company assigned to the CEO, and the CEO assumed, all future obligations and benefits related to the Insurance Agreement.  The CEO released and discharged the Company from any further obligation to provide or fund any life insurance for the benefit of the CEO, including the Insurance Agreement.  The remaining provisions of the Employment Agreement remain in full force and effect.  The entire $0.7 million is included in SG&A during the year ended December 31, 2003.  In December 2003, $0.2 million of the total $0.7 million was paid.  The remaining $0.5 million was accrued at December 31, 2003 and paid in January 2004.

          In August 2003, the Company issued 435,484 shares of its common stock to its CEO in exchange for a salary reduction of $135,000 for the employment period of October 1, 2003 to September 30, 2004.  These shares were issued under the Company’s Comprehensive Plan, which allows for this type of issuance without any material amendments.

          In April 2000, the Board of Directors of the Company approved a restricted stock grant to the Company’s CEO.  The restricted stock grant consists of Princeton stock equal to 2% of Princeton’s fully diluted shares.  The restricted stock grant vested on April 30, 2003.  The Company expensed the fair market value of the restricted stock grant over the three-year period ended April 30, 2003.  The Company recognized $150,000, $600,000 and $600,000 during the years ended December 31, 2003, 2002 and 2001, respectively, as compensation expense related to the stock grant.

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

          The CEO of the Company has served on the Board of Princeton since September 1998 (see Note 19).  The CEO served as Chairman of the Board of Princeton from January 2002 until December 2002.  The Company’s CFO served as a member of the Board of Princeton from August 2001 until June 2002.

          The Company’s CEO and one of its’ Board members serve on the Board of Sharps and did so at the time the Company invested in Sharps.  The Company’s CFO was appointed CFO of Sharps in February 2003.  In March 2003, Sharps began reimbursing the Company for certain expenses incurred by the Company’s CFO.  As of December 31, 2003, approximately $17,000 was due to the Company by Sharps for the unpaid portion of these expenses, all of which was collected in January 2004.

Note 17. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended

(in thousands, except per share data)	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003

Operating revenues	$—	$—	$—	$—
Operating loss from continuing operations	(1,330)	(543)	(581)	(720)
Net loss from continuing operations	(2,194)	(1,638)	(1,326)	(1,328)
Net loss from discontinued operations	—	—	—	—
Net (loss) income from disposal of discontinued operations	(389)	212	—	147
Net loss	(2,583)	(1,426)	(1,326)	(1,181)
Basic and diluted net (loss) income per common share:
Net loss from continuing operations	(0.06)	(0.05)	(0.04)	(0.04)
Net loss from discontinued operations	—	—	—	—
Net (loss) income from disposal of discontinued operations	(0.01)	0.01	—	0.01
Net loss	(0.07)	(0.04)	(0.04)	(0.03)

	Three Months Ended

(in thousands, except per share data)	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002

Operating revenues	$—	$—	$—	$—
Operating loss from continuing operations	(876)	(718)	(957)	(1,009)
Net loss from continuing operations	(1,665)	(922)	(1,965)	(13,985)
Net loss from discontinued operations	—	(420)	(325)	(218)
Net income from disposal of discontinued operations	78	—	2,176	—
Net loss	(1,587)	(1,342)	(114)	(14,203
Basic and diluted net (loss) income per common share:
Net loss from continuing operations	(0.05)	(0.03)	(0.05)	(0.41)
Net loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income from disposal of discontinued operations	—	—	0.06	—
Net loss	(0.05)	(0.04)	—	(0.42)

Note 18. Discontinued Operations

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

          For accounting purposes, the Company was deemed to have control of Tanisys and, therefore, consolidated the financial statements of Tanisys.  The Company consolidated the financial statements of Tanisys on a three-month lag, as the Company had a different year-end than Tanisys.  Tanisys’ balance sheet as of September 30, 2002 was consolidated with the Company’s balance sheet as of December 31, 2002.  The statements of operations of Tanisys for the year ended September 30, 2002 and from the purchase date to September 30, 2001, were consolidated with the Company’s statements of operations for the years ended December 31, 2002 and 2001, respectively.

          In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market.  Accordingly, the operations of Tanisys have been classified as discontinued operations.  The Company received approximately $0.2 million in exchange for its preferred stock, which is reported in net loss from disposal of discontinued operations during the year ended December 31, 2003.

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

Financial Statements

          As the Company consolidated Tanisys on a three-month lag, Tanisys’ balance sheet as of September 30, 2002, including adjustments made under the purchase method of accounting, was consolidated in the Company’s balance sheet as of December 31, 2002.  Tanisys’ balance sheet consolidated herein (presented as net assets and liabilities from discontinued operations) is as follows:

(in thousands)
Cash and cash equivalents	$147
Accounts receivable, net of accumulated depreciation of $95	454
Inventory:
Raw materials	284
Work in process	48
Finished goods	84

Total inventory	416
Prepaid and other assets	90

Total current assets	1,107
Property and equipment	310
Accumulated depreciation	(118)

Net property and equipment	192
Other assets, net of accumulated amortization of $23	128

Total assets	$1,427

Accounts payable	$612
Accrued liabilities	763
Revolving credit note	152
Note payable to minority stockholders, net of discount	953

Total current liabilities	2,480
Other liabilities	4
Note payable to minority stockholders, net of discount	—

Total liabilities	$2,484

Minority interest in consolidated affiliate	$(1,100)
Accumulated deficit	$(1,060)

          Tanisys’ statements of operations for the year ended September 30, 2002 and from the purchase date through September 30, 2001, including adjustments made under the purchase method of accounting, were consolidated in the Company’s statements of operations for the years ended December 31, 2002 and 2001, respectively.  Tanisys’ statements of operations consolidated herein (presented as net loss from discontinued operations) are as follows:

(in thousands)	Year ended September 30, 2002	Purchase date through September 30, 2001

Operating revenues	$2,619	$686
Operating expenses:
Cost of revenues	1,999	367
Selling, general and administrative expenses	1,511	378
Research and development expenses	1,506	411
Depreciation and amortization expense	139	16

Operating loss from discontinued operations	(2,536)	(486)
Other income (expense):
Interest income	5	2
Interest expense	(816)	(110)
Other income (expense), net	83	(23)
Minority interest in consolidated affiliate	2,302	519

Total other income, net	1,574	388

Net loss from discontinued operations	$(962)	$(98)

Net loss from discontinued operations	$(962)	$(98)
Preferred stock dividend and amortization of the value of the beneficial conversion feature on stock issued by consolidated affiliate	(249)	(1,508)
Minority interest in consolidated affiliate	249	1,508

Net loss from discontinued operations applicable to common stockholders	$(962)	$(98)

Inventory

          Tanisys’ inventory was valued at standard cost which approximated actual cost computed on a first-in, first-out basis, not in excess of market value.  Inventory costs included direct materials and certain indirect manufacturing overhead expenses.  Tanisys’ policy concerning inventory write-down charges was to establish a new, reduced cost basis for the affected inventory that remained until the inventory was sold or disposed.  Only additional impairment charges would affect the cost basis.  If subsequent to the date of impairment, it was determined that the impairment charges were recoverable, Tanisys would not increase the carrying costs of the affected inventory and corresponding income.

          Due to the dramatic decline in the semiconductor business cycle and the impact on revenues since early 2001, and continued uncertainty of future sales volumes, Tanisys monitored its inventory levels in light of product development changes and future sales forecasts.  As a result, Tanisys recorded a special charge to cost of goods sold of $0.5 million during the year ended September 30, 2002, for the write-down of excess and obsolete inventories.

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

          In March 2002, Tanisys entered into a new Accounts Receivable Purchase Agreement (“Purchase Agreement”) with Silicon, replacing the Debt Agreement, to fund accounts receivable and provide working capital up to a maximum of $2.5 million.  The applicable interest rate was 1.5% per month of the average daily balance outstanding during the month.  As of September 30, 2002, Tanisys owed $152,000 under the Purchase Agreement.

Note Payable to Minority Stockholders, net of Discount

          In connection with the Purchase Agreement, Tanisys committed to make payments to the holders of the Series A Preferred Stock, to the extent its cash flow met certain levels, until the holders received the amount of their investment in the Series A Preferred Stock.  The liability was recorded at a fair market value of $0.2 million to be accreted to $1.6 million through July 2003, using the effective interest method.  The accretion of the discount was recorded as interest expense and allocated to the minority interest in consolidated affiliate.

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

(Loss) Income from Disposal of Discontinued Operations

          During the year ended December 31, 2003, net loss from disposal of discontinued operations is comprised of income of $0.2 million from the sale of Tanisys and $0.2 million from the reduction of accruals related to discontinued operations, offset by expense of $0.4 million to settle claims related to the April 2000 acquisition of OSC.  In exchange for approximately $0.2 million, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market.  Based upon estimates of future liabilities related to the divested entities classified as discontinued operations, the Company reduced its related accruals to $0 and accordingly, recorded $0.2 million as income.  In January 2004, the Company entered into an agreement with the former majority shareholders of OSC to settle all claims related to the April 2000 acquisition of OSC by the Company.  Under the terms of the agreement, the Company will transfer to the former OSC majority shareholders 525,000 shares of the common stock of Sharps owned by the Company, which results in a non-cash charge in 2003 of approximately $0.4 million in conjunction with the settlement agreement.

          During the year ended December 31, 2002, net income from disposal of discontinued operations is comprised of income of $2.2 million related to an income tax refund and $0.1 million from the reduction of accruals related to the divested entities classified as discontinued operations (based upon estimates of future liabilities at that time).  During 2002, the Company filed its federal income tax return with the Internal Revenue Service for the tax fiscal year ended September 30, 2001 (which includes the Transaction completed in October 2000) and received a refund claim totaling $2.2 million.  The income tax refund is included in net income from disposal of discontinued operations as the refund relates to those companies sold in the Transaction.

          During the year ended December 31, 2001, net income from disposal of discontinued operations includes income of $2.4 million related to the reduction of accruals related to the divested entities classified as discontinued operations (based upon estimates of future liabilities at that time).

Note 19. Subsequent Events (Unaudited)

          Effective March 25, 2004, the Company entered into a definitive agreement to sell all of its holdings in Princeton to existing and new investors of Princeton for $10.0 million in cash.  This agreement was executed in conjunction with an equity financing that has infused an additional $10.3 million in Princeton for working capital purposes.  In conjunction with this financing, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton decreased to 26.5%, 28.9% and 22.9%, respectively.  In addition, the Company lost its right to appoint a member to Princeton’s Board of Directors.

          In addition, the Company’s Board of Directors unanimously approved a plan of liquidation of the Company. The Company will file a proxy statement seeking shareholder approval of the proposed sale of the Company’s holdings in Princeton and the proposed liquidation of New Century.

          As of July 31, 2004 (the anticipated date of a special stockholders meeting), the Company’s cash position is estimated to be approximately $4.0 million. In addition to the Company’s cash, the liquidation proceeds would include $10.0 million in cash from the sale of the Company’s holdings in Princeton. The Company also currently holds 375,000 common shares in Sharps which would be sold for an estimated $0.3 million. The above items represent approximately $14.3 million in estimated liquidation proceeds, before related transaction expenses.

          In conjunction with the proposed liquidation, the Company anticipates utilizing cash through completion of the liquidation, including but not limited to: (i) ongoing operating costs of approximately $0.2 million for a sixty (60) day period subsequent to shareholder approval, (ii) payment of approximately $0.6 million to the Company’s CEO for his interest in the Company’s holdings of Princeton, (iii) legal, consulting and other transaction related fees estimated at $0.5 million, (iv) severance related expenditures totaling approximately $2.6 million (see Item 11 in this annual report on Form 10-K for further discussion of the Company’s employment agreements), (iii) other costs, including costs of accrued liabilities, insurance, vendor arrangement and lease termination and other wind down costs estimated to range from $0.6 million to $1.5 million. In addition, the Company has initially determined that approximately $0.6 million to $0.8 million should be reserved for any unknown liabilities that may arise. As a result, the Company currently estimates that it should be able to distribute to its shareholders, in one or more cash distributions over time, approximately $8.1 million to $9.2 million, or $0.23 to $0.27 per share, in liquidation.  These amounts are estimates only and could ultimately be higher or lower.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

          Set forth below is information with respect to the Board of Directors (“Board”) and Executive Officers of the Company.  The Executive Officers are elected by and serve at the discretion of the Board.  There are no family relationships between any two Directors or Executive Officers.

Name	Age	Position

Parris H. Holmes, Jr.	60	Chairman of the Board and Chief Executive Officer
David P. Tusa	43	Executive Vice President, Chief Financial Officer and Corporate Secretary

Gary D. Becker	44	Director(1)(2)
C. Lee Cooke, Jr.	59	Director(2)
Justin L. Ferrero	30	Director(1)
Stephen M. Wagner	47	Director(1)(2)

          (1)Member of the Audit Committee
          (2)Member of the Compensation Committee

          Parris H. Holmes, Jr. has served as Chairman of the Board and Chief Executive Officer (“CEO”) of the Company since May 1996.  Mr. Holmes served as both Chairman of the Board and CEO of USLD Communications Corp., formerly U.S. Long Distance Corp. (“USLD”), from September 1986 until August 1996, and served as Chairman of the Board of USLD until June 2, 1997.  Prior to March 1993, Mr. Holmes also served as President of USLD.  Mr. Holmes has been a member of the Board of Directors of Princeton eCom Corporation (“Princeton”), a leading provider of electronic bill presentment and payment services, since September 1998.  In January 2002, Mr. Holmes was appointed as Chairman of the Board of Princeton.  In December 2002, Mr. Holmes resigned as Chairman of the Board of Princeton, but remains on Princeton’s Board of Directors.  Mr. Holmes also serves as a Director of Sharps Compliance Corp. (“Sharps”), a provider of medical-related sharps disposal services for certain types of medical sharps (needles, syringes and razors) products.  Mr. Holmes served on the Board of Tanisys Technology, Inc. (“Tanisys”), a developer and marketer of semiconductor testing equipment, but resigned as Chairman of the Board and a Board member in January 2002.

          David P. Tusa, CPA, Executive Vice President, Chief Financial Officer (“CFO”) and Corporate Secretary joined the Company in August 1999.  Prior to joining the Company, Mr. Tusa was Executive Vice President and CFO of U.S. Legal Support, Inc., a provider of litigation support services with over 36 offices in seven states, from September 1997 to August 1999.  Prior to this, Mr. Tusa served as Senior Vice President and CFO of Serv-Tech, Inc., a $300 million publicly held provider of specialty services to industrial customers in multiple industries, from April 1994 through August 1997.  Additionally, Mr. Tusa was with CRSS, Inc. a $600 million publicly held diversified services company, from May 1990 through April 1994.  Mr. Tusa served on the Board of Directors of Tanisys from August 2001 to March 2003.  Mr. Tusa served as a member of the Board of Directors of Princeton from December 2001 to June 2002.   Mr. Tusa served as an Advisor to the Board of Directors of Sharps from October 2001 to January 2003.  Mr. Tusa has served as the CFO of Sharps since February 2003.

          Gary D. Becker was appointed as a Director of the Company in May 2001.  Mr. Becker has served as the Chairman of the Audit Committee of the Company since December 2002.  He was Chairman and CEO of PACE Motor Sports, a subsidiary of PACE Entertainment, which was acquired by SFX Entertainment in 1998 and subsequently acquired by Clear Channel Communications in 2000.  Mr. Becker served on the Board of Directors of USLD from September 1986 to August 1996.  He is the immediate past President of the Houston Children’s Charity, which supports over 40 children’s agencies in the Houston, Texas area.

          C. Lee Cooke, Jr. has served as a Director of the Company since May 1996 and was a Director of USLD from February 1991 until July 1996.  Since September 1991, he has been President of Habitek International, Inc., d/b/a U.S. Medical Systems, Inc, a biomedical company.  Mr. Cooke served as Chairman of the Board for Tanisys from February 2002 until February 2003 and served as CEO from March 2002 until February 2003.  He served as an Advisor to the Board of Tanisys from July 2001 to February 2002.  Mr. Cooke resigned as a member of the Board of Tanisys in March 2003.  Since July 1998, Mr. Cooke has served as a Director of Sharps.  Since October 2000, Mr. Cooke has served as a Director of the Staubach Group, CTLLC, a real estate representation company, from October 2000.  He was President and CEO of CUVille, Inc., d/b/a good2CU.com, from 1999 until 2000 and served as CEO of The Greater Austin Chamber of Commerce from 1983 to 1987.  From 1972 to 1983, he served in various management roles at Texas Instruments.  From 1988 to 1991, he served in the elected position as Mayor of Austin, Texas.

          Justin L. Ferrero has served as a Director of the Company since June 2001.  Mr. Ferrero has been a Partner with the Media and Entertainment Holding Company of Convex Group since June 2002.  He also served as a Director of Clique Capital, a venture capital fund focused primarily on healthcare and technology, from January 2000 to May 2002.   Mr. Ferrero also served on the Board of Directors of Tanisys from August 2001 to February 2003.  Mr. Ferrero served as an Associate for Conseco Private Capital, the Merchant Bank division of Conseco, Inc., from 1997 to 1999.  Conseco Private Capital has a generalist focus making growth capital investments in telecommunications, manufacturing, technology and real estate.

          Stephen M. Wagner has served as a Director of the Company since January 2003. Mr. Wagner has been the Executive Vice President of Grande Communications since February 2003.  Mr. Wagner also served as Director of ATSI Communications (“ATSI”) from October 2001 until February 2003.  From August 2001 through February 2003, Mr. Wagner served as President and CEO of ATSI.  Prior to joining ATSI, Mr. Wagner served as President of Qwest Communications International Inc.’s (“Qwest”) Local Broadband, Southern Region, from November 1999 to March 2001.  From December 1997 until

June 1998, Mr. Wagner served as Vice President of Wholesale Markets for LCI International and from June 1998 until November 1999, he served in that same role for Qwest upon their acquisition of LCI International.  Prior to December 1997, Mr. Wagner served in various senior management positions with USLD including Vice President of Sales, Marketing and Business Development until their acquisition by LCI International in December 1997.

Audit Committee of the Board of Directors

          The Audit Committee is comprised of certain Directors who are not employees of the Company or any of its subsidiaries.  Messrs. Becker (Chairman), Ferrero and Wagner are the current members of the Audit Committee.  The Audit Committee meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls.  The independent auditors have unrestricted access to the Audit Committee and vice versa.

Audit Committee Financial Expert

          The Company’s Board has determined that Mr. Ferrero is an independent director who qualifies as an audit committee financial expert, as that term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, executive officers and stockholders holding more than 10% are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were in compliance.

Code of Ethics

          The Company’s Board adopted a Code of Ethics for all of our directors, officers and employees, as defined in Item 406 of Regulation S-K under the Securities Act of 1933, as amended.  The Company’s Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.  You may also request a free copy of the Company’s Code of Ethics from the Company’s investor relations department.  The Company intends to disclose any amendments to, or waivers from, the provisions of its Code of Ethics within five business days of the amendment or waiver under Item 10 of Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth certain information concerning compensation of the named Executive Officers of the Company.

		Annual Compensation					Long-Term Compensation Awards(1)

Name and Principal Position	Fiscal Year	Salary		Bonus	Other Annual Compensation		Securities Underlying Options(#)	All Other Compensation

Parris H. Holmes, Jr.	2003	$344,883		$0	$335,375	(2)	0	$182,000	(3)
Chairman of the Board and	2002	$375,000		$0	$59,808	(4)	450,000	$201,853	(5)
Chief Executive Officer	2001	$375,000		$0	$23,944	(6)	941,667	$211,919	(7)

David P. Tusa	2003	$192,500	(8)	$0	$18,541	(9)	0	$9,625	(10)
Executive Vice President,	2002	$192,500		$20,000	$20,178	(11)	200,000	$13,723	(12)
Chief Financial Officer and Corporate Secretary	2001	$192,500		$80,000	$18,259	(13)	325,000	$21,543	(14)

(1)	Messrs. Holmes and Tusa received no restricted stock awards or long-term incentive plan payouts during 2003, 2002 and 2001.

(2)

Represents $158,085 for the payment of taxes reimbursed to Mr. Holmes in conjunction with the termination of the split-dollar life insurance policy, $135,000 of compensation issued in the form of Company stock to Mr. Holmes in exchange for a salary reduction for the period October 1, 2003 to September 30, 2004, $26,875 for taxable fringe benefits and $15,415 for payment of certain taxes reimbursed to Mr. Holmes during 2003.

(3)	Represents $10,000 in 401(k) Retirement Plan contributions and $172,000 in life insurance premiums made or paid on behalf of Mr. Holmes during 2003.

(4)	Includes $35,855 for taxable fringe benefits and $23,953 for payment of certain taxes reimbursed to Mr. Holmes during 2002.

(5)	Represents $10,000 in 401(k) Retirement Plan contributions, $7,500 in deferred compensation contributions and $184,353 in life insurance premiums made or paid on behalf of Mr. Holmes during 2002.

(6)	Includes $14,115 for taxable fringe benefits and $9,829 for payment of certain taxes reimbursed to Mr. Holmes during 2001.

(7)	Represents $10,500 in 401(k) Retirement Plan contributions, $30,000 in deferred compensation contributions and $171,419 in life insurance premiums made or paid on behalf of Mr. Holmes during 2001.

(8)	During the year ended December 31, 2003, $112,500 of Mr. Tusa’s salary included herein was billed to and reimbursed by Sharps Compliance Corp.

(9)	Includes $11,783 for taxable fringe benefits and $6,758 for the payment of certain taxes reimbursed to Mr. Tusa during 2003.

(10)	Represents $9,625 in 401(k) Retirement Plan contributions made on behalf of Mr. Tusa during 2003.

(11)	Includes $12,097 for taxable fringe benefits and $8,081 for the payment of certain taxes reimbursed to Mr. Tusa during 2002.

(12)	Represents $9,223 in 401(k) Retirement Plan contributions and $4,500 in deferred compensation contributions made on behalf of Mr. Tusa during 2002.

(13)	Includes $10,764 for taxable fringe benefits and $7,495 for the payment of certain taxes reimbursed to Mr. Tusa during 2001.

(14)	Represents $6,293 in 401(k) Retirement Plan contributions and $15,250 in deferred compensation contributions made on behalf of Mr. Tusa during 2001.

Employment Agreements

          The Company entered into an Amended and Restated Employment Agreement (“Employment Agreement”) with Parris H. Holmes, Jr. in November 2001.  The Agreement provides for a five-year term, subject to automatic extension for an additional one-year term on each one-year anniversary of the

Agreement unless terminated early as provided therein, including termination by the Company for “cause” (as defined in the Employment Agreement) or termination by Mr. Holmes for “good reason” (as defined in the Employment Agreement).  This Employment Agreement provides for an annual, calendar year base salary of $375,000 and an incentive bonus at the discretion of the Compensation Committee.  This Agreement also provides for a company-paid automobile allowance, club memberships, certain tax reimbursements and other benefits.

          On August 18, 2003, the Company and Mr. Holmes reached an arrangement whereby Mr. Holmes agreed to a salary reduction of $135,000 for the employment period from October 1, 2003 through September 30, 2004 in exchange for the issuance to Mr. Holmes of 435,484 shares of the Company’s common stock.

          The Company entered into Split-Dollar Life Insurance Agreements (“Insurance Agreements”) with trusts beneficially owned by Mr. Holmes, pursuant to which the Company paid the premiums on insurance policies that provided total death benefits of approximately $5.5 million over a 60 month period beginning November 1, 2001.  If Mr. Holmes left the Company for good cause, terminated without cause, change of control or was permanently disabled, the Company would have continued to pay the premiums of the policy, one-third on each of November 1, 2002, 2003 and 2004.  Upon the death of Mr. Holmes or the cancellation of the Insurance Agreements, the Company was entitled to receive repayment of its premiums paid under the policy out of any cash value or death benefits payable under the policy.

          Mr. Holmes and the Company agreed to amend the Employment Agreement and terminate the provisions of the Employment Agreement related to the Insurance Agreement in exchange for payments by the Company to, and on behalf of, Mr. Holmes totaling $699,391 in cash.  Accordingly, the Company assigned to Mr. Holmes, and Mr. Holmes assumed, all future obligations and benefits related to the Insurance Agreement.  Mr. Holmes released and discharged the Company from any further obligation to provide or fund any life insurance for the benefit of Mr. Holmes, including the Insurance Agreements.  Except as specifically set forth herein, the remaining provisions of the Employment Agreement remain in full force and effect.

          The Employment Agreement also provides that, if the Company terminates Mr. Holmes’ employment without cause (including the Company’s election to not extend the Employment Agreement at any renewal date) or if he resigns his employment for “good reason”, he will be entitled to a lump-sum payment in the amount equal to his base salary for the unexpired portion of the five-year term of his Agreement then in effect and without giving effect to any further extension (a maximum payment of approximately $1,875,000), continuation of his benefits through the unexpired term of his Employment Agreement and vesting of all outstanding stock options, which options would remain exercisable for the longer of the remainder of the exercise period established under the option agreement or three years following the date of termination.  Upon death or permanent disability, Mr. Holmes would receive his then effective salary for 60 months and Company paid premiums for 60 months.

          The Employment Agreement with Mr. Holmes provides that if, at any time within 24 months of a change of control, he ceases to be an employee of the Company (or its successor) by reason of (i) termination by the Company without “cause” (as defined in the Employment Agreement), or (ii) voluntary termination by the employee for “good reason upon change of control” (as defined in the Employment Agreement), in addition to the severance stated above, he will be entitled to receive (a) an additional payment, if any, that, when added to all other payments received in connection with a change of control, will result in the maximum amount allowed to be paid to an employee without triggering an excess parachute payment (as defined by the Internal Revenue Code), and (b) a payment or payments equaling the amount of any taxes and interest imposed on any payment or distribution by the Company to the employee upon termination under (i) or (ii) above that constitutes an excess parachute payment.

          The Company entered into an Amended Employment Agreement with David P. Tusa in November 2001.  This Agreement expires eighteen months from its effective date, subject to automatic extension of successive eighteen-month terms unless the Company elects not to extend the Employment

Agreement.  The Employment Agreement is subject to early termination as provided therein, including termination by the Company for “cause” (as defined in the Employment Agreement) or terminated by Mr. Tusa for “good reason” (as defined in the Employment Agreement).  Mr. Tusa’s annual base salary under the Employment Agreement is $192,500.  The Employment Agreement provides for incentive bonuses at the discretion of the Compensation Committee. This Agreement also provides for a company-paid automobile allowance, club memberships, certain tax reimbursements and other benefits.

          The Employment Agreement of Mr. Tusa provides that, if the Company terminates his employment without cause (including the Company’s election to not extend the Employment Agreement at any renewal date) or if he resigns his employment for “good reason” (as defined in his Employment Agreement), he will be entitled to a lump-sum payment equal to eighteen months of his then effective annual base salary, currently $288,750, and continuation of his benefits through the severance period.  After August 1, 2004, Mr. Tusa would be entitled to a lump-sum payment equal to twenty-four months of his then effective annual base salary and continuation of his benefits through the severance period.

          The Employment Agreement provides that if, at any time within 24 months of a change of control or liquidation of the Company, Mr. Tusa ceases to be an employee of the Company (or its successor) by reason of (i) termination by the Company (or its successor) without “cause” (as defined in the Employment Agreement), or (ii) voluntary termination by the employee for “good reason upon change of control” (as defined in the Employment Agreement), he will be entitled to receive a lump-sum payment in the amount equal to 24 months of his then effective annual base salary, continuation of his benefits for 24 months from such termination and vesting of all outstanding stock options.

          A change of control is deemed to have occurred if (i) more than 30% of the combined voting power of the Company’s then outstanding securities is acquired, directly or indirectly, (ii) at any time during the 24 month period after a tender offer, merger, consolidation, sale of assets or contested election or any combination of such transactions, at least a majority of the Company’s Board of Directors shall cease to consist of “continuing directors” (meaning directors of the Company who either were directors prior to such transaction or who subsequently became directors and whose election or nomination for election by the Company’s stockholders, was approved by a vote of at least two-thirds of the directors then still in office who were directors prior to such transaction), (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation other than a merger or consolidation that would result in the voting securities of the Company outstanding, immediately prior to continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 60% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding, immediately after such merger or consolidation, or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement of sale or disposition by the Company of all, or substantially all, of the Company’s assets.

Stock Option Grants in 2003

          No options were granted by the Company to the named Executive Officers during 2003 pursuant to the Employee Comprehensive Stock Plan.

Aggregated Option Exercises in 2003 and Fiscal Year-End Option Values

          The following table provides information related to options of New Century exercised by the named Executive Officers of the Company during 2003 and the number and value of New Century options held at December 31, 2003.

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at FY-End			Value(2) of Unexercised In-the-Money Options at FY-End($)

			Exercisable		Unexercisable	Exercisable	Unexercisable

Parris H. Holmes, Jr.	0	$0	2,520,833	(3)	337,500	$0	$0

David P. Tusa	0	$0	706,667		150,000	$0	$0

(1)	Market value of the underlying securities at exercise date, minus the exercise price.

(2)	Market value of the underlying securities at December 31, 2003 ($0.32), minus the exercise price.

(3)	Includes 333,333 exercisable options held by Mr. Holmes’ spouse at December 31, 2003.

Compensation of Directors

          A total of 1,300,000 shares of Common Stock are subject to the Company’s 1996 Non-Employee Director Plan (the “Director Plan”).  In November of 2002, the Board of Directors revised the Director Plan to reflect the following (effective with the Board of Director meetings to be held in 2003):  Each non-employee Director of the Company will be entitled to annual compensation consisting of $28,000 or 100,000 Company stock options.  As an alternative, each non-employee Director may choose a combination of stock and options.  Cash compensation is paid on or about the day of each quarterly Board meeting.  Stock option compensation is issued within 60 days prior to the respective year of service.  In addition to the above, the Chairman of the Audit Committee is issued an additional annual stock option grant of 40,000 shares and the Chairman of the Compensation Committee is issued an additional annual stock option grant of 30,000 shares.

          In conjunction with the Director Plan for 2003, all non-employee Directors elected to receive $14,000 in annual cash compensation and 50,000 Company stock options.  The following stock options were issued to the Directors as compensation for their service for 2003:

Gary D. Becker	90,000
C. Lee Cooke, Jr.	80,000
Justin L. Ferrero	50,000
Stephen M. Wagner	50,000

          The awards are for services to be performed during the year 2003.  For each quarterly Board meeting not attended by a non-employee Director, twenty-five percent (25%) of such annual compensation (both cash and stock options) will be forfeited.

          In conjunction with the Director Plan for 2004, all non-employee Directors elected to receive $28,000 in annual cash compensation.

Compensation Committee Interlocks and Insider Participation

          Parris H. Holmes, Jr., Chairman of the Board and CEO, also served as Chairman of the Board of Tanisys.  In August 2002, the Company appointed David P. Tusa and Justin L. Ferrero to the Board of Tanisys.  In February 2002, upon the resignation of Mr. Holmes as Chairman of the Board of Tanisys, C. Lee Cooke, Jr. became Chairman of the Board.  Mr. Cooke was then appointed CEO of Tanisys in March 2002 until his resignation in February 2003.  Mr. Cooke and Mr. Tusa resigned as members of the Board of Directors of Tanisys in March 2003.  Mr. Ferrero resigned as a Tanisys Board member in February 2003.

          Mr. Holmes also serves as a Director of the Board of Princeton.  In December 2002, Mr. Holmes resigned as Chairman of the Board of Princeton, but remains a member of the Board of Directors.  In December 2001, Mr. Tusa was appointed to the Board of Princeton.  Mr. Tusa resigned from the Princeton Board in June 2002.

          Mr. Holmes and Mr. Cooke serve on the Board of Sharps.  Mr. Tusa served as an Advisor to the Board of Directors of Sharps from October 2001 to January 2003.  Mr. Tusa has served as the CFO of Sharps since February 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information at December 31, 2003

	(a)	(b)	(c)
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	5,778,187	$3.98	10,021,813
Equity compensation plans not approved by security holders	—	—	—

Total	5,778,187	$3.98	10,021,813

Security Ownership of Certain Beneficial Owners And Management

          The following table sets forth certain information known to the Company with respect to beneficial ownership as of March 22, 2004, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each Director and nominee, (iii) the named Executive Officers and (iv) all current Directors and Executive Officers as a group.

          As of March 22, 2004, 34,653,104 shares of the Company’s Common Stock were outstanding.  Beneficial ownership is defined in accordance with the rules of the SEC to mean generally the power to vote to dispose of shares, regardless of any economic interest therein.  The persons listed have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

          Information with respect to beneficial ownership of the Directors and named Executive Officers is based upon information furnished by each Director or Officer of the Company or contained in filings made with the SEC.  With the exception of shares that may be acquired by employees pursuant to the 401(k) Retirement Plan, the amount of beneficial ownership includes shares subject to acquisition within 60 days of March 22, 2004 by such person or group.

Name	Amount and Nature of Beneficial Ownership		Percent of Class (1)

5% Stockholders
Jack Silver	2,392,000	(2)	6.9%
660 Madison Avenue
New York, NY 10021
Michael R. Smith	2,308,841	(3)(4)	6.7%
5302 Avenue Q
Lubbock, TX 79412

Named Executive Officers and Directors
Parris H. Holmes, Jr.	3,646,201	(5)	10.5%
David P. Tusa	725,367	(6)	2.1%
Gary D. Becker	263,400	(7)	*
C. Lee Cooke, Jr.	554,616	(8)	1.6%
Justin L. Ferrero	100,000	(9)	*
Stephen M. Wagner	50,000	(10)	*
All executive officers and directors as a group	5,339,584	(11)	15.4%

*	Represents less than 1% of the issued and outstanding shares of Common Stock.

(1)	Based on a total of 34,653,104 shares of Common Stock issued and outstanding on March 22, 2004.

(2)	Based on information provided by The Nasdaq Stock Market, Inc. for record ownership as of December 31, 2003, the most recent date for which information is available to the Company.

(3)	Based on record ownership as of March 22, 2004.

(4)	Based upon a January 2004 voting rights agreement, the Company holds the right to direct the vote of the common stock owned by Mr. Smith.

(5)

Includes 2,187,500 shares that Mr. Holmes has the right to acquire upon the exercise of stock options, 333,333 shares that his spouse has the right to acquire upon the exercise of stock options, 3,500 shares held in an individual retirement account and 63,319 shares held by his spouse in an individual retirement account.

(6)	Includes 706,667 shares that Mr. Tusa has the right to acquire upon the exercise of stock options.

(7)	Includes 130,000 shares that Mr. Becker has the right to acquire upon the exercise of stock options.

(8)	Represents 548,656 shares that Mr. Cooke has the right to acquire upon the exercise of stock options and 5,960 shares that Mr. Cooke holds in an individual retirement account.

(9)	Represents 100,000 shares that Mr. Ferrero has the right to acquire upon the exercise of stock options.

(10)	Represents 50,000 shares that Mr. Wagner has the right to acquire upon the exercise of stock options.

(11)

Includes 4,056,156 shares that the six (6) Directors and Executive Officers have the right to acquire upon exercise of stock options and 72,779 shares held in individual retirement accounts at March 22, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In November 2001, the Company entered into an Amended and Restated Employment Agreement (“Employment Agreement”) with the Company’s Chairman and Chief Executive Officer (“CEO”).  As part of the Employment Agreement, the Company entered into a Split-Dollar Life Insurance Agreement (“Insurance Agreement”) with a trust beneficially owned by the CEO pursuant to which the Company paid the annual insurance premium of $0.2 million.  The underlying life insurance policy (New York Life policy number 46731037) had a face value of $4.5 million and required remaining annual premium payments through March 2012, totaling $1.5 million.  In December 2003, the CEO and the Company agreed to amend the Employment Agreement and terminate the provisions of the Employment Agreement related to the Insurance Agreement in exchange for payments by the Company to, and on behalf of, the CEO totaling $0.7 million in cash.  Accordingly, the Company assigned to the CEO, and the CEO assumed, all future obligations and benefits related to the Insurance Agreement.  The CEO released and discharged the Company from any further obligation to provide or fund any life insurance for the benefit of the CEO, including the Insurance Agreement.  The remaining provisions of the Employment Agreement remain in full force and effect.  Of the total payments of $0.7 million, approximately $0.2 million was paid in December 2003 while the remaining $0.5 million was paid in January 2004.

          In August 2003, the Company issued 435,484 shares of its common stock to Mr. Holmes in exchange for a salary reduction of $135,000 for the employment period of October 1, 2003 to September 30, 2004.  These shares were issued under the Company’s Comprehensive Plan, which allows for this type of issuance without any material amendments.

          In April 2000, the Board of Directors of the Company approved a restricted stock grant to Mr. Holmes.  The restricted stock grant consists of Princeton stock equal to 2% of Princeton’s fully diluted shares.  The restricted stock grant vested on April 30, 2003.  The Company expensed the fair market value of the restricted stock grant over the three-year period ended April 30, 2003.

          Mr. Holmes served as Chairman of the Board of Tanisys at the time of the Company’s investment in Tanisys and until his resignation in February 2002.  Mr. Cooke served as Tanisys’ Chairman of the Board and CEO from February 2002 until February 2003 and as a member of Tanisys’ Board from February 2002 to March 2003.  Mr. Cooke was entitled to receive approximately $15,000 per month from Tanisys as compensation for services as Chairman of the Board and CEO.  The Company also appointed Mr. Tusa and Mr. Ferrero to the Board of Tanisys.  Mr. Ferrero resigned from the Board of Tanisys in February 2003 and Mr. Tusa resigned from the Board of Tanisys in March 2003.

          Mr. Holmes has served on the Board of Princeton since September 1998.  Mr. Holmes served as Chairman of the Board of Princeton from January 2002 until December 2002.  Mr. Tusa served as a member of the Board of Princeton from August 2001 until June 2002.

          Mr. Holmes and Mr. Cooke serve on the Board of Sharps and did so at the time the Company invested in Sharps.  Mr. Tusa was appointed CFO of Sharps in February 2003.  In March 2003, Sharps began reimbursing the Company for certain expenses incurred by Mr. Tusa.  As of December 31, 2003, approximately $17,000 was due to the Company by Sharps for the unpaid portion of these expenses, all of which was collected in January 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE REPORT

          General

          The Audit Committee consists of three Directors, each of whom is independent as defined in the listing standards of Nasdaq.  A brief description of the responsibilities of the Committee is set forth in Item 10, under the heading “Committees of the Board of Directors”.

          The Audit Committee has reviewed and discussed the Company’s audited financial statements for the year ended December 31, 2003 with management of the Company.  The Audit Committee has discussed with Burton McCumber & Cortez, L.L.P., the Company’s independent accountants, the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards).  The Audit Committee has also received the written disclosures and the letter from Burton McCumber & Cortez, L.L.P. required by Independence Standards Board Standard No. 1, and has discussed with Burton McCumber & Cortez, L.L.P. its independence.

          Based on the review and the discussions referred to above, the Audit Committee recommended to the Board that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for filing with the SEC.

          Audit Fees

          The aggregate fees billed by Burton McCumber & Cortez, L.L.P. for professional services required for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Form 10-Qs were $82,381 and $74,750 for 2003 and 2002, respectively.

          Audit-Related Fees

          The aggregate fees billed by Burton McCumber & Cortez, L.L.P. for assurance and related services that are reasonably related to the performance of the audit of the Company’s annual financial statements or the review of the interim financial statements included in the Company’s Form 10-Qs were $0 and $1,115 for 2003 and 2002, respectively.

          Tax Fees

          The Company did not engage nor pay Burton McCumber & Cortez, L.L.P. for professional services relating to tax compliance, tax advice or tax planning.

          All Other Fees

          The aggregate fees billed for additional services rendered by Burton McCumber & Cortez, L.L.P. in 2003 and 2002, other than the services described above, were $0 and $555, respectively.  In engaging for these additional services, the Audit Committee considered whether the provision of these services was compatible with maintaining independence.

Audit Committee of the Board of Directors

Gary D. Becker, Chairman
Justin L. Ferrero
Stephen M. Wagner

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of Report

	1.	Financial Statements:

The Consolidated Financial Statements of the Company and the related report of the Company’s independent public accountants thereon have been filed under Item 8 hereof.

	2.	Financial Statement Schedules:

The Consolidated Financial Statements of Princeton eCom Corporation and the related report of Princeton’s independent public accountants thereon are included in this report and are referenced as pages S-1 to S-30.  The additional information required by this item is not applicable.

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

10.16	Office Building Lease Agreement between BCC and EOP-Union Square Limited Partnership, dated November 6, 2000 (incorporated by reference from Exhibit 10.16 to Form 10-K, dated December 31, 2001)

10.17	Office Building Sublease Agreement between BCC and CCC Centers, Inc., dated February 11, 2002 (incorporated by reference from Exhibit 10.17 to Form 10-K, dated December 31, 2001)

10.18	Office Building Lease Agreement between SAOP Union Square, L.P. and New Century Equity Holdings Corp., dated February 11, 2004 (filed herewith)

14.1	New Century Equity Holdings Corp. Code of Ethics (filed herewith)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

99.1	Letter to the Securities and Exchange Commission regarding representations of Arthur Andersen LLP (incorporated by reference from Exhibit 99.1 to Form 10-K, dated December 31, 2001)

(b)	Reports on Form 8-K

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

Form 8-K, dated and filed December 19, 2003, announcing an agreement between the Company and its’ Chief Executive Officer (“CEO”) to amend the CEO’s Amended and Restated Employment Agreement (“Employment Agreement”) and terminate the provisions of the Employment Agreement related to the Split-Dollar Life Insurance Agreement in exchange for payments by the Company to, and on behalf of, the CEO totaling $699,391 in cash.

Form 8-K, dated January 22, 2004, filed January 23, 2004, announcing an agreement between the Company and the former majority shareholders of Operator Service Company (“OSC”) to settle all claims related to the April 2000 acquisition of OSC by the Company.

Form 8-K, dated and filed March 29, 2004, announcing a definitive agreement to sell the Company’s holdings in Princeton eCom Corporation, the Company’s Plan of Liquidation and Dissolution and the Company’s results of operations for the fourth quarter and year ended December 31, 2003.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP.
(Registrant)

Date: March 29, 2004	By:	/s/ PARRIS H. HOLMES, JR.

Parris H. Holmes, Jr.
Chairman of the Board and
Chief Executive Officer

          Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2004.

Signature	Title

/s/ PARRIS H. HOLMES, JR.	Chairman of the Board and
Chief Executive Officer
Parris H. Holmes, Jr.	(Principal Executive Officer)

/s/ DAVID P. TUSA	Executive Vice President and
Chief Financial Officer
David P. Tusa	(Principal Financial Officer)

/s/ GARY D. BECKER	Director

Gary D. Becker

/s/ C. LEE COOKE, JR.	Director

C. Lee Cooke, Jr.

/s/ JUSTIN L. FERRERO	Director

Justin L. Ferrero

/s/ STEPHEN M. WAGNER	Director

Stephen M. Wagner

PRINCETON eCOM CORPORATION

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT

CERTIFIED PUBLIC ACCOUNTANTS

DECEMBER 31, 2003 and 2002

Report of Independent Certified Public Accountants

To the Stockholders
Princeton eCom Corporation

We have audited the accompanying balance sheets of Princeton eCom Corporation as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended (See note B1).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements of Princeton eCom Corporation and Subsidiaries as of December 31, 2001, were audited by other auditors whose report dated March 28, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton eCom Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
March 3, 2004, except for Note O,
as to which the date is March 25, 2004

Report of independent public accountants

To Princeton eCom Corporation:

We have audited the accompanying consolidated balance sheets of Princeton eCom Corporation (a Delaware corporation) and Subsidiaries, as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton eCom Corporation and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 28, 2002

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP
REPORT AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

FINANCIAL STATEMENTS

PRINCETON eCOM CORPORATION
BALANCE SHEETS
DECEMBER 31,

ASSETS

	2003	2002

Current assets:

Consumer deposits
Cash	$33,236,324	$30,128,584
Receivables from billers	443,680	3,973,584

Total consumer deposits	33,680,004	34,102,168

Cash and cash equivalents	3,869,513	6,258,589

Accounts receivable, net of allowance of $196,911 and $186,468	3,327,360	3,794,050

Prepaid expenses and other	1,165,943	1,477,276

Total current assets	42,042,820	45,632,083

Property and equipment, net	9,915,960	13,502,414

Restricted cash	1,041,266	2,078,176

Other assets	374,750	405,350

Total Assets	$53,374,796	$61,618,023

The accompanying notes are an integral part of these financial statements.

PRINCETON eCOM CORPORATION
BALANCE SHEETS - CONTINUED
DECEMBER 31,
LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2003	2002

Current liabilities:
Consumer deposits payable	$33,680,004	$34,102,168
Service fees payable	—	3,884,158
Line of credit	1,499,707	—
Current portion of long-term debt	41,380	—
Accounts payable	1,127,983	1,949,948
Accrued expenses	2,809,141	2,732,329
Deferred revenue	317,513	316,532

Total current liabilities	39,475,728	42,985,135

Long-term debt	81,701	—
Deferred revenue	398,399	841,291
Other liabilities	407,759	314,804

Total liabilities	40,363,587	44,141,230

Series A-1 mandatorily redeemable convertible preferred stock and warrants (liquidation value of $18,098,756)	18,073,619	16,545,038
Series B-1 mandatorily redeemable convertible preferred stock (liquidation value of $4,375,258)	4,308,337	3,961,937
Series C-1 mandatorily redeemable convertible preferred stock (liquidation value of $13,170,014)	12,974,914	11,935,010
Series D-1 mandatorily redeemable convertible preferred stock (liquidation value of $5,133,333)	4,196,146	—

Commitments and contingencies (Note J)	—	—

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 100,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 29,725,555 and 29,699,802 shares issued and outstanding	297,256	296,998
Additional paid-in capital	192,940,967	191,981,362
Accumulated deficit	(219,780,030)	(207,243,552)
Deferred compensation	—	—

Total stockholders’ deficit	(26,541,807)	(14,965,192)

Total Liabilities and Stockholders’ Deficit	$53,374,796	$61,618,023

The accompanying notes are an integral part of these financial statements.

PRINCETON eCOM CORPORATION
STATEMENTS OF OPERATIONS
For the years ended December 31,

	2003	2002	2001

Revenues:
Transaction fees	$29,648,080	$28,483,712	$16,149,283
Professional services and other	2,272,796	2,171,383	3,396,882
Interest revenue	637,060	801,347	1,986,358

Total revenues	32,557,936	31,456,442	21,532,523

Operating expenses:
Cost of services
Cost of transaction fees	16,162,554	14,538,006	12,904,631
Cost of professional services and other	2,517,007	2,840,515	4,359,993
Research and development costs	6,665,258	6,240,814	8,981,954
Selling, general and administrative	15,999,976	17,276,788	34,473,872
Financing related costs	—	—	400,000
Non-cash commissions related to warrants	—	—	56,807
Restructuring, severance and asset impairment charges	828,013	2,052,160	23,890,929
Amortization of deferred compensation	—	4,175	652,409

Total operating expenses	42,172,808	42,952,458	85,720,595

Operating loss	(9,614,872)	(11,496,016)	(64,188,072)

Interest income	37,586	96,953	444,736
Interest expense	(58,319)	(247,220)	(3,562,120)
Amortization of original issuance discount	—	(538,718)	(2,267,518)

Net loss before income taxes	(9,635,605)	(12,185,001)	(69,572,974)

Income tax benefit	250,942	291,518	—

Net loss	(9,384,663)	(11,893,483)	(69,572,974)

Accretion of preferred stock and amortization of warrant costs	(378,204)	(230,579)	(167,743)
Preferred stock dividends	(2,773,611)	(1,905,214)	(2,649,407)
Issuance of warrants treated as a dividend	—	—	(5,303,935)
Beneficial conversion feature treated as a dividend	—	(39,975,834)	(7,995,376)

Net loss applicable to common stockholders	$(12,536,478)	$(54,005,110)	$(85,689,435)

Basic and diluted net loss applicable to common stockholders per share	$(0.42)	$(1.82)	$(24.52)

Shares used in computing basic and diluted net loss applicable to common stockholders per share	29,710,935	29,648,175	3,494,795

The accompanying notes are an integral part of these financial statements.

PRINCETON eCOM CORPORATION
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2003, 2002 and 2001

	Common stock		Additional paid-in Capital	Accumulated Deficit	Deferred Compensation	Total

	Shares	Amount

Balance, January 1, 2001	2,278,761	$22,788	$35,358,302	$(67,549,007)	$(1,514,956)	$(33,682,873)
Exercise of stock options and warrants	36,826	368	1,801	—	—	2,169
Compensation expense resulting from grant of options	—	—	343,189	—	—	343,189
Amortization of deferred compensation, net of forfeitures	—	—	(826,914)	—	1,479,323	652,409
Issuance of common stock warrants to Series C holders	—	—	5,303,935	(5,303,935)	—	—
Accretion of preferred stock to redemption value	—	—	—	(167,743)	—	(167,743)
Cumulative preferred stock dividends	—	—	—	(2,649,407)	—	(2,649,407)
Beneficial conversion feature treated as dividend	—	—	7,995,376	(7,995,376)	—	—
Paid in capital in connection with VFSC acquisition	—	—	13,014,925	—	—	13,014,925
Non-cash interest related to warrants	—	—	56,807	—	—	56,807
Conversion of preferred stock and dividends into common stock	3,604,464	36,045	64,022,192	—	—	64,058,237
Conversion of note payable and accrued interest into common stock	24,525,000	245,250	24,279,750	—	—	24,525,000
Surrender of common stock	(829,479)	(8,295)	8,295	—	—	—
Surrender of warrants to purchase Series C	—	—	2,267,518	—	—	2,267,518
Issuance of warrants in connection with contract settlement	—	—	198,028	—	—	198,028
Net loss	—	—	—	(69,572,974)	—	(69,572,974)

Balance, December 31, 2001	29,615,572	296,156	152,023,204	(153,238,442)	(35,633)	(954,715)
Exercise of stock options and warrants	84,230	842	13,812	—	—	14,654
Redemption of fractional common shares	—	—	(30)	—	—	(30)
Amortization of deferred compensation, net of forfeitures	—	—	(31,458)	—	35,633	4,175
Accretion of preferred stock to redemption value	—	—	—	(230,579)	—	(230,579)
Cumulative preferred stock dividends	—	—	—	(1,905,214)	—	(1,905,214)
Beneficial conversion feature treated as dividend	—	—	39,975,834	(39,975,834)	—	—
Net loss	—	—	—	(11,893,483)	—	(11,893,483)

Balance, December 31, 2002	29,699,802	296,998	191,981,362	(207,243,552)	—	(14,965,192)
Exercise of stock options and warrants	25,753	258	4,268	—	—	4,526
Accretion of preferred stock to redemption value and amortization of warrant costs	—	—	—	(378,204)	—	(378,204)
Cumulative preferred stock dividends	—	—	—	(2,773,611)	—	(2,773,611)
Issuance of Series D-1 preferred stock warrants	—	—	955,337	—	—	955,337
Net loss	—	—	—	(9,384,663)	—	(9,384,663)

Balance, December 31, 2003	29,725,555	$297,256	$192,940,967	$(219,780,030)	$—	$(26,541,807)

The accompanying notes are an integral part of these financial statements.

PRINCETON eCOM CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(9,384,663)	$(11,893,483)	$(69,572,974)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	6,040,793	5,614,274	7,512,453
Asset impairment charge	—	—	16,106,889
Warrants issued in connection with restructuring	—	—	198,028
Non-cash interest on bridge notes	—	36,969	3,525,000
Non-cash compensation expense	—	—	343,189
Amortization of lease guarantee	40,052	40,049	40,000
Amortization of original issuance discount	—	538,718	2,267,518
Amortization of deferred compensation, net	—	4,175	652,409
Provision for bad debts	10,443	(8,451)	84,294
Non-cash commissions related to warrants	—	—	56,807
Compensation expense related to note receivable forgiveness	—	—	750,000
Loss on disposal of assets	3,314	5,117	—
Changes in operating assets and liabilities-
Consumer deposits	422,164	(27,819,829)	3,265,780
Accounts receivable	456,247	1,301,327	(1,439,456)
Prepaid expenses and other assets	301,881	(604,399)	535,977
Consumer deposits payable	(422,164)	27,819,829	(3,265,780)
Service fees payable	(3,884,158)	2,387,056	(189,913)
Deferred revenue	(441,911)	64,996	328,316
Accounts payable	(821,965)	(1,884,589)	346,744
Accrued expenses	76,812	(7,351,892)	7,734,776
Other liabilities	92,955	(160,765)	164,609

Net cash used in operating activities	(7,510,200)	(11,910,898)	(30,555,334)

Investing activities:
Purchases of property and equipment	(2,462,367)	(2,734,246)	(19,542,087)
Proceeds from sale of property and equipment	4,714	15,722	—
Business acquisition, net of cash paid	—	—	6,172,000
Restricted cash	1,036,910	1,363,414	(3,441,590)

Net cash used in investing activities	(1,420,743)	(1,355,110)	(16,811,677)

The accompanying notes are an integral part of these financial statements.

PRINCETON eCOM CORPORATION
STATEMENTS OF CASH FLOWS - CONTINUED
For the years ended December 31,

	2003	2002	2001

Financing activities:
Proceeds from convertible note and warrant	$—	$2,690,000	$25,600,000
Proceeds from sale of preferred stock, net	4,914,553	14,937,527	7,560,241
Proceeds (repayments) on line of credit	1,499,707	(918,311)	918,311
Proceeds from long-term debt	149,697	—	—
Payments on long-term debt	(26,616)	—	(15,793)
Proceeds from exercise of stock options	4,526	14,624	2,169

Net cash provided by financing activities	6,541,867	16,723,840	34,064,928

Net (decrease) increase in cash and cash Equivalents	(2,389,076)	3,457,832	(13,302,083)
Cash and cash equivalents, beginning of year	6,258,589	2,800,757	16,102,840

Cash and cash equivalents, end of year	$3,869,513	$6,258,589	$2,800,757

PRINCETON eCOM CORPORATION
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2003, 2002 and 2001

NOTE A – BACKGROUND

Princeton eCom Corporation (the Company) was incorporated on January 25, 1984 in the state of Delaware.  The Company maintains its headquarters in Princeton, NJ.  The Company operates in one business segment and provides a fully integrated end-to-end payment solution for both banks and billers and is a leader in the electronic bill presentment and payment industry.  The Company’s solutions enable consumers to process bill payments from the web, telephone (integrated voice response), customer service representative and home banking platforms, resulting in significant cost savings, faster collections and improved service for its bank and biller customers.  These solutions, which include lockbox and concentration payment products; one-time, enrolled and convenience pay products; and electronic bill presentment products are utilized by more than 1500 banks, billers and distribution partners to help them meet their payment needs.   The Company generates revenue from (i) transaction fees, including invoice presentment and payment processing fees, (ii) professional services fees for implementation and customized solutions and (iii) interest on funds held.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Princeton eCom Corporation and its subsidiaries.  During 2002, the subsidiaries were dissolved.  All intercompany balances and transactions for the years 2002 and 2001 have been eliminated.

2. Use of estimates

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

3. Revenue recognition

Transaction fees are amounts charged to billers and financial institutions based on contractual rates.  Transaction fees are recognized as the services are performed based upon actual transactions.  Professional service fees and other consist primarily of consulting services provided to customers on a time and materials basis.  Revenues from consulting services are recognized as the services are performed.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

3. Revenue recognition - continued

Included in professional service fees and other category are fees earned for implementation services.  A certain portion of these implementation fees is deferred and recognized as revenue over the term of the ongoing transaction service period.  Interest revenue reflects amounts earned on the overnight investment of funds received from consumers pending payment processing and is recorded as revenue as earned.

4. Cash and cash equivalents

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

5. Allowance for doubtful accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and limits that amount of credit extended when deemed necessary, but generally does not require collateral.  Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial institutions and credit unions as well as the number of its customers and geographic areas.  The Company maintains an allowance for doubtful accounts to provide for probable losses in accounts receivable.  A receivable is considered past due if payment has not been received within the agreed-upon terms.

6. Property and equipment

Property and equipment are recorded at cost.  Property and equipment also includes fees paid to third parties for software licenses and consulting services related to the development of internal-use software applications in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”   Depreciation and amortization are provided using the straight-line method over the estimated useful lives.  Expenditures for maintenance, repairs and betterments that do not prolong the useful life of an asset have been charged to operations as incurred.  Additions and betterments that substantially extend the useful life of the asset are capitalized.  Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in operating results.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

7. Long-lived assets

Prior to 2002, the Company followed Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”   SFAS No. 121 required that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  SFAS No. 121 also requires that long-lived assets held for sale or disposal be reported at the lower of the carrying amount or fair value less cost to sell.  If changes in circumstances indicate that the carrying amount of the asset may not be recoverable, future undiscounted cash flows expected to result from the use of the asset and its disposition must be estimated to determine if the carrying value is impaired.

In October 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment for Disposal of Long-Lived Assets.”  SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board (APB) Opinion No. 30, “Reporting Results of Operations-Reporting Effects of Disposal of a Segment of a Business.”  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 12, 2001, and as required, was adopted by the Company on January 1, 2002.

8. Restricted Cash

Restricted cash relates to outstanding letters of credit required by certain operating lease and vendor agreements.

9. Other assets

Other assets primarily consist of prepaid lease guarantee and deposits.  In December 1999, the Company entered into a lease for its primary operating facility.  In order to induce an existing stockholder to guarantee the lease, the Company’s then Chief Executive Officer sold the investor 28,871 shares of Common stock from his personal account at $27.69 per share, which was below the then estimated fair market value of $41.56 per share.  The in-the-money value of the Common stock sold of approximately $400,000 was recorded as a deferred asset with a corresponding credit to additional paid-in capital.  The deferred asset is being amortized to rent expense over the ten-year lease term.  For each of the three years in the period ended December 31, 2003, the Company recognized approximately $40,000 of rent expense related to this deferred asset.

10. Consumer deposits payable

Consumer deposits represent assets held on behalf of consumers for the satisfaction of payment processing and includes both cash and receivables from billers.  Receivables from billers are created when payment processing has been completed, however collection of funds from consumer bank accounts is delayed.  Management believes that receivables from billers are fully realizable assets because contractual agreements permit reversals from biller accounts or stipulate that the biller is obligated to reimburse the Company for such payments.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

11. Deferred rent

Rent expense on leases is recorded on a straight-line basis over the lease period.  The excess of accrued rent expense over the actual cash paid is recorded as deferred rent.

12. Development costs

Research and development costs are charged to expense as incurred.

13. Advertising and marketing expense

The Company charges to expense advertising and marketing costs as incurred.  Advertising and marketing expense totaled $375,867, $421,413 and $3,663,696 for 2003, 2002 and 2001, respectively.

14. Income taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Accordingly, deferred income tax assets and liabilities are determined based on differences between the financial statement carrying amounts of assets and liabilities and their respective income tax basis, measured using enacted tax rates.

15. Restatement of certificate of incorporation and stock split

As part of a recapitalization of the Company in December 2001, the Company declared a one-for-5.1955 reverse stock split of its Common stock.   In addition, the holders of the Series A, B and C Preferred stock agreed to convert their shares as follows:  one share of Series A to 0.00187861 shares of Common, one share of Series B to 0.001542 shares of Common and one share of Series C to 0.498 shares of Common.  In August 2003, the Company’s Certificate of Incorporation was amended to authorize 100,000,000 shares of Preferred stock and 200,000,000 shares of Common stock.   The increase in authorized capital stock and the reverse stock split of the Common stock have been retroactively reflected in the consolidated financial statements.

16. Stock compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.  The Company adopted the disclosure provisions for the accompanying consolidated financial statements.  As the Company will continue to apply APB Opinion No. 25, the accounting for stock-based employee compensation will not change as a result of SFAS No. 148.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Pro forma information provided below has been determined as if the Company had accounted for its employee stock options in accordance with SFAS No. 123.  The determination of the fair value of the options noted above was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rate of 2.3%, 3.0% and 6.1%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s Common stock of 70%; and an expected life of the options of 4 years.

16. Stock compensation - continued

The weighted average fair value of the options granted is as follows:

	Year ended December 31

	2003	2002	2001

Granted at fair market value	$0.13	$0.18	$15.69
Granted below fair market value	—	—	—

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods.  The Company’s pro forma information is as follows:

	Year ended December 31

	2003	2002	2001

Net loss applicable to common stockholders, as reported	$(12,536,478)	$(54,005,110)	$(85,689,435)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,445,318)	(2,276,807)	(6,140,094)

Pro forma net loss applicable to common stockholders	$(14,981,796)	$(56,281,917)	$(91,829,529)

Net loss per common share, as reported	$(0.42)	$(1.82)	$(24.52)
Net loss per common share, pro forma	$(0.50)	$(1.90)	$(26.28)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

17. Net loss per share

Basic EPS is computed by dividing net loss by the weighted average number of shares of Common stock outstanding for the period.  Diluted EPS includes the dilutive effect, if any, from the potential exercise or conversion of securities such as stock options, warrants and convertible preferred stock, which would result in the issuance of additional shares of common stock.  For 2003, 2002 and 2001 the impact of stock options, warrants and mandatorily redeemable convertible preferred stock was not considered as the effect on net loss per share would be anti-dilutive.

18. Fair value of financial instruments

The Company’s financial instruments consist of consumer deposits, cash and cash equivalents, accounts receivable, prepaid expenses and other assets, consumer deposits payable, accounts payable, accrued expenses and deferred revenue.   Management believes the carrying values of these assets and liabilities are representative of their fair values based on the liquidity of these financial instruments or based on their relatively short-term nature.   An allowance for doubtful accounts for accounts receivable is established when the fair value is less than the carrying amounts.

Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they were entered into recently and terms are comparable to other financing arrangements available.

19. Comprehensive loss

The Company follows SFAS No. 130, “Reporting Comprehensive Income.”   This statement requires the classification of items of other comprehensive income by their nature and disclosure of the accumulated balance of other comprehensive income, separately from retained earnings and additional paid-in capital, in the equity section of the balance sheet.  Net loss was the only comprehensive loss item for 2003, 2002 and 2001.

20. Supplemental cash flow information

For 2003, 2002 and 2001, the Company paid interest of $58,007, $210,251 and $116,289, respectively.

21. Reclassification

Certain amounts in the prior periods have been reclassified to conform to the 2003 presentation.

22. Recent Pronouncement

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, including financial instruments issued in the form of shares that are mandatorily redeemable. The Company is required to adopt this new standard in the first quarter of fiscal year 2004.  In 2004, the Company will classify manditorily redeemable convertible preferred stock as long-term liabilities and record dividend payments as interest expense in the statement of operations.

NOTE C – BUSINESS ACQUISITION

On May 15, 2001, the Company acquired all of the outstanding shares of Venture Finance Software Corporation (VFSC) formerly known as WebQuicken, Inc., a wholly owned subsidiary of Intuit, Inc., for an aggregate purchase price of $13,542,925, including transaction costs of $528,000.  VFSC operated in the Internet commerce industry developing and deploying server-based personal finance products including WebQuicken.  The Company had three payment options; (1) issue Common stock, (2) cash payment or (3) combination of Common stock and cash.  Also, the consideration was not to be exchanged until the earlier of 20 days after an Initial Public Offering by the Company or February 1, 2002.  The purchase price was determined based on the Company’s decision to issue only Common stock.  Accordingly, the Company measured the purchase price as of May 15, 2001, based on the fair value of 2,277,307 shares of Common stock to be issued in the future.  The Company determined that the fair value of its Common stock was approximately $5.72 per share on May 15, 2001.  The acquisition was recorded using the purchase method of accounting.  The accompanying statements of operations include the operating results for the acquisition from May 15, 2001 through December 31, 2001.  A summary of the allocation of the purchase price to the net assets acquired is as follows:

Purchase price	$13,542,925

Purchase price allocation:
Cash	6,700,000
Property and equipment	997,000
Acquired technology	5,845,925

$13,542,925

The allocation of the purchase price to identifiable acquired technology has been determined by management based on an analysis of factors such as historical operating results, discounts on cash flow projections and specific evaluations of products, customers and other information. The acquired technology was being amortized over five years based on its estimated useful life. During 2001, the Company recorded $460,944 of amortization expense on acquired technology, which is included in selling, general, and administrative expense in the accompanying consolidated statements of operations.

NOTE C – BUSINESS ACQUISITION - continued

The following unaudited pro forma operating results have been presented assuming the acquisition occurred on January 1, 2001.  The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made on January 1, 2001 or of results which may occur in the future.

Year ended December 31, 2001

Revenues	$21,557,064
Loss from operations	(78,279,903)
Net loss per share	(26.91)

As of September 30, 2001, management determined the long-lived assets related to the VFSC acquisition were impaired and decided to exit the business entirely in December 2001 (see Note D).

NOTE D – ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

The Company recorded restructuring and asset impairment charges as follows:

	Year ended December 31

	2003	2002	2001

VFSC acquired technology impairment	$—	$—	$5,384,981
VFSC related fixed asset impairment	—	—	5,288,657

Subtotal VFSC asset impairment	—	—	10,673,638
Other fixed asset impairment	—	—	5,433,251
Restructuring charge	828,013	2,052,160	7,784,040

	$828,013	$2,052,160	$23,890,929

VFSC asset impairments

Subsequent to the VFSC acquisition date and through September 30, 2001, the Company made significant investments in software, hardware and property and equipment to build-out the VFSC business.   In accordance with SFAS No. 121, the Company evaluated whether later events and circumstances occurred that indicated that the remaining useful life of its long-lived assets warranted revision or that the remaining balance was not recoverable.  Management determined that as of September 30, 2001, its long-lived assets related to the VFSC acquisition had been impaired.   The impairment was measured by the Company due to the following factors:

(a)	The Company had accumulated costs significantly in excess of the amount originally expected.

(b)	A significant current period operating loss and cash flow loss combined with a projection that demonstrated continuing losses associated with assets acquired.

NOTE D – ASSET IMPAIRMENT AND RESTRUCTURING CHARGES - continued

The expected undiscounted cash flows directly related to the VFSC assets were negative.  As of September 30, 2001, the Company recorded an impairment charge of $10,673,638 which reduced acquired technology and VFSC related fixed assets to $0 as of September 30, 2001.   The impairment charge was determined based upon the estimated fair value of the business using a discounted cash flow analysis compared to the tangible net book value of the Company.

In December 2001, the Company decided to exit the VFSC business.   The Company terminated 28 employees and 6 subcontractors in December 2001 (see restructuring charges below) and on February 28, 2002, the Company entered into a Modification, Release and Termination Agreement, an Asset Purchase Agreement and a Software License Agreement (together the Termination Agreements) with Intuit, Inc.   As a result of the Termination Agreements, the Company and Intuit agreed that no shares of Common stock would be issued to Intuit in the future and that the Company would continue to maintain ownership of certain assets acquired from Intuit in May 2001.   Intuit agreed to repurchase hardware and other equipment for $35,612.   Additionally, the Company granted to Intuit, Inc. a license for presentment of electronic bills desktop software and retained ownership of the licensed software purchased in May 2001.   The license fee paid to the Company was $33,000.    Additionally, the Company agreed to pay $328,000 to Intuit, Inc. for consulting services performed during 2001, which was accrued at December 31, 2001.

Other fixed asset impairment

During 2001, the Company recorded $5,433,251 in impairment charges to fixed assets in addition to the aforementioned VFSC charges, which included $3,137,610 for property and equipment and $2,295,641 for two software license agreements.

In accordance with SFAS No. 121, based upon a review of the Company’s long-lived assets in December 2001, the Company recorded a non-cash impairment charge of $3,137,610 related to the write-down of a portion of the asset value of the Company’s property and equipment.  The impairment was recognized as the future undiscounted cash flows for the Company were estimated to be insufficient to recover the related carrying values of the property and equipment.   As such, the carrying values of these assets were written down to the Company’s estimates of their fair value.  Fair value was based on the present value of estimated expected future cash flows using a discount rate of 30%.  Management believes this provision was adequate to cover any future losses incurred relating to these assets.  However, actual losses could vary significantly from these estimates.

The Company capitalized a $1,000,000 nonrefundable software license fee in 1999.  During 2000 and through the third quarter of 2001, the Company utilized the software to generate revenues from one significant customer.   During the third quarter of 2001, the significant customer informed the Company that it was exiting its strategy to resell this product to its business customers.   As a result of the lost customer and in accordance with SFAS No. 121, the Company determined that the software license fee had been impaired and recorded an impairment charge in the amount of $692,308 (carrying value including $307,692 of accumulated amortization) which reduced the asset to $0.

NOTE D – ASSET IMPAIRMENT AND RESTRUCTURING CHARGES - continued

During 2001, the Company entered into a software license agreement that required upfront payments of $1,950,000.  The Company utilized the software to provide a solution to several large customers.  Based upon significant changes in market conditions during the third quarter of 2001, the Company decided to stop providing the solution to its customers.   In accordance with SFAS No. 121, the Company recorded an impairment charge in the amount of $1,603,333 (carrying value including $346,667 of accumulated amortization), which reduced the asset to $0.

Restructuring charge

The Company implemented a strategic restructuring plan in the fourth quarter of 2001 (including exiting the VFSC business) and the first quarter of 2002 and recorded restructuring charges of $2,052,160 and $7,784,040 in 2002 and 2001, respectively.  The focus of the Company’s restructuring plan was to streamline its operations by reducing operating expenses primarily through workforce reductions and renegotiating significant contracts and leases.  The Company essentially completed the restructuring program in 2002.

Effective for 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  Up to the effective date, the Company followed EITF No. 94-3. The components of the restructuring charge are as follows:

	Year ended December 31

	2003	2002	2001

Employee severance	$828,013	$1,725,339	$4,126,339
Contract settlements	—	326,821	3,241,616
Facility closings	—	—	416,085

	$828,013	$2,052,160	$7,784,040

In 2001, included in the employee severance charge is the non-cash charge in the amount of $750,000, which reflects the forgiveness of a note receivable due from a former executive.

Contract settlements include settlements of purchase commitments and contractual agreements with vendors and property owners.  In 2001, approximately 88% of the contract settlements relate to buyouts of real estate lease agreements.

In 2001, facility closings reflect the costs associated with the consolidation of offices as a result of employee separations and product rationalization.  In connection with the cancellation of an office lease, the Company agreed to issue warrants to the landlord to purchase 400,000 shares of the Company’s Common stock at $0.36 per share and recorded a restructuring charge of $198,028 in the accompanying consolidated statement of operations.

NOTE E – PROPERTY AND EQUIPMENT

		December 31

	Useful lives	2003	2002

Computer and telephone equipment	3-5 years	$10,052,031	$10,891,065

Purchased software and capitalized development costs	3 years	14,572,927	13,802,713

Furniture and fixtures	5-7 years	1,194,024	1,264,389

Leasehold improvements	Lease term	1,422,191	1,450,527

		27,241,173	27,408,694
Less- Accumulated depreciation and amortization		(17,325,213)	(13,906,280)

		$9,915,960	$13,502,414

Property and equipment includes assets from capital leases totaling $150,427 and accumulated depreciation of $22,452 at December 31, 2003.

Depreciation and amortization expense for 2003, 2002 and 2001 was $6,040,793, $5,614,274 and $7,512,453, respectively.

NOTE F – LINE OF CREDIT

In 2001, the Company entered into a line of credit agreement with a financial institution.   The line of credit allows the Company to borrow the lesser of $5,000,000 or 80% of eligible accounts receivable, as defined, at an interest rate of prime plus 3.5%.  The Company was subject to an annual interest rate of 7.5% and 9.5% at December 31, 2003 and 2002, respectively.  Substantially all assets of the Company serve as collateral for the line of credit.  Outstanding borrowings were $1,499,707 and $0 as of December 31, 2003 and 2002, respectively.

In connection with the line of credit, the financial institution was issued fully vested warrants to purchase 125,000 shares of the Company’s Common stock at an exercise price of $1.00 per share.  In 2001, the Company recorded non-cash commissions totaling $56,807 in the accompanying consolidated statement of operations relating to the grant of the warrants.

NOTE G –MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, BRIDGE NOTES AND WARRANTS

Mandatorily redeemable convertible preferred stock

As of December 31, 2003, the Company has authorized 100,000,000 shares of Preferred stock with a par value of $.01 per share, of which 16,500,000 shares have been designated as Series A-1 mandatorily redeemable convertible preferred stock (Series A-1), 11,000,000 shares have been designated as Series B-1 mandatorily redeemable convertible preferred stock (Series B-1), 47,000,000 shares have been designated as Series C-1 mandatorily redeemable convertible preferred stock

NOTE G –MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, BRIDGE NOTES AND WARRANTS - continued

 (Series C-1) and 23,500,000 shares have been designated as Series D-1 mandatorily redeemable convertible preferred stock (Series D-1), collectively (Series A-1, B-1, C-1 and D-1).

The holders of Series A-1, B-1, C-1 and D-1 are entitled to liquidation preferences equal to the original purchase price, plus all accrued but unpaid dividends.  The Series D-1 preference is senior to the preferences of Series A-1, B-1 and C-1 and would be distributed in full to the Series D-1 holders before any distribution to the holders of Series A-1, B-1 and C-1.

The holders of the Series A-1, B-1, C-1 and D-1 are entitled to receive cumulative dividends at an annual rate of 8%.  The Series A-1, B-1, C-1 and D-1 are redeemable at the option of the holders and upon the receipt of notice of the election of 75% of said holders of each Series, in December 2006.

The Series A-1, B-1, C-1 and D-1 are convertible at any time into common stock at the holders’ option at a conversion rate of one-to-three and one third (1:3 1/3), one-to-one and one half (1:1 1/2), one-to-one (1:1) and one-to-one (1:1), respectively, at December 31, 2003.  All outstanding shares of the Series A-1, B-1, C-1 and D-1 are automatically convertible into common stock upon the closing of a qualified underwritten public offering, as defined.  The holders of Series A-1, B-1, C-1 and D-1 are entitled to certain voting, anti-dilution and registration rights, as defined.

The Company would have issued 120,185,988 and 103,519,321 shares of Common stock had all of Series A-1, B-1, C-1 and D-1 been converted at December 31, 2003 and 2002, respectively.

In August 2003, the Company sold 16,666,667 shares of Series D-1 at $0.30 per share for proceeds of $4,914,553, net of offering costs of $85,447.  In addition, the Series D-1 investors received warrants to purchase 4,837,551 shares of Series D-1 at $0.30 per share.

The Company allocated the proceeds to the Series D-1 and the warrants based on their relative fair values.  The fair value of the warrants was based on the Black-Scholes option-pricing model.  As a result, the Company allocated $4,044,633 to the Series D-1 and $955,337 to the warrants.

The cost allocated to the warrants is being amortized as a dividend using the effective interest method from the date of issue of Series D-1 through the redemption date.  For 2003, the Company recorded a total of $95,533 of amortization.

In June 2002, the Company sold 39,011,536 shares of Series C-1 at $0.30 per share for proceeds of $11,416,258, net of offering costs of $287,203.

In May 2002, the Company sold 8,560,745 shares of Series B-1 at $0.45 per share for proceeds of $3,748,236, net of offering costs of $104,098.   The proceeds included the conversion of the March and April 2002 bridge notes in the amount $2,690,000 and accrued coupon interest of $33,674.

NOTE G –MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, BRIDGE NOTES AND WARRANTS - continued

In January and February 2002, the Company sold, in the aggregate, 2,500,000 shares of Series A-1 at $1.00 per share for proceeds of $2,500,000.

In December 2001, the Company sold 8,500,000 shares of Series A-1 at $1.00 per share for proceeds of $7,560,241, net of offering costs of $939,759, and two investors converted $3,000,000 of the November 2001 bridge note plus prepayment penalty into 4,500,000 shares of Series A-1.

The offering costs for each series of preferred stock will be accreted using the effective interest method from the date the shares were issued through the redemption date.  For 2003 and 2002, the Company recorded a total of $378,204 and $230,579 of such accretion for the Series A-1, B-1, C-1 and D-1.

Conversion price adjustments

In connection with the issuance of the Series D-1 and warrants, the holders of the Series A-1, B-1 and C-1 agreed to waive the anti-dilution provisions of these securities.  As such, no adjustment was made to the conversion features of the Series A-1, B-1 and C-1 as a result of the issuance of Series D-1.

In connection with the issuance of the Series C-1 in June 2002, the conversion price of the Series A-1, Series B-1 and the warrants to purchase Series A-1 was adjusted to $0.30 per share from $0.45.  This conversion price adjustment created a beneficial conversion feature for financial reporting purposes.  Upon the issuance of the Series C-1, the Company recorded a preferred stock dividend to the Series A-1, Series B-1 and warrants to purchase Series A-1 of $17,222,222, $1,926,168 and $896,666, respectively, in the accompanying consolidated statements of operations.

In connection with the issuance of the Series B-1 in May 2002, the conversion price of the Series A-1 and the warrants to purchase Series A-1 was adjusted to $0.45 per share from $1.00.  This conversion price adjustment created a beneficial conversion feature for financial reporting purposes.  Upon the issuance of the Series B-1, the Company recorded a preferred stock dividend to the Series A-1 and warrants to purchase Series A-1 of $18,944,444 and $986,334, respectively, in the accompanying consolidated statements of operations.

In connection with the issuance of the April 2001 bridge note, the conversion price of Series A and Series B was adjusted to $3.46 per share from $4.50.  This conversion price adjustment created a beneficial conversion feature for financial reporting purposes.  Upon the issuance of the bridge note, the Company recorded a preferred stock dividend to the Series A and Series B of $7,213,873 and $781,503, respectively, in the accompanying consolidated statements of operations.

Accounting for bridge notes and warrants

In March and April 2002, the Company issued bridge notes in the aggregate of  $2,690,000.  The bridge notes bore interest at 12% per annum and had a maturity date of one year from the date of issuance.  The note holders were also issued warrants to purchase 807,000 shares of Series A-1 at an exercise price of $1.00 per share.

NOTE G –MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, BRIDGE NOTES AND WARRANTS - continued

The Company allocated the proceeds from the bridge note to the note and the warrant based on their relative fair values.  The fair value of the note was determined based on a discounted cash flow analysis using a discount rate of 30%.  The fair value of the warrant was based on the Black-Scholes option-pricing model.  As a result, the Company allocated $2,151,282 to the notes and $538,718 to the warrants.

The Company recognized interest expense on the note of $572,392 in 2002, of which $33,674 was accrued coupon interest and $538,718 was amortization of the debt discount.   In May 2002, the principal amount of the note and coupon interest were converted into Series B-1.

In November 2001, the Company issued a $3,100,000 bridge note to two investors and the Company’s CEO.  The bridge note was convertible into a subsequent series of mandatorily redeemable convertible preferred stock at the offering price of a subsequent closing of mandatorily redeemable convertible preferred stock.  The bridge note bore interest at 15% and the principal was due on November 13, 2002.  The bridge note also bore a prepayment penalty of 50%.  In December 2001, in connection with the close of Series A-1, the principal amount of the notes held by two investors and prepayment penalty were converted into Common stock.  The note held by the Company’s CEO was repaid during 2002.

In April 2001, the Company issued a $22,500,000 bridge note to several investors.  The bridge note was convertible into a subsequent series of mandatorily redeemable convertible preferred stock at the offering price of a subsequent closing of mandatorily redeemable convertible preferred stock.  The bridge note bore interest at 12% prior to the due date of September 15, 2001 and 18% thereafter.  In connection with the bridge note, the note holders were issued warrants to purchase 3,251,445 shares of Series C at an exercise price of $3.46 per share.

The Company allocated the proceeds from the bridge note to the note and the warrant based on their relative fair values.  The fair value of the note was determined based on a discounted cash flow analysis using a discount rate of 30%.  The fair value of the warrant was based on the Black-Scholes option-pricing model.  As a result, the Company allocated $20,232,483 to the note and $2,267,518 to the warrant.

The Company recognized interest expense on the note of $4,292,518 in 2001, of which $2,025,000 was accrued coupon interest and $2,267,518 was amortization of the debt discount.   In December 2001, in connection with the close of Series A-1, the principal amount of the note and coupon interest were converted into Common stock and the warrants were cancelled.

In connection with the April 2001 bridge note, the Company agreed to issue warrants to purchase an additional 5,202,312 shares of Series C at an exercise price of $3.46 per share.  These additional shares were issuable only in the event the Company failed to consummate a subsequent series of mandatorily redeemable convertible preferred stock by September 15, 2001.  The subsequent series of mandatorily redeemable convertible preferred stock occurred in December 2001.  Accordingly, the Company issued warrants to purchase 5,202,312 shares of Series C.  Management determined that the value of the warrants was zero and in connection with the recapitalization in December 2001, all of the warrants were cancelled.

NOTE H – COMMON STOCK AND COMMON STOCK WARRANTS

Common stock

In connection with the recapitalization of the Company in December 2001, certain investors surrendered 829,479 shares of Common stock to the Company.

Common stock warrants

In April 2001, the Company granted warrants to the Series C investors to purchase 437,115 shares of Common stock at $0.05 per share.  The warrants vested immediately.  The Company recorded a deemed preferred dividend in the amount of $2,486,378.  In July 2001, warrants to purchase 25,712 were exercised.  In December 2001, in connection with the close of Series A-1, warrants to purchase 321,408 shares were cancelled.

NOTE I – STOCK OPTIONS

Effective December 13, 2001, the Company adopted the 2001 Stock Plan (the Plan).  The Plan provides for the granting of incentive and nonqualified stock options to employees and consultants of the Company.  The Compensation Committee of the Board of Directors administers the Plan and awards grants and determines the terms of such grants at its discretion.  The Company has reserved approximately 24,000,000 shares of Common stock for issuance pursuant to the Plan.

Information with respect to the Company’s common stock options is as follows:

	Shares	Exercise price	Weighted average exercise price

Balance, December 31, 2000	1,562,458	$0.16-41.57	$22.42
Granted at fair market value	454,372	7.79-41.57	16.83
Exercised	(2,452)	0.16	0.16
Canceled	(557,750)	0.16-41.57	21.15

Balance, December 31, 2001	1,456,628	0.16-41.57	21.20
Granted at fair market value	22,972,024	0.24-1.00	0.33
Exercised	(84,230)	0.16-0.24	0.16
Canceled	(1,557,330)	0.16-41.57	10.64

Balance, December 31, 2002	22,787,092	0.16-41.57	0.96
Granted at fair market value	3,056,226	0.24	0.24
Exercised	(25,753)	0.16-0.24	0.18
Canceled	(4,304,856)	0.16-41.57	1.44

Balance, December 31, 2003	21,512,709	$0.16-41.57	$0.77

All options have terms ranging from 2 to 10 years and generally vest over 3 to 4 years.  The total number of shares available for future grants under the Plan was 2,356,241 as of December 31, 2003.

NOTE I – STOCK OPTIONS - continued

The following table summarizes information relating to the Plan as of December 31, 2003 based upon each exercise price:

Outstanding stock options				Exercisable stock options

Exercise price	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price

$0.16	19,246	$0.16	4.83	19,128	$0.16
0.24	20,598,749	0.24	7.87	9,079,107	0.24
0.80	434,400	0.80	8.09	217,450	0.80
1.00	20,000	1.00	8.01	20,000	1.00
7.79	11,740	7.79	7.74	5,869	7.79
17.98	68,416	17.98	5.37	46,498	17.98
20.78	27,136	20.78	5.01	27,130	20.78
23.38	161,495	23.38	6.80	118,696	23.38
27.69	65,435	27.69	5.20	65,435	27.69
33.77	87,318	33.77	6.12	71,622	33.77
41.57	18,774	41.57	5.99	18,764	41.57

	21,512,709	$0.77	7.83	9,689,699	$1.20

In February 2003, the Company offered option holders the opportunity to exchange certain options granted at $0.80 per share during 2002.  For each option exchanged, the option holder received one option at the then fair market value of the Company’s common stock six months and one day after the exchange period expired.  Options to purchase 1,906,600 shares of Common stock were exchanged and reissued at the strike price of $0.24 per share under this program in September 2003.

In connection with certain options granted to employees during 2000, the Company recorded $2,439,476 of deferred compensation.  These amounts represent the difference between the fair market value of the Company’s Common stock on the date of grant and the exercise price of options to purchase 398,838 shares of the Company’s Common stock.  Deferred compensation is amortized over the vesting periods of the options, which range from immediate vesting to periods of up to four years.  For 2002 and 2001, $4,175 and $652,409 of deferred compensation, net of forfeitures, was charged to expense, respectively.

NOTE J – COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases its main office facility and computer software and equipment.  Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003, are:

Year	Operating Leases	Capital Leases

2004	$2,340,595	$55,428
2005	1,593,859	55,428
2006	1,622,356	21,503
2007	1,480,138	12,567
2008	1,480,138	4,189
Thereafter	1,480,138	—

Total minimum lease payments	$9,997,224	149,115

Less amount representing interest		(26,034)

Present value of minimum lease payments		123,081
Less current portion		(41,380)

Long-term portion of minimum lease payments		$81,701

Rent expense amounted to $2,877,175, $2,716,854 and $2,114,340 for 2003, 2002 and 2001, respectively.

Litigation

The Company is involved, from time to time, in various legal matters and claims which are being defended and handled in the ordinary course of business.  None of these matters are expected, in the opinion of management, to have a material adverse effect on the financial position or results of operations of the Company.

Employment agreements

The Company has employment agreements with certain officers of the Company. The agreements provide for, among other things, salaries, bonuses, stock options, and severance payments.

Government regulation

Management believes, based upon consultation with legal counsel, that the Company is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board or other federal or state agencies that regulate or monitor banks or other providers of electronic commerce.  However, the Company may be periodically examined by banking authorities since the Company is a supplier of services to financial institutions. Laws regulating internet commerce may be enacted to address issues such as, trust accounting, user privacy, pricing, content, taxation and the characteristics and quality of online products and services, among other things.  If enacted, these laws could have a material adverse effect on the Company’s business.

NOTE K – INCOME TAXES

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31

	2003	2002	2001

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	5.9%	5.9%	6.3%
Nondeductible expenses	(0.4)%	(0.3)%	(3.3)%
Sale of New Jersey NOL	(2.7)%	(2.4)%	0.0%
Net operating loss	(39.6)%	(39.6)%	(37.0)%

	(2.7)%	(2.4)%	0.0%

The Company participates in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program (the Program).  Under the Program, the Company received net proceeds of $250,942 and $291,518 in 2003 and 2002, respectively, in exchange for the rights to approximately $3.2 million and $3.7 million of its unused New Jersey NOL carry-forwards.  These transactions have been recorded as an income tax benefit in the accompanying consolidated statements of operations.

Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statements and income tax basis of assets and liabilities given the provisions of the enacted tax laws.  The tax effect of temporary differences that give rise to deferred taxes are as follows:

	December 31

	2003	2002

Deferred tax assets:
Net operating loss carry-forwards	$34,500,000	$29,400,000
Deferred compensation	2,100,000	2,100,000
Development costs	300,000	300,000
Accruals and reserves not currently deductible	900,000	800,000
Property and equipment	—	300,000

Total deferred tax assets	37,800,000	32,900,000
Deferred tax liabilities:
Property and equipment	(1,600,000)	—

Total deferred tax liabilities	(1,600,000)	—

Net deferred tax asset, prior to valuation allowance	36,200,000	32,900,000
Less: valuation allowance	(36,200,000)	(32,900,000)

Net deferred tax asset	$—	$—

NOTE K – INCOME TAXES - continued

As of December 31, 2003, the Company had net operating loss carry-forwards totaling approximately $86,000,000 for federal tax purposes.  The availability of the net operating loss carry-forwards and future tax deductions to reduce taxable income is subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (Code), in the event of a further ownership change.   This section states that after reorganization or other changes in corporate ownership (50% cumulative change in ownership over a three year period), the use of certain carry-forwards may be limited or prohibited.  Due to the uncertainty surrounding the realization of the net deferred tax asset, management has provided a full allowance.  As of December 31, 2003, the Company has net operating loss carry-forwards of approximately $117,000,000 for state tax purposes.

Net operating loss carry-forward amounts and expiration dates for both federal and state purposes are as follows:

Federal	Net Operating Loss	Expiration Date

Net operating loss carry-forwards
1995	$1,600,000	2015
1996	2,000,000	2016
1997	2,000,000	2017
1998	3,000,000	2018
1999	12,000,000	2019
2000	28,400,000	2020
2001	16,000,000	2021
2002	9,400,000	2022
2003	11,600,000	2023

	$86,000,000

State	Net Operating Loss	Expiration Date

Net operating loss carry-forwards
1999	$11,000,000	2008
2000	28,400,000	2009
2001	49,000,000	2010
2002	17,000,000	2011
2003	11,600,000	2012

	$117,000,000

NOTE L – EMPLOYEE BENEFIT PLAN

The Company has a Section 401(k) retirement savings plan (the 401(k) Plan).  The 401(k) Plan allows employees to contribute from 2% to 15% of their annual compensation subject to statutory limitations.  Company contributions to the 401(k) Plan are discretionary.  In past years, the Company, at its discretion, has made matching contributions of 50% to 100% of the first 6% of employee contributions.  For 2003, 2002 and 2001, the Company made matching contributions of $292,780, $288,451 and $440,435, respectively, to the 401(k) Plan.

NOTE M – CONCENTRATION OF CREDIT RISK

For 2003, 2002 and 2001, the Company had two, three and one customer(s) which accounted for 35%, 51% and 22% of total revenues, respectively.  At December 31, 2003 and 2002, the Company had aggregate accounts receivable from these customers of $278,325 and $1,421,367, respectively.  The loss of one or more of these customers could have a materially adverse effect on the Company’s business.  During the fourth quarter 2003, the Company lost one customer which accounted for 18% of 2003 total revenues.

NOTE N – RELATED PARTY TRANSACTONS

The Company provides services to a customer who is also a stockholder.  The Company recognized revenue totaling $301,606, $323,728 and $2,537,765 for 2003, 2002 and 2001, respectively, related to this arrangement.  The Company had an accounts receivable balance of $46,408 and $40,865 due from this customer at December 31, 2003 and 2002, respectively.

The Company receives banking services from a vendor who is also a stockholder.  The Company paid $1,976,584, $1,430,765 and $571,808 in fees to this vendor in 2003, 2002 and 2001, respectively, and received interest income of $567,725, $424,702 and $193,393 in 2003, 2002 and 2001, respectively.

NOTE O – SUBSEQUENT EVENTS

On March 25, 2004, the Company sold 34,333,333 shares of Series D-1 at $0.30 per share for proceeds of $10,300,000.  In addition, the Series D-1 investors received warrants to purchase 8,583,333 shares of Series D-1 at $0.30 per share.

The terms of the Series A-1, B-1, C-1 and D-1 remained the same except the mandatory redemption date was extended to March 31, 2008 for Series D-1 and September 30, 2008 for Series A-1, B-1 and C-1.

In connection with the issuance of the Series D-1 and warrants on March 25, 2004, the holders of the Series A-1, B-1 and C-1 agreed to waive the anti-dilution provisions of these securities.  As such, no adjustment was made to the conversion features of the Series A-1, B-1 and C-1 as a result of this issuance of Series D-1.