Form 10-Q
period 2004-03-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2004-05-13
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-28536

NEW CENTURY EQUITY HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2781950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10101 Reunion Place, Suite 970, San Antonio, Texas	78216
(Address of principal executive offices)	(Zip code)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  |_| Yes  |X| No

          Indicated below is the number of shares outstanding of the registrant’s only class of common stock at May 13, 2004:

Title of Class	Number of Shares Outstanding

Common Stock, $0.01 par value	34,653,104

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2004	December 31, 2003

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,398	$5,330
Accounts receivable	26	28
Prepaid and other assets	222	309

Total current assets	4,646	5,667
Property and equipment, net	32	83
Other non-current assets	53	53
Investments in affiliates	5,656	7,233

Total assets	$10,387	$13,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59	$58
Accrued liabilities	443	1,252

Total current liabilities	502	1,310
Other non-current liabilities	—	—

Total liabilities	502	1,310
Commitments and contingencies – see Note 6
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 34,653,104 shares issued and outstanding	347	347
Additional paid-in capital	70,476	70,476
Accumulated other comprehensive income	11	—
Accumulated deficit	(60,949)	(59,097)

Total stockholders’ equity	9,885	11,726

Total liabilities and stockholders’ equity	$10,387	$13,036

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,

	2004	2003

Operating revenues	$—	$—

Operating expenses:
Selling, general and administrative expenses	645	680
Depreciation and amortization expense	16	40

Operating loss from continuing operations	(661)	(720)

Other income (expense):
Interest income, net	10	27
Equity in net loss of affiliate	(1,200)	(647)
Other (expense) income, net	(1)	12

Total other expense, net	(1,191)	(608)

Net loss from continuing operations	(1,852)	(1,328)

Discontinued operations:
Net income from disposal of discontinued operations	—	147

Net loss	$(1,852)	$(1,181)

Basic and diluted net (loss) income per common share:
Net loss from continuing operations	$(0.05)	$(0.04)
Net income from disposal of discontinued operations	—	0.01

Net loss	$(0.05)	$(0.03)

Weighted average common shares outstanding	34,653	34,218

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,

	2004	2003

Net loss	$(1,852)	$(1,181)

Other comprehensive income:

Unrealized holding gains, net of $0 tax	11	—

Comprehensive loss	$(1,841)	$(1,181)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss from continuing operations	$(1,852)	$(1,328)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	16	40
Equity in net loss of affiliate	1,200	647
Loss on disposition of property and equipment	30	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2	(16)
Decrease (increase) in prepaid and other assets	87	(64)
Increase (decrease) in accounts payable	1	(7)
Decrease in accrued liabilities	(421)	(24)
Increase in other liabilities and other non-cash items	—	136

Net cash used in continuing operating activities	(937)	(616)
Net cash provided by discontinued operating activities	—	180

Net cash used in operating activities	(937)	(436)

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	—
Investments in affiliates	—	(200)

Net cash used in investing activities	5	(200)

Cash flows from financing activities	—	—

Net decrease in cash and cash equivalents	(932)	(636)
Cash and cash equivalents, beginning of period	5,330	8,704

Cash and cash equivalents, end of period	$4,398	$8,068

Supplemental disclosure of financial information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

          The interim condensed consolidated financial statements included herein have been prepared by New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods.  It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Note 2. Recent Developments

          Effective March 25, 2004, the Company entered into a definitive agreement, subject to stockholder approval, to sell all of its holdings in Princeton eCom Corporation (“Princeton”) to existing and new investors of Princeton for $10.0 million in cash.  This agreement was executed in conjunction with an equity financing that infused an additional $10.3 million in Princeton for working capital purposes.  In conjunction with this financing, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton decreased to 26.5%, 28.7% and 22.9%, respectively.  The Company also lost its right to appoint a member to Princeton’s Board of Directors.  The sale of the Company’s holdings in Princeton and the related proposed liquidation of the Company described below require shareholder approval.  The Company’s Board of Directors has fixed the close of business on May 7, 2004, as the record date for determining stockholders entitled to notice of and to vote at the special meeting of stockholders on July 6, 2004.

          In addition, the Company’s Board of Directors unanimously approved a plan of liquidation of the Company, contingent upon the sale of the Company’s holdings in Princeton.  If and when Princeton engages in additional equity financings, the Company’s inability to participate will result in further dilution of the Company’s ownership in Princeton.  In addition, the Company has no ongoing operations and therefore no additional cash to continue to support the current holdings or invest in new businesses.  The Company currently anticipates that if the proposed sale of the Company’s holdings in Princeton and the proposed liquidation of the Company are not approved, as early as mid-to-late 2005, the Company will have to begin the process of liquidating portions of its holdings in Princeton to raise cash necessary to pay the corporate overhead expenses as well as expenses associated with being a public company.  The Company filed a definitive proxy statement seeking shareholder approval of the proposed sale of the Company’s holdings in Princeton and the proposed liquidation of the Company.

          At July 6, 2004 (the date set for the special meeting of stockholders), the Company’s cash position is estimated to be approximately $4.1 million before payment of transaction related fees.  In addition to the Company’s cash, the liquidation proceeds would include $10.0 million in cash from the sale of the Company’s holdings in Princeton.  The Company also currently holds 375,000 common shares in Sharps Compliance Corp. (“Sharps”) which would be sold for an estimated $0.3 million.  The above items represent approximately $14.4 million in estimated liquidation proceeds, before related transaction expenses.

          In conjunction with the proposed liquidation, the Company anticipates utilizing cash through completion of the liquidation, including but not limited to: (i) ongoing operating costs of approximately $0.5 million for the period subsequent to shareholder approval, (ii) payment of approximately $0.6 million to the Company’s Chief Executive Officer (“CEO”) for his interest in the Company’s holdings of Princeton, (iii) legal, consulting and other transaction related fees estimated at $0.5 million, (iv) severance related expenditures totaling approximately $2.6 million, including payments of approximately $2.5 million to the Company’s two executive officers, (iii) other costs, including payments of accrued liabilities, insurance, vendor arrangement and lease termination and other wind down costs estimated to range from $0.5 million to $1.4 million.  In addition, the Company has initially determined that approximately $0.5 million to $0.7 million should be reserved for any unknown liabilities that may arise.  As a result, the Company currently estimates that it should be able to distribute to its shareholders, in one or more cash distributions over time, approximately $8.1 million to $9.2 million, or $0.23 to $0.27 per share, in liquidation.  These amounts are estimates only and could ultimately be higher or lower.

Note 3. Stock Based Compensation

          The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” but elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans.  Accordingly, the Company has not recognized compensation expense for stock options granted where the exercise price is equal to or greater than the market price of the underlying stock at the date of grant.

          The following table illustrates the effect on net loss and net loss per common share had compensation expense for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  For purposes of the pro forma disclosures, the estimated fair value of options is amortized to pro forma compensation expense over the options’ vesting periods.

	Three Months Ended March 31,

(in thousands, except per share data)	2004	2003

Net loss, as reported	$(1,852)	$(1,181)
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(10)

Net loss, pro forma	$(1,853)	$(1,191)

Basic and diluted net loss per common share:
Net loss, as reported	$(0.05)	$(0.03)
Net loss, pro forma	$(0.05)	$(0.03)

          The fair value for these stock options was estimated at the respective grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2003: expected volatility of 96.3%, no dividend yield, expected life of 2.5 years and risk-free interest rate of 1.8%.  No stock options were issued during the three months ended March 31, 2004.

Note 4. Investments in Affiliates

          Investments in affiliates is comprised of the following:

(in thousands)	March 31, 2004	December 31, 2003

Investment in Princeton:
Cash investments	$77,276	$77,276
Amortization and equity loss pick-up	(64,186)	(62,986)
In-process research and development costs	(4,465)	(4,465)
Impairment of investment	(1,777)	(1,777)
Other	(1,481)	(1,481)

Net investment in Princeton	5,367	6,567

Investment in Sharps:
Cash investments	970	970
Settlement	(389)	—
Impairment of investment	(306)	(306)
Unrealized holding gain	11	—
Other	3	2

Net investment in Sharps	289	666

Total investments in affiliates	$5,656	$7,233

          In January 2004, the Company entered into an agreement with the former majority shareholders of Operator Service Company (“OSC”) to settle all claims related to the April 2000 acquisition of OSC by the Company.  Under the terms of the agreement, the Company transferred to the former OSC majority shareholders 525,000 shares of the common stock of Sharps owned by the Company, valued at approximately $389,000.  Additionally, the former OSC majority shareholders agreed to a voting rights agreement which allows the Company to direct the vote of New Century shares owned by them.  Subsequent to this settlement, the Company owns approximately 3.6% of Sharps’ outstanding shares.

Note 5. Accrued liabilities

          Accrued liabilities is comprised of the following:

(in thousands)	March 31, 2004	December 31, 2003

Accrued split dollar life insurance (see Note 8)	$—	$561
Accrued settlement (see Note 4)	—	389
Accrued legal fees	154	10
Accrued vacation	137	136
Accrued audit fees	46	62
Accrued annual report fees	68	53
Other	38	41

Total accrued liabilities	$443	$1,252

Note 6. Commitments and Contingencies

          In October 2000, the Company sold its primary operation companies to Platinum Holdings (“Platinum”).  Under the terms of this sale, all leases and corresponding obligations associated with the Transaction Processing and Software divisions were assumed by Platinum.  Prior to the Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expires in 2006.  Under the original terms of the first lease, the remaining minimum undiscounted rent payments total $4.7 million at March 31, 2004.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total $8.1 million at March 31, 2004.  The Company does not believe it is probable that it will be required to perform under these lease guarantees and therefore, no liability has been accrued on the Company’s financial statements.  In conjunction with the Transaction, Platinum indemnified the Company should the underlying operating companies not perform under the terms of the office leases.

Note 7. Investment in Unconsolidated Affiliate

          The Company accounts for its investment in Princeton under the equity method of accounting (as the Company does not exhibit control over Princeton) and records the equity in net loss of Princeton on a three-month lag.  As of March 31, 2004, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 26.5%, 28.7% and 22.9%, respectively.  As of December 31, 2003, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 34.0%, 36.2% and 31.7%, respectively.

          Princeton’s summarized balance sheets as of December 31, 2003 and September 30, 2003, are as follows:

(in thousands)	December 31, 2003	September 30, 2003

Current assets	$42,043	$34,750
Non-current assets	11,332	12,681
Current liabilities	39,476	30,386
Non-current liabilities	888	486
Mandatorily redeemable convertible preferred stock	39,553	39,587

          Princeton’s statements of operations for the three months ended December 31, 2003 and 2002 have been used to calculate the equity in net loss recorded in the Company’s statements of operations for the three months ended March 31, 2004 and 2003, respectively.  Princeton’s summarized statements of operations are as follows:

	Three Months Ended December 31,

(in thousands)	2003	2002

Total revenues	$5,889	$8,640
Gross profit	1,940	4,088
Loss from operations	(3,768)	(2,119)
Net loss	(3,527)	(1,817)

          During the three months ended December 31, 2003, Princeton’s revenues were adversely affected by the loss of certain customers.  There can be no assurances that Princeton will replace the revenues attributable to the lost customers.

          In March 2004, Princeton completed a $10.3 million private equity financing for working capital purposes, in which the Company did not participate.

Note 8. Related Party Transactions

          In November 2001, the Company entered into an Amended and Restated Employment Agreement (“Employment Agreement”) with the Company’s Chairman and CEO.  As part of the Employment Agreement, the Company entered into a Split-Dollar Life Insurance Agreement (“Insurance Agreement”) with a trust beneficially owned by the CEO pursuant to which the Company paid the annual insurance premium of $0.2 million.  The underlying life insurance policy (New York Life policy number 46731037) had a face value of $4.5 million and required remaining annual premium payments through March 2012, totaling $1.5 million.  In December 2003, the CEO and the Company agreed to amend the Employment Agreement and terminate the provisions of the Employment Agreement related to the Insurance Agreement in exchange for payments by the Company to, and on behalf of, the CEO totaling $0.7 million in cash.  Accordingly, the Company assigned to the CEO, and the CEO assumed, all future obligations and benefits related to the Insurance Agreement.  The CEO released and discharged the Company from any further obligation to provide or fund any life insurance for the benefit of the CEO, including the Insurance Agreement.  The remaining provisions of the Employment Agreement remain in full force and effect.  The entire $0.7 million was included in selling, general and administrative expenses during the year ended December 31, 2003.  In December 2003, $0.2 million of the total $0.7 million was paid.  The remaining $0.5 million was accrued at December 31, 2003 and paid in January 2004.

          In August 2003, the Company issued 435,484 shares of its common stock to its CEO in exchange for a salary reduction of $135,000 for the employment period of October 1, 2003 to September 30, 2004.  These shares were issued under the New Century Equity Holdings Corp. 1996 Employee Comprehensive Stock Plan, which allows for this type of issuance without any material amendments.

          In April 2000, the Board of Directors of the Company approved a restricted stock grant to the Company’s CEO.  The restricted stock grant consists of Princeton stock equal to 2% of Princeton’s fully diluted shares.  The restricted stock grant vested on April 30, 2003.  The Company expensed the fair market value of the restricted stock grant over the three-year period ended April 30, 2003.  The Company recognized $150,000 during the three months ended March 31, 2003, as compensation expense related to the stock grant.

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

          The Company’s CEO served on the Board of Princeton from September 1998 until March 2004.  The Company’s CEO served as Chairman of the Board of Princeton from January 2002 until December 2002.  The Company’s CFO served as a member of the Board of Princeton from August 2001 until June 2002.

          The Company’s CEO and one of its’ Board members serve on the Board of Sharps and did so at the time the Company invested in Sharps.  The Company’s CFO was appointed CFO of Sharps in February 2003.  In March 2003, Sharps began reimbursing the Company for certain expenses incurred by the Company’s CFO.  As of March 31, 2004, approximately $15,000 was due to the Company by Sharps for the unpaid portion of these expenses, all of which was collected in April 2004.

Note 9. Discontinued Operations

          In August 2001, the Company invested $1,060,000 in Tanisys.  In February 2003, the Company sold its preferred stock in Tanisys to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market.  The Company received approximately $0.2 million in exchange for its preferred stock, which is reported as net income from disposal of discontinued operations during the three months ended March 31, 2003.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

          The following is a discussion of the interim condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries (collectively, the “Company”), for the three months ended March 31, 2004.  It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Continuing Operations

          Selling, general and administrative (“SG&A”) expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company.  For the three months ended March 31, 2004 and 2003, SG&A expenses totaled $0.6 million and $0.7 million, respectively.  SG&A expenses for the three months ended March 31, 2003 includes $0.2 million of compensation expense related to the restricted stock grant issued to the Company’s Chief Executive Officer.

          Equity in net loss of affiliate totaled $1.2 million and $0.6 million during the three months ended
March 31, 2004 and 2003, respectively.  The increase in the equity in net loss of affiliate is the result of an increase in the net loss generated by Princeton eCom Corporation (“Princeton”).

Princeton

          Princeton’s revenues decreased to $5.9 million during the three months ended December 31, 2003, from $8.6 million during the three months ended December 31, 2002.  Princeton’s net loss of $3.5 million for the three months ended December 31, 2003, increased from $1.8 million for the three months ended December 31, 2002.  During the three months ended December 31, 2003, Princeton’s revenues and net loss were adversely affected by the loss of certain customers.  There can be no assurances that Princeton will replace the revenues attributable to the lost customers.

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

	Three Months Ended December 31,

(in thousands)	2003	2002

Net loss	$(3,527)	$(1,817)
Less:
Depreciation and amortization expense	(1,642)	(1,480)
Interest (expense) income	(10)	10
Income tax benefit	250	292

EBITDA	$(2,125)	$(639)

Discontinued Operations

          In February 2003, the Company sold its preferred stock in Tanisys Technology, Inc. to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor testing equipment market.  The Company received approximately $0.2 million in exchange for its preferred stock, which is reported as net income from disposal of discontinued operations during the three months ended March 31, 2003.

Liquidity and Capital Resources

          The Company’s cash balance decreased to $4.4 million at March 31, 2004, from $5.3 million at December 31, 2003.  The decrease relates to the $0.5 million payment related to the termination of the split dollar life insurance agreement with the Company’s Chief Executive Officer (“CEO”) and the cash portion of corporate expenses.  There were no capital expenditures during the three months ended March 31, 2004.  The Company anticipates minimal capital expenditures before acquisitions, if any, during the remainder of 2004.

          Effective March 25, 2004, the Company entered into a definitive agreement, subject to stockholder approval, to sell all of its holdings in Princeton eCom Corporation (“Princeton”) to existing and new investors of Princeton for $10.0 million in cash.  This agreement was executed in conjunction with an equity financing that infused an additional $10.3 million in Princeton for working capital purposes.  In conjunction with this financing, the Company’s ownership percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton decreased to 26.5%, 28.7% and 22.9%, respectively.  The Company also lost its right to appoint a member to Princeton’s Board of Directors.  The sale of the Company’s holdings in Princeton and the related proposed liquidation of the Company described below require shareholder approval.  The Company’s Board of Directors has fixed the close of business on May 7, 2004, as the record date for determining stockholders entitled to notice of and to vote at the special meeting of stockholders on July 6, 2004.

          In addition, the Company’s Board of Directors unanimously approved a plan of liquidation of the Company, contingent upon the sale of the Company’s holdings in Princeton.  If and when Princeton engages in additional equity financings, the Company’s inability to participate will result in further dilution of the Company’s ownership in Princeton.  In addition, the Company has no ongoing operations and therefore no additional cash to continue to support the current holdings or invest in new businesses.  The Company currently anticipates that if the proposed sale of the Company’s holdings in Princeton and the proposed liquidation of the Company are not approved, as early as mid-to-late 2005, the Company will have to begin the process of liquidating portions of its holdings in Princeton to raise cash necessary to pay the corporate overhead expenses as well as expenses associated with being a public company.  The Company filed a definitive proxy statement seeking shareholder approval of the proposed sale of the Company’s holdings in Princeton and the proposed liquidation of the Company.

          At July 6, 2004 (the date set for the special meeting of stockholders), the Company’s cash position is estimated to be approximately $4.1 million before payment of transaction related fees.  In addition to the Company’s cash, the liquidation proceeds would include $10.0 million in cash from the sale of the Company’s holdings in Princeton.  The Company also currently holds 375,000 common shares in Sharps Compliance Corp. (“Sharps”) which would be sold for an estimated $0.3 million.  The above items represent approximately $14.4 million in estimated liquidation proceeds, before related transaction expenses.

          In conjunction with the proposed liquidation, the Company anticipates utilizing cash through completion of the liquidation, including but not limited to: (i) ongoing operating costs of approximately $0.5 million for the period subsequent to shareholder approval, (ii) payment of approximately $0.6 million to the Company’s CEO for his interest in the Company’s holdings of Princeton, (iii) legal, consulting and other transaction related fees estimated at $0.5 million, (iv) severance related expenditures totaling approximately $2.6 million, including payments of approximately $2.5 million to the Company’s two executive officers, (iii) other costs, including payments of accrued liabilities, insurance, vendor arrangement and lease termination and other wind down costs estimated to range from $0.5 million to $1.4 million.  In addition, the Company has initially determined that approximately $0.5 million to $0.7 million should be reserved for any unknown liabilities that may arise.  As a result, the Company currently estimates that it should be able to distribute to its shareholders, in one or more cash distributions over time, approximately $8.1 million to $9.2 million, or $0.23 to $0.27 per share, in liquidation.  These amounts are estimates only and could ultimately be higher or lower.

Lease Guarantees

          In October 2000, the Company sold its primary operation companies to Platinum Holdings (“Platinum”).  Under the terms of this sale, all leases and corresponding obligations associated with the Transaction Processing and Software divisions were assumed by Platinum.  Prior to the Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expires in 2006.  Under the original terms of the first lease, the remaining minimum undiscounted rent payments total $4.7 million at March 31, 2004.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total $8.1 million at March 31, 2004.  The Company does not believe it is probable that it will be required to perform under these lease guarantees and therefore, no liability has been accrued on the Company’s financial statements.  In conjunction with the Transaction, Platinum indemnified the Company should the underlying operating companies not perform under the terms of the office leases.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

          The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of March 31, 2004, because the Company’s intention is to maintain a liquid portfolio.  The Company does not use derivative financial instruments in its operations.

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

Pursuant to General Instructions B.2. and B.6. of Form 8-K, to the extent that the Forms 8-K listed below contain Item 9 and/or Item 12 disclosures, those Items of such Forms 8-K are not incorporated into this Form 10-Q or into any other form or report filed with the Commission into which this Form 10-Q would be incorporated by reference.

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

Form 8-K, dated and filed May 12, 2004, announcing the Company’s results of operations for the three months ended March 31, 2004.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP.
(Registrant)

Date: May 13, 2004	By:	/s/ DAVID P. TUSA

David P. Tusa
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Duly authorized and principal financial officer)