Form 10-Q
period 2004-06-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2004-08-16
CIK 1013706

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q

(MARK ONE)
|X|      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004
                                       or
|_|      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from  ________ to ________

                         Commission File Number 0-28536

                              --------------------

                        NEW CENTURY EQUITY HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                          74-2781950
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification Number)

   300 Crescent Court, Suite 1110, Dallas, Texas                   75201
     (Address of principal executive offices)                   (Zip code)

                                 (210) 302-0444
              (Registrant's telephone number, including area code)

            10101 Reunion Place, Suite 970, San Antonio, Texas 78216
                 (Former address, if changed since last report)

            Indicate  by check mark  whether the  registrant:  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. |X| Yes |_| No

            Indicate by check mark  whether  the  registrant  is an  accelerated
filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

            Indicated  below  is  the  number  of  shares   outstanding  of  the
registrant's only class of common stock at August 12, 2004:

                                                Number of Shares
             Title of Class                       Outstanding
             --------------                       -----------

    Common Stock, $0.01 par value                 34,653,104

================================================================================

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1.    Interim Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets - June 30, 2004 (Unaudited)
             and December 31, 2003............................................ 3

           Unaudited Condensed Consolidated Statements of Operations
             - For the Three and Six Months ended June 30, 2004 and 2003...... 4

           Unaudited Condensed Consolidated Statements of Comprehensive
             Income (Loss) - For the Three and Six Months ended June 30,
             2004 and 2003.................................................... 5

           Unaudited Condensed Consolidated Statements of Cash
             Flows - For the Six Months ended June 30, 2004 and 2003.......... 6

           Notes to Unaudited Interim Condensed Consolidated
             Financial Statements............................................. 7

Item 2.    Management's Discussion and Analysis of Financial Condition

PART II OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 19

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases

                          PART I FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2004              2003
                                                                              --------------    -------------
                                                                               (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents .............................................     $     15,424      $      5,330
  Accounts receivable ...................................................               19                28
  Prepaid and other assets ..............................................               69               309
                                                                              ------------      ------------

   Total current assets .................................................           15,512             5,667
Property and equipment, net .............................................               25                83
Other non-current assets ................................................                6                53
Investments in affiliates ...............................................              293             7,233
                                                                              ------------      ------------

  Total assets ..........................................................     $     15,836      $     13,036
                                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................................     $         84      $         58
  Accrued liabilities ...................................................              442             1,252
                                                                              ------------      ------------

   Total current liabilities ............................................              526             1,310

Commitments and contingencies
Stockholders' equity:
           Preferred  stock,  $0.01 par  value, 10,000,000 shares  authorized;
            4,807,692 shares designated as Series A convertible preferred
            stock and 0 shares issued and outstanding ...................               48                --

           Common stock, $0.01 par value, 75,000,000 shares authorized;
            34,653,104 shares issued and outstanding ....................              347               347

  Additional paid-in capital ............................................           75,428            70,476
  Accumulated other comprehensive income ................................               15                --
  Accumulated deficit ...................................................          (60,528)          (59,097)
                                                                              ------------      ------------

   Total stockholders' equity ...........................................           15,310            11,726
                                                                              ------------      ------------

   Total liabilities and stockholders' equity ...........................     $     15,836      $     13,036
                                                                              ============      ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                              -----------------------    -------------------------
                                                                2004          2003          2004           2003
                                                              ----------    ---------    ------------   ----------

Operating revenues ......................................     $     --      $   --        $     --      $     --

Operating expenses:
   General and administrative expenses ..................        3,613           541         4,258         1,221
   Depreciation and amortization expenses ...............            5            40            21            80
                                                              --------      --------      --------      --------

Operating loss from continuing operations ...............       (3,618)         (581)       (4,279)       (1,301)

Other income (expense):
   Interest income, net .................................           16            22            26            49
   Equity in net loss of affiliate ......................       (1,785)         (766)       (2,985)       (1,413)
   Gain on sale of equity affiliate .....................        5,817            --         5,817            --
   Other (expense) income, net ..........................           (2)           (1)           (3)           11
                                                              --------      --------      --------      --------

Total other income (expense), net .......................        4,046          (745)        2,855        (1,353)
                                                              --------      --------      --------      --------

Net income (loss) from continuing operations ............          428        (1,326)       (1,424)       (2,654)

Discontinued operations:
   Net income from disposal of discontinued
      operations ........................................           --            --            --           147
                                                              --------      --------      --------      --------

Net income (loss) .......................................          428        (1,326)       (1,424)       (2,507)

Preferred stock dividend ................................           (7)           --            (7)           --
                                                              --------      --------      --------      --------
Net income (loss) applicable to
   common stockholders ..................................     $    421      $ (1,326)     $ (1,431)     $ (2,507)
                                                              ========      ========      ========      ========

Basic net income (loss) per common share:
   Net income (loss) from continuing operations .........     $   0.01      $  (0.04)     $  (0.04)     $  (0.08)

   Net income from disposal of discontinued
      operations ........................................           --            --            --          0.01
                                                              --------      --------      --------      --------

   Net income (loss) ....................................     $   0.01      $  (0.04)     $  (0.04)     $  (0.07)
                                                              ========      ========      ========      ========

Weighted average common shares outstanding ..............       34,653        34,218        34,653        34,218
                                                              ========      ========      ========      ========

Diluted net income (loss) per common share:
   Net income (loss) from continuing operations .........     $   0.01      $  (0.04)     $  (0.04)     $  (0.08)

   Net income from disposal of discontinued
      operations ........................................           --            --            --          0.01
                                                              --------      --------      --------      --------

   Net income (loss) ....................................     $   0.01      $  (0.04)     $  (0.04)     $  (0.07)
                                                              ========      ========      ========      ========

Weighted average common shares outstanding ..............       35,340        34,218        34,653        34,218
                                                              ========      ========      ========      ========

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                              ---------------------    ----------------------
                                                2004         2003        2004         2003
                                              --------    --------     ---------    --------

Net income (loss) .......................     $   428     $(1,326)     $(1,424)     $(2,507)

Other comprehensive income:

  Unrealized holding gains, net of $0 tax           4          --           15           --
                                              -------     -------      -------      -------

Comprehensive income (loss) .............     $   432     $(1,326)     $(1,409)     $(2,507)
                                              =======     =======      =======      =======

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                      2004          2003
                                                                                   ---------     ---------
Cash flows from operating activities:

Net loss from continuing operations ..........................................     $ (1,424)     $ (2,654)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

  Depreciation and amortization expenses .....................................           21            80
  Equity in net loss of affiliate ............................................        2,985         1,413
  Gain on sale of equity affiliate ...........................................       (5,817)           --
  Loss on disposition of property and equipment ..............................           28            --
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable ................................            9           (31)
   Decrease in prepaid and other assets ......................................          247            44
   Increase (decrease) in accounts payable ...................................           26           (17)
   Decrease in accrued liabilities ...........................................         (430)          (30)
   Increase in other liabilities and other non-cash items ....................           --           136
                                                                                   --------      --------
Net cash used in continuing operating activities .............................       (4,355)       (1,059)

Net cash provided by discontinued operating activities .......................           --           178
                                                                                   --------      --------

Net cash used in operating activities ........................................       (4,355)         (881)

Cash flows from investing activities:
  Purchases of property and equipment ........................................           (3)           (3)
  Proceeds from sale of property and equipment ...............................           12            --
  Investment in affiliate ....................................................           --          (200)
  Proceeds from sale of equity affiliate (all holdings in Princeton) .........       10,000            --
  Proceeds from sale of equity affiliate (all holdings in Princeton) allocated
  to former chief executive officer ..........................................         (600)           --
  Other investing ............................................................           40            --
                                                                                   --------      --------

Net cash provided by (used in) investing activities ..........................        9,449          (203)

Cash flows from financing activities:
  Proceeds from sale of preferred stock ......................................        5,000            --
                                                                                   --------      --------

Net increase (decrease) in cash and cash equivalents .........................       10,094        (1,084)
Cash and cash equivalents, beginning of period ...............................        5,330         8,704
                                                                                   --------      --------

Cash and cash equivalents, end of period .....................................     $ 15,424      $  7,620
                                                                                   ========      ========

Supplemental disclosure of financial information:
  Cash paid for interest .....................................................     $     --      $     --
  Cash paid for income taxes .................................................     $     --      $     --

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

NOTE 2. RECENT DEVELOPMENTS

            On June 18, 2004, the Company sold  approximately  4.8 million newly issued  shares of its Series A 4%  Convertible  Preferred  Stock (the  "Series A
Preferred  Stock") to Newcastle  Partners,  L.P.  ("Newcastle") for $5.0 million
(the "Newcastle Transaction").

            The  Series A  Preferred  Stock is  convertible  into  approximately thirty-five  percent of the  Company's  Common  Stock,  par value $.01 per share
("Common Stock") at any time after the expiration of twelve months from the date of its  issuance  at a  conversion  price of $0.26 per  share of  Common  Stock, subject to adjustment for dilution.  The holders of the Series A Preferred Stock are entitled to a four percent annual cash dividend (the "Preferred Dividends").
The Preferred  Dividends  shall accrue and shall be cumulative  from the date of initial issuance of the shares of the Series A Preferred  Stock,  whether or not declared by the Company's  board of directors.  In lieu of cash  dividends,  the holders of Series A Preferred Stock may elect to receive such number of Series A
Preferred Stock that is equal to the aggregate dividend amount divided by $1.04.

            So long  as any  shares  of the  Series  A  Preferred  Stock  remain outstanding, (1) the Company's board of directors shall not exceed four members,
(2) the Company  may not  increase  its  authorized  capitalization  and (3) the
Company may not create rights, rankings or preferences that adversely affect the rights,  rankings and preferences of the Series A Preferred  Stock,  without the written  consent of the holders of at least a majority of the shares of Series A
Preferred  Stock then  outstanding,  voting as a separate  class. So long as any shares of the Series A Preferred Stock remain outstanding, the holders of shares of Series A Preferred Stock shall be entitled (1) to vote as a separate class to elect two  directors to the  Company's  board of directors  and to pass upon any matters that affect the rights, value or ranking of the Series A Preferred Stock and (2) to vote on all other  matters on which  holders of Common Stock shall be entitled  to vote,  casting  such  number of votes in respect of such  shares of
Series A Preferred  Stock as shall equal the largest  whole  number of shares of
Common  Stock  into  which  such  shares  of Series A  Preferred  Stock are then
convertible.   The  other  powers,  preferences,   rights,   qualifications  and
restrictions  of the  Series A  Preferred  Stock are more fully set forth in the
Certificate of Designations  of Series A Convertible  Preferred Stock filed with the Secretary of State of the State of Delaware  simultaneously with the closing of the Newcastle Transaction.

            In conjunction with the Newcastle Transaction, (1) Parris H. Holmes,
Jr., Gary D. Becker,  and Stephen M. Wagner resigned from the Company's board of directors and (2) Mr. Holmes resigned as the Company's  Chief Executive  Officer
("CEO") and David P. Tusa  resigned as the  Company's  Chief  Financial  Officer
("CFO"),   Executive  Vice  President  and  Corporate  Secretary.   Pursuant  to
employment  agreements executed prior to the Newcastle  Transaction,  upon their resignation,  the Company paid severance,  accrued vacation and other amounts to
Mr.  Holmes and Mr. Tusa totaling  approximately  $2.1 million and $0.5 million, respectively.  In addition,  the Company entered into consulting agreements with
Mr.  Holmes and Mr.  Tusa  through  October  31, 2004 and  September  30,  2004, respectively.  The Company is currently not making payments under the consulting agreements (See Note 6).

            Mark E. Schwarz, currently the CEO and Chairman of Newcastle Capital
Management,  L.P.  ("Newcastle  Capital  Management"),   and  Steven  J.  Pully,
currently the President of Newcastle Capital Management,  have been appointed to fill the  director  positions  vacated by  Messrs.  Holmes,  Becker and  Wagner.
Messrs. Schwarz and Pully were appointed as directors of the class whose term of offices expires at the 2006 annual meeting of stockholders of the Company.

            Pursuant  to the  agreement  entered  into in  connection  with  the
Newcastle  Transaction,  by August 1, 2004,  the  Company was to have caused the number of directors  serving on the board of directors to be increased and fixed at five (5) directors and an additional  representative of Newcastle was to have been  appointed  as a director of the class whose term of office  expires at the
2004 annual meeting of  stockholders  of the Company to fill the vacancy created by such  expansion.  Newcastle  has waived the  requirement  that an  additional representative of Newcastle was to have been appointed by August 1, 2004.

            In June 2004, in  connection  with the  Newcastle  Transaction,  Mr.
Schwarz, CEO and Chairman of Newcastle Capital Management,  Mr. Pully, President
of Newcastle  Capital  Management,  and Mr.  Murray,  CFO of  Newcastle  Capital
Management,   assumed   positions  as  Chairman  of  the  Board,  CEO  and  CFO,
respectively, of the Company.

            Pursuant to the Newcastle Transaction,  the Company amended its July
10, 1996  Shareholder  Rights  Agreement by reducing the Common Stock  ownership threshold for  triggering the  distribution  of rights under such agreement from fifteen percent to five percent and permitting  Newcastle and its successors and assigns to purchase Common Stock without  triggering the distribution of rights.
The purpose of such  amendment was to ensure the  preservation  of the Company's net operating loss carryforwards.

            As a result of the Newcastle  Transaction and the related management changes,  the board of directors of the Company has determined that it is not in the best  interests of the  Company's  stockholders  to liquidate the Company as previously  proposed in proxy  materials  recently filed by the Company with the
SEC. The Company  withdrew all proxy materials filed with the SEC related to the proposed liquidation.

            On August 11, 2004,  Craig  Davis,  allegedly a  shareholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
against  various former  directors and current  directors of the Company and the
Company as a nominal defendant (See Note 6).

NOTE 3. STOCK BASED COMPENSATION

            The Company  adopted  Statement  of Financial  Accounting  Standards
("SFAS") No. 123,  "Accounting  for  Stock-Based  Compensation,"  but elected to apply Accounting  Principles Board ("APB") Opinion No. 25, "Accounting for Stock
Issued to Employees,"  and related  interpretations  in accounting for its stock option plans.  Accordingly,  the Company has not recognized compensation expense for stock options  granted where the exercise  price is equal to or greater than the market price of the underlying stock at the date of grant.

            The following table  illustrates the effect on net loss and net loss per common share had compensation  expense for the Company's stock option grants been determined  based on the fair value at the grant dates  consistent with the methodology  of SFAS No.  123 and  SFAS No.  148,  "Accounting  for  Stock-Based
Compensation  -  Transition  and  Disclosure".  For  purposes  of the pro  forma disclosures,  the  estimated  fair value of options  is  amortized  to pro forma compensation expense over the options' vesting periods.

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
 (in thousands, except per share data)                    2004          2003            2004           2003
                                                        --------     ---------      -----------    -----------
Net income (loss), as reported ......................   $   428      $  (1,326)     $  (1,424)     $  (2,507)
Less: Total stock based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects .......       (67)           (45)           (68)           (56)
                                                        -------      ---------      ---------      ---------

Net income (loss), pro forma .......................    $   361      $  (1,371)     $  (1,492)     $  (2,563)
                                                        =======      =========      =========      =========

Basic net income (loss) per common share:
   Net income (loss), as reported ..................    $  0.01      $   (0.04)     $   (0.04)     $   (0.07)
   Net income (loss), pro forma ....................    $  0.01      $   (0.04)     $   (0.04)     $   (0.07)

Diluted net income (loss) per common share:
   Net income (loss), as reported ..................    $  0.01      $   (0.04)     $   (0.04)     $   (0.07)
   Net income (loss), pro forma ....................    $  0.01      $   (0.04)     $   (0.04)     $   (0.07)

            The  fair  value  for  these  stock  options  was  estimated  at the respective  grant date  using the  Black-Scholes  option-pricing  model with the following  weighted  average  assumptions for the six months ended June 30, 2004 and 2003:  expected  volatility of 99.22% and 96.3%,  respectively,  no dividend yield,  expected  life of 2.5 years and  risk-free  interest  rates of 4.75% and
1.8%, respectively.

NOTE 4. INVESTMENTS IN AFFILIATES

            Investments in affiliates is comprised of the following:

                                                                               June 30,    December 31,
            (in thousands)                                                      2004          2003
                                                                             ----------   ------------
            Investment in Princeton eCom Corporation ("Princeton"):
               Cash investments ........................................     $ 77,276      $ 77,276
               Proceeds from sale of all holdings in Princeton .........      (10,000)           --
               Proceeds from sale of all holdings in Princeton allocated
                 to former chief executive officer .....................          600            --
               Gain on sale of Princeton ...............................        5,817            --
               Amortization and equity loss pick-up ....................      (65,971)      (62,986)
               In-process research and development costs ...............       (4,465)       (4,465)
               Impairment of investment ................................       (1,777)       (1,777)
               Other ...................................................       (1,480)       (1,481)
                                                                             --------      --------

                  Net investment in Princeton ..........................           --         6,567

            Investment in Sharps:
               Cash investments ........................................          970           970
               Settlement ..............................................         (389)           --
               Impairment of investment ................................         (306)         (306)
               Unrealized holding gain .................................           15            --
               Other ...................................................            3             2
                                                                             --------      --------
                  Net investment in Sharps .............................          293           666
                                                                             --------      --------

               Total investments in affiliates .........................     $    293      $  7,233
                                                                             ========      ========

            In June 2004, the Company sold all of its holdings in Princeton. See note 7 for further discussion.

            In January  2004,  the Company  entered into an  agreement  with the former majority  shareholders of Operator  Service Company ("OSC") to settle all claims related to the April 2000  acquisition  of OSC by the Company.  Under the terms of the  agreement,  the  Company  transferred  to the former OSC  majority shareholders  525,000 shares of the common stock of Sharps owned by the Company,
valued  at  approximately  $389,000.   Additionally,  the  former  OSC  majority
shareholders  agreed to a voting  rights  agreement  which allows the Company to direct  the  vote of New  Century  shares  owned  by  them.  Subsequent  to this settlement, the Company owns approximately 3.6% of Sharps' outstanding shares.

NOTE 5. ACCRUED LIABILITIES

            Accrued liabilities is comprised of the following:

                                                                 June 30, December 31,
            (in thousands)                                        2004       2003
                                                                --------  ------------
            Accrued split dollar life insurance (see Note 8)     $   --     $  561
            Accrued settlement (see Note 4) ................         --        389
            Accrued severance ..............................        170         --
            Accrued legal fees .............................         57         10
            Accrued vacation ...............................         18        136
            Accrued audit fees .............................         63         62
            Accrued annual report fees .....................         79         53
            Other ..........................................         55         41
                                                                 ------     ------

               Total accrued liabilities ...................     $  442     $1,252
                                                                 ======     ======

            Prior  to  the  Newcastle  Transaction,  the  Company  entered  into severance  agreements with three non-executive  employees of the Company.  These employees  are  entitled to the  severance  amounts  upon their  termination  of employment.

NOTE 6. COMMITMENTS AND CONTINGENCIES

            In October 2000, the Company sold its primary operating companies to
Platinum   Holdings   ("Platinum").   Under   the   terms  of  this   sale  (the
"Transaction"),  all leases and  corresponding  obligations  associated with the
Transaction Processing and Software divisions were assumed by Platinum. Prior to the Transaction, the Company guaranteed two operating leases for office space of the divested  companies.  The first lease is related to office space  located in
San Antonio,  Texas,  and expires in 2006. Under the original terms of the first lease, the remaining  minimum  undiscounted  rent payments total $4.3 million at
June 30, 2004.  The second  lease is related to office space  located in Austin,
Texas,  and expires in 2010.  Under the original terms of the second lease,  the remaining  minimum  undiscounted  rent  payments  total $7.8 million at June 30,
2004.  The Company  does not believe it is probable  that it will be required to perform  under these lease  guarantees  and  therefore,  no  liability  has been
accrued  on  the  Company's  financial  statements.   In  conjunction  with  the
Transaction,  Platinum  agreed to indemnify  the Company  should the  underlying operating companies not perform under the terms of the office leases.

            On August 11, 2004,  Craig  Davis,  allegedly a  shareholder  of the
Company, filed a complaint in the Chancery Court of New Castle County, Delaware.
That  complaint  asserts  direct  claims,  and  also  derivative  claims  on the
Company's  behalf,  against  five  former  and three  current  directors  of the
Company. The individual defendants are Parris H. Holmes, Jr., C. Lee Cooke, Jr.,
Justin Ferrero,  Gary D. Becker, J. Stephen Barley,  Stephen M. Wagner,  Mark E.
Schwarz,  and  Steven J.  Pully;  the  Company  is a nominal  defendant.  In his complaint,  Mr. Davis seeks the  appointment of a guardian for the Company under
Section 226(a) of the Delaware General  Corporation Law and other remedies.  Mr.
Davis alleges that different director defendants breached their fiduciary duties to the Company. The allegations involve, among other things,  transactions with, and payments to, Mr. Holmes, and whether New Century operated as an unregistered investment  company.  The Company is currently  evaluating Mr. Davis' complaint.
Prior to the filing of the  complaint,  New  Century  had  commenced a review of various transactions involving former management, including, among other things, the  payment  of  approximately  $600,000  to Mr.  Holmes in  connection  with a restricted  stock  agreement  (See  Note 8) and  the  reimbursement  of  various
expenses  involving  meals  and  entertainment,   travel  and  other  reimbursed
expenses.

            The Company has not  requested  that Messrs.  Holmes or Tusa provide consulting  services at the  current  time and  accordingly,  the Company is not making payments under the consulting  agreements entered into with each of them.
The Company has been  notified by counsel to both  Messrs.  Holmes and Tusa that each of Messrs.  Holmes and Tusa  believe  that amounts are owed to each of them under their  respective  consulting  agreements.  In addition to notifying  both
Messrs.  Holmes and Tusa that their consulting  services are not required,  both have also been  notified  that the Company is  reviewing  various  transactions, including,  among other  things,  the payment of  approximately  $600,000 to Mr.
Holmes in  connection  with a restricted  stock  agreement  (See Note 8) and the reimbursement of various expenses involving meals and entertainment,  travel and other reimbursed expenses.

NOTE 7. INVESTMENT IN UNCONSOLIDATED AFFILIATE

            In March 2004,  the Company  entered into a definitive  agreement to sell all of its holdings in Princeton to existing and new investors of Princeton for $10.0 million in cash.  (see Note 8). The Company  completed the sale of its holdings in  Princeton  in early June 2004 which  generated  a capital  loss for federal income tax purposes of approximately $67 million.

            The Company  accounted  for its  investment  in Princeton  under the equity  method of  accounting  (as the  Company  did not  exhibit  control  over
Princeton)  and  historically  recorded the equity in net loss of Princeton on a three-month lag. As a result of the sale of the Company's holdings in Princeton, during the three  months  ended  June 30,  2004,  the  Company  accelerated  the recording  of its  equity  in net loss of  Princeton  to the date of sale.  As a result, the Company's equity in net loss of Princeton for the three months ended
June 30, 2004 includes  five months of  operations of Princeton.  As of December
31, 2003,  the  Company's  ownership  percentage  of the  preferred  stock,  the outstanding stock and the fully diluted stock of Princeton was 34.0%,  36.2% and
31.7%, respectively.

            Princeton's  summarized  balance sheet as of September 30, 2003, was as follows:

                                                                      September 30,
            (in thousands)                                                2003
                                                                      -------------

            Current assets ........................................     $34,750
            Non-current assets ....................................      12,681
            Current liabilities ...................................      30,386
            Non-current liabilities ...............................         486
            Mandatorily redeemable convertible preferred stock.....      39,587

            Princeton's  statements of operations  for the five months ended May
31, 2004 and three months ended March 31, 2003,  have been used to calculate the equity in net loss  recorded in the Company's  statements of operations  for the three months ended June 30, 2004 and 2003, respectively.  Princeton's statements of operations for the eight months ended May 31, 2004 and six months ended March
31,  2003,  have been used to calculate  the equity in net loss  recorded in the
Company's  statements of  operations  for the six months ended June 30, 2004 and
2003,  respectively.  Princeton's  summarized  statements of  operations  are as follows:

                                           Five         Three         Eight         Six
                                          Months        Months        Months       Months
                                          Ended         Ended         Ended        Ended
                                          May 31,      March 31,      May 31,     March 31,
            (in thousands)                 2004          2003          2004         2003
                                        ----------    -----------   ---------    ----------
            Total revenues ........     $ 10,806      $  9,170      $ 16,695      $ 17,810
            Gross profit ..........        5,318         4,278         7,258         8,366
            Loss from operations...       (5,420)       (2,164)       (9,188)       (4,283)
            Net loss ..............       (5,687)       (2,147)       (9,214)       (3,964)

NOTE 8. RELATED PARTY TRANSACTIONS

            In June 2004, in  connection  with the  Newcastle  Transaction,  Mr.
Schwarz, CEO and Chairman of Newcastle Capital Management,  Mr. Pully, President
of Newcastle  Capital  Management,  and Mr.  Murray,  CFO of  Newcastle  Capital
Management,   assumed   positions  as  Chairman  of  the  Board,  CEO  and  CFO,
respectively,  of the Company. Newcastle Capital Management is a general partner of  Newcastle,  which  owns  4,807,692  shares of Series A  Preferred  Stock and
150,000 shares of Common Stock.

            In November 2001,  the Company  entered into an Amended and Restated
Employment  Agreement  ("Employment  Agreement") with Mr. Holmes. As part of the
Employment  Agreement,  the Company  entered into a Split-Dollar  Life Insurance
Agreement ("Insurance  Agreement") with a trust beneficially owned by Mr. Holmes pursuant to which the Company paid the annual insurance premium of $0.2 million.
The underlying life insurance  policy (New York Life policy number 46731037) had a face value of $4.5  million and required  remaining  annual  premium  payments through March 2012,  totaling $1.5 million. In December 2003, Mr. Holmes and the
Company agreed to amend the Employment Agreement and terminate the provisions of the  Employment  Agreement  related to the  Insurance  Agreement in exchange for payments by the Company to, and on behalf of, Mr.  Holmes  totaling $0.7 million in cash.  Accordingly,  the  Company  assigned  to Mr.  Holmes,  and Mr.  Holmes assumed, all future obligations and benefits related to the Insurance Agreement.
Mr. Holmes  released and discharged  the Company from any further  obligation to provide or fund any life insurance for the benefit of Mr. Holmes,  including the
Insurance  Agreement.  The entire  $0.7  million  was  included  in general  and administrative  expenses  during the year ended  December 31, 2003.  In December
2003,  $0.2  million of the total $0.7  million  was paid.  The  remaining  $0.5 million was accrued at December 31, 2003 and paid in January 2004.

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

            In April 2000,  the Board of  Directors  of the  Company  approved a restricted  stock grant to Mr. Holmes.  The restricted  stock grant consisted of
400,000  shares  of  Princeton  common  stock and was  modified  in June 2001 to provide for certain anti-dilution and ratchet protections.  The restricted stock grant  vested on April 30, 2003.  The Company  expensed the fair market value of the restricted stock grant over the three-year  period ended April 30, 2003. The
Company  recognized  $150,000  during the six months  ended  June 30,  2003,  as compensation expense related to the stock grant. Related to the restricted stock grant,  in June 2004, the Company paid Mr. Holmes  approximately  $600,000.  New
Century  has  commenced  a  review  of  various  transactions  involving  former management, including, among other things, the payment of approximately $600,000 to  Mr.  Holmes  in  connection  with  a  restricted  stock  agreement  and  the reimbursement of various  expenses  involving  certain meals and  entertainment, travel and other reimbursed expenses.

            During the quarter  ended June 30,  2004,  the Company  sold certain office  furniture  to Mr.  Holmes for  approximately  $7,000.  The  Company  had purchased  the office  furniture  for  approximately  $28,000  during the period
October 1994 through  April 2003 and the  furniture  had a book value of $4,000.
Mr.  Holmes also was provided  with an  automobile  at the net book value of the automobile  pursuant  to the terms of his  employment  agreement.  The  net book value of the  automobile at the time of transfer was zero.  The  automobile  was acquired for approximately $75,000 in 2000.

            Mr.  Holmes  served as Chairman of the Board of Tanisys  Technology,
Inc.  ("Tanisys")  at the time of the Company's  investment in Tanisys and until his  resignation in February 2002. A member of the Company's  Board,  Lee Cooke, served  as  Tanisys'  Chairman  of the Board and CEO from  February  2002  until
February  2003 and as a member of  Tanisys'  Board from  February  2002 to March
2003.  Mr.  Cooke was entitled to receive  approximately  $15,000 per month from
Tanisys as  compensation  for  services as  Chairman  of the Board and CEO.  The
Company also  appointed  Mr. Tusa and another one of its Board  members,  Justin
Ferrero, to the Board of Tanisys. Mr. Ferrero resigned from the Board of Tanisys in February 2003 and Mr. Tusa resigned from the Board of Tanisys in March 2003.

            Mr.  Holmes  served on the Board of Princeton  from  September  1998 until March 2004.  Mr. Holmes served as Chairman of the Board of Princeton  from
January 2002 until  December  2002.  Mr. Tusa served as a member of the Board of
Princeton from August 2001 until June 2002.

            Mr. Holmes and one of the Company's Board members serve on the Board of Sharps and did so at the time the Company  invested  in Sharps.  Mr. Tusa was appointed  CFO  of  Sharps  in  February  2003.  In  March  2003,  Sharps  began reimbursing  the Company for certain  expenses  incurred by Mr. Tusa. As of June
30, 2004,  approximately  $9,000 was due to the Company by Sharps for the unpaid portion of these expenses, all of which was collected in July 2004.

NOTE 9. EARNINGS PER SHARE

            Basic  income  (loss)  per  common  share is  computed  based on the weighted average number of common shares outstanding during each period. For the three months ended June 30,  2004,  diluted  income per common share is computed based on the weighted average number of common shares outstanding,  after giving effect to the  potential  issuance of Common Stock on the assumed  conversion of
4,807,692  shares of Series A Preferred Stock. For the six months ended June 30,
2004 and the three and six months  ended  June 30,  2003,  potentially  dilutive securities  have  not  been  included  in the  diluted  loss  per  common  share calculation as they would have been antidilutive.

            The following table provides a reconciliation between net income and net income  applicable  to common  stockholders  and  between  basic and diluted shares outstanding:

                                         Three Months Ended June 30, 2004
                                        -----------------------------------
                                        Numerator  Denominator Per Share
(in thousands, except per share data)     Income      Shares     Amount
                                        ----------  ---------  -----------
Basic:
Net income .........................      $  428
Less: Preferred stock dividends ....          (7)
                                          -------

Total basic net income .............         421      34,653     $   0.01
                                                                 ========

Effect of dilutive securities:
Convertible preferred stock ........           7         687
                                          ------      ------

Total diluted net income ...........      $  428      35,340     $   0.01
                                          ======      ======     ========

NOTE 10. DISCONTINUED OPERATIONS

            In August  2001,  the Company  invested  $1,060,000  in Tanisys.  In
February 2003, the Company sold its preferred  stock in Tanisys to ATE Worldwide
LLC,  whose  majority  shareholder  is a  leader  in the  semiconductor  testing equipment market.  The Company received  approximately  $0.2 million in exchange for its  preferred  stock,  which is  reported  as net income  from  disposal of discontinued operations during the six months ended June 30, 2003.

ITEM 2.

            THIS    QUARTERLY    REPORT   ON   FORM   10-Q   CONTAINS    CERTAIN
"FORWARD-LOOKING"  STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE  SECURITIES
LITIGATION  REFORM ACT OF 1995 AND  INFORMATION  RELATING TO THE COMPANY AND ITS
SUBSIDIARIES  THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S  MANAGEMENT AS WELL
AS  ASSUMPTIONS  MADE BY AND  INFORMATION  CURRENTLY  AVAILABLE TO THE COMPANY'S
MANAGEMENT.  WHEN  USED IN  THIS  REPORT,  THE  WORDS  "ANTICIPATE",  "BELIEVE",
"ESTIMATE",  "EXPECT" AND "INTEND"  AND WORDS OR PHRASES OF SIMILAR  IMPORT,  AS
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
RESULTS  MAY  VARY  MATERIALLY  FROM  THOSE  DESCRIBED  HEREIN  AS  ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
GENERAL

            The following is a discussion of the interim condensed  consolidated financial  condition and results of operations for New Century  Equity  Holdings
Corp. and  subsidiaries  (collectively,  the  "Company"),  for the three and six months ended June 30, 2004. It should be read in conjunction  with the Unaudited
Interim Condensed  Consolidated  Financial  Statements of the Company, the notes thereto and other financial  information  included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

            General and  administrative  ("G&A")  expenses are  comprised of all general and  administrative  costs  incurred in direct  support of the  business operations  of the  Company.  For the three months ended June 30, 2004 and 2003,
G&A expenses  totaled $3.6 million and $0.5 million,  respectively.  For the six months ended June 30, 2004 and 2003, G&A expenses  totaled $4.3 million and $1.2 million,  respectively. G&A expenses for the three and six months ended June 30,
2004  included a total of $2.6  million of severance  paid to Parris  Holmes and
David Tusa, the Company's  former Chief  Executive  Officer and Chief  Financial
Officer,  respectively.  For the three and six months ended June 30,  2004,  G&A expenses also included  $0.3 million and $0.4 million,  respectively,  for legal and  professional  expenses  related to completing the proposed proxy  statement seeking  shareholder  approval to liquidate the Company (which was  subsequently withdrawn) and completing the sale (the  "Newcastle  Transaction")  of preferred stock to Newcastle  Partners,  L.P.  ("Newcastle").  See Note 2 of the Condensed
Consolidated  Financial  Statements for a detailed  description of the Newcastle
Transaction.

            In June 2004 the  Company  sold all of its  holdings  in  Princeton, which offers  electronic bill  presentment and payment services via the internet and  telephone.  Equity in net loss of  affiliate  totaled $1.8 million and $0.8 million  during the three  months  ended June 30,  2004 and 2003,  respectively.
Equity in net loss of affiliate totaled $3.0 million and $1.4 million during the six months  ended June 30,  2004 and 2003,  respectively.  The  increase  in the equity  in net  loss of  affiliate  is the  result  of the  acceleration  of the
Company's equity pickup in Princeton eCom Corporation  ("Princeton") to the date of the sale (previously done on a three month lag) as well as an increase in the net loss generated by Princeton.  The sale of Princeton generated a capital loss for federal income tax purposes of approximately $67 million.

PRINCETON

            For the five months  ended May 31, 2004 and three months ended March
31,  2003,   Princeton's  revenues  totaled  $10.8  million  and  $9.2  million, respectively,  gross profit totaled $5.3 million and $4.3 million, respectively, loss from operations  totaled $5.4 million and $2.2 million,  respectively,  and net loss  totaled  $5.7 million and $2.1  million,  respectively.  For the eight months  ended May 31,  2004 and six months  ended  March 31,  2003,  Princeton's revenues  totaled $16.7 million and $17.8  million,  respectively,  gross profit totaled  $7.3  million  and $8.4  million,  respectively,  loss from  operations totaled $9.2 million and $4.3 million,  respectively,  and net loss totaled $9.2 million and $4.0 million, respectively.

DISCONTINUED OPERATIONS

            In February  2003,  the Company sold its preferred  stock in Tanisys
Technology, Inc. to ATE Worldwide LLC, whose majority shareholder is a leader in the semiconductor  testing equipment market. The Company received  approximately
$0.2  million in  exchange  for its  preferred  stock,  which is reported as net income from disposal of discontinued operations during the six months ended June
30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

            The  Company's  cash balance  increased to $15.4 million at June 30,
2004,  from $5.3  million at December  31,  2003.  The  increase  relates to the receipt of $10.0 million in proceeds from the sale of the Company's  holdings in
Princeton and $5.0 million from the sale of preferred stock to Newcastle, offset by severance  payments  totaling $2.6 million made to Mr. Holmes and Mr. Tusa, a
$0.6 million  payment made to Mr. Holmes in connection  with a restricted  stock grant,  a $0.5 million  payment  related to the  termination of the split dollar
life  insurance   agreement  with  Mr.  Holmes,   $0.4  million  for  legal  and
professional  expenses  related to  completing  the proposed  liquidation  proxy
(which was subsequently withdrawn) and completing the sale of preferred stock to
Newcastle  and the cash  portion of  corporate  expenses.  Capital  expenditures totaled  $3,000  during the six months  ended June 30,  2004.  New  Century  has
commenced  a  review  of  various  transactions   involving  former  management,
including,  among other  things,  the payment of  approximately  $600,000 to Mr.
Holmes in connection with a restricted stock agreement and the  reimbursement of various expenses  involving  certain meals and  entertainment,  travel and other reimbursed expenses.

LEASE GUARANTEES

            In October 2000, the Company sold its primary operating companies to
Platinum   Holdings   ("Platinum").   Under   the   terms  of  this   sale  (the
"Transaction"),  all leases and  corresponding  obligations  associated with the
Transaction Processing and Software divisions were assumed by Platinum. Prior to the Transaction, the Company guaranteed two operating leases for office space of the divested  companies.  The first lease is related to office space  located in
San Antonio,  Texas,  and expires in 2006. Under the original terms of the first lease, the remaining  minimum  undiscounted  rent payments total $4.3 million at
June 30, 2004.  The second  lease is related to office space  located in Austin,
Texas,  and expires in 2010.  Under the original terms of the second lease,  the remaining  minimum  undiscounted  rent  payments  total $7.8 million at June 30,
2004.  The Company  does not believe it is probable  that it will be required to perform  under these lease  guarantees  and  therefore,  no  liability  has been
accrued  in  the  Company's  financial  statements.   In  conjunction  with  the
Transaction,  Platinum  agreed to indemnify  the Company  should the  underlying operating companies not perform under the terms of the office leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company is exposed to interest rate risk  primarily  through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with  changing  interest  rates  as of June  30,  2004,  because  the  Company's intention is to maintain a liquid portfolio. The Company does not use derivative financial instruments in its operations.

ITEM 4. CONTROLS AND PROCEDURES

            As of the end of the period  covered  by this  report,  the  Company carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to the Securities Exchange
Act Rule  13a-15(e)  and  15d-15(e).  Based  upon  that  evaluation,  the  Chief
Executive  Officer and Chief  Financial  Officer  concluded  that the  Company's disclosure  controls and  procedures  are  effective in timely  alerting them to material  information  relating  to  the  Company  (including  its  consolidated subsidiaries)  required to be included in the  Company's  periodic  SEC filings.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

            A control  system,  no matter how well  conceived and operated,  can provide only  reasonable,  not absolute,  assurance  that the  objectives of the control system are met. Because of inherent  limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On August 11, 2004,  Craig  Davis,  allegedly a  shareholder  of the
Company, filed a complaint in the Chancery Court of New Castle County, Delaware.
That  complaint  asserts  direct  claims,  and  also  derivative  claims  on the
Company's  behalf,  against  five  former  and three  current  directors  of the
Company. The individual defendants are Parris H. Holmes, Jr., C. Lee Cooke, Jr.,
Justin Ferrero,  Gary D. Becker, J. Stephen Barley,  Stephen M. Wagner,  Mark E.
Schwarz,  and  Steven J.  Pully;  the  Company  is a nominal  defendant.  In his complaint,  Mr. Davis seeks the  appointment of a guardian for the Company under
Section 226(a) of the Delaware General  Corporation Law and other remedies.  Mr.
Davis alleges that different director defendants breached their fiduciary duties to the Company. The allegations involve, among other things,  transactions with, and payments to, Mr. Holmes, and whether New Century operated as an unregistered investment  company.  The Company is currently  evaluating Mr. Davis' complaint.
Prior to the filing of the  complaint,  New  Century  had  commenced a review of various transactions involving former management, including, among other things, the  payment  of  approximately  $600,000  to Mr.  Holmes in  connection  with a restricted stock agreement and the  reimbursement of various expenses  involving certain meals and entertainment, travel and other reimbursed expenses.

            The Company has not  requested  that Messrs.  Holmes or Tusa provide consulting  services at the  current  time and  accordingly,  the Company is not making payments under the consulting  agreements entered into with each of them.
The Company has been  notified by counsel to both  Messrs.  Holmes and Tusa that each of Messrs.  Holmes and Tusa  believe  that amounts are owed to each of them under their  respective  consulting  agreements.  In addition to notifying  both
Messrs.  Holmes and Tusa that their consulting  services are not required,  both have also been  notified  that the Company is  reviewing  various  transactions, including,  among other  things,  the payment of  approximately  $600,000 to Mr.
Holmes in connection with a restricted stock agreement and the  reimbursement of various expenses involving meals and entertainment,  travel and other reimbursed expenses.

ITEM 2.  CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
         SECURITIES

            On June 18, 2004 the Company sold  4,807,692  newly issued shares of
Series A 4% convertible  preferred  stock,  to Newcastle  Partners,  L.P. for $5 million.  For  a  detailed  description  of  the  transaction  and  the  powers, preferences, rights, qualifications and restrictions of the preferred stock, See
Note 2 to the Condensed Consolidated  Financial Statements.  The issuance of the preferred stock was deemed to be exempt from  registration  under the Securities
Act of 1933,  as amended (the "Act") in reliance on Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

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
     32.1   Certification of Chief Executive  Officer in Accordance with Section
            906 of the Sarbanes-Oxley Act (filed herewith)
     32.2   Certification of Chief Financial  Officer in Accordance with Section
            906 of the Sarbanes-Oxley Act (filed herewith)

     (b)    Current Reports on Form 8-K:

            Pursuant to General  Instructions  B.2. and B.6. of Form 8-K, to the
            extent that the Forms 8-K listed below contain Item 9 and/or Item 12 disclosures, those Items of such Forms 8-K are not incorporated into this Form 10-Q or into any other  form or report  filed with the SEC into which this Form 10-Q would be incorporated by reference.

            Form 8-K,  dated and filed May 12, 2004,  announcing  the  Company's results of operations for the three months ended March 31, 2004.

            Form 8-K, dated and filed June 2, 2004,  announcing the  exploration of strategic alternatives for the Company, the delay of distribution
            of  the  proxy  statement  seeking  shareholder   approval  for  the
            liquidation of the Company and the sale of the Company's holdings in
            Princeton eCom Corporation.

            Form 8-K,  dated and filed June 10, 2004,  announcing the completion of the sale of the Company's  holdings in Princeton eCom Corporation for an aggregate purchase price of $10 million.

            Form 8-K, dated June 29, 2004,  filed June 30, 2004,  announcing the sale of 4.8 million shares of Series A 4% Cumulative Preferred Stock to Newcastle Partners, L.P. for $5 million and the withdrawal of the
            Company's  proxy   materials  filed  with  the  Commission   seeking
            shareholder  approval of the  proposed  plan of  liquidation  of the
            Company.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, as  amended,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NEW CENTURY EQUITY HOLDINGS CORP.
                                           (Registrant)

Date: August 16, 2004                      By: /s/ John P. Murray
                                               --------------------------------
                                               John P. Murray
                                               Chief Financial Officer

                               (Duly authorized and principal financial officer)

