Form 10-Q
period 2004-09-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2004-11-15
CIK 1013706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
                                       or
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

                                 (214) 661-7488
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

            Indicate by check mark  whether  the  registrant  is an  accelerated filer (as defined in Rule 12b-2 of the Exchange Act). / /  Yes /X/ No

            Indicated  below  is  the  number  of  shares   outstanding  of  the
registrant's only class of common stock at November 12, 2004:

                                                             NUMBER OF SHARES
              TITLE OF CLASS                                    OUTSTANDING
       -----------------------------                         ----------------
       Common Stock, $0.01 par value                            34,653,104

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2004
             (Unaudited) and December 31, 2003.............................    3

          Unaudited Condensed Consolidated Statements of
             Operations - For the Three and Nine Months
             ended September 30, 2004 and 2003.............................    4

          Unaudited Condensed Consolidated Statements
             of Comprehensive Income (Loss) - For the Three
             and Nine Months ended September 30, 2004 and 2003.............    5

          Unaudited Condensed Consolidated Statements
             of Cash Flows - For the Nine Months ended
             September 30, 2004 and 2003...................................    6

          Notes to Unaudited Interim Condensed Consolidated
             Financial Statements..........................................    7

Item 2.   Management's Discussion and Analysis of Financial

PART II OTHER INFORMATION

Item 1.   Legal Proceedings................................................   18

Item 2.   Changes in Securities, Use of Proceeds and Issuer

                          PART I FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              September 30,        December 31,
                                                                                 2004                 2003
                                                                             --------------      ---------------
                                                                              (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ..............................................         $ 15,117             $  5,330
  Accounts receivable ....................................................             --                     28
  Prepaid and other assets ...............................................               15                  309
                                                                            ---------------      ---------------

   Total current assets ..................................................           15,132                5,667
Property and equipment, net ..............................................               21                   83
Other non-current assets .................................................                6                   53
Investments in affiliates ................................................              285                7,233
                                                                            ---------------      ---------------

  Total assets ...........................................................         $ 15,444             $ 13,036
                                                                            ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................         $    161             $     58
  Accrued liabilities ....................................................              294                1,252
                                                                            ---------------      ---------------

   Total current liabilities .............................................              455                1,310

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   4,807,692 shares designated as Series A convertible preferred
   stock issued and outstanding .............................                            48                 --
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   34,653,104 shares issued and outstanding ..............................              347                  347
  Additional paid-in capital .............................................           75,428               70,476
  Accumulated other comprehensive income .................................                7                 --
  Accumulated deficit ....................................................          (60,841)             (59,097)
                                                                            ---------------      ---------------

   Total stockholders' equity ............................................           14,989               11,726
                                                                            ---------------      ---------------

     Total liabilities and stockholders' equity ..........................         $ 15,444             $ 13,036
                                                                            ===============      ===============

                          The accompanying notes are an
   integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Three Months Ended                 Nine Months Ended
                                                                                September 30,                      September 30,
                                                                           ------------------------        ------------------------
                                                                             2004            2003            2004            2003
                                                                           --------        --------        --------        --------

Operating revenues .................................................       $   --          $   --          $   --          $   --

Operating expenses:
   General and administrative expenses .............................            288             502           4,546           1,723
   Depreciation and amortization expenses ..........................              4              41              26             121
                                                                           --------        --------        --------        --------

Operating loss from continuing operations ..........................           (292)           (543)         (4,572)         (1,844)

Other income (expense):
   Interest income, net ............................................             31              16              57              65
   Equity in net loss of affiliate .................................           --              (756)         (2,985)         (2,169)
   Gain on sale of equity affiliate ................................           --              --             5,817            --
   Litigation settlement ...........................................           --              (354)           --              (354)
   Other (expense) income, net .....................................             (1)             (1)             (4)             10
                                                                           --------        --------        --------        --------

Total other income (expense), net ..................................             30          (1,095)          2,885          (2,448)
                                                                           --------        --------        --------        --------

Net loss from continuing operations ................................           (262)         (1,638)         (1,687)         (4,292)

Discontinued operations:
   Net income from disposal of discontinued
      operations ...................................................           --               212            --               359
                                                                           --------        --------        --------        --------

Net loss ...........................................................           (262)         (1,426)         (1,687)         (3,933)

Preferred stock dividend ...........................................            (50)           --               (57)           --
                                                                           --------        --------        --------        --------
Net loss applicable to common stockholders .........................       $   (312)       $ (1,426)       $ (1,744)       $ (3,933)
                                                                           ========        ========        ========        ========

Basic and diluted net income (loss) per common share:
   Net loss from continuing operations .............................       $  (0.01)       $  (0.05)       $  (0.05)       $  (0.12)
   Net income from disposal of discontinued
      operations ...................................................           --              0.01            --              0.01
                                                                           --------        --------        --------        --------

    Net loss .......................................................       $  (0.01)       $  (0.04)       $  (0.05)       $  (0.11)
                                                                           ========        ========        ========        ========

Weighted average common shares outstanding .........................         34,653          34,426          34,653          34,287
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

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                   September 30,
                                                               -----------------------         -----------------------
                                                                2004            2003            2004            2003
                                                               -------         -------         -------         -------

Net loss .................................................     $  (262)        $(1,426)        $(1,687)        $(3,933)

Other comprehensive income:

  Unrealized holding gains (losses), net of $0 tax .......          (8)           --                 7            --
                                                               -------         -------         -------         -------

Comprehensive loss .......................................     $  (270)        $(1,426)        $(1,680)        $(3,933)
                                                               =======         =======         =======         =======

                          The accompanying notes are an
   integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                               ----------------------------
                                                                                                 2004                2003
                                                                                               --------            --------
Cash flows from operating activities:
Net loss from continuing operations ................................................           $ (1,687)           $ (4,292)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
  Depreciation and amortization expenses ...........................................                 25                 121
  Equity in net loss of affiliate ..................................................              2,985               2,169
  Gain on sale of equity affiliate .................................................             (5,817)               --
  Litigation settlement ............................................................               --                   354
  Loss on disposition of property and equipment ....................................                 28                --
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable ......................................                 28                 (79)
   Decrease in prepaid and other assets ............................................                301                 204
   Increase (decrease) in accounts payable .........................................                103                   6
   Decrease in accrued liabilities .................................................               (628)                (55)
   Increase in other liabilities and other non-cash items ..........................               --                   136
                                                                                               --------            --------

Net cash used in continuing operating activities ...................................             (4,662)             (1,436)
Net cash provided by discontinued operating activities .............................               --                   178
                                                                                               --------            --------

Net cash used in operating activities ..............................................             (4,662)             (1,258)

Cash flows from investing activities:
  Purchases of property and equipment ..............................................                 (3)                 (6)
  Proceeds from sale of property and equipment .....................................                 12                --
  Investment in affiliate ..........................................................               --                (1,400)
  Proceeds from sale of equity affiliate (all holdings in Princeton) ...............             10,000                --
  Proceeds from sale of equity affiliate (all holdings in Princeton)
  allocated to former chief executive officer ......................................               (600)               --
  Other investing ..................................................................                 40                --
                                                                                               --------            --------

Net cash provided by (used in) investing activities ................................              9,449              (1,406)

Cash flows from financing activities:
  Proceeds from sale of preferred stock ............................................              5,000                --
                                                                                               --------            --------

Net increase (decrease) in cash and cash equivalents ...............................              9,787              (2,664)
Cash and cash equivalents, beginning of period .....................................              5,330               8,704
                                                                                               --------            --------

Cash and cash equivalents, end of period ...........................................           $ 15,117            $  6,040
                                                                                               ========            ========

Supplemental disclosure of financial information:
  Cash paid for interest ...........................................................           $   --              $   --
  Cash paid for income taxes .......................................................           $   --              $   --

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
The Preferred  Dividends  shall accrue and shall be cumulative  from the date of initial issuance of the shares of the Series A Preferred  Stock,  whether or not declared by the Company's  board of directors.  In lieu of cash  dividends,  the holders of Series A Preferred  Stock may elect to receive  such number of shares of Series A  Preferred  Stock  that is equal to the  aggregate  dividend  amount divided by $1.04.

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
Tusa through October 31, 2004 and September 30, 2004,  respectively.  Mr. Holmes and Mr. Tusa were paid  pro-rated  consulting  payments for the month of June in conjuction with their severance.  Thereafter, the Company engaged the consulting services of Mr. Tusa for the month of July 2004 only (See Note 5).

            Mark E. Schwarz, currently the CEO and Chairman of Newcastle Capital
Management,  L.P.  ("Newcastle  Capital  Management"),   and  Steven  J.  Pully,
currently the President of Newcastle Capital Management,  have been appointed to fill the  director  positions  vacated by  Messrs.  Holmes,  Becker and  Wagner.
Messrs.  Schwarz and Pully were  appointed as directors of the class whose terms of office expires at the 2006 annual meeting of stockholders of the Company.

            Pursuant  to the  agreement  entered  into in  connection  with  the
Newcastle  Transaction,  the Company was to have caused the number of  directors serving  on the  board  of  directors  to be  increased  and  fixed  at five (5)
directors  and an  additional  representative  of  Newcastle  was to  have  been appointed  as a director of the class  whose term of office  expires at the 2004 annual  meeting of  stockholders  of the Company to fill the vacancy  created by such  expansion.  Newcastle  has  waived  the  requirement  that  an  additional representative of Newcastle was to have been appointed by August 1, 2004.

            In June 2004, in  connection  with the  Newcastle  Transaction,  Mr.
Schwarz, CEO and Chairman of Newcastle Capital Management,  Mr. Pully, President
of Newcastle  Capital  Management,  and John Murray,  CFO of  Newcastle  Capital
Management,   assumed   positions  as  Chairman  of  the  Board,  CEO  and  CFO,
respectively,  of the Company.  On October 27, 2004, the Company  announced that
James Risher had been appointed to the Company's Board of Directors.  Mr. Risher was also named as a member of the Company's audit committee.

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

            In  conjuction  with  it's  decision  to enter  into  the  Newcastle
Transaction, the Board of Directors at that time  determined  that it was not in the best  interests of the  Company's  stockholders  to liquidate the Company as previously  proposed in proxy  materials  filed by the Company with the SEC. The
Company  withdrew all proxy materials filed with the SEC related to the proposed liquidation.

            On August 11, 2004,  Craig  Davis,  allegedly a  shareholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
against  various former  directors and current  directors of the Company and the
Company as a nominal defendant (See Note 5).

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

                                                                               Three Months Ended             Nine Months Ended
                                                                                  September 30,                   September 30,
                                                                            -----------------------         -----------------------
 (in thousands, except per share data)                                        2004           2003            2004            2003
                                                                            -------         -------         -------         -------
Net loss, as reported ..............................................        $  (262)        $(1,426)        $(1,687)        $(3,933)
Less: Total stock based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ......................             (5)            (71)            (72)           (127)
                                                                            -------         -------         -------         -------

Net loss, pro forma ................................................        $  (267)        $(1,497)        $(1,759)        $(4,060)
                                                                            =======         =======         =======         =======

Basic and diluted net loss per common share:
   Net loss, as reported ...........................................        $ (0.01)        $ (0.04)        $ (0.05)        $ (0.11)
   Net loss, pro forma .............................................        $ (0.01)        $ (0.04)        $ (0.05)        $ (0.12)

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

NOTE 4. INVESTMENTS IN AFFILIATES

        Investments in affiliates is comprised of the following:
                                                                             September 30,     December 31,
                                                                                 2004              2003
                                                                               --------          --------
         (in thousands)
         Investment in Princeton eCom Corporation ("Princeton"):
            Cash investments ..............................................    $ 77,276          $ 77,276
            Proceeds from sale of all holdings in Princeton ...............     (10,000)             --
            Proceeds from sale of all holdings in Princeton allocated
              to former chief executive officer ...........................         600              --
            Gain on sale of Princeton .....................................       5,817              --
            Amortization and equity loss pick-up ..........................     (65,971)          (62,986)
            In-process research and development costs .....................      (4,465)           (4,465)
            Impairment of investment ......................................      (1,777)           (1,777)
            Other .........................................................      (1,480)           (1,481)
                                                                               --------          --------
               Net investment in Princeton ................................        --               6,567

         Investment in Sharps:
            Cash investments ..............................................         970               970
            Settlement ....................................................        (389)             --
            Impairment of investment ......................................        (306)             (306)
            Unrealized holding gain .......................................           7              --
            Other .........................................................           3                 2
                                                                               --------          --------
               Net investment in Sharps ...................................         285               666
                                                                               --------          --------
            Total investments in affiliates ...............................    $    285          $  7,233
                                                                               ========          ========

            In June 2004, the Company sold all of its holdings in Princeton. See note 6 for further discussion.

            In January  2004,  the Company  entered into an  agreement  with the former majority  shareholders of Operator  Service Company ("OSC") to settle all claims related to the April 2000  acquisition  of OSC by the Company.  Under the terms of the  agreement,  the  Company  transferred  to the former OSC  majority shareholders  525,000 shares of the common stock of Sharps owned by the Company,
valued  at  approximately  $389,000.   Additionally,  the  former  OSC  majority
shareholders  agreed to a voting  rights  agreement  which allows the Company to direct  the vote of the  Company's  shares  owned by  them.  Subsequent  to this settlement, the Company owns approximately 3.6% of Sharps' outstanding shares.

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
lease, the remaining  minimum  undiscounted  rent payments total $3.8 million at
September  30,  2004.  The second  lease is related to office  space  located in
Austin,  Texas,  and  expires in 2010.  Under the  original  terms of the second lease, the remaining  minimum  undiscounted  rent payments total $7.4 million at
September 30, 2004.  The Company does not believe it is probable that it will be required to perform under these lease guarantees and therefore, no liability has been accrued on the Company's  financial  statements.  In  conjunction  with the
Transaction,  Platinum  agreed to indemnify  the Company  should the  underlying operating companies not perform under the terms of the office leases.

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
Davis alleges that different director defendants breached their fiduciary duties to the Company. The allegations involve, among other things,  transactions with,
and  payments  to,  Mr.  Holmes,   and  whether  the  Companhy  operated  as  an
unregistered  investment company.  The Company and the other directors responded to the Complaint by filing a motion to dismiss or stay the action on October 18,
2004 and on  November  3, 2004  filed a  memorandum  of law in  support  of such positions.  On October 27, 2004 the board of directors appointed Messrs.  Pully,
Risher and Schwarz to a special  litigation  committee to investigate the claims of the  plaintiff.  Prior  to the  filing  of the  complaint,  the  Company  had
commenced  a  review  of  various  transactions   involving  former  management,
including,  among other  things,  the payment of  approximately  $600,000 to Mr.
Holmes in  connection  with a restricted  stock  agreement  (see Note 7) and the reimbursement of various expenses involving meals and entertainment,  travel and other reimbursed expenses.

            The Company has been notified by counsel to both Messrs.  Holmes and
Tusa that each of Messrs. Holmes and Tusa believe that approximately $60,000 and
$34,000,  respectively,  are  owed  to  each  of  them  under  their  respective consulting  agreements.  In addition to notifying  both Messrs.  Holmes and Tusa that their consulting  services were not required,  both have also been notified that the  Company is  reviewing  various  transactions,  including,  among other things, the payment of approximately $600,000 to Mr. Holmes in connection with a restricted  stock  agreement  (See  Note 7) and  the  reimbursement  of  various
expenses  involving  meals  and  entertainment,   travel  and  other  reimbursed
expenses.  The Company  disputes that any additional  amounts are owed under the consulting agreements,  and therefore,  has not provided for such amounts in the accompanying financial statements for the period ended September 30, 2004.

            Pursuant to the purchase  agreement  entered into in connection with the Newcastle Transaction,  the Company agreed to indemnify the purchaser of the
Series A Preferred Stock from any liability,  loss or damage,  together with all costs and expenses  related thereto that the Company may suffer which arises out of affairs of the Company,  its Board of  Directors  or  employees  prior to the closing of the Newcastle Transaction.  The Company's obligation to indemnify may be  satisfied  at the option of the  purchaser  by issuing  additional  Series A
Preferred Stock to the purchaser, modifying the conversion price of the Series A
Preferred  Stock, a payment of cash or a redemption of Series A Preferred  Stock or a combination  of the  foregoing.  The Company and the purchaser have not yet determined  whether  events that have arisen  since the closing will trigger the indemnity provisions.

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

            In March 2004,  the Company  entered into a definitive  agreement to sell all of its holdings in Princeton to  $10,000,000  (see Note 7). The Company
completed  the sale of its holdings in  Princeton  in early June 2004.  The sale generated  a capital  loss for  federal  income tax  purposes  of  approximately
$67,000,000 and book gain of approximately $5,800,000.

            The  Company  accounted for its  investment  in Princeton  under the equity  method of  accounting  (as the  Company  did not  exhibit  control  over
Princeton)  and  historically  recorded the equity in net loss of Princeton on a three-month lag. As a result of the sale of the Company's holdings in Princeton, during the three  months  ended  June 30,  2004,  the  Company  accelerated  the recording  of its  equity  in net loss of  Princeton  to the date of sale.  As a result,  the Company's equity in net loss of Princeton for the nine months ended
September  30, 2004 includes  eight months of  operations  of  Princeton.  As of
December 31, 2003, the Company's  ownership  percentage of the preferred  stock, the outstanding stock and the fully diluted stock of Princeton was 34.0%,  36.2%
and 31.7%, respectively.

            Princeton's  summarized  balance sheet as of September 30, 2003, was as follows:

                                                                       September 30,
            (in thousands)                                                  2003
                                                                        -----------
            Current assets............................................  $    34,750
            Non-current assets........................................       12,681
            Current liabilities.......................................       30,386
            Non-current liabilities...................................          486
            Mandatorily redeemable convertible preferred stock........       39,587

            Princeton's  statement of operations for the three months ended June
30, 2003, was used to calculate the equity in net loss recorded in the Company's statement  of  operations  for  the  three  months  ended  September  30,  2003.
Princeton's statements of operations for the eight months ended May 31, 2004 and nine months ended June 30, 2003,  were used to calculate  the equity in net loss recorded in the Company's  statements  of  operations  for the nine months ended
September 30, 2004 and 2003, respectively.  Princeton's summarized statements of operations are as follows:

                                                            Three           Eight            Nine
                                                           Months          Months           Months
                                                           Ended           Ended            Ended
                                                          June 30,         May 31,         June 30,
            (in thousands)                                  2003            2004            2003
                                                      ---------------  ---------------  ----------
            Total revenues.........................   $     9,192      $    16,695      $  27,002
            Gross profit...........................         4,519            7,258         12,885
            Loss from operations...................        (2,121)          (9,188)        (6,404)
            Net loss...............................        (2,122)          (9,214)        (6,086)

NOTE 7. RELATED PARTY TRANSACTIONS

            Mr. Holmes (former Chairman of the Board and Chief Executive Officer of the Company) served on the Board of Princeton from September 1998 until March
2004.  Mr. Holmes served as Chairman of the Board of Princeton from January 2002 until December 2002.  Mr. Tusa (former Chief  Financial  Officer of the Company)
served as a member of the Board of Princeton from August 2001 until June 2002.

            Mr.  Holmes and one of the  Company's  current  Board  members,  Mr.
Cooke,  serve on the Board of Sharps and did so at the time the Company invested in Sharps. Mr. Tusa was appointed CFO of Sharps in February 2003. In March 2003,
Sharps began  reimbursing the Company for certain expenses incurred by Mr. Tusa.
As of September  30, 2004,  no amount was due to the Company by Sharps for these expenses.

            Mr.  Holmes  served as Chairman of the Board of Tanisys  Technology,
Inc.  ("Tanisys")  at the time of the Company's  investment in Tanisys and until his resignation in February 2002. A current member of the Company's  Board,  Mr.
Cooke, served as Tanisys' Chairman of the Board and CEO from February 2002 until
February  2003 and as a member of  Tanisys'  Board from  February  2002 to March
2003.  Mr.  Cooke was entitled to receive  approximately  $15,000 per month from
Tanisys as  compensation  for  services as  Chairman  of the Board and CEO.  The
Company  also  appointed  Mr.  Tusa and another  one of its Board  members,  Mr.
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

            In November 2001,  the Company  entered into an Amended and Restated
Employment  Agreement  ("Employment  Agreement") with Mr. Holmes. As part of the
Employment  Agreement,  the Company  entered into a Split-Dollar  Life Insurance
Agreement ("Insurance  Agreement") with a trust beneficially owned by Mr. Holmes pursuant to which the Company paid the annual insurance premium of $200,000. The underlying  life insurance  policy (New York Life policy number  46731037) had a face value of $4,500,000 and required  remaining annual premium payments through
March 2012,  totaling  $1,500,000.  In December 2003, Mr. Holmes and the Company
agreed to amend the  Employment  Agreement and  terminate the  provisions of the
Employment Agreement related to the Insurance Agreement in exchange for payments by the Company to, and on behalf of, Mr. Holmes totaling $700,000 in cash.

Accordingly,  the Company  assigned to Mr. Holmes,  and Mr. Holmes assumed,  all future obligations and benefits related to the Insurance  Agreement.  Mr. Holmes released and  discharged  the Company from any further  obligation to provide or fund any life insurance for the benefit of Mr.  Holmes,  including the Insurance
Agreement.  The entire  $700,000  was  included  in general  and  administrative expenses during the year ended December 31, 2003. In December 2003,  $200,000 of the total $700,000 was paid. The remaining  $500,000 was accrued at December 31,
2003 and paid in January 2004.

            During the quarter  ended June 30,  2004,  the Company  sold certain office  furniture  to Mr.  Holmes for  approximately  $7,000.  The  Company  had purchased  the office  furniture  for  approximately  $28,000  during the period
October 1994 through  April 2003 and the  furniture  had a book value of $4,000.
Mr.  Holmes also was provided  with an  automobile  at the net book value of the automobile pursuant to the terms of his employment agreement. The net book value of the  automobile at the time of transfer was zero. The automobile was acquired for $75,000 in 2000.

            The Company paid Mr. Holmes  approximately  $600,000 on June 2, 2004 purportedly as a result of a restricted stock grant as described below. In April
2000, the Board of Directors of the Company approved a restricted stock grant to
Mr. Holmes.  The restricted stock grant consisted of 400,000 shares of Princeton common stock and was modified in June 2001 to provide for certain  anti-dilution and ratchet  protections.  The restricted  stock grant vested on April 30, 2003.
The Company  expensed the fair market value of the  restricted  stock grant over the  three-year  period ended April 30, 2003.  The Company  recognized  $150,000 during the nine months ended September 30, 2003, as compensation expense related to the stock grant.  The Company has commenced a review of various  transactions involving  former  management,  including,  among  other  things,  the  $600,000 payment.

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

NOTE 8. DISCONTINUED OPERATIONS

            In August  2001,  the Company  invested  $1,060,000  in Tanisys.  In
February 2003, the Company sold its preferred  stock in Tanisys to ATE Worldwide
LLC,  whose  majority  shareholder  is a  leader  in the  semiconductor  testing equipment market.  The Company received  approximately  $0.2 million in exchange for its  preferred  stock in  Tanisys,  which is  reported  as net  income  from disposal of discontinued  operations  during the nine months ended September 30,
2003.

NOTE 9. SUBSEQUENT EVENTS

            On October 8, 2004, the Company entered into a sublease agreement to sublet  office space  previously  used as the Company's  corporate  headquarters located at 10101 Reunion Place Suite 970, San Antonio, Texas. Under the terms of the original lease the Company is obligated to make monthly rental  installments of  approximately  $3,000 through January 31, 2007, the expiration of the lease.
The  sublease  agreement  provides  for the  subtenant  to make  monthly  rental installments of approximately $2,500 per month through January 31, 2007.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
GENERAL

            The following is a discussion of the interim condensed  consolidated financial  condition and results of operations for New Century  Equity  Holdings
Corp. and  subsidiaries  (collectively,  the "Company"),  for the three and nine months ended  September  30,  2004.  It should be read in  conjunction  with the
Unaudited Interim Condensed  Consolidated  Financial  Statements of the Company,
the notes thereto and other  financial  information  included  elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended December
31, 2003.

RESULTS OF OPERATIONS

Continuing Operations
            General and  administrative  ("G&A")  expenses are  comprised of all general and  administrative  costs  incurred in direct  support of the  business operations  of the Company.  For the three months ended  September  30, 2004 and
2003, G&A expenses totaled $0.3 million and $0.5 million,  respectively. For the nine months ended September 30, 2004 and 2003, G&A expenses totaled $4.6 million and $1.7 million, respectively. G&A expenses for the nine months ended September
30, 2004 included a total of $2.6 million of severance paid to Parris Holmes and
David Tusa, the Company's  former Chief  Executive  Officer and Chief  Financial
Officer,  respectively.  For the nine  months  ended  September  30,  2004,  G&A expenses also included $0.5 million for legal and professional  expenses related to completing  the proposed  proxy  statement  seeking  shareholder  approval to liquidate the Company (which was subsequently withdrawn) and completing the sale
(the "Newcastle  Transaction")  of preferred stock to Newcastle  Partners,  L.P.
("Newcastle"). See Note 2 of the Condensed Consolidated Financial Statements for
a detailed description of the Newcastle Transaction.

            For the three months ended September 30, 2004 and 2003, depreciation and amortization expenses totaled $4,000 and $41,000, respectively. For the nine months ended September 30, 2004 and 2003, depreciation and amortization expenses totaled  $26,000 and $121,000  respectively.  The decrease in  depreciation  and amortization  from  prior  periods  is  the  result  of  fixed  asset  sales  to accommodate the Company downsizing corporate office and overhead.

            There was no  litigation  settlement  expense for the three and nine months ended September 30, 2004. A litigation settlement of $354,000 is included in other  income  (expense)  for the three and nine months ended  September  30,
2003. This amount represents the return of the Company's investment in

Microbilt Corporation ("Microbilt") to Bristol Investments, Ltd. ("Bristol"). In
April 2003, the Company  received  notice that Bristol and Microbilt  filed suit against the Company and one of its former  officers  alleging breach of contract and  misrepresentation  in conjunction  with the October 2001 merger of a former subsidiary,  FIData, Inc., into Microbilt.  In October 2003, the Company settled the suit by  surrendering  its  ownership  of the common  stock of  Microbilt to
Bristol.  This settlement resolves all claims brought by and against the Company and one of its former officers.

            In June 2004, the Company sold all of its holdings in Princeton eCom
Corporation ("Princeton"), which offered electronic bill presentment and payment services via the internet and telephone. Equity in net loss of affiliate totaled
$0.0 million and $0.8 million  during the three months ended  September 30, 2004 and 2003 respectively.  Equity in net loss of affiliate totaled $3.0 million and
$2.2  million  during  the nine  months  ended  September  30,  2004  and  2003, respectively.  The increase in the equity in net loss of affiliate is the result of the  acceleration of the Company's  equity pickup in Princeton to the date of the sale  (previously  done on a three  month lag) as well as an increase in the net loss generated by Princeton.  The sale of Princeton generated a capital loss for federal income tax purposes of approximately  $67 million and a book gain of approximately $5.8 million.

Princeton
            For the three  months  ended  June 30,  2003,  Princeton's  revenues totaled $9.2 million,  gross profit totaled $4.5 million,  loss from  operations totaled $2.1 million and net loss  totaled  $2.1  million.  For the eight months ended May 31, 2004 and nine months  ended June 30,  2003,  Princeton's  revenues totaled $16.7 million and $27.0 million, respectively, gross profit totaled $7.3 million and $12.9  million,  respectively,  loss from  operations  totaled  $9.2 million and $6.4  million,  respectively,  and net loss totaled $9.2 million and
$6.1 million, respectively.

Discontinued Operations
            In September 2003, the Company  recognized  income from the disposal of  discontinued  operations  of $0.2  million,  thereby  reducing  the accruals related to discontinued operations to zero as no known future liabilities exist.

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

Sublease
            On October 8, 2004, the Company entered into a sublease agreement to sublet  office space  previously  used as the Company's  corporate  headquarters located at 10101 Reunion Place Suite 970, San Antonio, Texas. Under the terms of the original lease the Company is obligated to make monthly rental  installments of  approximately  $3,000 through January 31, 2007, the expiration of the lease.
The  sublease  agreement  provides  for the  subtenant  to make  monthly  rental installments of approximately $2,500 per month through January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's  cash balance  increased to $15.1 million at September
30, 2004,  from $5.3 million at December 31, 2003.  The increase  relates to the receipt of $10.0 million in proceeds from the sale of the Company's  holdings in
Princeton and $5.0 million from the sale of preferred stock to Newcastle, offset by severance  payments  totaling $2.6 million made to Mr. Holmes and Mr. Tusa, a
$0.6 million  payment made to Mr. Holmes in connection  with a restricted  stock grant,  a $0.5 million  payment  related to the  termination of the split dollar
life  insurance   agreement  with  Mr.  Holmes,   $0.5  million  for  legal  and
professional  expenses  related to  completing  the proposed  liquidation  proxy
(which was subsequently

withdrawn) and completing the sale of preferred  stock to Newcastle and the cash portion of corporate  expenses of $1.0  million.  Capital  expenditures  totaled
$3,000  during the nine  months  ended  September  30,  2004.  The  Company  has
commenced  a  review  of  various  transactions   involving  former  management,
including,  among other  things,  the payment of  approximately  $600,000 to Mr.
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
lease, the remaining  minimum  undiscounted  rent payments total $3.8 million at
September  30,  2004.  The second  lease is related to office  space  located in
Austin,  Texas,  and  expires in 2010.  Under the  original  terms of the second lease, the remaining  minimum  undiscounted  rent payments total $7.4 million at
September 30, 2004.  The Company does not believe it is probable that it will be required to perform under these lease  guarantees,  and therefore,  no liability has been accrued in the Company's financial statements.  In conjunction with the
Transaction,  Platinum  agreed to indemnify  the Company  should the  underlying operating companies not perform under the terms of the office leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company is exposed to interest rate risk  primarily  through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with  changing  interest  rates as of September  30,  2004,  because the Company maintains a liquid  portfolio.  The Company  does not use  derivative  financial instruments in its operations.

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
Davis alleges that different director defendants breached their fiduciary duties to the Company. The allegations involve, among other things,  transactions with, and payments to, Mr. Holmes, and whether the Company operated as an unregistered investment  company.  The  Company  and the  other  directors  responded  to the
Complaint  by filing a motion to dismiss or stay the action on October  18, 2004 and on November 3, 2004 filed a memorandum of law in support of such  positions.
On October 27, 2004 the board of directors  appointed Messrs.  Pully, Risher and
Schwarz  to a special  litigation  committee  to  investigate  the claims of the plaintiff.  Prior to the filing of the  complaint,  the Company had  commenced a review of various  transactions  involving former management,  including,  among other things, the payment of approximately  $600,000 to Mr. Holmes in connection with a restricted stock agreement (see Note 7) and the  reimbursement of various
expenses  involving  meals  and  entertainment,   travel  and  other  reimbursed
expenses.

            The Company has been notified by counsel to both Messrs.  Holmes and
Tusa that each of Messrs. Holmes and Tusa believe that approximately $60,000 and
$34,000,  respectively,  are  owed  to  each  of  them  under  their  respective consulting  agreements.  In addition to notifying  both Messrs.  Holmes and Tusa that their consulting  services were not required,  both have also been notified that the  Company is  reviewing  various  transactions,  including,  among other things, the payment of approximately $600,000 to Mr. Holmes in connection with a restricted  stock  agreement  (See  Note 7) and  the  reimbursement  of  various
expenses  involving  meals  and  entertainment,   travel  and  other  reimbursed
expenses.  The Company  disputes that any additional  amounts are owed under the consulting agreements,  and therefore,  has not provided for such amounts in the accompanying financial statements for the period ended September 30, 2004.

            Pursuant to the purchase  agreement  entered into in connection with the Newcastle Transaction,  the Company agreed to indemnify the purchaser of the
Series A Preferred Stock from any liability,  loss or damage,  together with all costs and expenses  related thereto that the Company may suffer which arises out of affairs of the Company,  its Board of  Directors  or  employees  prior to the closing of the Newcastle Transaction.  The Company's obligation to indemnify may be  satisfied  at the option of the  purchaser  by issuing  additional  Series A
Preferred Stock to the purchaser, modifying the conversion price of the Series A
Preferred  Stock, a payment of cash or a redemption of Series A Preferred  Stock or a combination  of the  foregoing.  The Company and the purchaser have not yet determined  whether  events that have arisen  since the closing will trigger the indemnity provisions.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

            On June 18, 2004 the Company sold  4,807,692  newly issued shares of
Series A 4% convertible  preferred  stock,  to Newcastle  Partners,  L.P. for $5 million.  The  proceeds  are being used for general  corporate  purposes.  For a detailed  description of the  transaction and the powers,  preferences,  rights, qualifications  and  restrictions  of the  preferred  stock,  See  Note 2 to the
Condensed Consolidated Financial Statements. The issuance of the preferred stock was deemed to be exempt from  registration  under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as a  transaction  by an issuer not involving a public offering.  No underwriters were involved in the
Series A 4% convertible preferred stock issuance.

ITEM 6. EXHIBITS

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
32.1    Certification of Chief Executive Officer in Accordance with
        Section 906 of the Sarbanes-Oxley Act (filed herewith)
32.2    Certification of Chief Financial Officer in Accordance with
        Section 906 of the Sarbanes-Oxley Act (filed herewith)

99.1    Sublease agreement entered into by and between New Century Equity
        Holdings Corp., and the Law Offices of Alfred G. Holcomb P.C.

                          The accompanying notes are an
   integral part of these interim condensed consolidated financial statements.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, as  amended,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEW CENTURY EQUITY HOLDINGS CORP.
                                                         (Registrant)

Date:       November 15, 2004                   By: /S/ JOHN P. MURRAY
                                                    ----------------------------
                                                        John P. Murray
                                                    Chief Financial Officer
                                                    (Duly authorized and principal
                                                    financial officer)