Form 10-K
period 2004-12-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2005-03-31
CIK 1013706

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 (MARK ONE)
|X|      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the Fiscal Year ended December 31, 2004

|_|      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the Transition Period from ________ to ________

                         Commission File Number 0-28536

                             -----------------------

                        NEW CENTURY EQUITY HOLDINGS CORP.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                    74-2781950
                    --------                                    ----------
            (State or other jurisdiction of                   (IRS Employer
            incorporation or organization)                Identification Number)

   300 CRESCENT COURT, SUITE 1110, DALLAS, TEXAS                  75201
   ---------------------------------------------                  -----
    (Address of principal executive offices)                    (Zip Code)

                                 (214) 661-7488
                                 --------------
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
          SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
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

            Indicate by check mark if disclosure of delinquent  filers  pursuant to  Item  405 of  Regulation  S-K is  not  contained  herein,  and  will  not be contained,  to the best of the  Registrant's  knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. |X|

            Indicate by check mark  whether  the  Registrant  is an  accelerated
filer (as defined in Exchange Act Rule 12b-2). |_| Yes |X| No

            The aggregate market value of the Registrant's voting and non-voting common equity held by  non-affiliates  of the Registrant as of June 30, 2004 was
$11,386,024.

            As of March 30, 2005, the Registrant had 34,653,104 shares of Common
Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The  information   required  by  Part  III  of  this  Form  10-K  is
incorporated  by  reference  to portions of the  Registrant's  definitive  proxy statement  (the "Proxy  Statement") of the  Registrant's  2005 Annual Meeting of
Stockholders,  which is expected to be filed by the  Registrant  within 120 days after its fiscal year ended December 31, 2004.

================================================================================

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                            PAGE
                                                                            ----

                                     PART I

                                     PART II

Item 5.    Market for Registrant's Common Equity, and Related
           Stockholder Matters and Issuer Purchases of Equity Securities... 10
Item 6.    Selected Financial Data......................................... 12
Item 7.    Management's Discussion and Analysis of Financial Condition and

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................ 45
Item 9A.   Controls and Procedures......................................... 45
Item 9B.   Other Information............................................... 45

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............. 46
Item 11.   Executive Compensation.......................................... 46
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...................... 46
Item 13.   Certain Relationships and Related Transactions.................. 46
Item 14.   Principal Accountant Fees and Services.......................... 46

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules...................... 46

           Signatures...................................................... 50

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
FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC").
BASED  UPON  CHANGING  CONDITIONS,  SHOULD  ANY ONE OR MORE OF  THESE  RISKS  OR
UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT,
ACTUAL RESULTS MAY VARY MATERIALLY  FROM THOSE DESCRIBED  HEREIN AS ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

INTRODUCTION

            New Century  Equity  Holdings  Corp.  ("NCEH" or the "Company") is a
company in transition.  The Company is currently  seeking to redeploy its assets to enhance stockholder value and is seeking,  analyzing and evaluating potential acquisition  and merger  candidates.  In June  2004,  the  Company  sold all its interest in Princeton eCom Corporation  ("Princeton"),  which offers  electronic bill  presentment and payment  services via the Internet and telephone,  for $10 million.  The  Company  continues  to hold a small  equity  interest in publicly
traded  Sharps  Compliance  Corp.  ("Sharps"),   which  provides  cost-effective
medical-related disposal solutions for the healthcare,  retail,  residential and hospitality industries.

HISTORICAL OVERVIEW

            The Company,  which was  formerly  known as Billing  Concepts  Corp.
("BCC"), was incorporated in the state of Delaware in 1996. BCC was previously a wholly-owned  subsidiary of U.S. Long Distance  Corp.  ("USLD") and  principally provided third-party billing  clearinghouse and information  management services to the  telecommunications  industry (the  "Transaction  Processing and Software
Business").   Upon  its  spin-off   from  USLD,   BCC  became  an   independent,
publicly-held  company.  In October  2000,  the  Company  completed  the sale of several wholly-owned  subsidiaries that comprised the Transaction Processing and
Software Business to Platinum  Holdings  ("Platinum") for consideration of $49.7 million  (the  "Platinum  Transaction").  The  Company  also  received  payments totaling  $7.5 million for  consulting  services  provided to Platinum  over the twenty-four month period subsequent to the Platinum Transaction.

            Beginning  in  1998,  the  Company  made  multiple   investments  in
Princeton  totaling  approximately  $77.3  million  before  selling  all  of its interest for $10 million in June 2004.  The Company's  strategy,  beginning with its investment in Princeton,  of making investments in high-growth companies was also facilitated through several other investments.

            In November 1999, the Company  completed the  acquisition of FIData,
Inc. ("FIData"),  a company that provided Internet-based automated loan approval products  to the  financial  services  industry.  Total  consideration  for  the acquisition was  approximately  $4.2 million in cash and debt assumption and 1.1 million shares of the Company's common stock, par value $0.01 per share ("Common
Stock").  In October 2001, the Company exchanged 100% of its stock of FIData for
a  9%  equity  interest  in  Microbilt  Corporation  ("Microbilt"),   which  was

surrendered  in October 2003 in settlement  of a related  lawsuit (see Note 3 to the Consolidated Financial Statements).

            In March  2000,  the  Company  completed  the  purchase  of a voting preferred  stock  investment  of $6.0 million in  CoreINTELLECT,  a company that developed  and  marketed  internet-based  business-to-business  products for the acquisition,  classification,  retention and dissemination of  business-critical knowledge  and  information.  During  the year  ended  December  31,  2001,  the
Company's investment in CoreINTELLECT was reduced to $0 by the Company's portion of CoreINTELLECT's net losses. CoreINTELLECT ceased operations in August 2001.

            In August 2001, the Company  purchased  1,060,000  shares of Tanisys
Technology Inc.  ("Tanisys")  Series A Preferred Stock for $1.00 per share, in a
private  placement  financing.  Tanisys  designed,   manufactured  and  marketed
production  level  automated test equipment for a wide variety of  semiconductor memory  technologies.  The Company sold its interest in Tanisys in February 2003 for approximately $200,000.

            In October  2001,  the Company  purchased  700,000  shares of common stock of Sharps  for  $770,000.  In  January  2003,  the  Company  purchased  an additional  200,000  shares of common stock of Sharps for  $200,000.  In January
2004,  under the terms of a settlement  agreement in  connection  with a lawsuit against the Company,  the Company transferred 525,000 shares of the common stock of Sharps valued at approximately  $389,000 to a third party. As of December 31,
2004, the Company held 375,000 shares of the common stock of Sharps.

RECENT DEVELOPMENTS

            In March 2004, the Company filed  preliminary  proxy  materials with the SEC seeking stockholder approval of a liquidation of the Company. On June 2,
2004,  the  Company  announced  that it had  been in  discussions  with  various organizations that had expressed an interest in exploring strategic alternatives to the Company's  previously  proposed  plan of  liquidation.  The  contemplated transactions, proposed as alternatives to the previous plan of liquidation, were focused  on the  use of the  Company's  cash  and  operating  and  capital  loss carryforwards.  On June  10,  2004,  the  Company  amended  its  July  10,  1996
Shareholder  Rights  Agreement by reducing the Common Stock ownership  threshold for  triggering  the  distribution  of rights under such  agreement from fifteen percent to five  percent.  The purpose of such  amendment was to help ensure the preservation of the Company's net operating loss and capital loss carryforwards.
On June 18, 2004, the Company sold approximately 4.8 million newly issued shares of its Series A 4% Convertible  Preferred Stock (the "Series A Preferred Stock")
to Newcastle  Partners,  L.P.  ("Newcastle")  for $5.0  million (the  "Newcastle
Transaction"). Newcastle was exempted from the five percent ownership limitation in the Shareholder Rights Agreement.  In connection with the announcement of the
Newcastle  Transaction,  the  Company  announced  that the  Board  of  Directors determined  that it was not in the best interests of the Company's  stockholders to liquidate  the Company and withdrew  all proxy  materials  filed with the SEC related to the proposed liquidation.  At the time of the aforementioned  events, the Company's board of directors consisted of C. Lee Cooke, Jr., Gary D. Becker,
Justin L. Ferrero, Parris H. Holmes, Jr. and Stephen M. Wagner.

            The Series A Preferred Stock issued to Newcastle is convertible into approximately  thirty-five  percent  of the  Common  Stock at any time after the expiration of twelve months from the date of its issuance at a conversion  price of $0.26 per share of Common  Stock,  subject to adjustment  for  dilution.  The holders of the Series A Preferred  Stock are entitled to a four  percent  annual cash dividend (the "Preferred Dividends").  The Preferred Dividends shall accrue and shall be cumulative  from the date of initial  issuance of the shares of the
Series A Preferred  Stock,  whether or not  declared by the  Company's  board of directors.  In lieu of cash  dividends,  the holders of Series A Preferred Stock may elect to receive  such number of shares of Series A Preferred  Stock that is equal to the aggregate dividend amount divided by $1.04.

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
of the Newcastle Transaction.

            In conjunction with the Newcastle Transaction, (1) Parris H. Holmes,
Jr., Gary D. Becker,  and Stephen M. Wagner resigned from the board of directors and (2) Mr.  Holmes  resigned as the Chief  Executive  Officer and David P. Tusa resigned as the Chief Financial Officer,  Executive Vice President and Corporate
Secretary.  Pursuant to employment  agreements  executed  prior to the Newcastle
Transaction,  upon  their  resignation,  the  Company  paid  severance,  accrued vacation and other  amounts to Mr.  Holmes and Mr. Tusa  totaling  approximately
$2.1 million and $0.5 million,  respectively.  In addition,  the Company entered into consulting agreements with Mr. Holmes and Mr. Tusa through October 31, 2004 and  September  30,  2004,  respectively.  Mr.  Holmes  and Mr.  Tusa  were paid pro-rated  consulting  payments for the month of June 2004 in  conjunction  with their severance.  Thereafter, the Company engaged the consulting services of Mr.
Tusa for the month of July 2004 only (see Note 6 to the  Consolidated  Financial
Statements).

            Mark E. Schwarz,  currently the Chief Executive Officer and Chairman of Newcastle Capital  Management,  L.P.  ("Newcastle Capital  Management"),  and
Steven J. Pully,  currently the President of Newcastle Capital Management,  were appointed to fill the director positions vacated by Messrs.  Holmes,  Becker and
Wagner. Messrs. Schwarz and Pully were appointed as directors of the class whose terms of  office  expire  at the 2006  annual  meeting  of  stockholders  of the
Company.  Mr. Schwarz,  Mr. Pully and John P. Murray, Chief Financial Officer of
Newcastle Capital Management,  assumed positions as Chairman of the Board, Chief
Executive Officer and Chief Financial Officer, respectively, of the Company.

            Pursuant  to the  Newcastle  Transaction,  the  Company  was to have caused the number of directors serving on the board of directors to be increased and fixed at five (5) directors and an  additional  representative  of Newcastle was to have been  appointed  as a  director  of the class  whose  term of office expires at the 2004 annual  meeting of  stockholders  of the Company to fill the vacancy created by such expansion.  Newcastle has waived the requirement that an additional  representative  of Newcastle was to have been appointed by August 1,
2004.  On October 27,  2004,  the Company  announced  that James Risher had been appointed to the Company's  board of  directors.  Mr. Risher was also named as a member of the Company's audit committee.

            On August 11, 2004,  Craig  Davis,  allegedly a  stockholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
against  various former  directors and current  directors of the Company and the
Company  as  a  nominal  defendant.  See  "Item  3.  Legal  Proceedings"  for  a description of this matter.

RISK FACTORS

            The following paragraphs discuss certain factors that may affect the
Company's business,  financial condition and operating results. For the purposes of the following  paragraphs,  unless the context otherwise requires,  the terms
"we", "us" and "our" refer to NCEH. You should consider  carefully the risks and uncertainties  described  below and the other  information  in this report.  The risks  set  forth  below  are not the only  ones we face.  Additional  risks and uncertainties that we are not aware of or that we currently deem immaterial also may become  important  or impair our  business.  If any of the  following  risks actually occur, our business, financial condition and operating results could be materially  adversely  affected,  the  trading  price of our Common  Stock could decline and the likelihood of there being any potential  return to  stockholders would diminish.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

            As part of our  strategy  to limit  operating  losses and enable the
Company to redeploy its assets and use its cash and short-term investment assets to enhance stockholder value, we are pursuing a strategy of identifying suitable acquisition  candidates,  merger  partners or otherwise  developing new business operations.  We may  not be  successful  in  acquiring  such  a  business  or in operating  any  business  that we  acquire,  merge with or  develop.  Failure to redeploy  our assets  successfully  will  prevent us from  becoming  profitable.
Future cash expenditures are expected to consist of funding corporate  expenses, the costs  associated with  maintaining a public company,  expenses  incurred in pursuing and operating new business activities and litigation  expenses,  during which time operating losses are likely to be generated.

ANY ACQUISITIONS  THAT WE ATTEMPT OR COMPLETE COULD PROVE DIFFICULT TO INTEGRATE
OR REQUIRE A SUBSTANTIAL COMMITMENT OF MANAGEMENT TIME AND OTHER RESOURCES.

            Acquisitions  involve  a  number  of  unique  risks  including:  (i)
completing due diligence  successfully;  (ii) exposure to unforeseen liabilities of acquired  companies;  and (iii)  increased risk of costly and  time-consuming litigation,  including  stockholder  lawsuits. We may be unable to address these problems  successfully.  Moreover, our future operating results will depend to a
significant   degree  on  our  ability  to  integrate   acquisitions   (if  any)
successfully and manage  operations while also controlling our expenses.  We may be unable to  select,  manage or absorb or  integrate  any  future  acquisitions successfully,  particularly  acquisitions of large  companies.  Any acquisition, even if effectively integrated, may not benefit our stockholders.

WE MAY BE UNABLE TO REALIZE THE BENEFITS OF OUR NET  OPERATING  LOSS ("NOL") AND
CAPITAL LOSS CARRYFORWARDS.

            NOLs and capital losses may be carried forward to offset federal and state  taxable  income and  capital  gains,  respectively,  in future  years and eliminate  income taxes  otherwise  payable on such  taxable  income and capital gains, subject to certain adjustments. Based on current federal corporate income tax rates,  our NOL and capital loss  carryforwards,  if fully  utilized,  could provide a benefit to us of future tax savings. However, our ability to use these tax  benefits  in future  years will  depend  upon the  amount of our  otherwise taxable income and capital gains.  If we do not have  sufficient  taxable income and capital gains in future years to use the tax benefits before they expire, we will lose the benefit of these NOL and capital loss carryforwards,  permanently.
Consequently,  our ability to use the tax benefits  associated  with our NOL and capital loss will depend largely on our success in identifying  suitable  merger partners and/or  acquisition  candidates,  and once  identified,  consummating a merger with and/or acquisition of these candidates.

            Additionally, if we underwent an ownership change within the meaning of Sections 382 and 383 of the Internal  Revenue Code,  the NOL and capital loss carryforward  limitations  would  impose  an annual  limit on the  amount of the taxable  income and capital  gain that may be offset by our NOL and capital loss generated prior to the ownership  change.  If an ownership change were to occur, we would be unable to use a  significant  portion  of our NOL and  capital  loss carryforwards  to offset  taxable  income and  capital  gains.  In  general,  an ownership  change  occurs when,  as of any testing  date,  the  aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent  shareholders"  (within the meaning of Sections 382 and 383 of the
Internal Revenue Code) whose percentage  ownership of the stock has increased as of such  date  over the  lowest  percentage  of the  stock  owned  by each  such
"5-percent  shareholder" at any time during the three-year period preceding such date, is more than 50 percentage points. In general,  persons who own 5% or more of a corporation's stock are "5-percent shareholders," and all other persons who own less than 5% of a  corporation's  stock are  treated,  together as a single, public  group  "5-percent  shareholder,"  regardless  of  whether  they  own  an aggregate of 5% of a corporation's stock.

            The  amount  of NOL  and  capital  loss  carryforwards  that we have claimed  have not been  audited  or  otherwise  validated  by the U.S.  Internal
Revenue  Service.  The IRS could  challenge our calculation of the amount of our
NOL  and  capital  loss or our  determinations  as to  when a  prior  change  in ownership  occurred and other  provisions of the Internal Revenue Code may limit our ability to carry forward our NOL and capital loss to offset  taxable  income and capital gains in future years. If the IRS was successful with respect to any such  challenge,  the  potential  tax  benefit  of  the  NOL  and  capital  loss carryforwards to us could be substantially reduced.

ANY TRANSFER RESTRICTIONS IMPLEMENTED BY THE COMPANY TO PRESERVE OUR NOL MAY NOT
BE EFFECTIVE OR MAY HAVE SOME UNINTENDED NEGATIVE EFFECTS.

            The Company may seek to preserve its NOL and capital loss through an amendment of its certificate of incorporation  and/or bylaws, which would impose restrictions  on the  transfer of the  Company's  capital  stock.  Any  transfer restrictions  on the  Company's  capital stock will be designed to restrict only those transfers that could result in an impermissible  ownership change limiting our  ability  to  utilize  our NOL  and  capital  loss.  Although  any  transfer restriction imposed on our capital stock is intended to reduce the likelihood of an impermissible  ownership change,  there is no guarantee that such restriction would  prevent all  transfers  that would result in an  impermissible  ownership change.

            The  board  of  directors  adopted  an  amendment  to the  Company's
Shareholders  Rights Plan ("Rights  Plan") which  reduces the  triggering of the
Rights Plan from 15% of the Common  Stock to five  percent of the Common  Stock.
There is no  guarantee  that the  amendment  of the Rights  Plan will  prevent a stockholder from acquiring more than five percent of the Common Stock.

            Any  transfer  restrictions  will require any person  attempting  to acquire a significant  interest in the Company to seek the approval of our board of  directors.  This may have an  "anti-takeover"  effect  because  our board of directors may be able to prevent any future takeover.  Similarly,  any limits on the amount of capital stock that a stockholder  may own could have the effect of making  it more  difficult  for  stockholders  to  replace  current  management.
Additionally,  because transfer restrictions will have the effect of restricting a stockholder's ability to dispose of or acquire our Common Stock, the liquidity and market value of our Common Stock might suffer.

OUR STOCK IS ILLIQUID.

            Our stock is currently  quoted on the OTC Bulletin Board  ("OTCBB"), and has traded as low as $0.20 per share during 2004. Since our Common Stock was delisted  from a national  exchange  and is trading at a price  below  $5.00 per share,  it is subject to certain other rules of the  Securities  Exchange Act of
1934, as amended.

            Such  rules  require  additional  disclosure  by  broker-dealers  in connection with any trades involving a stock defined as a "penny stock".  "Penny stock" is defined as any non-Nasdaq  equity  security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a  disclosure  schedule  explaining  the penny stock  market and the risks  associated  with  that  market  before  entering  into  any  penny  stock transaction.  Disclosure is also required to be made about compensation  payable to  both  the  broker-dealer  and  the  registered  representative  and  current quotations  for the  securities.  The rules also impose  various sales  practice requirements  on  broker-dealers  who sell penny  stocks to  persons  other than established customers and accredited investors. For these types of transactions, the  broker-dealer  must  make  a  special  suitability  determination  for  the purchaser and must receive the  purchaser's  written  consent to the transaction prior  to  the  sale.  Finally,  monthly  statements  are  required  to be  sent disclosing recent price information for the penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting  transactions in our Common Stock.  This could severely limit the market  liquidity of our Common Stock and the ability of a  stockholder  to sell the Common Stock.

DEPENDENCE ON KEY PERSONNEL; POTENTIAL NEED FOR ADDITIONAL PERSONNEL.

            The Company's performance is substantially dependent on the services and on the performance of its officers and directors.  The Company's performance also depends on its ability to attract,  hire, retain, and motivate its officers and key employees.  The loss of the services of any of the executive officers or other key  employees  could  have a  material  adverse  effect on the  Company's business, prospects, financial condition, and results of operations. The Company has not entered into  employment  agreements  with any of its key  personnel and currently has no "Key Man" life insurance policies. The Company's future success may also depend on its ability to identify,  attract,  hire, train,  retain, and motivate  other highly  skilled  technical,  managerial,  marketing and customer service personnel.  Competition for such personnel is intense,  and there can be no assurance that the Company will be able to successfully  attract,  assimilate or retain sufficiently  qualified  personnel.  The failure to attract and retain the necessary  technical,  managerial,  marketing and customer service personnel could have a material adverse effect on the Company's business.

OUR  BUSINESS  COULD BE HARMED  IF THERE IS A  NON-FAVORABLE  RESOLUTION  TO THE
DERIVATIVE  ACTION COMMENCED AGAINST US BY CRAIG DAVIS OR IN OTHER LITIGATION OR
REGULATORY PROCEEDINGS AGAINST THE COMPANY.

            As  discussed  in  "Item  3.  Legal  Proceedings",  certain  of  the
Company's  former and existing  directors are defendants in a derivative  action filed by Craig Davis, who allegedly is a stockholder of the Company. The Company is a nominal  defendant.  The Company is currently funding legal expenses of the defendants  pursuant to  indemnification  arrangements that were in place during the respective  terms of each of the  defendants.  Among the claims filed by Mr.
Davis is a claim that the Company operated as an illegal  investment  company in violation of the Investment Company Act of 1940 (the "Investment  Company Act").
The Company  may have  violated  the  Investment  Company  Act in the past,  and although  the  Company  does not  believe  that it is  currently  violating  the
Investment  Company  Act,  there can be no  assurance  that the  Company  is not currently  in  violation  of, or in the future will not be in  violation  of the
Investment  Company Act. In the event the SEC or a court took the position  that we were an investment company,  our failure to register as an investment company would not only raise the  possibility of an enforcement or other legal action by the SEC and potential fines and penalties,  but also could threaten the validity of corporate  actions and contracts entered into by us during the period we were deemed to be an  unregistered  investment  company,  among  other  remedies.  An adverse outcome in the lawsuit filed by Mr. Davis or any other claim,  which may arise in the ordinary course of our business, may result in significant monetary damages,  a liquidation of the Company's assets or injunctive relief against us, among other remedies.  While  management  currently  believes that resolving the lawsuit  filed by Mr.  Davis  will not have a  material  adverse  impact  on our financial  position or results of operations,  litigation is subject to inherent uncertainties  and management's  view of these matters may change in the future.
There  exists the  possibility  of a material  adverse  impact on our  financial position and the results of operations  for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

EMPLOYEES

            As of December 31, 2004, the Company had two employees.  None of the
Company's  employees are represented by a union.  The Company  believes that its employee relations are good.

ITEM 2.  PROPERTIES

            In February 2004, the Company leased approximately 1,700 square feet of space at 10101 Reunion Place, Suite 970, San Antonio,  Texas, which served as the corporate  headquarters  from April 2004 until September 2004. On October 8,
2004, the Company  entered into a sublease  agreement to sublet the office space located at 10101 Reunion Place,  Suite 970, San Antonio,  Texas. Under the terms of the  original  lease,  the  Company  is  obligated  to  make  monthly  rental installments of approximately $3,000 through January 31, 2007, the expiration of the lease.  The sublease  agreement  provides for the  subtenant to make monthly rental installments of approximately  $2,500 per month through January 31, 2007.
The  Company's  corporate  headquarters  are  currently  located at 300 Crescent
Court, Suite 1110, Dallas, Texas 75201, which are also the offices of Newcastle.
Pursuant to an oral  agreement,  the Company  subleases a portion of Newcastle's space on a month-to-month basis at no charge.

ITEM 3.  LEGAL PROCEEDINGS

            On August 11, 2004,  Craig  Davis,  allegedly a  stockholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
(the  "Complaint").  That Complaint  asserts direct claims,  and also derivative claims on the Company's behalf,  against five former and three current directors of the Company.  The  individual  defendants  are Parris H. Holmes,  Jr., C. Lee
Cooke,  Jr., Justin L. Ferrero,  Gary D. Becker,  J. Stephen Barley,  Stephen M.
Wagner, Mark E. Schwarz and Steven J. Pully; the Company is a nominal defendant.
In his Complaint,  Mr. Davis seeks the appointment of a receiver for the Company under Section 226(a) of the Delaware General Corporation Law and other remedies.
Mr. Davis alleges that different  director  defendants  breached their fiduciary duties to the Company. The allegations involve, among other things, transactions with,  and  payments  to, Mr.  Holmes,  and whether  the Company  operated as an unregistered investment company. The Company is currently funding legal expenses of the defendants  pursuant to  indemnification  arrangements that were in place during the respective terms of each of the defendants.

            The Company and certain of the defendants responded to the Complaint by filing a motion to  dismiss or stay the  action on  October  18,  2004 and on
November 3, 2004 filed a  memorandum  of law in support of such  positions.  The motion to dismiss filed by the Company and various  defendants  was heard by the
Chancery  Court of New Castle  County,  Delaware on January 18, 2005.  The court denied the motion to dismiss. On February 23, 2005, Mr. Davis filed a motion for the  appointment  of a receiver.  The Company plans to  vigorously  contest this motion.

            On October 27, 2004, the board of directors appointed Messrs. Pully,
Risher and Schwarz to a special  litigation  committee to investigate the claims of the  plaintiff.  Prior  to the  filing  of the  Complaint,  the  Company  had commenced an investigation of various transactions  involving former management, including,  among other  things,  the payment of  approximately  $600,000 to Mr.
Holmes in  connection  with a  restricted  stock  agreement  (see Note 16 to the
Consolidated  Financial  Statements) and the  reimbursement  of various expenses involving meals and entertainment, travel and other reimbursed expenses. As part of the  investigative  work  commenced by the Company prior to the filing of the
Complaint,  the Company sought reimbursement from Mr. Holmes for various amounts paid to him. The Company and Mr.  Holmes were unable to agree on the amount that
Mr. Holmes should reimburse the Company.

            The Company has been notified by counsel to both Messrs.  Holmes and
Tusa that each of Messrs. Holmes and Tusa believe that approximately $60,000 and
$34,000,  respectively,  are  owed  to  each  of  them  under  their  respective consulting  agreements.  In addition to notifying  both Messrs.  Holmes and Tusa that  their  consulting  services  were  not  required  and  that no  obligation therefore  existed  under  their  respective  agreements,  both  have  also been notified  that the Company is  investigating  various  transactions,  including, among other  things,  the  payment of  approximately  $600,000 to Mr.  Holmes in connection with a restricted  stock  agreement (see Note 16 to the  Consolidated
Financial  Statements) and the reimbursement of various expenses involving meals and entertainment,  travel and other reimbursed  expenses.  The Company disputes that any  additional  amounts  are owed  under the  consulting  agreements  and, therefore,  has not  provided  for such  amounts in the  accompanying  financial statements for the period ended December 31, 2004.

            Pursuant  to  the  Newcastle  Transaction,  the  Company  agreed  to indemnify  Newcastle as the purchaser of the Series A Preferred Stock,  from any liability,  loss or damage, together with all costs and expenses related thereto that the  Company may suffer  which  arises out of affairs of the  Company,  its board  of  directors  or  employees  prior  to  the  closing  of  the  Newcastle
Transaction.  The  Company's  obligation  to  indemnify  may be satisfied at the option of the purchaser by issuing  additional  Series A Preferred  Stock to the purchaser,  modifying the  conversion  price of the Series A Preferred  Stock, a payment of cash or a redemption of Series A Preferred  Stock or a combination of the foregoing.  The Company and the purchaser  have not yet  determined  whether events that have arisen since the closing will trigger the indemnity provisions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the fourth quarter of fiscal 2004, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S  COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS
         AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

            The Company's  Common Stock, par value $0.01 per share, is currently quoted on the OTCBB under the symbol "NCEH.OB". From June 21, 2002 to October 9,
2003, the Common Stock was quoted on the Nasdaq SmallCap Market under the symbol
"NCEH".  From February 8, 2001 to June 20, 2002,  the Common Stock was quoted on the Nasdaq National  Market under the symbol "NCEH".  The table below sets forth the high and low bid prices for the Common  Stock from  January 1, 2003  through
December 31, 2004. These price quotations reflect inter-dealer  prices,  without retail  mark-up,  mark-down or  commission,  and may not  necessarily  represent actual transactions:

                                                       High             Low
                                                       ----             ---
            Year Ended December 31, 2003:
               1st Quarter                             $0.45           $0.27
               2nd Quarter                             $0.59           $0.19
               3rd Quarter                             $0.75           $0.20
               4th Quarter                             $0.52           $0.27

            Year Ended December 31, 2004:
               1st Quarter                             $0.39           $0.20
               2nd Quarter                             $0.35           $0.22
               3rd Quarter                             $0.34           $0.24
               4th Quarter                             $0.34           $0.23

STOCKHOLDERS

            As of March 30, 2005,  there were 34,653,104  shares of Common Stock outstanding, held by 517 holders of record. The last reported sales price of the
Common Stock on March 30, 2005 was $.24 per share.

DIVIDEND POLICY

            The Company has never  declared  or paid any cash  dividends  on its
Common  Stock.  The Company may not pay dividends on its Common Stock unless all declared and unpaid  Preferred  Dividends have been paid. In addition,  whenever the Company shall  declare or pay any dividend on its Common Stock,  the holders of Series A Preferred  Stock are entitled to receive such Common Stock dividends on a ratably as-converted basis.

RECENT SALE OF UNREGISTERED SECURITIES

            On June 18, 2004, the Company sold  approximately  4.8 million newly issued shares of its Series A 4%  Convertible  Preferred  Stock to Newcastle for
$5.0 million.  The offer, sale and issuance of the Series A Preferred Stock were exempt from the registration  requirements of Section 5 of the Securities Act of
1933,  as amended.  Reference  is made to the Form 8-K filed by the Company with the SEC on June 30, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

            The following table presents  selected  financial and other data for the Company.  The statement of operations  data for the years ended December 31,
2004, 2003,  2002, 2001, the transition  quarter ended December 31, 2000 and the year ended  September  30, 2000,  and the balance  sheet data as of December 31,
2004,  2003,  2002,  2001 and 2000 presented  below are derived from the audited
Consolidated  Financial  Statements of the Company. The data presented below for the years ended  December 31, 2004,  2003 and 2002 should be read in conjunction with the Consolidated  Financial Statements and the notes thereto,  Management's
Discussion and Analysis of Financial Condition and Results of Operations and the
other financial information included in this report.

                                                                                                        Quarter(1)     Year
                                                                              Year Ended                  Ended        Ended
                                                             ----------------------------------------     -----      ---------
                                                                              December 31,                           Sept. 30,
                                                          -----------------------------------------------------      ---------
(in thousands, except per share data)                        2004         2003        2002      2001       2000         2000
                                                             ----         ----        ----      ----       ----         ----
Consolidated Statement of Operations Data:
Operating revenues ..................................     $   --        $   --     $     --   $    502   $   163      $    410
Gross (loss) profit .................................         --            --           --        (62)       10            61
Operating loss from continuing operations ...........       (4,854)       (3,174)    (3,560)   (14,590)   (2,316)      (16,303)
Net loss from continuing operations .................       (1,903)       (6,486)   (18,538)   (38,328)   (5,086)      (26,579)
Net loss from discontinued
  operations, net of income taxes ...................         --            --         (962)       (98)       --        (6,565)
Net (loss) income from disposal of
  discontinued operations, net of income
  taxes .............................................         --             (30)     2,254      2,385        --        (9,277)
Net loss ............................................       (1,903)       (6,516)   (17,246)   (36,041)  (36,041)      (42,421)
Preferred stock dividend ............................         (107)         --           --         --        --            --
Net loss applicable to common stockholders ..........       (2,010)       (6,516)   (17,246)   (36,041)  (36,041)      (42,421)

Basic and diluted net (loss) income per common share:
  Net loss from continuing operations ...............     $   (.06)     $  (0.19)   $ (0.54)  $  (1.10)  $ (0.13)     $  (0.67)
  Net loss from discontinued
   operations, net of income taxes ..................         --            --        (0.03)        --        --         (0.16)
  Net (loss) income from disposal of
   discontinued operations, net of
   income taxes .....................................         --            --         0.07       0.07        --         (0.23)
  Net loss ..........................................     $   (.06)     $  (0.19)   $ (0.50)  $  (1.03)  $ (0.13)     $  (1.06)

Dividends per common share ..........................     $   --        $   --      $    --   $     --   $    --      $     --

Weighted average common shares
  outstanding .......................................       34,653        34,379     34,217     34,910    38,737        39,909

                                                                                   December 31,
                                                           -------------------------------------------------------------------
(in thousands)                                                2004        2003        2002       2001      2000
                                                              ----        ----        ----       ----      ----
Consolidated Balance Sheet Data:
Working capital.....................................      $  14,428     $  4,357    $  8,454  $  9,532   $32,454
Total assets........................................         15,095       13,036      20,124    39,577    81,176
Long-term obligations and redeemable
   preferred stock..................................              2           --          --        --        --
Additional paid-in capital..........................         75,428       70,476      70,346    70,342    90,403
(Accumulated deficit) Retained earnings.............      $ (61,107)    $(59,097)   $(52,581) $(35,335)  $   706

(1)  The quarter ended December 31, 2000 represents the  three-month  transition period between fiscal years 2001 and 2000.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

            The  following  discussion  should be read in  conjunction  with the
Business section discussion, the Consolidated Financial Statements and the Notes
thereto and the other financial information included elsewhere in this Report.

            In June 2004, the Company sold all its interest in Princeton for $10 million,  which  comprised  the  largest  asset of the  Company.  As part of the
Company's  strategy to  redeploy  the assets of the Company and use its cash and short-term  investments to enhance  stockholder  value,  the Company is seeking, analyzing and evaluating potential acquisition and merger candidates. Therefore, the  information  appearing  below,  which  relates  to  prior  periods,  is not indicative  of the results  which may be expected  for any  subsequent  periods.
Until  the  Company  completes  the  transition  of its  business,  the  Company currently  expects  future periods to consist  principally of funding  corporate expenses,  the costs  associated  with  maintaining a public  company,  expenses incurred in pursuing new business activities and litigation expenses.

CONTINUING OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. During the year ended December 31, 2004,
SG&A  expenses  totaled $4.8 million,  compared to $3.0 million  during the year ended  December  31, 2003 and $3.4  million  during the year ended  December 31,
2002.  SG&A  expenses for year ended  December 31, 2004 included a total of $2.6 million of  severance  paid to Parris H.  Holmes,  Jr.  and David P.  Tusa,  the
Company's   former  Chief  Executive   Officer  and  Chief  Financial   Officer,
respectively.   SG&A   expenses   also  included  $0.7  million  for  legal  and
professional  expenses,  of which $0.2 million relates to the derivative  action filed by Craig Davis (see "Part I - Item 3. Legal Proceedings") and $0.5 million relates to completing the proposed proxy statement seeking stockholder  approval to liquidate the Company (which was  subsequently  withdrawn) and completing the
Newcastle Transaction.  See "Part I-Item 1. Business" for a detailed description of the Newcastle Transaction.

            In November 2001,  the Company  entered into an Amended and Restated
Employment  Agreement  ("Employment  Agreement") with Parris H. Holmes, Jr., the
Company's then Chairman and Chief Executive  Officer.  As part of the Employment
Agreement,  the Company  entered into a Split-Dollar  Life  Insurance  Agreement
("Insurance  Agreement") with a trust  beneficially owned by Mr. Holmes pursuant to which  the  Company  paid the  annual  insurance  premium  of  $172,000.  The underlying  life insurance  policy had a face value of $4.5 million and required remaining  annual premium payments  through March 2012 totaling  $1,548,000.  In
December  2003,  Mr.  Holmes  and the  Company  agreed to amend  the  Employment
Agreement and terminate the  provisions of the Employment  Agreement  related to the  Insurance  Agreement  in  exchange  for  payments by the Company to, and on behalf of, Mr.  Holmes  totaling  $699,391  in cash.  Accordingly,  the  Company assigned to Mr.  Holmes,  and Mr. Holmes  assumed,  all future  obligations  and benefits related to the Insurance Agreement.  Mr. Holmes released and discharged the Company from any further  obligation  to provide or fund any life  insurance for the benefit of Mr.  Holmes,  including the Insurance  Agreement.  The entire
$0.7 million is included in SG&A during the year ended  December  31,  2003.  In
December  2003,  $0.2 million of the total $0.7 million was paid.  The remaining
$0.5 million was accrued at December 31, 2003 and paid in January 2004.

DEPRECIATION AND AMORTIZATION

            Depreciation  and  amortization  expense is incurred with respect to
certain  assets,  including  computer  hardware,   software,  office  equipment,
furniture,  goodwill and other  intangibles.  During the year ended December 31,
2004,  depreciation  and  amortization  expense  totaled  $28,000,  compared  to
$153,000  during the year ended  December 31, 2003 and $157,000  during the year ended  December 31, 2002. The decrease in  depreciation  and  amortization  from prior periods is principally the result of fixed asset sales.

INTEREST INCOME

            Interest income totaled  $121,000 during the year ended December 31,
2004,  compared to $77,000 and $158,000 during the years ended December 31, 2003 and 2002, respectively. The increase in interest income in 2004 was attributable to higher cash  balances  available for  short-term  investment as the Company's cash  resources  were  increased by the  Newcastle  Transaction  and the sale of
Princeton (see Notes 1 and 3 to the Consolidated Financial Statements).

EQUITY IN NET LOSS OF AFFILIATES

            Equity in net loss of  affiliates  totaled $3.0  million  during the year ended December 31, 2004,  compared to $2.7 million and $18.9 million during the years ended  December  31, 2003 and 2002,  respectively.  In June 2004,  the
Company sold all of its holdings in  Princeton,  which  offers  electronic  bill presentment and payment  services via the Internet and telephone.  See PRINCETON caption below for Princeton's summarized results of operations.

GAIN ON SALE OF EQUITY AFFILIATE

            The sale of Princeton  generated a capital  loss for federal  income tax purposes of approximately $67 million and a book gain of approximately  $5.8 million.

IMPAIRMENT OF INVESTMENTS

            During the year ended December 31, 2003,  the Company  evaluated the realizability  of its  investment  in Sharps in  accordance  with  Statement  of
Financial  Accounting  Standards  ("SFAS")  No.  115,  "Accounting  for  Certain
Investments in Debt and Equity Securities". The Company compared the fair market value of its  investment  in Sharps to the carrying  value of the  investment to determine the impairment.  Based upon the current fair market value, the Company determined  that its  investment  in Sharps  was  permanently  impaired  by $0.3 million and, accordingly,  recorded an impairment write-down,  which is included in other income (expense) as impairment of investments in affiliates.

LITIGATION SETTLEMENT

            During the year ended December 31, 2003, net other expense  includes a  litigation  settlement  of $0.3  million,  representing  the  transfer of the
Company's investment in Microbilt to Bristol Investments,  Ltd. ("Bristol").  In
April 2003, the Company  received  notice that Bristol and Microbilt  filed suit against the  Company and one of its  officers  alleging  breach of contract  and misrepresentation  in  conjunction  with the October  2001 merger of FIData into
Microbilt.  In October 2003, the Company  settled the suit by  surrendering  its ownership of the common stock of Microbilt to Bristol.  This settlement resolves all claims brought by and against the Company and the officer.

CONSULTING INCOME

            In October 2000, the Company completed the Platinum Transaction.  In conjunction with the Platinum  Transaction,  the Company also received  payments totaling $3.1 million for consulting  services  provided to Platinum  during the year ended December 31, 2002.

INCOME TAXES

            As a result of the operating  losses  incurred in recent  years,  no provision or benefit for income taxes was recorded for the years ended  December
31, 2004, 2003 and 2002.

PRINCETON

Princeton's  statements of  operations  for the eight months ended May 31, 2004, and the twelve  months  ended  September  30,  2003 and 2002,  have been used to calculate  the  equity  in net loss  recorded  in the  Company's  statements  of operations for the years ended December 31, 2004,  2003 and 2002,  respectively.
In June 2004,  the Company sold all its  interest in Princeton  for $10 million.
The  sale   generated  a  capital  loss  for  federal  income  tax  purposes  of approximately $67 million and book gain of approximately $5.8 million.

            Princeton's summarized statements of operations are as follows:

                                      Eight
                                   Months Ended           Year Ended
                                      May 31,            September 30,
            (in thousands)             2004           2003          2002
                                     --------      ---------     ---------
            Revenues ...........     $ 16,695      $ 35,309      $ 28,559
            Gross profit .......        7,258        16,026        11,300
            Loss from operations       (9,188)       (7,965)      (30,234)
            Net loss ...........       (9,214)       (7,674)      (32,462)

DISCONTINUED OPERATIONS

NET LOSS FROM DISCONTINUED OPERATIONS

            Tanisys'  statement of operations  for the year ended  September 30,
2002,  including  adjustments made under the purchase method of accounting,  was consolidated  in the  Company's  statement  of  operations  for the  year  ended
December  31,  2002.  Tanisys'  statement  of  operations   consolidated  herein
(presented as net loss from discontinued operations) is as follows:

                                                       Year ended
                                                      September 30,
                                                          2002
                                                          ----
      (in thousands)
      Operating revenues ..........................     $ 2,619
      Operating expenses:
       Cost of revenues ...........................       1,999
       Selling, general and administrative expenses       1,511
       Research and development expenses ..........       1,506
       Depreciation and amortization expense ......         139
                                                        -------
        Operating loss from discontinued operations      (2,536)
      Other income (expense):
       Interest income ............................           5
       Interest expense ...........................        (816)
       Other income (expense), net ................          83
       Minority interest in consolidated affiliate        2,302
                                                        -------
        Total other income, net ...................       1,574
                                                        -------
      Net loss from discontinued operations........     $  (962)
                                                        =======

            Operating  revenues  were  comprised  of sales  of  production-level equipment along with related hardware and software, less returns and discounts.

            Costs of revenues were  comprised of the costs of all components and materials  purchased for the  manufacture of products,  direct labor and related overhead costs.  Cost of revenues for the year ended September 30, 2002 included a $0.5  million  inventory  write-down  for excess and obsolete  inventories  of
Tanisys due to the decline in the semiconductor  industry and the uncertainty of future sales volumes.

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

NET (LOSS) INCOME FROM DISPOSAL OF DISCONTINUED OPERATIONS

            During the year ended  December 31, 2003,  net loss from disposal of discontinued  operations is comprised of income of $0.2 million from the sale of
Tanisys and $0.2 million from the reduction of accruals  related to discontinued
operations,  offset by expense of $0.4 million to settle  claims  related to the
April 2000  acquisition of Operator  Service  Company  ("OSC").  In exchange for approximately  $0.2 million,  the Company sold its preferred stock in Tanisys to
ATE Worldwide LLC, whose majority  stockholder is a leader in the  semiconductor testing equipment market.  Based upon estimates of future liabilities related to the divested entities classified as discontinued operations, the Company reduced its related accruals to $0 and accordingly,  recorded $0.2 million as income. In
January 2004,  the Company  entered into an agreement  with the former  majority stockholders  of OSC to settle all claims related to the April 2000  acquisition of OSC by the Company. Under the terms of the agreement, the Company transferred to the former OSC majority  stockholders  525,000  shares of the common stock of
Sharps  owned by the  Company,  which  resulted in a non-cash  charge in 2003 of approximately $0.4 million in conjunction with the settlement agreement.

            During the year ended December 31, 2002, net income from disposal of discontinued  operations  is comprised  of income of $2.2 million  related to an income tax refund and $0.1 million from the reduction of accruals related to the divested entities classified as discontinued operations (based upon estimates of future  liabilities  at that time).  During 2002,  the Company filed its federal income tax return  with the  Internal  Revenue  Service  for the tax fiscal year ended September 30, 2001 (which includes the Platinum  Transaction  completed in
October 2000) and received a refund claim totaling $2.2 million.  The income tax refund is included in net income from disposal of discontinued operations as the refund relates to those companies sold in the Platinum Transaction.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash balance and short-term  investments  increased to
$14.6 million at December 31, 2004,  from $5.3 million at December 31, 2003. The increase  relates to the receipt of $10.0  million in proceeds  from the sale of the Company's  holdings in Princeton and $5.0 million from the sale of preferred stock to Newcastle,  offset by severance  payments totaling $2.6 million made to
Mr. Holmes and Mr. Tusa, a $0.6 million payment made to Mr. Holmes in connection with a restricted stock grant, a $0.5 million payment related to the termination of the split dollar life insurance  agreement with Mr. Holmes,  $0.5 million for legal and professional  expenses related to completing the proposed  liquidation proxy (which was  subsequently  withdrawn)  and completing the sale of preferred stock to Newcastle,  $0.2 million for legal and professional fees related to the lawsuit filed by Craig Davis and the cash portion of corporate  expenses of $1.3 million.  Capital expenditures totaled $3,000 during the year ended December 31,
2004.

            During 2005, the Company's  operating cash  requirements is expected to consist principally of funding corporate expenses,  the costs associated with maintaining a public  company,  expenses  incurred in pursuing and operating new business  activities  and  litigation  expenses.  The  Company  expects to incur additional  operating  losses through fiscal 2005, which will continue to have a negative impact on liquidity and capital resources.

LEASE GUARANTEES

            In October 2000,  the Company  completed  the Platinum  Transaction.
Under  the terms of the  Platinum  Transaction,  all  leases  and  corresponding obligations  associated  with the Transaction  Processing and Software  Business were  assumed  by  Platinum.  Prior to the  Platinum  Transaction,  the  Company
guaranteed two operating leases for office space of the divested companies.  The first  lease is  related to office  space  located in San  Antonio,  Texas,  and expires in 2006.  Under the  original  terms of the first lease,  the  remaining minimum  undiscounted rent payments total $3.3 million at December 31, 2004. The second lease is related to office space located in Austin, Texas, and expires in
2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted  rent  payments  total  $7.1  million  at  December  31,  2004.  In conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
The Company does not believe it is probable  that it will be required to perform under these lease  guarantees and,  therefore,  no liability has been accrued in the Company's financial statements.

OFF-BALANCE-SHEET ARRANGEMENTS

            The Company  guaranteed  two  operating  leases for office space for certain of its wholly-owned  subsidiaries prior to the Platinum Transaction (see
Liquidity and Capital Resources-Lease Guarantees above).

CONTRACTUAL OBLIGATIONS

            The Company's contractual obligations are as follows (in thousands):

                                                           Payments due by period
                                 --------------------------------------------------------------------
                                                Less than                                 More than
    Contractual Obligations          Total        1 year      1-3 years   3-5 years        5 years
--------------------------------  -----------   -----------   ---------   ---------      -----------

Long-term debt obligations ..      $     2       $    --       $    2     $     --       $     --
Capital lease obligations ...           --            --           --           --             --
Operating lease obligations .           75            36           39           --             --
Purchase obligations ........           --            --           --           --             --
Other long-term liabilities
   reflected on balance sheet
   under GAAP ...............           --            --           --           --             --
                                   -------       -------       ------     ----------     ---------
Total .......................      $    77       $   $36       $   41     $     --       $     --
                                   =======       =======       ======     ==========     =========

            The  operating  lease  obligations  reflected  in  the  table  above represent the Company's lease for office space, which is discussed further under
Item 2 of this annual report.

SEASONALITY

            The Company's current  operations are not significantly  affected by seasonality.

EFFECT OF INFLATION

            Inflation  has not been a material  factor  affecting  the Company's business.  General  operating  expenses,  such as salaries,  employee  benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

NEW ACCOUNTING STANDARDS

            During  December  2004,  the Financial  Accounting  Standards  Board
("FASB")  issued  Statement  of Financial  Accounting  Standard No. 123 (revised
2004)   "Share-Based   Payment"  (SFAS  123R).  SFAS  123R  replaces  SFAS  123,
"Accounting  for  Stock-Based  Compensation",  and  supercedes  APB  Opinion 25,
"Accounting  for Stock Issued to Employees  ("APB 25").  SFAS 123R requires that the cost of share-based payment transactions with employees be recognized in the financial  statements as compensation  cost. That cost will be measured based on the fair value of equity or liability  instrument issued. SFAS 123R is effective for the Company beginning  September 1, 2005. The Company currently accounts for stock options issued to employees under APB 25.

            In December 2004, the FASB issued Statement of Financial  Accounting
Standard No. 153  "Exchanges of Nonmonetary  Assets-An  Amendment of APB Opinion
No. 29 ("SFAS 153").  The amendments made by SFAS 153 are based on the principle that exchanges on nonmonetary  assets should be measured based on the fair value of  the  assets  exchanged.  The  provisions  in  SFAS  153  are  effective  for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15,
2005.  Early  application  is permitted  and  companies  must apply the standard prospectively. The Company has determined that SFAS 153 will not have a material impact on the  consolidated  results of operations,  financial  position or cash flows.

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

            The first exception existed with respect to the Company's  ownership interest in Princeton.  As of December 31, 2001,  the Company owned 57.4% of the outstanding  shares of Princeton but the voting  control was only  temporary and the  Company  did not have the ability to  exercise  control  over the  decision making of Princeton.  Therefore,  the Company did not  consolidate the financial statements  of  Princeton  into the  consolidated  financial  statements  of the
Company.  Accordingly,  the Company recorded its interest in Princeton under the equity method of accounting. As of December 31, 2003, the Company owned 34.0% of the  outstanding  shares of  Princeton.  In June 2004,  the Company sold all its interest in Princeton for $10 million.

            The second exception existed with respect to the Company's ownership interest in Tanisys.  As of December 31, 2002, the Company's  ownership interest was only 36.2%.  However, the Company exercised control over the decision making of Tanisys. Therefore, Tanisys was consolidated into the financial statements of the Company. The Company sold its interest in Tanisys in February 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to interest rate risk  primarily  through its portfolio of cash equivalents and short-term  investments.  The Company does not believe  that it has  significant  exposure  to  market  risks  associated  with changing interest rates as of December 31, 2004, because the Company's intention is to maintain a liquid portfolio. The Company does not use derivative financial instruments in its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The  Consolidated  Financial  Statements  of the  Company,  and  the
related reports of the Company's  independent  public accountants  thereon,  are included in this report at the page indicated.

                                                                                              Page
                                                                                              ----

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002     24
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2004, 2003 and 2002 ......................................................     25
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002     26
Notes to Consolidated Financial Statements ...............................................     27

                              REPORT OF MANAGEMENT

            The  financial  statements  included  herein  have been  prepared in conformity with accounting principles generally accepted in the United States of
America.  Management is  responsible  for preparing the  consolidated  financial statements  and  maintaining  and  monitoring  the Company's  system of internal accounting  controls.  The Company believes that the existing system of internal controls provides reasonable  assurance that errors or irregularities that could be material to the financial  statements are prevented or would be detected in a timely manner. Key elements of the Company's system of internal controls include
careful   selection  of  management   personnel,   appropriate   segregation  of
conflicting  responsibilities,  periodic  evaluations  of Company  financial and business practices, communication practices that provide assurance that policies and managerial  authorities are understood  throughout the Company, and periodic meetings  between the Company's audit  committee,  senior  financial  management personnel and independent public accountants.

            The consolidated  financial statements as of and for the years ended
December 31,  2004,  2003 and 2002,  were  audited by Burton  McCumber & Cortez,
L.L.P.,  independent  public  accountants,  who have also issued a report on the consolidated financial statements.

/s/ STEVEN J. PULLY
-------------------
Steven J. Pully
   CHIEF EXECUTIVE OFFICER

/s/ JOHN P. MURRAY
------------------
John P. Murray
  CHIEF FINANCIAL OFFICER

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
New Century Equity Holdings Corp.

We have  audited the  accompanying  consolidated  balance  sheets of New Century
Equity Holdings Corp. (a Delaware  corporation)  and Subsidiaries as of December
31,  2004 and 2003,  and the  related  consolidated  statements  of  operations, stockholders'  equity and cash flows for the years ended December 31, 2004, 2003 and 2002.  These financial  statements are the  responsibility  of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting  Oversight  Board (U.S.).  Those  standards  require that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the consolidated  financial  position of New
Century Equity Holdings Corp. and Subsidiaries as of December 31, 2004 and 2003,
and the  consolidated  results of their operations and their  consolidated  cash flows for the years ended  December 31, 2004,  2003 and 2002 in conformity  with accounting principles generally accepted in the United States of America.

                                        /s/ BURTON McCUMBER & CORTEZ, L.L.P.
                                        ----------------------------------------

Brownsville, Texas
March 16, 2005

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,
                                                                              2004           2003
                                                                           ---------      ---------

                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................     $  1,716      $  5,330
  Accounts receivable ................................................         --              28
  Prepaid and other assets ...........................................          145           309
  Short-term investments .............................................       12,895          --
                                                                           --------      --------

   Total current assets ..............................................       14,756         5,667
Property and equipment ...............................................          183           616
Accumulated depreciation .............................................         (176)         (533)
                                                                           --------      --------

  Net property and equipment .........................................            7            83
Other non-current assets .............................................            6            53
Investments ..........................................................          326         7,233
                                                                           --------      --------

  Total assets .......................................................     $ 15,095      $ 13,036
                                                                           ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................     $     45      $     58
  Accrued liabilities ................................................          283         1,252
                                                                           --------      --------

   Total current liabilities .........................................          328         1,310
Other non-current liabilities ........................................            2          --
                                                                           --------      --------

   Total liabilities .................................................          330         1,310
Commitments and contingencies
Stockholders' equity:
  Preferred stock,  $0.01 par value, 10,000,000 shares authorized;
   4,807,692 Shares designated as Series A convertible preferred stock
   issued and outstanding ............................................           48          --
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   34,653,104 shares issued and outstanding ..........................          347           347
  Additional paid-in capital .........................................       75,428        70,476
  Accumulated deficit ................................................      (61,107)      (59,097)
  Accumulated other comprehensive income .............................           49          --
                                                                           --------      --------

   Total stockholders' equity ........................................       14,765        11,726
                                                                           --------      --------

     Total liabilities and stockholders' equity ......................     $ 15,095      $ 13,036
                                                                           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                                    2004         2003           2002
                                                                  ---------     --------      --------

Operating revenues ..........................................     $   --        $   --        $   --

Operating expenses:
  Selling, general and administrative expenses ..............        4,826         3,021         3,403
 Depreciation and amortization expense ......................           28           153           157
                                                                  --------      --------      --------

Operating loss from continuing operations ...................       (4,854)       (3,174)       (3,560)

Other income (expense):
 Interest income ............................................          121            77           158
 Interest expense ...........................................         --            --              (4)
 Equity in net loss of affiliates ...........................       (2,985)       (2,723)      (18,891)
 Gain on sale of equity affiliate ...........................        5,817          --            --
 Impairment of investments in affiliates ....................         --            (306)         --
 Litigation settlement ......................................         --            (354)         --
 Consulting income ..........................................         --            --           3,125
 Other (expense) income, net ................................           (2)           (6)          634
                                                                  --------      --------      --------

Total other (expense) income, net ...........................        2,951        (3,312)      (14,978)
                                                                  --------      --------      --------

Net loss from continuing operations .........................       (1,903)       (6,486)      (18,538)

Discontinued operations:
 Net loss from discontinued operations ......................         --            --            (962)
  Net (loss) income from disposal of discontinued operations, including income tax benefit of $0, $0 and $2,176,
   respectively .............................................         --             (30)        2,254
                                                                  --------      --------      --------

  Net (loss) income from discontinued operations ............         --             (30)        1,292
                                                                  --------      --------      --------

Net loss ....................................................       (1,903)       (6,516)      (17,246)

Preferred stock dividend ....................................         (107)         --            --
                                                                  --------      --------      --------
Net loss applicable to common stockholders ..................     $ (2,010)     $ (6,516)     $(17,246)
                                                                  ========      ========      ========

Basic and diluted net (loss) income per common share:
 Net loss from continuing operations ........................     $   (.06)     $  (0.19)     $  (0.54)
 Net loss from discontinued operations ......................         --            --           (0.03)
 Net income from disposal of discontinued operations ........         --            --            0.07
                                                                  --------      --------      --------

 Net loss ...................................................     $   (.06)     $  (0.19)     $  (0.50)
                                                                  ========      ========      ========

Weighted average common shares outstanding ..................       34,653        34,379        34,217
                                                                  ========      ========      ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                                            ACCUMULATED
                                                              ADDITIONAL                                       OTHER
                                           COMMON STOCK        PAID-IN    ACCUMULATED    PREFERRED STOCK    COMPREHENSIVE
                                         SHARES      AMOUNT     CAPITAL      DEFICIT    SHARES     AMOUNT      INCOME       TOTAL
                                         ------      ------     -------      -------    ------   --------- --------------  --------

Balances at December 31, 2001 .......    34,206     $    342    $ 70,342    $(35,335)      --    $   --     $   --       $ 35,349

  Issuance of common stock ..........        12         --             4        --         --        --         --              4
  Net loss ..........................      --           --          --       (17,246)      --        --         --        (17,246)
                                       --------     --------    --------    --------   --------  --------   --------     --------

Balances at December 31, 2002 .......    34,218          342      70,346     (52,581)      --        --         --         18,107

  Issuance of common stock ..........       435            5         130        --         --        --         --            135
  Net loss ..........................      --           --          --        (6,516)      --        --         --         (6,516)
                                       --------     --------    --------    --------   --------  --------   --------     --------

Balances at December 31, 2003 .......    34,653          347      70,476     (59,097)      --        --         --         11,726

  Issuance of preferred stock .......      --           --         4,952        --        4,808        48       --          5,000
  Comprehensive income (loss):
       Unrealized gain on investment       --           --          --          --         --        --           49           49
       Net loss .....................      --           --          --        (2,010)      --        --         --         (2,010)
                                                                            --------                        --------     --------
 Comprehensive loss .................      --           --          --        (2,010)      --        --           49       (1,961)
                                       --------     --------    --------    --------   --------  --------   --------     --------

Balances at December 31, 2004 .......    34,653     $    347    $ 75,428    $(61,107)     4,808  $     48   $     49     $ 14,765
                                       ========     ========    ========    ========   ========  ========   ========     ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            2004          2003         2002
                                                                         ----------     --------     --------

Cash flows from operating activities:
  Net loss from continuing operations ..............................     $ (1,903)     $ (6,486)     $(18,538)
  Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
   Depreciation and amortization expense ...........................           27           153           157
   Equity in net loss of and impairment of investments in affiliates        2,985         3,029        18,891
   Gain on sale of equity affiliate ................................       (5,817)         --            --
    Litigation settlement ..........................................         --             354          --
    Loss on disposition of fixed assets ............................           30            17          --
    Accretion of discount on securities ............................          (36)         --            --
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable ....................           28           (19)          821
     Decrease in prepaid and other assets ..........................          171           156           156
     Increase (decrease) in accounts payable .......................          (13)           28            (1)
     Increase (decrease) in accrued liabilities ....................         (687)          486          (744)
     Increase in other liabilities and other noncash items .........         --             136           620
                                                                         --------      --------      --------

Net cash (used in) provided by continuing operating activities .....       (5,215)       (2,146)        1,826
Net cash provided by discontinued operating activities .............         --              78         2,002
                                                                         --------      --------      --------

  Net cash (used in) provided by operating activities ..............       (5,215)       (1,968)        3,828

Cash flows from investing activities:
  Purchases of property and equipment ..............................           (3)           (6)          (20)
  Investments in available-for-sale securities .....................      (12,858)         --            --
  Investments in affiliates ........................................         --          (1,400)       (3,849)
  Redemption of investments in affiliates ..........................         --            --           1,471
  Proceeds from sale of equity affiliate (all holdings in Princeton)       10,000          --            --
  Proceeds from sale of equity affiliate (all holdings in Princeton)
  allocated to former chief executive officer ......................         (600)         --            --
  Other investing activities .......................................           62          --              (9)
                                                                         --------      --------      --------

Net cash used in investing activities ..............................       (3,399)       (1,406)       (2,407)

Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................         --            --               4
  Proceeds from sale of preferred stock ............................        5,000          --            --
                                                                         --------      --------      --------

Net cash provided by financing activities ..........................        5,000          --               4
                                                                         --------      --------      --------

Net (decrease) increase in cash and cash equivalents ...............       (3,614)       (3,374)        1,425
Cash and cash equivalents, beginning of period .....................        5,330         8,704         7,279
                                                                         --------      --------      --------

Cash and cash equivalents, end of period ...........................     $  1,716      $  5,330      $  8,704
                                                                         ========      ========      ========

Supplemental cash flow information:
 Cash payments for income taxes ....................................     $   --        $   --        $   --
 Cash payments for interest ........................................         --            --               4

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 1.  BUSINESS ACTIVITY

            New Century  Equity  Holdings  Corp.  ("NCEH" or the "Company") is a
company in transition.  The Company is currently  seeking to redeploy its assets to enhance stockholder value and is seeking,  analyzing and evaluating potential acquisition  and merger  candidates.  The Company was formerly  known as Billing
Concepts Corp.  ("BCC") and was  incorporated  in the state of Delaware in 1996.
BCC was  previously  a  wholly-owned  subsidiary  of U.S.  Long  Distance  Corp.
("USLD"). Upon its spin-off from USLD, BCC became an independent,  publicly-held company.  Beginning in 1998, the Company made multiple  investments in Princeton
eCom  Corporation  ("Princeton")  totaling  approximately  $77.3 million  before selling  all of  its  interest  for  $10  million  in  June  2004.  The  Company subsequently made investments in other high growth companies.  In June 2004, the
Company  sold all its interest in Princeton  for $10 million.  Princeton  offers electronic bill presentment and payment services via the Internet and telephone.
The Company  continues  to hold an equity  interest in  publicly  traded  Sharps
Compliance  Corp.  ("Sharps"),  which  provides  cost-effective  medical-related disposal  solutions for the  healthcare,  retail,  residential  and  hospitality industries.

            In March 2004, the Company filed  preliminary  proxy  materials with the SEC seeking stockholder approval of a liquidation of the Company. On June 2,
2004,  the  Company  announced  that it had  been in  discussions  with  various organizations that had expressed an interest in exploring strategic alternatives to the Company's  previously  proposed  plan of  liquidation.  The  contemplated transactions, proposed as alternatives to the previous plan of liquidation, were focused  on the  use of the  Company's  cash  and  operating  and  capital  loss carryforwards.  On June  10,  2004,  the  Company  amended  its  July  10,  1996
Shareholder  Rights  Agreement by reducing the Common Stock ownership  threshold for  triggering  the  distribution  of rights under such  agreement from fifteen percent to five  percent.  The purpose of such  amendment was to help ensure the preservation of the Company's net operating loss and capital loss carryforwards.
On June 18, 2004, the Company sold approximately 4.8 million newly issued shares of its Series A 4% Convertible  Preferred Stock (the "Series A Preferred Stock")
to Newcastle  Partners,  L.P.  ("Newcastle")  for $5.0  million (the  "Newcastle
Transaction"). Newcastle was exempted from the five percent ownership limitation in the Shareholder Rights Agreement.  In connection with the announcement of the
Newcastle  Transaction,  the  Company  announced  that the  board  of  directors determined  that it was not in the best interests of the Company's  stockholders to liquidate  the Company and withdrew  all proxy  materials  filed with the SEC related to the proposed liquidation.  At the time of the aforementioned  events, the Company's board of directors consisted of C. Lee Cooke, Jr., Gary D. Becker,
Justin L. Ferrero, Parris H. Holmes, Jr. and Stephen M. Wagner.

            In conjunction with the Newcastle Transaction, (1) Parris H. Holmes,
Jr., Gary D. Becker,  and Stephen M. Wagner resigned from the Company's board of directors and (2) Mr. Holmes resigned as the Company's  Chief Executive  Officer and David P. Tusa resigned as the Company's Chief Financial  Officer,  Executive
Vice  President  and  Corporate  Secretary.  Pursuant to  employment  agreements executed prior to the Newcastle Transaction, upon their resignation, the Company paid  severance,  accrued  vacation and other amounts to Mr. Holmes and Mr. Tusa totaling approximately $2.1 million and $0.5 million, respectively. In addition, the Company  entered into  consulting  agreements  with Mr.  Holmes and Mr. Tusa through  October 31, 2004 and September 30, 2004,  respectively.  Mr. Holmes and
Mr. Tusa were paid pro-rated  consulting  payments for the month of June 2004 in conjunction with their severance. Thereafter, the Company engaged the consulting services of Mr. Tusa for the month of July 2004 only (see Note 6).

            Mark E. Schwarz,  currently the Chief Executive Officer and Chairman of Newcastle Capital  Management,  L.P.  ("Newcastle Capital  Management"),  and
Steven J. Pully,  currently the President of Newcastle Capital Management,  were appointed to fill the director positions vacated by Messrs.  Holmes,  Becker and
Wagner. Messrs. Schwarz and Pully were appointed as directors of the class whose terms of  office  expire  at the 2006  annual  meeting  of  stockholders  of the
Company.  Mr. Schwarz, Mr. Pully, and John P. Murray, Chief Financial Officer of
Newcastle Capital Management,  assumed positions as Chairman of the Board, Chief
Executive Officer and Chief Financial Officer, respectively, of the Company.

            Pursuant  to the  Newcastle  Transaction,  the  Company  was to have caused the number of directors serving on the board of directors to be increased and fixed at five (5) directors and an  additional  representative  of Newcastle was to have been  appointed  as a  director  of the class  whose  term of office expires at the 2004 annual  meeting of  stockholders  of the Company to fill the vacancy created by such expansion.  Newcastle has waived the requirement that an additional  representative  of Newcastle was to have been appointed by August 1,
2004.  On October 27,  2004,  the Company  announced  that James Risher had been appointed to the Company's  board of  directors.  Mr. Risher was also named as a member of the Company's audit committee.

            On August 11, 2004,  Craig  Davis,  allegedly a  stockholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
against  various former  directors and current  directors of the Company and the
Company as a nominal defendant (see Note 6).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

            The  accompanying  consolidated  financial  statements  include  the accounts of the Company,  it's wholly owned  subsidiaries  and  subsidiaries  in which the  Company  is deemed  to have  control  for  accounting  purposes.  The
Company's  investment  in Princeton was accounted for using the equity method of accounting.  The  Company's  investment in Sharps is accounted for in accordance with SFAS No.  115,  "Accounting  for  Certain  Investments  in Debt and  Equity
Securities". The Company's investment in Microbilt Corporation was accounted for under the cost method of accounting.  All significant  intercompany accounts and transactions have been eliminated in consolidation.

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

FINANCIAL INSTRUMENTS

            SFAS  No.   107,   "Disclosures   About  Fair  Value  of   Financial
Instruments",  requires the disclosure of fair value information about financial instruments,  whether or not  recognized on the balance  sheet,  for which it is practicable  to estimate  the value.  SFAS No. 107  excludes  certain  financial instruments from its disclosure  requirements.  Accordingly,  the aggregate fair market value amounts are not intended to represent the  underlying  value of the
Company. The carrying amounts of cash and cash equivalents,  current receivables and payables and  long-term  liabilities  approximate  fair value because of the nature of these instruments.

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

INVESTMENTS IN EQUITY SECURITIES

            The Company  follows the standards of SFAS No. 115,  "Accounting for
Certain  Investments in Debt and Equity  Securities,"  for those  investments in which the securities  are publicly  traded.  For those  investments in which the securities are privately  held,  the Company  follows the guidance of Accounting
Principles  Board ("APB")  Opinion No. 18, "The Equity Method of Accounting  for
Investments in Common Stock".  The Company accounts for its investment in Sharps under SFAS No. 115, as Sharps'  common  stock is publicly  traded.  SFAS No. 115 establishes  standards for  accounting  and reporting for  investments in equity securities that have readily determinable fair values and for all investments in debt  securities.  Unrealized  holdings  gains  and  losses,  other  than  those considered permanent, related to the Company's investment in Sharps are excluded from  net loss and  reported  as a  separate  component  of other  comprehensive income.

SHORT-TERM INVESTMENTS

            The Company invests its excess cash in money market  accounts,  U.S.
Treasury bills,  and short-term debt  securities.  Investments  with an original maturity  at the time of  purchase  over  three  months but less than a year are classified as short-term  investments.  Investments with an original maturity at the time of  purchase  of  greater  than one year are  classified  as  long-term investments. Management determines the appropriate classification of investments at the time of purchase and  reevaluates  such  designations  at the end of each

period.  At  December  31,  2004,  short-term   investments  are  classified  as
available-for-sale and consist principally of U.S. Treasury bills.

TREASURY STOCK

            In 2000, the Company's board of directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company may purchase an aggregate  $25.0 million of the  Company's  Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased
Common Stock at cost (see Note 8).

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

DISCONTINUED OPERATIONS

            Effective  for the  Company's  fiscal year ended  December 31, 2002,
SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-lived Assets", establishes  standards for accounting and reporting for long-lived  assets to be disposed of by sale. The Company  adopted SFAS No. 144 and  determined  that the operations of Tanisys  Technology,  Inc.  ("Tanisys")  qualified as discontinued
operations and, accordingly, are reported separately from continuing operations.

NET LOSS PER COMMON SHARE

            SFAS No.  128,  "Earnings  Per  Share",  establishes  standards  for computing  and  presenting  earnings per share for entities  with  publicly-held common  stock or  potential  common  stock.  As the  Company had a net loss from continuing  operations  for the years ended  December 31,  2004,  2003 and 2002, diluted EPS equals basic EPS, as potentially  dilutive common stock  equivalents are anti-dilutive in loss periods.

STOCK-BASED COMPENSATION

            The  Company  adopted  SFAS No.  123,  "Accounting  for  Stock-Based
Compensation,"  but elected to apply APB Opinion No. 25,  "Accounting  for Stock
Issued to Employees,"  and related  interpretations  in accounting for its stock option  plans  (see  Note  9).  Accordingly,  the  Company  has  not  recognized compensation expense for stock options granted where the exercise price is equal to or  greater  than the  market  price of the  underlying  stock at the date of grant.  In accordance with the provisions of APB Opinion No. 25, the Company did not recognize  compensation  expense for employee stock purchased under the NCEH
Employee Stock Purchase Plan ("ESPP").

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

                                                                           Year Ended December 31,
   (in thousands, except per share data)                              2004          2003          2002
                                                                   ----------    ----------    ---------
   Net loss, as reported .....................................     $ (1,903)     $ (6,516)     $(17,246)
   Less:  Total stock based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects .............................         (100)         (347)         (602)
                                                                   --------      --------      --------
   Net loss, pro forma .......................................     $ (2,003)     $ (6,863)     $(17,848)
                                                                   ========      ========      ========

   Basic and diluted net loss per common share:
     Net loss, as reported ...................................     $  (0.06)     $  (0.19)     $  (0.50)
                                                                   ========      ========      ========
     Net loss, pro forma .....................................     $  (0.06)     $  (0.20)     $  (0.52)
                                                                   ========      ========      ========

            The fair value for these  options was  estimated  at the  respective grant  dates using the  Black-Scholes  option-pricing  model with the  following weighted average assumptions:  expected volatility of 99.2%, 96.3% and 96.3% for the years ended  December 31,  2004,  2003 and 2002,  respectively;  no dividend yield;  expected  life of 2.5 years for all option  grants and 0.5 years for all
ESPP purchases;  and risk-free  interest rates of 4.75%,  1.8%, and 2.2% for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 3.  ACQUISITIONS AND INVESTMENTS

PRINCETON

            The Company  made its initial  investment  in Princeton in September
1998.  Princeton is a privately held company  located in Princeton,  New Jersey, that specializes in electronic bill presentment and payment solutions  utilizing the Internet and telephone. The Company accounts for the investment in Princeton under the equity method of accounting.

            In September 1998, the Company  acquired 22% of the capital stock of
Princeton  for $10.0  million.  During the year ended  September  30, 1999,  the
Company acquired additional shares of Princeton stock,  increasing the Company's ownership percentage to approximately 24%.

            In March 2000,  the Company  invested $33.5 million in the equity of
Princeton,  consisting of $27.0 million of convertible  preferred stock and $6.5 million  of  common  stock.  In June  2000,  under  the  terms of a  Convertible
Promissory Note, the Company advanced $5.0 million to Princeton, which converted into shares of Princeton preferred stock, during the quarter ended September 30,
2000.  The Company's  ownership  percentage in Princeton,  based upon its voting interest, as of September 30, 2000, was approximately 42.5%.

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

            In December  2001, in  conjunction  with a  recapitalization  of the capital  structure  of  Princeton,  the Company  invested  $6.0  million,  of an aggregate $8.5 million,  in the preferred  stock of Princeton  through a private equity financing.  In addition, the convertible promissory notes issued in April and November  2001,  plus accrued  interest,  were  converted  into equity.  The
Company's  ownership  percentage  of the  outstanding  shares (based upon voting interest) and the fully-diluted shares of Princeton as of December 31, 2001, was approximately  57.4%.  Although the Company's  ownership  percentage was greater than 50%, the Company did not consolidate the financial  statements of Princeton as the voting  control was only temporary and the Company was not deemed to have control of Princeton.

            During the quarter ended March 31, 2002,  the Company  invested $1.5 million, of a total $2.5 million equity financing, in Princeton. In exchange for
its  investment,   the  Company  received  1.5  million  shares  of  Princeton's mandatorily  redeemable  convertible preferred stock. In April 2002, the Company committed to finance $3.75 million,  of a total $8.5 million equity  commitment, to Princeton during the year ended December 31, 2002. During April and May 2002, the  Company  funded  $2.4  million of its total  $3.75  million  commitment  in exchange for shares of Princeton's  mandatorily redeemable convertible preferred stock.

            In conjunction  with the completion of Princeton's  equity financing in June 2002, the Company  received $1.5 million in proceeds from the redemption of mandatorily redeemable convertible preferred stock of Princeton. In addition, the Company is no longer required to fund its remaining $1.4 million  commitment to  Princeton.  As  of  December  31,  2002,  the  Company's  ownership  of  the outstanding  and  fully-diluted  shares  (considering  all  issued  options  and warrants) of Princeton was 38.0% and 32.9%, respectively.

            In September  2003,  the Company  invested $1.2 million,  of a total
$5.0 million equity financing, in Princeton. In exchange for its investment, the
Company  received  4.0  million  shares of  Princeton's  mandatorily  redeemable convertible preferred stock. As of December 31, 2003, the Company's ownership of the outstanding and  fully-diluted  shares  (considering  all issued options and warrants)  of Princeton  was 36.2% and 31.7%,  respectively.  In June 2004,  the
Company sold all its interest in Princeton for $10 million. The sale generated a capital loss for federal  income tax purposes of  approximately  $67 million and book gain of approximately $5.8 million.

FIDATA/MICROBILT

            In November  1999, the Company  completed the  acquisition of FIData
Inc. ("FIData"), a company located in Austin, Texas that provided Internet-based automated loan approval  products to the financial  services  industries.  Total consideration  for the  acquisition was  approximately  $4.2 million in cash and debt  assumption  and 1.1 million  shares of the Company's  common  stock.  This acquisition  was  accounted  for as a  purchase.  In October  2001,  the Company exchanged  100% of its stock of FIData  for a 9% equity  interest  in  Microbilt
Corporation ("Microbilt").

            In April 2003, the Company received notice that Bristol Investments,
Ltd.  ("Bristol")  and  Microbilt  filed suit against the Company and one of its officers alleging breach of contract and  misrepresentation  in conjunction with the merger of FIData into  Microbilt.  In October 2003, the Company  settled the suit by surrendering  its ownership of the common stock of Microbilt to Bristol.
This  settlement  resolves all claims brought by and against the Company and the officer.  During the year ended December 31, 2003, net other expense  includes a litigation  settlement  of  $0.3  million,  representing  the  transfer  of  the
Company's investment in Microbilt to Bristol.

SHARPS

            In October 2001,  the Company  participated  in a private  placement financing with publicly traded Sharps.  Sharps, a Houston,  Texas-based company, provides medical-related waste services to the healthcare,  retail,  residential and hospitality  markets. The Company purchased 700,000 shares of Sharps' common stock for $770,000. In January 2003, the Company purchased an additional 200,000 shares of Sharps'  common  stock for  $200,000.  As of December  31,  2003,  the
Company owned  approximately 8.5% of Sharps  outstanding stock.  During the year ended  December  31,  2003,  the  Company  recorded  a $0.3  million  impairment write-down  related  to its  investment  in  Sharps  (see  Note  10 for  further discussion).

            In January  2004,  the Company  entered into an  agreement  with the former majority  stockholders of Operator  Service Company ("OSC") to settle all claims related to the April 2000  acquisition  of OSC by the Company.  Under the terms of the  agreement,  the  Company  transferred  to the former OSC  majority stockholders  525,000 shares of the common stock of Sharps owned by the Company,
valued  at  approximately  $389,000.   Additionally,  the  former  OSC  majority
stockholders  agreed to a voting  rights  agreement  which allows the Company to direct  the  vote of the  Company's  shares  owned by  them.  Subsequent  to the transfer of the Sharps common stock shares,  the Company's interest in Sharps is
3.6% of the outstanding  shares.  The Company  recorded a non-cash charge to net loss from disposal of discontinued operations in 2003 of $389,000 in conjunction with the settlement agreement.

NOTE 4.  INVESTMENTS

            Investments consist of the following:
                                                                              December 31,   December 31,
            (in thousands)                                                       2004           2003
                                                                               ---------     ------------
            Investment in Princeton:
                 Cash investments ........................................     $ 77,276      $ 77,276
                 Proceeds from sale of all holdings in Princeton .........      (10,000)         --
                 Proceeds from sale of all holdings in Princeton allocated
                   to former chief executive officer .....................          600          --
                 Gain on sale of Princeton ...............................        5,817          --
                 Amortization and equity loss pick-up ....................      (65,971)      (62,986)
                 In-process research and development costs ...............       (4,465)       (4,465)
                 Impairment of investment ................................       (1,777)       (1,777)
                 Other ...................................................       (1,480)       (1,481)
                                                                               --------      --------
                    Net investment in Princeton ..........................         --           6,567

              Investment in Sharps:
                 Cash investments ........................................          970           970
                 Settlement ..............................................         (389)         --
                 Impairment of investment ................................         (306)         (306)
                 Unrealized holding gain .................................           49          --
                 Other ...................................................            2             2
                                                                               --------      --------
                    Net investment in Sharps .............................          326           666
                                                                               --------      --------
                 Total investments in affiliates .........................     $    326      $  7,233
                                                                               ========      ========

NOTE 5.  ACCRUED LIABILITIES

            Accrued liabilities is comprised of the following:
                                                                     December 31,
            (in thousands)                                         2004         2003
                                                                ---------    ---------
            Accrued vacation ................................     $ --       $  136
            Accrued audit fees ..............................          8         62
            Accrued annual report fees ......................         70         53
            Accrued split dollar life insurance (see Note 16)       --          561
            Accrued settlement ..............................       --          389
            Accrued preferred stock dividend ................        107       --
            Accrued legal ...................................         64       --
            Other ...........................................         34         51
                                                                  ------     ------

               Total accrued liabilities ....................     $  283     $1,252
                                                                  ======     ======
NOTE 6.  COMMITMENTS AND CONTINGENCIES

            In  October  2000,  the  Company   completed  the  sale  of  several
wholly-owned   subsidiaries  that  principally   provided   third-party  billing
clearinghouse  and  information  management  services to the  telecommunications industry  (the  "Transaction  Processing  and  Software  Business")  to Platinum
Holdings  ("Platinum"),  for  consideration  of  $49.7  million  (the  "Platinum
Transaction").  Under the terms of the  Platinum  Transaction,  all  leases  and
corresponding   obligations  associated  with  the  Transaction  Processing  and
Software Business were assumed by Platinum.  Prior to the Platinum  Transaction, the Company  guaranteed  two  operating  leases for office space of the divested companies.  The first lease is related to office  space  located in San Antonio,
Texas,  and expires in 2006.  Under the original  terms of the first lease,  the remaining minimum  undiscounted rent payments total $3.3 million at December 31,
2004. The second lease is related to office space located in Austin,  Texas, and expires in 2010.  Under the original  terms of the second  lease,  the remaining minimum  undiscounted  rent payments total $7.1 million at December 31, 2004. In conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
The Company does not believe it is probable  that it will be required to perform under these lease  guarantees and,  therefore,  no liability has been accrued in the Company's financial statements.

            On August 11, 2004,  Craig  Davis,  allegedly a  stockholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
("the  Complaint").  That Complaint  asserts direct claims,  and also derivative claims on the Company's behalf,  against five former and three current directors of the Company.  The  individual  defendants  are Parris H. Holmes,  Jr., C. Lee
Cooke,  Jr., Justin L. Ferrero,  Gary D. Becker,  J. Stephen Barley,  Stephen M.
Wagner,  Mark E.  Schwarz,  and  Steven  J.  Pully;  the  Company  is a  nominal defendant.  In his Complaint,  Mr. Davis seeks the appointment of a receiver for the Company under Section  226(a) of the Delaware  General  Corporation  Law and
other remedies.  Mr. Davis alleges that different director  defendants  breached their  fiduciary  duties to the Company.  The allegations  involve,  among other things,  transactions with, and payments to, Mr. Holmes, and whether the Company operated as an unregistered investment company. The Company is currently funding legal expenses of the defendants  pursuant to indemnification  arrangements that were in place during the respective terms of each of the defendants.

            The Company and certain of the defendants responded to the Complaint by filing a motion to  dismiss or stay the  action on  October  18,  2004 and on
November 3, 2004 filed a  memorandum  of law in support of such  positions.  The motion to dismiss filed by the Company and various  defendants  was heard by the

Chancery  Court of New Castle  County,  Delaware on January 18, 2005.  The court denied the motion to dismiss. On February 23, 2005, Mr. Davis filed a motion for the  appointment  of a receiver.  The Company plans to  vigorously  contest this motion.

            On October 27, 2004, the board of directors appointed Messrs. Pully,
Risher and Schwarz to a special  litigation  committee to investigate the claims of the  plaintiff.  Prior  to the  filing  of the  Complaint,  the  Company  had commenced an investigation of various transactions  involving former management, including,  among other  things,  the payment of  approximately  $600,000 to Mr.
Holmes in connection  with a restricted  stock  agreement  (see Note 16) and the reimbursement of various expenses involving meals and entertainment,  travel and other reimbursed  expenses.  As part of the investigative  work commenced by the
Company prior to the filing of the Complaint,  the Company sought  reimbursement from Mr. Holmes for various amounts paid to him. The Company and Mr. Holmes were unable to agree on the amount that Mr. Holmes should reimburse the Company.

            The Company has been notified by counsel to both Messrs.  Holmes and
Tusa that each of Messrs. Holmes and Tusa believe that approximately $60,000 and
$34,000,  respectively,  are  owed  to  each  of  them  under  their  respective consulting  agreements.  In addition to notifying  both Messrs.  Holmes and Tusa that  their  consulting  services  were  not  required  and  that no  obligation therefore  existed  under  their  respective  agreements,  both  have  also been notified  that the Company is  investigating  various  transactions,  including, among other  things,  the  payment of  approximately  $600,000 to Mr.  Holmes in connection with a restricted stock agreement (see Note 16) and the reimbursement of  various  expenses  involving  meals  and  entertainment,  travel  and  other reimbursed  expenses.  The Company disputes that any additional amounts are owed under the  consulting  agreements  and,  therefore,  has not  provided  for such amounts in the accompanying  financial  statements for the period ended December
31, 2004.

            Pursuant  to  the  Newcastle  Transaction,  the  Company  agreed  to indemnify Newcastle,  as the purchaser of the Series A Preferred Stock, from any liability,  loss or damage, together with all costs and expenses related thereto that the  Company may suffer  which  arises out of affairs of the  Company,  its board  of  directors  or  employees  prior  to  the  closing  of  the  Newcastle
Transaction.  The  Company's  obligation  to  indemnify  may be satisfied at the option of the purchaser by issuing  additional  Series A Preferred  Stock to the purchaser,  modifying the  conversion  price of the Series A Preferred  Stock, a payment of cash or a redemption of Series A Preferred  Stock or a combination of the foregoing.  The Company and the purchaser  have not yet  determined  whether events that have arisen since the closing will trigger the indemnity provisions.

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

            On June 10, 2004, the Company amended its July 10, 1996  Shareholder
Rights Agreement by reducing the Common Stock ownership threshold for triggering the  distribution  of rights under such agreement  from fifteen  percent to five percent.  Newcastle  and its  successors  and assigns are exempted from the five percent ownership  limitation.  The purpose of such amendment was to help ensure
the   preservation  of  the  Company's  net  operating  loss  and  capital  loss carryforwards.

            The Company has never  declared  or paid any cash  dividends  on its
Common  Stock.  The Company may not pay dividends on its Common Stock unless all declared and unpaid  Preferred  Dividends have been paid. In addition,  whenever the Company shall declare or pay any dividends on its Common Stock,  the holders of Series A Preferred  Stock are entitled to receive such Common Stock dividends on a ratably as-converted basis.

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
of the Newcastle Transaction.

NOTE 8.  TREASURY STOCK

            In 2000, the Company's board of directors approved the adoption of a common stock repurchase program. Under the terms of the program, the Company may purchase an aggregate  $25.0 million of the  Company's  Common Stock in the open market or in privately negotiated  transactions.  Through December 31, 2004, the
Company had purchased an aggregate  $20.1  million,  or 8.3 million  shares,  of treasury stock under this program.  The Company made no treasury stock purchases during  the year  ended  December  31,  2004 and has no plans to make any future treasury stock purchases.

NOTE 9.  STOCK OPTIONS AND STOCK PURCHASE WARRANTS

            The Company has adopted the NCEH 1996 Employee  Comprehensive  Stock
Plan  ("Comprehensive  Plan")  and the  NCEH  1996  Non-Employee  Director  Plan
("Director   Plan")  under  which  officers  and  employees,   and  non-employee
directors,  respectively,  of the Company  and its  affiliates  are  eligible to receive  stock  option  grants.  Employees  of the Company are also  eligible to receive  restricted stock grants under the  Comprehensive  Plan. The Company has reserved  14.5  million and 1.3 million  shares of its Common Stock for issuance pursuant to the Comprehensive  Plan and the Director Plan,  respectively.  Under each plan,  options vest and expire  pursuant to  individual  award  agreements;
however,  the expiration  date of  unexercised  options may not exceed ten years from the date of grant  under the  Comprehensive  Plan and seven  years from the date of grant under the Director Plan.

            Option  activity for the years ended  December  31,  2004,  2003 and
2002, is summarized as follows:

                                                                                        Number           Weighted Average
                                                                                      of Shares           Exercise Price
                                                                                      ---------           --------------

            Outstanding, December 31, 2001 .....................................      8,662,136           $   6.42
               Granted .........................................................      1,040,000           $   0.36
               Canceled ........................................................     (2,988,704)          $   7.77
                                                                                     ----------

            Outstanding, December 31, 2002 .....................................      6,713,432           $   4.88
               Granted .........................................................         90,000           $   0.29
               Canceled ........................................................     (1,025,245)          $   9.53
                                                                                     ----------

            Outstanding, December 31, 2003 .....................................      5,778,187           $   3.98
               Granted .........................................................        300,000           $   0.28
               Canceled ........................................................     (3,308,583)          $   4.54
                                                                                     ----------

            Outstanding, December 31, 2004 .....................................      2,769,604           $   2.90
                                                                                     ==========

            At December 31, 2004,  2003 and 2002,  stock  options to purchase an aggregate of 2,500,854,  4,995,062 and 4,955,685 shares were exercisable and had
weighted  average  exercise  prices  of  $3.13,   $4.53  and  $6.38  per  share,
respectively.

            Stock options outstanding and exercisable at December 31, 2004, were as follows:

                                                     Options Outstanding              Options Exercisable
                                                     -------------------              -------------------
                                                      Weighted Average
           Range of                            Remaining      Remaining             Weighted         Weighted
           Exercise                Number         Life          Average              Number           Average
            Prices               Outstanding     (years)     Exercise Price       Exercisable      Exercise Price
   --------------------------    -----------   -----------   ---------------     ------------     ----------------

   $    0.28   -  $    1.98       1,355,451       4.1          $    0.39            1,095,451         $    0.42
   $    2.03   -  $    4.88       1,115,820       2.0          $    3.20            1,107,070         $    3.23
   $    5.69   -  $   16.84         298,333       2.0          $   12.68              298,333         $   12.68
                                  ---------                                        ----------

                                  2,769,604       3.0          $    2.90            2,500,854         $    3.13
                                  =========                                        ==========

            The weighted  average fair value and weighted average exercise price of options granted where the exercise price was equal to the market price of the underlying  stock at the  grant  date were  $0.25  and $0.28 for the year  ended
December  31,  2004,  $0.20 and $0.29 for the year ended  December  31, 2003 and
$0.22 and $0.35 for the year ended December 31, 2002, respectively.

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

NOTE 11. INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

            In October 2004, the Company  purchased a 26 week U.S. Treasury bill for $12.9 million. The fair value was $12.9 million at December 31, 2004.

NOTE 12.  LEASES

            The  Company  leases  certain  office  space  and  equipment   under
operating  leases.  Rental  expense was  $58,000,  $164,000 and $173,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments  under  non-cancelable  operating  leases as of  December  31, 2004 are
$36,000  for the year  ending  December  31,  2005,  $36,000 for the year ending
December 31, 2006,  $3,000 for the year ending  December 31, 2007 and $0 for all years thereafter.  Sub-lease rentals are $30,000,  $30,000 and $2,500 during the same periods.

            The Company's  corporate  headquarters are currently  located at 300
Crescent Court, Suite 1110,  Dallas,  Texas 75201, which are also the offices of
Newcastle.  Pursuant to an oral  agreement,  the Company  subleases a portion of
Newcastle's space on a month-to-month basis at no charge.

NOTE 13. INCOME TAXES

            The income tax benefit is comprised of the following:

                                               Year Ended December 31,
            (in thousands)              2004            2003              2002
                                   -------------    ------------     ------------
            Current:
             Federal..........     $       --       $       --       $       --
             State ...........             --               --               --
                                   ------------     ------------     ------------
              Total...........     $       --       $       --       $       --
                                   ============     ============     ============

            The income tax benefit  differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing  operations before income tax benefit. The reasons for these differences were as follows:

                                                                       Year Ended December 31,
      (in thousands)                                               2004         2003          2002
                                                                ----------    --------      ---------

      Computed income tax benefit at statutory rate .......     $    666      $  2,270      $  6,488
      (Decrease) increase in taxes resulting from:
      Nondeductible losses in and impairments of affiliates       (1,045)       (1,060)       (6,790)
      Book gain on sale of equity affiliate ...............        2,036          --            --
      Tax capital loss on sale of equity affiliate ........       23,547          --            --
      Permanent and other deductions, net .................         (754)         (218)          (85)
      Valuation allowance .................................      (24,450)         (992)          387
                                                                --------      --------      --------

      Income tax benefit ..................................     $   --        $   --        $   --
                                                                ========      ========      ========

            The tax effect of significant temporary differences,  which comprise the deferred tax liability, is as follows:

                                                        December 31,
            (in thousands)                           2004          2003
                                                   --------      --------
            Deferred tax asset:
               Net operating loss carryforward     $  3,331      $  2,428
               Capital loss carryforward .....       23,547          --
               Valuation allowance ...........      (26,878)       (2,428)
            Deferred tax liability:
               Estimated tax liability .......         --            --
                                                   --------      --------
                  Net deferred tax liability .     $   --        $   --
                                                   ========      ========

            As of  December  31,  2004,  the  Company  had a  federal  tax  loss carryforward of $9.5 million,  which begins  expiring in 2019. In addition,  the
Company had a federal capital loss  carryforward of $67 million which expires in
2009. Realization of the Company's  carryforwards is dependent on future taxable income and capital gains. At this time, the Company cannot assess whether or not the carryforward  will be realized;  therefore,  a valuation  allowance has been recorded as shown above.

            Ownership changes, as defined in the Internal Revenue Code, may have limited  the amount of net  operating  loss  carryforwards  that can be utilized annually to offset future taxable  income.  Subsequent  ownership  changes could further affect the limitation in future years.

NOTE 14.  BENEFIT PLANS

            The  Company  established  the NCEH  401(k)  Plan (the  "Plan")  for eligible employees of the Company.  Generally,  all employees of the Company who are at least  twenty-one  years of age and who have  completed  one-half year of service  are  eligible  to  participate  in the  Plan.  The  Plan  is a  defined contribution  plan which provides that  participants  may make voluntary  salary deferral  contributions,  on a  pretax  basis,  between  1%  and  15%  of  their compensation in the form of voluntary payroll deductions, up to a maximum amount
as  indexed  for   cost-of-living   adjustments.   The  Company   will  match  a
participant's  salary deferral,  up to 5% of a participant's  compensation.  The
Company  may  make  additional  discretionary  contributions.  No  discretionary contributions  were made during the years ended December 31, 2004, 2003 or 2002.
The Company's matching contributions to this plan totaled approximately $22,000,
$29,000  and  $30,000  for the years ended  December  31,  2004,  2003 and 2002, respectively.

NOTE 15.  SUMMARIZED FINANCIAL INFORMATION FOR UNCONSOLIDATED SUBSIDIARY

            The Company  accounts  for its  investment  in  Princeton  under the equity  method of  accounting  (as the  Company  does not exhibit  control  over
Princeton).  The  Company  recorded  the  equity in net loss of  Princeton  on a three-month  lag for the year  ended  December  31,  2003 and 2002.  Princeton's statement of operations  for the eight months ended May 31, 2004,  has been used to calculate  the equity in net loss  recorded in the  Company's  statements  of operations  for the year  ended  December  31,  2004.  The  Company's  ownership percentage of the preferred stock, the outstanding  stock and the  fully-diluted stock of Princeton was 34.0%, 36.2% and 31.7%, respectively,  as of December 31,
2003.  In June 2004,  the Company  sold all its  interest in  Princeton  for $10 million.

            Princeton's summarized balance sheet is as follows:

                                                                                May 31,  September 30,
      (in thousands)                                                             2004         2003
                                                                                -------     ------
      Current assets ......................................................     $47,528     $34,750
      Non-current assets ..................................................       9,464      12,681
      Current liabilities .................................................      38,188      30,386
      Non-current liabilities .............................................       1,209         486
      Mandatorily redeemable convertible preferred stock ..................      49,845      39,587

            Princeton's summarized statements of operations are as follows:

                                      Eight
                                   Months Ended          Year Ended
                                      May 31,           September 30,
            (in thousands)             2004          2003          2002
                                     --------      ---------     ---------
            Revenues ...........     $ 16,695      $ 35,309      $ 28,559
            Gross profit .......        7,258        16,026        11,300
            Loss from operations       (9,188)       (7,965)      (30,234)
            Net loss ...........       (9,214)       (7,674)      (32,462)

            For the year ended September 30, 2002, loss from operations of $30.2 million  includes  special charges  totaling $12.5 million.  Approximately  $9.3 million of the  special  charges  relate to the  implementation  of a  strategic restructuring  plan to streamline  Princeton's  operations by reducing operating expenses primarily through workforce reductions ($5.8 million) and renegotiating significant  contracts and leases ($3.5 million).  The additional charges relate to the  write-down of a portion of the asset value of  Princeton's  property and equipment.  The impairment was recognized as the future  undiscounted cash flows for Princeton were estimated to be insufficient to recover the related  carrying values of the property and equipment.

NOTE 16.  RELATED PARTIES

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

            Mr.  Holmes  has been a member of the board of  directors  of Sharps since July 1998.  According to public filings by Sharps, Mr. Holmes continues to be a director of Sharps,  although he is not serving in such  capacity on behalf of the Company.  Mr. Tusa was  appointed  Chief  Financial  Officer of Sharps in
February 2003. In March 2003,  Sharps began  reimbursing the Company for certain expenses incurred by Mr. Tusa. As of December 31, 2004, no amount was due to the
Company by Sharps for these expenses. A current member of the Company's board of directors, Lee Cooke, served on the board of directors of Sharps from March 1992 until November 2004.

            Mr.  Holmes  served as Chairman of the Board of Tanisys  Technology,
Inc.  ("Tanisys") from the time of the Company's investment in Tanisys until his resignation in February 2002. Mr. Cooke also served as Tanisys'  Chairman of the
Board and Chief Executive  Officer from February 2002 until February 2003 and as a member of Tanisys'  board of directors  from February 2002 to March 2003.  Mr.
Cooke was  entitled to receive  approximately  $15,000 per month from Tanisys as compensation for services as Chairman of the Board and Chief Executive  Officer.
The Company also  appointed Mr. Tusa and another one of its Board  members,  Mr.
Ferrero,  to the board of directors of Tanisys.  Mr.  Ferrero  resigned from the board of directors of Tanisys in February  2003 and Mr. Tusa  resigned  from the board of directors of Tanisys in March 2003.

            In July 2001,  the  Company  retained  Habitek  International,  Inc.
("Habitek")  to provide  operational  consulting  services  for FiData,  Inc and
Tanisys.  Habitek  was paid  $137,500  for this  one-year  agreement.  Habitek's majority owner is Mr. Cooke.

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

            In November 2001,  the Company  entered into an Amended and Restated
Employment  Agreement  ("Employment  Agreement") with Mr. Holmes. As part of the
Employment  Agreement,  the Company  entered into a Split-Dollar  Life Insurance
Agreement ("Insurance  Agreement") with a trust beneficially owned by Mr. Holmes pursuant to which the Company paid the annual insurance premium of approximately
$200,000.  The underlying  life insurance  policy had a face value of $4,500,000 and required  remaining  annual premium  payments  through March 2012,  totaling
$1,500,000.  In December  2003,  Mr. Holmes and the Company  agreed to amend the
Employment  Agreement and terminate the provisions of the  Employment  Agreement related to the  Insurance  Agreement in exchange for payments by the Company to,
and  on  behalf  of,  Mr.  Holmes  totaling   approximately  $700,000  in  cash.
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

            Prior to the Newcastle Transaction during the quarter ended June 30,
2004, the Company sold certain office furniture to Mr. Holmes for  approximately
$7,000  and  provided  Mr.  Holmes  with title to the  automobile  that had been furnished to him by the Company at no cost. The Company had purchased the office furniture for approximately $28,000 during the period October 1994 through April
2003 and the furniture had a book value of $4,000.  Pursuant to the terms of his employment agreement, Mr. Holmes was provided with an automobile. The automobile was acquired by the Company for $75,000 in 2000.  At the time of  transfer,  the net book value of the automobile was zero and the fair market value was $20,000.
In accordance  with the terms of Mr. Holmes'  employment  agreement,  the income taxes  incurred by Mr.  Holmes as a result of the  transfer of title to him were borne by the Company.

            The Company paid Mr. Holmes approximately  $600,000 on June 2, 2004, purportedly as a result of a restricted stock grant as described below. In April
2000, the board of directors of the Company approved a restricted stock grant to
Mr. Holmes.  The restricted stock grant consisted of 400,000 shares of Princeton common stock and was modified in June 2001 to provide for certain  anti-dilution and ratchet  protections.  The restricted  stock grant vested on April 30, 2003.
The Company  expensed the fair market value of the  restricted  stock grant over the  three-year  period ended April 30, 2003.  The Company  recognized  $150,000 during the year ended December 31, 2003, as compensation  expense related to the stock grant. The Company has commenced an investigation of various  transactions involving  former  management,  including,  among  other  things,  the  $600,000 payment.

            In June 2004, in  connection  with the  Newcastle  Transaction,  Mr.
Schwarz,  Chief Executive Officer and Chairman of Newcastle Capital  Management,
Mr. Pully,  President of Newcastle  Capital  Management,  and Mr. Murray,  Chief
Financial Officer of Newcastle Capital Management, assumed positions as Chairman of the Board, Chief Executive Officer and Chief Financial Officer, respectively, of the  Company.  Mr.  Pully  receives  an annual  salary of  $150,000  as Chief
Executive Officer of the Company.  Newcastle  Capital  Management is the general partner of Newcastle,  which owns 4,807,692  shares of Series A Preferred  Stock and 150,000 shares of Common Stock of the Company.

            The Company's  corporate  headquarters are currently  located at 300
Crescent Court, Suite 1110,  Dallas,  Texas 75201, which are also the offices of
Newcastle.  Pursuant to an oral  agreement,  the Company  subleases a portion of
Newcastle's space on a month-to-month basis at no charge.

            The Company also receives  accounting  and  administrative  services from employees of Newcastle Capital Management at no charge.

NOTE 17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  Three Months Ended
                                                               --------------------------------------------------
                                                               December 31, September 30,  June 30,    March 31,
      (in thousands, except per share data)                        2004         2004        2004         2004
                                                               -----------  ------------  --------     ---------
      Operating revenues ..................................     $  --        $  --        $  --        $  --
      Operating loss from continuing operations ...........        (283)        (292)      (3,618)        (661)
      Net (loss) income from continuing operations ........        (217)        (262)         428       (1,852)
      Net (loss) income ...................................        (217)        (262)         428       (1,852)
      Preferred stock dividend ............................         (50)         (50)          (7)        --
      Net loss available to common stockholders ...........        (267)        (312)         421       (1,852)
      Basic and diluted net (loss) income per common share:
        Net (loss) income from continuing operations ......       (0.01)       (0.01)        0.01        (0.05)
        Net (loss) income .................................       (0.01)       (0.01)        0.01        (0.05)

                                                                                  Three Months Ended
                                                               --------------------------------------------------
                                                               December 31, September 30,  June 30,     March 31,
      (in thousands, except per share data)                        2003         2003         2003         2003
                                                               ------------  -----------  ----------   ---------
      Operating revenues ..................................     $  --        $  --        $  --        $  --
      Operating loss from continuing operations ...........      (1,330)        (543)        (581)        (720)
      Net loss from continuing operations .................      (2,194)      (1,638)      (1,326)      (1,328)
      Net loss from discontinued operations ...............        --           --           --           --
      Net (loss) income from disposal of
         discontinued operations ..........................        (389)         212         --            147
      Net loss ............................................      (2,583)      (1,426)      (1,326)      (1,181)
      Basic and diluted net (loss) income per common share:
        Net loss from continuing operations ...............       (0.06)       (0.05)       (0.04)       (0.04)
        Net loss from discontinued operations .............        --           --           --           --
        Net (loss) income from disposal of
         discontinued operations ..........................       (0.01)        0.01         --           0.01
        Net loss ..........................................       (0.07)       (0.04)       (0.04)       (0.03)

NOTE 18.  DISCONTINUED OPERATIONS

TANISYS

            In August 2001, the Company  entered into a Series A Preferred Stock
Purchase  Agreement  ("Purchase  Agreement") with Tanisys to purchase  1,060,000 shares of Tanisys'  Series A Preferred  Stock for  $1,060,000,  in an  aggregate
$2,575,000  financing.  Each  share of  Tanisys'  Series A  Preferred  Stock was initially convertible into 33.334 shares of Tanisys' common stock. The Company's ownership  percentage  of the  outstanding  shares of Tanisys was  approximately
36.2%, based upon its voting interest, as of December 31, 2002.

            For accounting  purposes,  the Company was deemed to have control of
Tanisys and, therefore,  consolidated the financial  statements of Tanisys.  The
Company  consolidated the financial  statements of Tanisys on a three-month lag, as the Company had a different year-end than Tanisys.  Tanisys' balance sheet as of September 30, 2002 was  consolidated  with the Company's  balance sheet as of
December 31, 2002.  The  statement of  operations  of Tanisys for the year ended
September 30, 2002, was consolidated with the Company's statements of operations for the years ended December 31, 2002.

            In February 2003, the Company sold its preferred stock in Tanisys to
ATE Worldwide LLC, whose majority  stockholder is a leader in the  semiconductor testing  equipment  market.  Accordingly,  the  operations  of Tanisys have been
classified  as  discontinued   operations  in  the  consolidated  statements  of
operation  for  the  year  ended  December  31,  2002.   The  Company   received
approximately  $0.2  million  in  exchange  for its  preferred  stock,  which is reported in net loss from disposal of  discontinued  operations  during the year ended December 31, 2003.

            Tanisys'  statement of operations  for the year ended  September 30,
2002,  including  adjustments made under the purchase method of accounting,  was consolidated  in the  Company's  statement  of  operations  for the  year  ended
December  31,  2002.  Tanisys'  statement  of  operations   consolidated  herein
(presented as net loss from discontinued operations) is as follows:

                                                                          Year ended
                                                                         September 30,
      (in thousands)                                                         2002
                                                                          ---------
      Operating revenues .............................................     $ 2,619
      Operating expenses:
        Cost of revenues .............................................       1,999
        Selling, general and administrative expenses .................       1,511
        Research and development expenses ............................       1,506
        Depreciation and amortization expense ........................         139
                                                                           -------
          Operating loss from discontinued operations ................      (2,536)
      Other income (expense):
       Interest income ...............................................           5
       Interest expense ..............................................        (816)
       Other income (expense), net ...................................          83
       Minority interest in consolidated affiliate ...................       2,302
                                                                           -------
        Total other income, net ......................................       1,574
                                                                           -------
      Net loss from discontinued operations ..........................     $  (962)
                                                                           =======

      Net loss from discontinued operations ..........................     $  (962)
      Preferred stock dividend and amortization of the value of the beneficial conversion feature on stock issued by consolidated
         affiliate ...................................................        (249)
      Minority interest in consolidated affiliate ....................         249
                                                                           -------
       Net loss from discontinued operations applicable to
         common stockholders .........................................     $  (962)
                                                                           =======

(LOSS) INCOME FROM DISPOSAL OF DISCONTINUED OPERATIONS

            During the year ended  December 31, 2003,  net loss from disposal of discontinued  operations is comprised of income of $0.2 million from the sale of
Tanisys and $0.2 million from the reduction of accruals  related to discontinued
operations,  offset by expense of $0.4  million  to settle  claims  related to a prior  acquisition.  Based upon estimates of future  liabilities  related to the divested entities classified as discontinued operations, the Company reduced its related  accruals to $0 and  accordingly,  recorded  $0.2 million as income.  In
January 2004,  the Company  entered into an agreement  with the former  majority stockholders  of OSC to settle all claims related to the April 2000  acquisition of OSC by the Company. Under the terms of the agreement, the Company transferred to the former OSC majority  stockholders  525,000  shares of the common stock of
Sharps  owned  by  the  Company,   which  resulted  in  a  non-cash   charge  of
approximately $0.4 million in 2003 in conjunction with the settlement agreement.

            During the year ended December 31, 2002, net income from disposal of discontinued  operations  is comprised  of income of $2.2 million  related to an income tax refund and $0.1 million from the reduction of accruals related to the divested entities classified as discontinued operations (based upon estimates of future  liabilities  at that time).  During 2002,  the Company filed its federal income tax return  with the  Internal  Revenue  Service  for the tax fiscal year ended September 30, 2001 (which includes the Platinum  Transaction  completed in
October 2000) and received a refund claim totaling $2.2 million.  The income tax refund is included in net income from disposal of discontinued operations as the refund relates to those companies sold in the Platinum Transaction.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE

            None.

ITEM 9A.  CONTROLS AND PROCEDURES

            Disclosure  controls  are  procedures  that  are  designed  with the objective of ensuring that information required to be disclosed in the Company's reports under the  Securities  Exchange Act of 1934,  as amended (the  "Exchange
Act"),  such as this Form 10-K, is reported in accordance  with the rules of the
SEC.  Disclosure  controls are also designed with the objective of ensuring that such  information is accumulated  appropriately  and communicated to management, including the chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosures.

            As of the end of the period  covered  by this  report,  the  Company carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's chief executive  officer and chief financial officer, of the effectiveness of the design and operation of the
Company's  disclosure  controls  and  procedures  pursuant to Exchange Act Rules
13a-15(e) and 15d-15(e). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures  are  effective  in  timely  alerting  them to  material  information relating to the Company (including its consolidated subsidiaries) required to be included  in the  Company's  periodic  SEC  filings.  There were no  significant changes  in the  Company's  internal  controls  or in other  factors  that could significantly  affect these  controls  subsequent  to the date of the  Company's evaluation.

ITEM 9B.  OTHER INFORMATION

            None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Proxy Statement set forth under the caption  "Information
Regarding Directors and Executive Officers" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions "Information
Regarding  Executive Officer  Compensation" and "Information About the Board and
its Committees--Director Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

The  information  in the Proxy  Statement  set forth under the captions  "Equity
Compensation Plan Information" and "Information  Regarding  Beneficial Ownership
of Principal Stockholders,  Directors, and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain  Relationships  and Related
Transactions" of the Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information  concerning  principal  accountant fees and services  appears in the
Proxy  Statement  under the heading  "Fees Billed by Burton,  McCumber & Cortez,
L.L.P." and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit
Number                         Description of Exhibits

2.1         Plan  of  Merger  and   Acquisition   Agreement   between  BCC,  CRM
            Acquisition Corp., Computer Resources  Management,  Inc. and Michael
            A.  Harrelson,  dated June 1, 1997  (incorporated  by reference from
            Exhibit 2.1 to Form 10-Q, dated June 30, 1997).

2.2         Stock  Purchase   Agreement   between  BCC  and  Princeton   TeleCom
            Corporation, dated September 4, 1998 (incorporated by reference from
            Exhibit 2.2 to Form 10-K, dated September 30, 1998).

2.3         Stock Purchase Agreement between BCC and Princeton eCom Corporation, dated February 21, 2000  (incorporated by reference from Exhibit 2.1 to Form 8-K, dated March 16, 2000).

2.4         Agreement and Plan of Merger between BCC,  Billing  Concepts,  Inc.,
            Enhanced Services Billing, Inc., BC Transaction Processing Services,
            Inc.,  Aptis,   Inc.,   Operator  Service  Company,   BC  Holding  I
            Corporation,  BC Holding II Corporation, BC Holding III Corporation,
            BC Acquisition I Corporation,  BC  Acquisition  II  Corporation,  BC
            Acquisition III Corporation and BC Acquisition IV Corporation, dated
            September 15, 2000  (incorporated  by reference  from Exhibit 2.1 to
            Form 8-K, dated September 15, 2000).

2.5         Stock Purchase  Agreement by and among New Century  Equity  Holdings
            Corp.,  Mellon Ventures,  L.P.,  Lazard  Technology  Partners II LP,
            Conning  Capital  Partners VI, L.P. and Princeton eCom  Corporation,
            dated March 25, 2004 (incorporated by reference from Exhibit 10.1 to
            Form 8-K, dated March 29, 2004).

2.6         Series A Convertible 4% Preferred  Stock  Purchase  Agreement by and
            between New Century Equity  Holdings  Corp. and Newcastle  Partners,
            L.P.,  dated June 18, 2004  (incorporated  by reference from Exhibit
            2.1 to Form 8-K, dated June 30, 2004).

3.1         Amended  and   Restated   Certificate   of   Incorporation   of  BCC
            (incorporated by reference from Exhibit 3.1 to Form 10/A,  Amendment
            No. 1, dated July 11, 1996);  as amended by Certificate of Amendment to Certificate of Incorporation,  filed with the Delaware  Secretary of State,  amending  Article I to change the name of the  Company to
            Billing  Concepts  Corp.  and  amending  Article IV to increase  the number of  authorized  shares of common  stock  from  60,000,000  to
            75,000,000,  dated February 27, 1998 (incorporated by reference from
            Exhibit 3.4 to Form 10-Q, dated March 31, 1998).

3.2         Amended and Restated Bylaws of BCC  (incorporated  by reference from
            Exhibit 3.3 to Form 10-K, dated September 30, 1998).

4.1         Form of Stock  Certificate of Common Stock of BCC  (incorporated  by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).

4.2         Rights  Agreement,  dated as of July 10, 1996,  between BCC and U.S.
            Trust Company of Texas, N.A. (incorporated by reference from Exhibit
            4.2, to the Registration Statement on Form 10-12G/A,  dated July 11,
            1996).

4.3         Certificate  of   Designation  of  Series  A  Junior   Participating
            Preferred Stock (incorporated by reference from Form 10/A, Amendment
            No. 1, dated July 11, 1996).

4.4         Certificate of Designation of Series A Convertible  Preferred  Stock
            (incorporated  by reference from Exhibit 4.1 to Form 8-K, dated June
            30, 2004).

4.5         First  Amendment to the Rights  Agreement by and between New Century
            Equity  Holdings Corp. and The Bank of New York Trust Company,  N.A.
            dated as of June 10, 2004  (incorporated  by reference  from Exhibit
            4.3 to Form 10-12G/A, dated July 9, 2004).

*10.1       BCC's 1996  Employee  Comprehensive  Stock Plan amended as of August
            31, 1999  (incorporated by reference from Exhibit 10.8 to Form 10-K, dated September 30, 1999).

*10.2       Form of Option  Agreement  between BCC and its  employees  under the
            1996 Employee  Comprehensive  Stock Plan  (incorporated by reference from Exhibit 10.9 to Form 10-K, dated September 30, 1999).

*10.3       Amended and Restated 1996 Non-Employee Director Plan of BCC, amended as of August 31, 1999  (incorporated by reference from Exhibit 10.10 to Form 10-K, dated September 30, 1999).

*10.4       Form of Option  Agreement  between  BCC and  non-employee  directors
            (incorporated  by reference  from Exhibit 10.11 to Form 10-K,  dated
            September 30, 1998).

*10.5       BCC's 1996 Employee Stock  Purchase Plan,  amended as of January 30,
            1998  (incorporated  by reference  from Exhibit  10.12 to Form 10-K, dated September 30, 1998).

10.6        Office Building Lease Agreement between Billing  Concepts,  Inc. and
            Medical Plaza Partners (incorporated by reference from Exhibit 10.21 to Form 10/A,  Amendment No. 1, dated July 11, 1996),  as amended by
            First  Amendment  to  Lease  Agreement,  dated  September  30,  1996
            (incorporated  by reference  from Exhibit 10.31 to Form 10-Q,  dated
            March 31, 1998), Second Amendment to Lease Agreement, dated November
            8, 1996  (incorporated by reference from Exhibit 10.32 to Form 10-Q, dated March 31, 1998), and Third Amendment to Lease Agreement, dated
            January 24, 1997  (incorporated  by reference  from Exhibit 10.33 to
            Form 10-Q, dated March 31, 1998).

10.7        Put Option  Agreement  between BCC and Michael A.  Harrelson,  dated
            June 1, 1997  (incorporated  by reference  from Exhibit 10.1 to Form
            10-Q, dated June 30, 1997).

*10.8       Amended and Restated Employment Agreement between New Century Equity
            Holdings  Corp.  and Parris H. Holmes,  Jr.,  dated January 11, 2002
            (incorporated  by reference  from Exhibit 10.11 to Form 10-K,  dated
            December 31, 2001).

*10.9       Employment  Agreement  between New Century Equity Holdings Corp. and
            David P. Tusa,  dated  November 1, 2001  (incorporated  by reference from Exhibit 10.12 to Form 10-K, dated December 31, 2001).

10.10       Office  Building  Lease  Agreement   between   Prentiss   Properties
            Acquisition Partners,  L.P. and Aptis, Inc., dated November 11, 1999
            (incorporated  by reference  from Exhibit 10.33 to Form 10-K,  dated
            September 30, 1999).

*10.11      BCC's 401(k) Retirement Plan (incorporated by reference from Exhibit
            10.14 to Form 10-K, dated September 30, 2000).

10.12       Office  Building Lease  Agreement  between BCC and EOP-Union  Square
            Limited  Partnership,   dated  November  6,  2000  (incorporated  by
            reference from Exhibit 10.16 to Form 10-K, dated December 31, 2001).

10.13       Office  Building  Sublease  Agreement  between BCC and CCC  Centers,
            Inc.,  dated  February  11, 2002  (incorporated  by  reference  from
            Exhibit 10.17 to Form 10-K, dated December 31, 2001).

10.14       Office Building Lease Agreement between SAOP Union Square,  L.P. and
            New  Century  Equity  Holdings   Corp.,   dated  February  11,  2004
            (incorporated  by reference  from Exhibit 10.18 to Form 10-K,  dated
            December 31, 2003).

10.15       Sublease  agreement  entered into by and between New Century  Equity
            Holdings  Corp.  and the Law  Offices  of  Alfred G.  Holcomb,  P.C.
            (incorporated  by reference  from  Exhibit 10.1 to Form 10-Q,  dated
            September 30, 2004).

14.1        New Century Equity  Holdings Corp. Code of Ethics  (incorporated  by reference from Exhibit 14.1 to Form 10-K, dated December 31, 2003).

21.1        List of Subsidiaries:
            New Century Equity Holdings of Texas, Inc. (incorporated in Delaware)
            New Century Equity Holdings, Inc. (incorporated in Texas)

23.1        Consent of Burton, McCumber & Cortez, L.L.P. (filed herewith).

31.1        Certification of Chief Executive  Officer in Accordance with Section
            302 of the Sarbanes-Oxley Act (filed herewith).

31.2        Certification of Chief Financial  Officer in Accordance with Section
            302 of the Sarbanes-Oxley Act (filed herewith).

32.1        Certification of Chief Executive  Officer in Accordance with Section
            906 of the Sarbanes-Oxley Act (filed herewith).

32.2        Certification of Chief Financial  Officer in Accordance with Section
            906 of the Sarbanes-Oxley Act (filed herewith).

--------------
*Indicates compensatory plan or arrangement.

                                    SIGNATURE

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEW CENTURY EQUITY HOLDINGS CORP.
                                                      (Registrant)

Date: March 31, 2005                         By: /s/ Steven J. Pully
                                                --------------------------------
                                                     Steven J. Pully
                                                 CHIEF EXECUTIVE OFFICER

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2005.

            SIGNATURE                                         TITLE
            ---------                                         -----

       /s/ Steven J. Pully
----------------------------------                   Chief Executive Officer
         Steven J. Pully                          (Principal Executive Officer)

       /s/ John P. Murray
----------------------------------                   Chief Financial Officer
         John P. Murray                   (Principal Financial and Accounting Officer)

       /s/ Mark E. Schwarz
----------------------------------                        Director and
         Mark E. Schwarz                              Chairman of the Board

        /s/ James Risher                                    Director
----------------------------------
          James Risher

