Form 10-Q
period 2005-03-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2005-05-16
CIK 1013706

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2005
                                       or
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from  _______  to _______

                         Commission File Number 0-28536

                            ------------------------

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

            Indicated  below  is  the  number  of  shares   outstanding  of  the
registrant's only class of common stock at May 13, 2005:

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

================================================================================

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                PAGE
                                                                                ----

PART I FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2005 (Unaudited)
             and December 31, 2004.............................................   3

         Unaudited Condensed Consolidated Statements of Operations -
            For the Three Months ended March 31, 2005 and 2004.................   4

         Unaudited Condensed Consolidated Statements of Comprehensive Loss -
            For the Three Months ended March 31, 2005 and 2004.................   5

         Unaudited Condensed Consolidated Statements of Cash Flows -
            For the Three Months ended March 31, 2005 and 2004.................   6

         Notes to Unaudited Interim Condensed Consolidated Financial
            Statements.........................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition

PART II OTHER INFORMATION

                         PART I FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             MARCH 31,     DECEMBER 31,
                                                                               2005            2004
                                                                            ------------   ------------
                                                                            (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................      $  1,487       $  1,716
  Prepaid and other current assets ...................................            97            145
  Short-term investments:
    Government securities ............................................        12,969         12,895
    Common stock .....................................................           371             --
                                                                            --------       --------
   Total short-term investments ......................................        13,340         12,895
                                                                            --------       --------
   Total current assets ..............................................        14,924         14,756

Property and equipment, net ..........................................             5              7

Other non-current assets .............................................             6              6
Investments ..........................................................            --            326
                                                                            --------       --------
  Total assets .......................................................      $ 14,935       $ 15,095
                                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................      $     45       $     45
  Accrued liabilities ................................................           402            283
                                                                            --------       --------
Total current liabilities ............................................           447            328

Other non-current liabilities ........................................             2              2
                                                                            --------       --------
   Total liabilities .................................................           449            330

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   4,807,692 shares designated as Series A convertible preferred stock
   issued and outstanding ............................................            48             48
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   34,653,104 shares issued and outstanding ..........................           347            347
  Additional paid-in capital .........................................        75,428         75,428
  Accumulated deficit ................................................       (61,431)       (61,107)
  Accumulated other comprehensive income .............................            94             49
                                                                            --------       --------
   Total stockholders' equity ........................................        14,486         14,765
                                                                            --------       --------
     Total liabilities and stockholders' equity ......................      $ 14,935       $ 15,095
                                                                            ========       ========

The  accompanying  notes  are  an  integral  part  of  these  interim  condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2005          2004
                                                      --------      ----------

Operating revenues ............................      $     -        $     --

Operating expenses:
   Selling, general and administrative expenses           353            645
   Depreciation and amortization expense ......             2             16
                                                     --------       --------
Operating loss ................................          (355)          (661)

Other income (expense):
   Interest income ............................            81             10
   Equity in net loss of affiliate ............            --         (1,200)
   Other (expense) income, net ................            --             (1)
                                                     --------       --------
Total other income (expense), net .............            81         (1,191)
                                                     --------       --------
Net loss ......................................      $   (274)      $ (1,852)

Preferred stock dividend ......................           (50)            --
                                                     --------       --------
Net loss applicable to common stockholders ....      $   (324)      $ (1,852)
                                                     ========       ========

Basic and diluted net loss per common share:
   Net loss ...................................      $  (0.01)      $  (0.05)

Weighted average common shares outstanding ....        34,653         34,653
                                                     ========       ========

The  accompanying  notes  are  an  integral  part  of  these  interim  condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                  2005          2004
                                               ---------     ---------

Net loss ................................      $  (274)      $(1,852)

Other comprehensive income:

  Unrealized holding gains, net of $0 tax           45          --
                                               -------       -------

Comprehensive loss ......................      $  (229)      $(1,852)
                                               =======       =======

The  accompanying  notes  are  an  integral  part  of  these  interim  condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                          2005         2004
                                                       --------      --------
Cash flows from operating activities:
Net loss ........................................      $  (274)      $(1,852)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization expenses ........            2            16
  Equity in net loss of affiliate ...............           --         1,200
  Loss on disposition of property and equipment .           --            30
  Accretion of discount on securities ...........          (74)           --
  Changes in operating assets and liabilities:
   Decrease in accounts receivable ..............           --             2
   Decrease in prepaid and other assets .........           48            87
   Increase in accounts payable .................           --             1
   Increase (decrease) in accrued liabilities ...           69          (421)
                                                       -------       -------
Net cash used in operating activities ...........         (229)         (937)

Cash flows from investing activities:
  Proceeds from sale of property and equipment ..           --             5
                                                       -------       --------
Net cash provided by investing activities .......           --             5

Cash flows from financing activities ............           --            --
                                                       -------       --------

Net decrease in cash and cash equivalents .......         (229)         (932)
Cash and cash equivalents, beginning of period ..        1,716         5,330
                                                       -------       --------

Cash and cash equivalents, end of period ........      $ 1,487       $ 4,398
                                                       =======       ========

Supplemental disclosure of financial information:
  Cash paid for interest ........................      $    --       $    --
  Cash paid for income taxes ....................      $    --       $    --

Supplemental disclosure of non-cash transactions:
  Increase in fair market value of investments ..      $    45       $    --
  Preferred stock dividend ......................      $    50       $    --

The  accompanying  notes  are  an  integral  part  of  these  interim  condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO THE INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

            The interim condensed  consolidated  financial  statements  included herein have been prepared by New Century Equity Holdings Corp. and  subsidiaries
(collectively,  the  "Company"),  without  audit,  pursuant  to  the  rules  and
regulations  of  the  Securities  and  Exchange  Commission   ("SEC").   Certain
information and footnote  disclosures  normally included in financial statements prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America have been  condensed or omitted  pursuant to such rules and regulations.  In the opinion of the Company's  management,  the accompanying interim condensed consolidated financial statements reflect all adjustments,  of a normal  recurring  nature,  that are necessary for a fair  presentation of the
Company's  financial  position,  results of  operations  and cash flows for such periods. It is recommended that these interim condensed  consolidated  financial statements be read in conjunction with the consolidated financial statements and the notes thereto  included in the Company's  Annual Report on Form 10-K for the
year ended December 31, 2004.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

NOTE 2. HISTORICAL OVERVIEW AND RECENT DEVELOPMENTS

            New Century Equity  Holdings  Corp. is a company in transition.  The
Company is currently seeking to redeploy its assets to enhance stockholder value and is  seeking,  analyzing  and  evaluating  potential  acquisition  and merger candidates. The Company was formerly known as Billing Concepts Corp. ("BCC") and was  incorporated  in the  state of  Delaware  in  1996.  BCC was  previously  a wholly-owned  subsidiary of U.S. Long Distance Corp. ("USLD"). Upon its spin-off from USLD, BCC became an independent,  publicly-held company. Beginning in 1998,
the  Company  made   multiple   investments   in  Princeton   eCom   Corporation
("Princeton")  totaling  approximately  $77,300,000  before  selling  all of its interest for  $10,000,000  in June 2004.  The Company also made  investments  in other high growth  companies.  As of March 31, 2005,  the Company held an equity interest in publicly traded Sharps Compliance Corp.  ("Sharps"),  which provides cost-effective  medical-related  disposal solutions for the healthcare,  retail, residential  and  hospitality  industries.  During the period from April 1, 2005 through  May 5,  2005,  the  Company  sold its  equity  interest  in Sharps  for approximately $334,000.

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

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      ----------------------
(in thousands, except per share data)                                                    2005          2004
                                                                                      --------      --------
Net loss, as reported ..........................................................      $  (274)      $(1,852)
Less: Total stock based employee compensation expense determined
   under fair value based method for all awards, net of related tax effects ....           (8)           (1)
                                                                                      -------       -------

Net loss, pro forma ............................................................      $  (282)      $(1,853)
                                                                                      =======       =======

Basic and diluted net loss per common share:
   Net loss, as reported .......................................................      $ (0.01)      $ (0.05)
   Net loss, pro forma .........................................................      $ (0.01)      $ (0.05)

            The  fair  value  for  these  stock  options  was  estimated  at the respective  grant date  using the  Black-Scholes  option-pricing  model with the following  weighted  average  assumptions  for the three  months ended March 31,
2004:  expected  volatility of 96.3%,  no dividend  yield,  expected life of 2.5 years and  risk-free  interest rate of 1.8%. No stock options were issued during the three months ended March 31, 2005.

NOTE 4. INVESTMENTS

            Investments consist of the following:
                                                           March 31,        December 31,
            (in thousands)                                   2005               2004
                                                          ---------         -------------
            Investment in Sharps:
              Cash investments ........................      970                 970
              Settlement ..............................     (389)               (389)
              Impairment of investment ................     (306)               (306)
              Unrealized holding gain .................       94                  49
              Other ...................................        2                   2
                                                           -----               -----
                 Net investment in Sharps                    371                 326
                                                           -----               -----
              Total investments .......................    $ 371               $ 326
                                                           =====               =====

            In January  2004,  the Company  entered into an  agreement  with the former majority  stockholders of Operator  Service Company ("OSC") to settle all claims related to the April 2000  acquisition  of OSC by the Company.  Under the terms of the  agreement,  the  Company  transferred  to the former OSC  majority stockholders  525,000 shares of the common stock of Sharps owned by the Company,
valued  at  approximately  $389,000.   Additionally,  the  former  OSC  majority
stockholders  agreed to a voting  rights  agreement  which allows the Company to direct  the  vote of the  Company's  shares  owned by  them.  Subsequent  to the transfer of the Sharps common stock shares, the Company's interest in Sharps was
3.6% of the outstanding  shares.  The Company  recorded a non-cash charge to net loss from disposal of discontinued operations in 2003 of $389,000 in conjunction with the settlement agreement.  During the period from April 1, 2005 through May
5, 2005,  the  Company  sold its  equity  interest  in Sharps for  approximately
$334,000,  resulting in a $57,000 gain for financial reporting purposes,  net of
$94,000 reclassified from other comprenhsive income.

NOTE 5. COMMITMENTS AND CONTINGENCIES

            In  October  2000,  the  Company   completed  the  sale  of  several
wholly-owned   subsidiaries  that  principally   provided   third-party  billing
clearinghouse  and  information  management  services to the  telecommunications industry  (the  "Transaction  Processing  and  Software  Business")  to Platinum

Holdings  ("Platinum"),  for  consideration  of  approximately  $49,700,000 (the
"Platinum Transaction"). Under the terms of the Platinum Transaction, all leases and  corresponding  obligations  associated with the Transaction  Processing and
Software Business were assumed by Platinum.  Prior to the Platinum  Transaction, the Company  guaranteed  two  operating  leases for office space of the divested companies.  The first lease is related to office  space  located in San Antonio,
Texas,  and expires in 2006.  Under the original  terms of the first lease,  the remaining minimum undiscounted rent payments totalling approximately  $2,886,000 at March 31,  2005.  The  second  lease is related  to office  space  located in
Austin,  Texas,  and  expires in 2010.  Under the  original  terms of the second lease, the remaining minimum undiscounted rent payments totalling  approximately
$6,737,000  at March 31, 2005.  In  conjunction  with the Platinum  Transaction,
Platinum  agreed to  indemnify  the  Company  should  the  underlying  operating companies  not  perform  under the terms of the office  leases.  The Company can provide no assurance as to Platinum's  ability,  or willingness,  to perform its obligations  under the  indemnification.  The  Company  does not  believe  it is probable that it will be required to perform under these lease  guarantees  and, therefore, no liability has been accrued in the Company's financial statements.

            On August 11, 2004,  Craig  Davis,  allegedly a  stockholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
(the  "Complaint").  The Complaint  asserts direct claims,  and also  derivative claims on the Company's behalf,  against five former and three current directors of the Company.  The  individual  defendants  are Parris H. Holmes,  Jr., C. Lee
Cooke,  Jr., Justin L. Ferrero,  Gary D. Becker,  J. Stephen Barley,  Stephen M.
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

            The Company and certain of the defendants responded to the Complaint by filing a motion to  dismiss or stay the  action on  October  18,  2004 and on
November 3, 2004 filed a  memorandum  of law in support of such  positions.  The motion to dismiss filed by the Company and various  defendants  was heard by the
Chancery  Court of New Castle  County,  Delaware on January 18, 2005.  The court denied the motion to dismiss. On February 23, 2005, Mr. Davis filed a motion for the  appointment  of a receiver.  On May 6, 2005, the Company and certain of the defendants  filed a response in opposition to  plaintiff's  motion for receiver.
Mediation  among  parties  named in the  Complaint  took  place  in  Wilmington,
Delaware on May 13, 2005.

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

            The Company has been notified by counsel to both Messrs.  Holmes and
Tusa that each of Messrs. Holmes and Tusa believe that approximately $60,000 and
$34,000,  respectively,  are  owed  to  each  of  them  under  their  respective consulting  agreements.  In addition to notifying  both Messrs.  Holmes and Tusa that  their  consulting  services  were  not  required  and  that no  obligation therefore  existed  under  their  respective  agreements,  both  have  also been notified  that the Company is  investigating  various  transactions,  including,

among other  things,  the  payment of  approximately  $600,000 to Mr.  Holmes in connection with a restricted stock agreement (see Note 7) and the  reimbursement of  various  expenses  involving  meals  and  entertainment,  travel  and  other reimbursed  expenses.  The Company disputes that any additional amounts are owed under the  consulting  agreements  and,  therefore,  has not  provided  for such amounts in the accompanying  financial statements for the period ended March 31,
2005.

            Pursuant  to the sale of  approximately  4.8  million  newly  issued shares of the Company's  Series A 4% Convertible  Preferred Stock (the "Series A
Preferred  Stock") to Newcastle  Partners,  L.P.  ("Newcastle") on June 18, 2004
(the "Newcastle Transacation"),  the Company agreed to indemnify  Newcastle from any  liability,  loss or damage,  together  with all costs and expenses  related thereto  that the Company may suffer which arises out of affairs of the Company, its board of  directors  or  employees  prior to the  closing  of the  Newcastle
Transaction.  The  Company's  obligation  to  indemnify  may be satisfied at the option of the purchaser by issuing  additional  Series A Preferred  Stock to the purchaser,  modifying the  conversion  price of the Series A Preferred  Stock, a payment of cash or a redemption of Series A Preferred  Stock or a combination of the foregoing.  The Company and the purchaser  have not yet  determined  whether events that have arisen since the closing will trigger the indemnity provisions.

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

            Prior to the selling of its interest in Princeton in June 2004,  the
Company  accounted for its  investment  in Princeton  under the equity method of accounting  and recorded  the equity in net loss of  Princeton on a  three-month lag. As of March 31, 2004, the Company's  ownership  percentage of the preferred stock, the outstanding stock and the fully diluted stock of Princeton was 26.5%,
28.7% and 22.9%, respectively.

            Princeton's summarized balance sheet as of December 31, 2003, is as follows:
                                                  December 31,
            (in thousands)                            2003
                                                  ------------
            Current assets ...................      $42,043
            Non-current assets ...............       11,332
            Current liabilities ..............       39,476
            Non-current liabilities ..........          888
            Mandatorily redeemable convertible
               preferred stock ...............       39,553

            Princeton's  statements  of  operations  for the three  months ended
December 31, 2003 has been used to calculate  the equity in net loss recorded in the Company's statement of operations for the three months ended March 31, 2004.
Princeton's summarized statement of operations is as follows:

                                                 Three Months Ended
                                                    December 31,
            (in thousands)                             2003
                                                 ------------------
            Total revenues...................      $   5,889
            Gross profit.....................          1,940
            Loss from operations.............         (3,768)
            Net loss.........................         (3,527)

NOTE 7. RELATED PARTY TRANSACTIONS

            Parris  H.  Holmes,  Jr.  (former  Chairman  of the  Board and Chief
Executive  Officer  of the  Company)  served  on the  Board  of  Princeton  from
September  1998 until March 2004.  Mr. Holmes served as Chairman of the Board of
Princeton  from January 2002 until  December  2002.  David P. Tusa (former Chief
Financial  Officer of the Company)  served as a member of the Board of Princeton from August 2001 until June 2002.

            Mr.  Holmes  has been a member of the board of  directors  of Sharps since July 1998.  According to public filings by Sharps, Mr. Holmes continues to be a director of Sharps,  although he is not serving in such  capacity on behalf of the Company.  Mr. Tusa was  appointed  Chief  Financial  Officer of Sharps in
February 2003. In March 2003,  Sharps began  reimbursing the Company for certain expenses  incurred by Mr. Tusa.  As of March 31, 2005,  no amount was due to the
Company by Sharps for these expenses. A current member of the Company's board of directors, Lee Cooke, served on the board of directors of Sharps from March 1992 until November 2004.

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

            In November 2001,  the Company  entered into an Amended and Restated
Employment  Agreement  ("Employment  Agreement") with Mr. Holmes. As part of the
Employment  Agreement,  the Company  entered into a Split-Dollar  Life Insurance
Agreement ("Insurance  Agreement") with a trust beneficially owned by Mr. Holmes pursuant to which the Company paid the annual insurance premium of approximately
$172,000.  The underlying  life insurance  policy had a face value of $4,500,000 and required  remaining  annual premium  payments  through March 2012,  totaling
$1,500,000.  In December  2003,  Mr. Holmes and the Company  agreed to amend the
Employment  Agreement and terminate the provisions of the  Employment  Agreement related to the  Insurance  Agreement in exchange for payments by the Company to,
and  on  behalf  of,  Mr.  Holmes  totaling   approximately  $700,000  in  cash.
Accordingly,  the Company  assigned to Mr. Holmes,  and Mr. Holmes assumed,  all future obligations and benefits related to the Insurance  Agreement.  Mr. Holmes released and  discharged  the Company from any further  obligation to provide or fund any life insurance for the benefit of Mr.  Holmes,  including the Insurance
Agreement.  The entire  $700,000  was  included  in general  and  administrative expenses during the year ended December 31, 2003. In December 2003,  $200,000 of the total $700,000 was paid. The remaining  $500,000 was accrued at December 31,
2003 and paid in January 2004. In conjunction with the Insurance Agreement,  the
Company  relinquished  its rights under two other  split-dollar  life  insurance policies  previously  entered into with Mr.  Holmes.  All premiums had been paid under the two policies prior to 2004. The Company paid  approximately  $3,800 on behalf of Mr. Holmes in connection with the transfer of rights to Mr. Holmes.

            Prior to the  Newcastle  Transaction,  during the quarter ended June
30,  2004,  the  Company  sold  certain  office  furniture  to  Mr.  Holmes  for approximately  $7,000 and provided Mr. Holmes with title to the automobile  that had been  furnished to him by the Company at no cost.  The Company had purchased the office  furniture for  approximately  $28,000 during the period October 1994 through April 2003 and the furniture had a book value of $4,000. Pursuant to the terms of his employment  agreement,  Mr. Holmes was provided with an automobile.
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

NOTE 8.  SHARE CAPITAL

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

NOTE 9. INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

            In October 2004, the Company  purchased a 26 week U.S. Treasury bill for approximately $12,859,000. The fair value was $12,969,000 at March 31, 2005.
Short-term investments also consist of 375,000 shares of common stock of Sharps.

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
RESULTS  MAY  VARY  MATERIALLY  FROM  THOSE  DESCRIBED  HEREIN  AS  ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
GENERAL

            The following is a discussion of the interim condensed  consolidated financial  condition and results of operations for New Century  Equity  Holdings
Corp. and subsidiaries (collectively, the "Company"), for the three months ended
March 31, 2005.  It should be read in  conjunction  with the  Unaudited  Interim
Condensed  Consolidated  Financial  Statements of the Company, the notes thereto and other  financial  information  included  elsewhere in this  report,  and the
Company's Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Continuing Operations

            Selling,  general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company.  SG&A expenses decreased by $292,000, or
45%, to $353,000,  during the three months ended March 31, 2005,  as compared to the three  months  ended  March 31,  2004.  The  decrease  in SG&A is due to the reduction of salaried  employees  from five to one, the decrease in rent expense as a result of the  sublease  entered  into on October  8,  2004,  to sublet the office space  located at 10101  Reunion  Place,  Suite 970, San Antonio,  Texas,
offset by approximately  $229,000 for legal and professional fees related to the lawsuit filed by Craig Davis.

Interest Income

            Interest income  increased by $71,000,  or 710%, to $81,000,  during the three  months  ended March 31,  2005,  as compared to the three months ended
March 31, 2004. This increase was attributable to higher cash balances available for  short-term  investment as our cash resources were increased by the proceeds from the Newcastle  Transaction  and the sale of our Princeton  interest in June
2004.

Equity In Net Loss Of Affiliate

            Equity in net loss of  affiliate  totaled  $1.2  million  during the three  months  ended March 31,  2004.  In June 2004,  the  Company  sold all its interest in Princeton for $10 million.

LIQUIDITY AND CAPITAL RESOURCES

            The  Company's  cash balance  decreased to $1.5 million at March 31,
2005,  from $1.7  million at December 31,  2004.  The  decrease  relates to SG&A expenses  incurred  during  the three  months  ended  March 31,  2005,  of which approximately  $229,000  represents legal and  professional  fees related to the lawsuit  filed by Craig  Davis.  There were no capital  expenditures  during the three months ended March 31, 2005.

            The Company's short-term  investments  increased to $13.4 million at
March 31, 2005, from $12.9 million at December 31, 2004. The increase relates to accretion of discount on government  securities  and the  classification  of the
Sharps  investment as a short-term  investment in accordance  with the Company's plan to  dispose  of the Sharps  common  stock.  As of May 5, 2005 all shares of
Sharps  common  stock  held by the  Company  had  been  sold  for  approximately
$334,000,  resulting in a $57,000 gain for financial reporting purposes,  net of
$94,000 reclassified from other comprenhsive income.

            During 2005, the Company's  operating cash requirements are expected to consist principally of funding corporate expenses,  the costs associated with maintaining a public  company,  expenses  incurred in pursuing and operating new business  activities  and  litigation  expenses.  The  Company  expects to incur additional  operating  losses through fiscal 2005, which will continue to have a negative impact on liquidity and capital resources.

Lease Guarantees

            In October 2000,  the Company  completed  the Platinum  Transaction.
Under  the terms of the  Platinum  Transaction,  all  leases  and  corresponding obligations  associated  with the Transaction  Processing and Software  Business were  assumed  by  Platinum.  Prior to the  Platinum  Transaction,  the  Company
guaranteed two operating leases for office space of the divested companies.  The first  lease is  related to office  space  located in San  Antonio,  Texas,  and expires in 2006.  Under the  original  terms of the first lease,  the  remaining minimum  undiscounted  rent payments  total $2.9 million at March 31, 2005.  The second lease is related to office space located in Austin, Texas, and expires in
2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted  rent payments total $6.7 million at March 31, 2005. In conjunction with the Platinum  Transaction,  Platinum agreed to indemnify the Company should the  underlying  operating  companies  not perform under the terms of the office leases.  The Company can  provide no  assurance  as to  Platinum's  ability,  or willingness,  to perform its obligations under the indemnification.  The Company does not believe it is probable  that it will be required to perform under these lease guarantees and, therefore,  no liability has been accrued in the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company is exposed to interest rate risk  primarily  through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with  changing  interest  rates as of March  31,  2005,  because  the  Company's intention is to maintain a liquid portfolio. The Company does not use derivative financial instruments in its operations.

ITEM 4. CONTROLS AND PROCEDURES

            Disclosure  controls  are  procedures  that  are  designed  with the objective of ensuring that information required to be disclosed in the Company's reports under the  Securities  Exchange Act of 1934,  as amended (the  "Exchange
Act"),  such as this Form 10-Q, is reported in accordance  with the rules of the
SEC.  Disclosure  controls are also designed with the objective of ensuring that such  information is accumulated  appropriately  and communicated to management, including the chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosures.

            As of the end of the period  covered  by this  report,  the  Company carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's chief executive  officer and chief financial officer, of the effectiveness of the design and operation of the
Company's  disclosure  controls  and  procedures  pursuant to Exchange Act Rules
13a-15(e) and 15d-15(e). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures  are  effective  in  timely  alerting  them to  material  information relating to the Company (including its consolidated subsidiaries) required to be included in the  Company's  periodic  SEC  filings.  No change in the  Company's internal  control over financial  reporting (as defined in Rule 13a-15(f) of the
Exchange Act) occurred  during the period covered by this report that materially affected or is  reasonably  likely to materially  affect the Company's  internal control over financial reporting.

            A control  system,  no matter how well  conceived and operated,  can provide only  reasonable,  not absolute,  assurance  that the  objectives of the control system are met. Because of inherent  limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On August 11, 2004,  Craig  Davis,  allegedly a  stockholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
(the  "Complaint").  The Complaint  asserts direct claims,  and also  derivative claims on the Company's behalf,  against five former and three current directors of the Company.  The  individual  defendants  are Parris H. Holmes,  Jr., C. Lee
Cooke,  Jr., Justin L. Ferrero,  Gary D. Becker,  J. Stephen Barley,  Stephen M.
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

            The Company and certain of the defendants responded to the Complaint by filing a motion to  dismiss or stay the  action on  October  18,  2004 and on
November 3, 2004 filed a  memorandum  of law in support of such  positions.  The motion to dismiss filed by the Company and various  defendants  was heard by the
Chancery  Court of New Castle  County,  Delaware on January 18, 2005.  The court denied the motion to dismiss. On February 23, 2005, Mr. Davis filed a motion for the  appointment  of a receiver.  On May 6, 2005, the Company and certain of the defendants  filed a response in opposition to  plaintiff's  motion for receiver.
Mediation  among parties named in the Complaint has been scheduled to take place in Wilmington, Delaware on May 13, 2005.

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
Holmes  in  connection  with a  restricted  stock  agreement  (see Note 7 to the
Condensed  Consolidated  Financial  Statements) and the reimbursement of various
expenses  involving  meals  and  entertainment,   travel  and  other  reimbursed
expenses.  As part of the  investigative  work commenced by the Company prior to the filing of the Complaint,  the Company sought  reimbursement  from Mr. Holmes for various amounts paid to him. The Company and Mr. Holmes were unable to agree on the amount that Mr. Holmes should reimburse the Company.

            The Company has been notified by counsel to both Messrs.  Holmes and
Tusa that each of Messrs. Holmes and Tusa believe that approximately $60,000 and
$34,000,  respectively,  are  owed  to  each  of  them  under  their  respective consulting  agreements.  In addition to notifying  both Messrs.  Holmes and Tusa that  their  consulting  services  were  not  required  and  that no  obligation therefore  existed  under  their  respective  agreements,  both  have  also been notified  that the Company is  investigating  various  transactions,  including, among other  things,  the  payment of  approximately  $600,000 to Mr.  Holmes in connection  with a  restricted  stock  agreement  (see  Note 7 to the  Condensed
Consolidated  Financial  Statements) and the  reimbursement  of various expenses involving meals and  entertainment,  travel and other reimbursed  expenses.  The
Company  disputes  that any  additional  amounts  are owed under the  consulting agreements and, therefore, has not provided for such amounts in the accompanying financial statements for the period ended March 31, 2005.

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

ITEM 6. EXHIBITS

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

                                NEW CENTURY EQUITY HOLDINGS CORP.
                                          (Registrant)

Date: May 16, 2005              By:             /s/ John P. Murray
                                     ------------------------------------------
                                                 John P. Murray
                                            CHIEF FINANCIAL OFFICER
                               (Duly authorized and principal financial officer)

