Form 10-Q
period 2005-06-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2005-08-15
CIK 1013706

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
                                       or
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

            Indicated  below  is  the  number  of  shares   outstanding  of  the
registrant's only class of common stock at August 12, 2005:

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

================================================================================

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                PAGE

PART I FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2005 (Unaudited)
           and December 31, 2004...............................................   3

          Unaudited Condensed Consolidated Statements of Operations -
           For the Three and Six Months ended June 30, 2005 and 2004...........   4

          Unaudited Condensed Consolidated Statements of Comprehensive
           Income (Loss) - For the Three and Six Months ended June 30,
           2005 and 2004.......................................................   5

          Unaudited Condensed Consolidated Statements of Cash Flows -
           For the Six Months ended June 30, 2005 and 2004.....................   6

          Notes to Unaudited Interim Condensed Consolidated Financial
           Statements..........................................................   7

Item 2.   Management's Discussion and Analysis of Financial Condition

PART II   OTHER INFORMATION

                          PART I FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JUNE 30,    DECEMBER 31,
                                                                              2005          2004
                                                                          ------------   ------------
                                                                          (UNAUDITED)

                                    ASSETS

Current assets:
  Cash and cash equivalents ..........................................     $      6      $  1,716
  Prepaid expenses and other current assets ..........................          829           145
  Short-term investments .............................................       13,830        12,895
                                                                           --------      --------
   Total current assets ..............................................       14,665        14,756

Property and equipment, net ..........................................            3             7

Other non-current assets .............................................            6             6
Investments ..........................................................           --           326
                                                                           --------      --------
  Total assets .......................................................     $ 14,674      $ 15,095
                                                                           ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................     $     50      $     45
  Accrued liabilities ................................................          374           283
                                                                           --------      --------
Total current liabilities ............................................          424           328

Other non-current liabilities ........................................            2             2
                                                                           --------      --------
   Total liabilities .................................................          426           330
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   4,807,692 shares designated as Series A convertible preferred stock
   issued and outstanding ............................................           48            48
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   34,653,104 shares issued and outstanding                                     347           347
  Additional paid-in capital .........................................       75,428        75,428
  Accumulated deficit ................................................      (61,570)      (61,107)
  Accumulated other comprehensive income (loss) ......................           (5)           49
                                                                           --------      --------
   Total stockholders' equity ........................................       14,248        14,765
                                                                           --------      --------
     Total liabilities and stockholders' equity ......................     $ 14,674      $ 15,095
                                                                           ========      ========

              The accompanying notes are an integral part of these
              interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                          -------------------------   -----------------------
                                                             2005          2004          2005         2004
                                                          -----------   ----------    ----------    ---------

Operating revenues ..................................     $     --      $     --      $     --      $     --

Operating expenses:
   Selling, general and administrative expenses .....          244         3,613           597         4,258
   Depreciation and amortization expense ............            2             5             4            21
                                                          --------      --------      --------      --------

Operating loss ......................................         (246)       (3,618)         (601)       (4,279)

Other income (expense):
   Interest income, net .............................          100            16           181            26
   Equity in net loss of affiliate ..................         --          (1,785)         --          (2,985)
   Gain on sale of equity affiliate .................         --           5,817          --           5,817
   Other (expense) income, net ......................           57            (2)           57            (3)
                                                          --------      --------      --------      --------

Total other income, net .............................          157         4,046           238         2,855
                                                          --------      --------      --------      --------

Net income (loss) ...................................          (89)          428          (363)       (1,424)

Preferred stock dividend ............................          (50)           (7)         (100)           (7)
                                                          --------      --------      --------      --------
Net income (loss) applicable to
   common stockholders ..............................     $   (139)     $    421      $   (463)     $ (1,431)
                                                          ========      ========      ========      ========

Basic and diluted net income (loss) per common share:
    Net income (loss) ...............................     $  (0.01)     $   0.01      $  (0.02)     $  (0.04)
                                                          ========      ========      ========      ========

Weighted average common shares outstanding ..........       34,653        34,653        34,653        34,653
                                                          ========      ========      ========      ========

              The accompanying notes are an integral part of these
              interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                 INCOME/ (LOSS)
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                        --------------------     --------------------
                                                          2005        2004         2005        2004
                                                        --------     -------     --------     -------

Net income (loss) .................................     $   (89)     $   428     $  (363)     $(1,424)

Other comprehensive income:
  Reclassification of unrealized gain on investment         (94)        --           (94)        --
  Unrealized holding gains (losses), net of $0 tax           (5)           4          40           15
                                                        -------      -------     -------      -------

Comprehensive income (loss) .......................     $  (188)     $   432     $  (417)     $(1,409)
                                                        =======      =======     =======      =======

              The accompanying notes are an integral part of these
              interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                      2005          2004
                                                                                   -----------   ---------
Cash flows from operating activities:
Net loss .....................................................................     $   (363)     $ (1,424)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization expenses .....................................            4            21
  Equity in net loss of affiliate ............................................            -         2,985
  Gain on sale of equity affiliate ...........................................            -        (5,817)
  Loss on disposition of property and equipment ..............................            -            28
  Gain on sale of Sharps Compliance Corp. common stock .......................          (57)            -
  Accretion of discount on securities ........................................         (150)            -
  Changes in operating assets and liabilities:
   Decrease in accounts receivable ...........................................            -             9
   Decrease (increase) in prepaid and other assets ...........................         (684)          247
   Increase in accounts payable ..............................................            5            26
   Increase (decrease) in accrued liabilities ................................          188          (430)
                                                                                   --------      --------
Net cash used in operating activities ........................................       (1,057)       (4,355)

Cash flows from investing activities:
  Proceeds from sale of short-term investments ...............................       13,334             -
  Purchase of short-term investments .........................................      (13,787)            -
  Purchases of property and equipment ........................................            -            (3)
  Proceeds from sale of property and equipment ...............................            -            12
  Proceeds from sale of equity affiliate (all holdings in Princeton) .........            -        10,000
  Proceeds from sale of equity affiliate (all holdings in Princeton) allocated
  to former chief executive officer ..........................................            -          (600)
  Other investing ............................................................            -            40
                                                                                   --------      --------

Net cash provided by (used in) investing activities ..........................         (453)        9,449

Cash flows from financing activities:
  Cash dividends paid on preferred stock .....................................         (200)            -
  Proceeds from sale of preferred stock ......................................            -         5,000
                                                                                   --------      --------

Net cash provided by (used in) financing activities ..........................         (200)        5,000

Net increase (decrease) in cash and cash equivalents .........................       (1,710)       10,094
Cash and cash equivalents, beginning of period ...............................        1,716         5,330
                                                                                   --------      --------

Cash and cash equivalents, end of period .....................................     $      6      $ 15,424
                                                                                   ========      ========

Supplemental disclosure of financial information:
  Cash paid for interest .....................................................     $      -      $      -
  Cash paid for income taxes .................................................     $      -      $      -

Supplemental disclosure of non-cash transactions:
  Increase in fair market value of investments ...............................     $     40      $      -
  Preferred stock dividend ...................................................     $    100      $      7
  Reclassification of gain on investment .....................................     $    (94)     $      -

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

NOTE 2. HISTORICAL OVERVIEW AND RECENT DEVELOPMENTS

            New Century Equity  Holdings  Corp. is a company in transition.  The
Company is currently seeking to redeploy its assets to enhance stockholder value and is  seeking,  analyzing  and  evaluating  potential  acquisition  and merger candidates. The Company was formerly known as Billing Concepts Corp. ("BCC") and was  incorporated  in the  state of  Delaware  in  1996.  BCC was  previously  a wholly-owned  subsidiary of U.S. Long Distance Corp. ("USLD"). Upon its spin-off from USLD, BCC became an independent,  publicly-held company. Beginning in 1998,
the  Company  made   multiple   investments   in  Princeton   eCom   Corporation
("Princeton")  totaling  approximately  $77,300,000  before  selling  all of its interest  for  $10,000,000  in June 2004.  During the period  from April 1, 2005 through May 5, 2005, the Company sold its equity  interest in Sharps  Compliance
Corp. ("Sharps") for approximately $334,000.

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

            The following table  illustrates the effect on net income (loss) and net income  (loss) per common share had  compensation  expense for the Company's stock option grants been  determined  based on the fair value at the grant dates consistent  with the  methodology of SFAS No. 123 and SFAS No. 148,  "Accounting for Stock-Based  Compensation - Transition and Disclosure".  For purposes of the pro forma  disclosures,  the estimated fair value of options is amortized to pro forma compensation expense over the options' vesting periods.

                                        7

                                                           Three Months Ended         Six Months Ended
                                                         ----------------------   --------------------------
                                                                June 30,                   June 30,
 (in thousands, except per share data)                     2005         2004        2005           2004
                                                        -----------  -----------  ----------   -------------
Net income (loss), as reported .................        $      (89)  $     428    $    (363)   $    (1,424)
Less: Total stock based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects .....            (20)        (67)         (27)           (68)
                                                        ----------   ---------    ---------    -----------

Net income (loss), pro forma ...................        $     (109   $     361         (390)   $    (1,492)
                                                        ==========   =========    =========    ===========

Basic net income (loss) per common share:
   Net income (loss), as reported .................     $    (0.01)  $    0.01   $    (0.01)  $      (0.04)
   Net income (loss), pro forma ...................     $    (0.01)  $    0.01   $    (0.01)  $      (0.04)

Diluted net income (loss) per common share:
   Net income (loss), as reported .................     $    (0.01)  $    0.01   $    (0.01)  $      (0.04)
   Net income (loss), pro forma ...................     $    (0.01)  $    0.01   $    (0.01)  $      (0.04)

            The  fair  value  for  these  stock  options  was  estimated  at the respective  grant date  using the  Black-Scholes  option-pricing  model with the following  weighted  average  assumptions for the six months ended June 30, 2005 and 2004: expected volatility of 99.22%, no dividend yield, expected life of 2.5 years and risk-free interest rates of 4.75%.

            In  December  2004,  the FASB issued  SFAS No. 123  (revised  2004),
SHARE-BASED  PAYMENT,  which established  accounting  standards for transactions where the  entity  exchanges  equity  instruments  for goods and  services.  The revision of this statement focuses on the accounting for transactions  where the entity obtains  employee  services in  share-based  payment  transactions.  This statement  revision  eliminates the  alternative  use of APB 25 intrinsic  value
method  and  requires  that  entities  adopt  the  fair-value   method  for  all
share-based  transactions.  This  statement  is  effective  the next fiscal year following  June 15, 2005. The Company will adopt the provisions of this standard on a modified  prospective  basis in the first quarter of 2006,  and the Company believes that the overall impact to the financial statements will be immaterial.

NOTE 4. INVESTMENTS

        Investments consist of the following:

                                                                     June 30,
        (in thousands)                                                2005
                                                               ---------------
        Investment in Sharps Compliance Corp:
          Cash investments.................................    $           970
          Settlement.......................................               (389)
          Impairment of investment.........................               (306)
          Gain on sale.....................................                 57
          Other............................................                  2
          Proceeds from sale...............................               (334)
                                                               ---------------
          Total investments ...............................    $             -
                                                               ===============

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
May 5, 2005,  the Company sold its equity  interest in Sharps for  approximately
$334,000,  resulting in a $57,000 gain for financial reporting purposes,  net of
$94,000 reclassified from other comprehensive income.

NOTE 5. COMMITMENTS AND CONTINGENCIES

            In  October  2000,  the  Company   completed  the  sale  of  several
wholly-owned   subsidiaries  that  principally   provided   third-party  billing
clearinghouse  and  information  management  services to the  telecommunications industry  (the  "Transaction  Processing  and  Software  Business")  to Platinum
Holdings  ("Platinum"),  for  consideration  of  approximately  $49,700,000 (the
"Platinum Transaction"). Under the terms of the Platinum Transaction, all leases and  corresponding  obligations  associated with the Transaction  Processing and
Software Business were assumed by Platinum.  Prior to the Platinum  Transaction, the Company  guaranteed  two  operating  leases for office space of the divested companies.  The first lease is related to office  space  located in San Antonio,
Texas,  and expires in 2006.  Under the original  terms of the first lease,  the remaining minimum  undiscounted rent payments total approximately  $2,431,000 at
June 30, 2005.  The second  lease is related to office space  located in Austin,
Texas,  and expires in 2010.  Under the original terms of the second lease,  the remaining minimum  undiscounted rent payments total approximately  $6,383,000 at
June 30, 2005. In conjunction with the Platinum Transaction,  Platinum agreed to indemnify  the Company  should the  underlying  operating  companies not perform under the terms of the office leases. The Company can provide no assurance as to
Platinum's  ability,  or  willingness,  to  perform  its  obligations  under the indemnification.  The Company  does not  believe it is probable  that it will be required to perform under these lease  guarantees and,  therefore,  no liability has been accrued in the Company's financial statements.

            On August 11, 2004,  Craig  Davis,  allegedly a  stockholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
(the  "Complaint").  The Complaint  asserts direct claims,  and also  derivative claims on the Company's behalf,  against five former and three current directors of the Company.  The individual  defendants named in the Complaint are Parris H.
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
Mediation  among  parties  named in the  Complaint  took  place  in  Wilmington,
Delaware on May 13, 2005.  On May 31, 2005,  Mr. Davis filed an amendment to the
Complaint to include James Risher, a current director,  and Newcastle  Partners,
L.P.  ("Newcastle") as additional  defendants.  On July 8, 2005, the Company and certain  of the  defendants  filed a  supplemental  response  in  opposition  to plaintiff's  motion for  appointment of receiver.  A trial date is currently set for December 5, 2005.

            The Company is currently  funding legal  expenses of the  defendants
pursuant  to  indemnification   arrangements  that  were  in  place  during  the
respective terms of each of the defendants. As of June 30, 2005, the Company had met the  $500,000  deductible  as  stipulated  in the  Company's  directors  and officers  liability  insurance  policy.  The  directors  and officers  liability insurance  policy carries a maximum  coverage limit of $5,000,000.  Because this case is in the early  stages,  it is not possible to evaluate the  likelihood of exceeding  the policy  limit.  As of June 30,  2005,  the Company has recorded a
receivable   from  the   insurance   carrier  of   approximately   $781,000  for
reimbursement  of legal and  professional  fees incurred in excess of the policy deductible,  in accordance  with the provisions of the insurance  policy.  As of
August 12,  2005,  the  Company  had not  received  any  reimbursement  from the insurance  carrier and continues to have ongoing  discussions with the insurance carrier regarding  reimbursement  under the provisions of the policy. If for any reason the  insurance  carrier does not fulfill its  obligation to reimburse the
Company under the insurance policy, nonpayment of the claim for reimbursement of legal  and  professional  fees  could  have a  material  adverse  effect  on the financial condition and results of operations of the Company.

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

            The  Company  has been  notified  by counsel to both Mr.  Holmes and
David P. Tusa (former chief financial  officer) that each of Messrs.  Holmes and
Tusa believe that approximately $60,000 and $34,000,  respectively,  are owed to each of them under  their  respective  consulting  agreements.  In  addition  to notifying both Messrs.  Holmes and Tusa that their consulting  services were not required  and  that no  obligation  therefore  existed  under  their  respective agreements,  both have also been  notified  that the  Company  is  investigating
various   transactions,   including,   among  other   things,   the  payment  of
approximately  $600,000 to Mr.  Holmes in  connection  with a  restricted  stock agreement (see Note 7) and the reimbursement of various expenses involving meals and entertainment,  travel and other reimbursed  expenses.  The Company disputes that any  additional  amounts  are owed  under the  consulting  agreements  and, therefore,  has not  provided  for such  amounts in the  accompanying  financial statements for the period ended June 30, 2005.

            Pursuant  to the sale of  approximately  4.8  million  newly  issued shares of the Company's  Series A 4% Convertible  Preferred Stock (the "Series A
Preferred  Stock") to Newcastle on June 18, 2004 (the  "Newcastle  Transaction")
the Company agreed to indemnify  Newcastle  from any liability,  loss or damage, together with all costs and expenses related thereto that the Company may suffer which arises out of affairs of the Company,  its board of directors or employees prior to the closing of the Newcastle  Transaction.  The Company's obligation to indemnify may be satisfied at the option of the purchaser by issuing  additional
Series A Preferred Stock to the purchaser, modifying the conversion price of the
Series  A  Preferred  Stock,  a  payment  of cash or a  redemption  of  Series A
Preferred Stock or a combination of the foregoing. The Company and the purchaser have not yet  determined  whether events that have arisen since the closing will trigger the indemnity provisions.

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

            In June 2004,  the Company sold all of its interest in Princeton for
$10,000,000.  The sale of Princeton  generated a capital loss for federal income tax purposes of approximately $67,000,000.  Prior to the selling of its interest in Princeton in June 2004, the Company accounted for its investment in Princeton under the equity  method of  accounting  and  recorded the equity in net loss of
Princeton  on a  three-month  lag.  As a  result  of the  sale of the  Company's holdings in  Princeton,  during the six months ended June 30, 2004,  the Company accelerated  the recording of its equity in net loss of Princeton to the date of sale.  Princeton's  statement of  operations  for the eight months ended May 31,
2004,  has  been  used to  calculate  the  equity  in net loss  recorded  in the
Company's statement of operations for the six months ended June 30, 2004.

            Princeton's summarized statement of operations was as follows:

                                                           Eight
                                                           Months
                                                           Ended
                                                          May 31,
            (in thousands)                                 2004
                                                        -----------
            Total revenues...........................   $  16,965
            Gross profit.............................       7,258
            Loss from operations.....................      (9,188)
            Net loss.................................      (9,214)

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

            According  to public  filings,  Mr.  Holmes has been a member of the board of  directors  of Sharps  since July 1998.  Mr. Tusa was  appointed  Chief
Financial  Officer of Sharps in February  2003. A former member of the Company's board of directors,  Lee Cooke,  served on the board of directors of Sharps from
March 1992 until November 2004.

            In August 2003,  the Company  issued 435,484 shares of the Company's
Common  Stock,  par  value  $.01 per share  ("Common  Stock")  to Mr.  Holmes in exchange for a salary reduction of $135,000 for the employment period of October
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

            Prior to the Newcastle Transaction, during the six months ended June
30,  2004,  the  Company  sold  certain  office  furniture  to  Mr.  Holmes  for approximately  $7,000 and provided Mr. Holmes with title to the automobile  that had been  furnished to him by the Company at no cost.  The Company had purchased the office  furniture for  approximately  $28,000 during the period October 1994 through April 2003 and the furniture had a book value of $4,000. Pursuant to the terms of his employment  agreement,  Mr. Holmes was provided with an automobile.
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

            In June 2004, in  connection  with the  Newcastle  Transaction,  Mr.
Schwarz,  Chief Executive Officer and Chairman of Newcastle Capital  Management,
L.P.  ("NCM"),  Mr. Pully,  President of NCM, and Mr.  Murray,  Chief  Financial
Officer of NCM,  assumed  positions  as Chairman of the Board,  Chief  Executive
Officer and Chief Financial  Officer,  respectively,  of the Company.  Mr. Pully receives an annual salary of $150,000 as Chief Executive Officer of the Company.
NCM is the general partner of Newcastle, which owns 4,807,692 shares of Series A
Preferred Stock and 150,000 shares of Common Stock of the Company.

            The Company's  corporate  headquarters are currently  located at 300
Crescent Court, Suite 1110,  Dallas,  Texas 75201, which are also the offices of
NCM.  Pursuant to an oral  agreement,  the Company  subleases a portion of NCM's space on a month-to-month basis at no charge.

            The Company also receives  accounting  and  administrative  services from employees of NCM at no charge.

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

            The Company has never  declared  or paid any cash  dividends  on its
Common  Stock.  The Company may not pay dividends on its Common Stock unless all declared and unpaid dividends on the Series A Preferred Stock have been paid. In addition,  whenever the Company shall declare or pay any dividends on its Common
Stock,  the holders of the Series A Preferred Stock are entitled to receive such
Common Stock dividends on a ratably as-converted basis.

            The  Series A  Preferred  Stock is  convertible  into  approximately thirty-five  percent of the Common  Stock,  at any time after the  expiration of twelve  months from the date of its issuance at a conversion  price of $0.26 per share of Common Stock,  subject to adjustment  for dilution.  The holders of the
Series A Preferred  Stock are  entitled to a four percent  annual cash  dividend
(the "Preferred  Dividends").  The Preferred Dividends shall accrue and shall be cumulative  from the date of  initial  issuance  of the  shares of the  Series A
Preferred Stock, whether or not declared by the Company's board of directors. In lieu of cash  dividends,  the holders of Series A  Preferred  Stock may elect to receive  such number of shares of Series A Preferred  Stock that is equal to the aggregate  dividend amount divided by $1.04. On June 18, 2005 the holders of the
Series A Preferred Stock elected to receive the Preferred  Dividends in cash for the annual period ended June 18, 2005.

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

NOTE 9. INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

            In May 2005, the Company  purchased a 26-week U.S. Treasury bill for approximately $13,786,000. The fair value was $13,830,000 at June 30, 2005.

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
RESULTS  MAY  VARY  MATERIALLY  FROM  THOSE  DESCRIBED  HEREIN  AS  ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
GENERAL

            The following is a discussion of the interim condensed  consolidated financial  condition and results of operations for New Century  Equity  Holdings
Corp. and  subsidiaries  (collectively,  the  "Company"),  for the three and six months ended June 30, 2005. It should be read in conjunction  with the Unaudited
Interim Condensed  Consolidated  Financial  Statements of the Company, the notes thereto and other financial  information  included elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

            Selling,   general  and  administrative  ("SG&A")  expense  includes
management  salaries and benefits,  legal fees,  public  company costs and other administrative  costs incurred in direct  support of the business  operations of the Company. SG&A expenses decreased by $3,369,000,  or 93%, and $3,661,000,  or
86% for the three and six months ended June 30, 2005, respectively,  as compared to the  corresponding  periods of the prior fiscal year.  SG&A  expenses for the three and six months ended June 30, 2004, included  approximately  $2,600,000 of severance paid to Messrs.  Holmes and Tusa, the Company's former Chief Executive
Officer and Chief Financial Officer,  respectively. For the three and six months ended June 30, 2004, SG&A expenses also included approximately $700,000 of legal and  professional  expenses  related to the  proposed  proxy  statement  seeking shareholder approval to liquidate the Company (which was subsequently withdrawn)
and completing the Newcastle Transaction.  The remainder of the decrease in SG&A is due to reduced  salary and benefits as the number of employees have decreased from five to one and a  decrease  in rent  expense  as a result of the  sublease entered into on October 8, 2004, to sublet the Company's office space located at
10101  Reunion  Place,  Suite 970, San Antonio,  Texas.  The decrease in SG&A is partially  offset by  approximately  $21,000  for legal  and  professional  fees incurred  during the three months  ended June 30,  2005,  related to the lawsuit filed by Craig Davis.

INTEREST INCOME

            Interest  income  increased by $89,000 or 556%, and $160,000 or 615%
for the three and six months ended June 30, 2005,  respectively,  as compared to
the  corresponding   periods  of  the  prior  fiscal  year.  This  increase  was attributable to increased yields available for short-term investments and higher cash balances from the proceeds of the Newcastle Transaction and the sale of our
Princeton interest in June 2004.

EQUITY IN NET LOSS OF AFFILIATE

            Equity in net loss of  affiliate  totaled  approximately  $2,985,000 during the six months  ended June 30, 2004.  In June 2004,  the Company sold all its interest in Princeton for $10,000,000.

LIQUIDITY AND CAPITAL RESOURCES

            The  Company's   cash  and  short-term   investments   decreased  to
approximately  $13,836,000  at June 30, 2005,  from  $14,611,000 at December 31,
2004.  The  significant  items  affecting  the  Company's  cash  and  short-term investments during the six months ended June 30, 2005, are as follows:  proceeds of approximately  $334,000 from the sale of the Sharps common stock, the payment of $200,000 for the annual Preferred  Dividends and approximately  $1,031,000 of legal and  professional  fees related to the lawsuit filed by Craig Davis. As of
June 30, 2005, the Company had met the $500,000  deductible as stipulated in the
Company's  directors and officers liability  insurance policy. The directors and officers  liability  insurance  policy  carries  a  maximum  coverage  limit  of
$5,000,000.  Because  this case is in the early  stages,  it is not  possible to evaluate the likelihood of exceeding the policy limit.  As of June 30, 2005, the
Company has recorded a receivable  from the insurance  carrier of  approximately
$781,000 for  reimbursement of legal and professional fees incurred in excess of the policy  deductible,  in  accordance  with the  provisions  of the  insurance policy.  As of August 12, 2005,  the Company has not received any  reimbursement from the insurance  carrier and continues to have ongoing  discussions  with the insurance carrier regarding reimbursement under the provisions of the policy. If for any  reason  the  insurance  carrier  does not  fulfill  its  obligation  to reimburse the Company under the  insurance  policy,  nonpayment of the claim for reimbursement  of legal and  professional  fees could  have a  material  adverse effect on the financial condition and results of operations of the Company.

            There were no capital  expenditures during the six months ended June
30, 2005.

            During  the  remainder  of  2005,   the  Company's   operating  cash
requirements are expected to consist  principally of funding corporate expenses, the costs associated with maintaining a public company and expenses  incurred in pursuing and operating  new business  activities.  The Company  expects to incur additional  operating  losses through fiscal 2005, which will continue to have a negative impact on liquidity and capital resources.

LEASE GUARANTEES

            In October 2000,  the Company  completed  the Platinum  Transaction.
Under  the terms of the  Platinum  Transaction,  all  leases  and  corresponding obligations  associated  with the Transaction  Processing and Software  Business were  assumed  by  Platinum.  Prior to the  Platinum  Transaction,  the  Company
guaranteed two operating leases for office space of the divested companies.  The first  lease is  related to office  space  located in San  Antonio,  Texas,  and expires in 2006.  Under the  original  terms of the first lease,  the  remaining minimum undiscounted rent payments total $2,431,000 at June 30, 2005. The second lease is related to office space located in Austin,  Texas, and expires in 2010.
Under the original terms of the second lease, the remaining minimum undiscounted rent  payments  total  $6,383,000  at June 30,  2005.  In  conjunction  with the
Platinum  Transaction,  Platinum  agreed to  indemnify  the  Company  should the underlying operating companies not perform under the terms of the office leases.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company is exposed to interest rate risk  primarily  through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with  changing  interest  rates  as of June  30,  2005,  because  the  Company's intention is to maintain a liquid portfolio. The Company does not use derivative financial instruments in its operations.

ITEM 4. CONTROLS AND PROCEDURES

            Disclosure  controls and  procedures are designed with the objective of ensuring that information  required to be disclosed in the Company's  reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this  Form  10-Q,  is  reported  in  accordance  with  the  rules of the SEC.
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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On August 11, 2004,  Craig  Davis,  allegedly a  stockholder  of the
Company, filed a complaint in the Chancery Court of New Castle County,  Delaware
(the  "Complaint").  The Complaint  asserts direct claims,  and also  derivative claims on the Company's behalf,  against five former and three current directors of the Company.  The individual  defendants named in the Complaint are Parris H.
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
Mediation  among  parties  named in the  Complaint  took  place  in  Wilmington,
Delaware on May 13, 2005.  On May 31, 2005,  Mr. Davis filed an amendment to the
Complaint  to  include  James  Risher,  a current  director,  and  Newcastle  as additional defendants. On July 8, 2005, the Company and certain defendants filed a supplemental  response in opposition to plaintiff's  motion for appointment of receiver. A trial date is currently set for December 5, 2005.

            The Company is currently  funding legal  expenses of the  defendants
pursuant  to  indemnification   arrangements  that  were  in  place  during  the
respective terms of each of the defendants. As of June 30, 2005, the Company had met the  $500,000  deductible  as  stipulated  in the  Company's  directors  and officers  liability  insurance  policy.  The  directors  and officers  liability insurance  policy carries a maximum  coverage limit of $5,000,000.  Because this case is in the early  stages,  it is not possible to evaluate the  likelihood of exceeding  the policy  limit.  As of June 30,  2005,  the Company has recorded a
receivable   from  the   insurance   carrier  of   approximately   $781,000  for
reimbursement  of legal and  professional  fees incurred in excess of the policy deductible,  in accordance  with the provisions of the insurance  policy.  As of
August 12,  2005,  the  Company  has not  received  any  reimbursement  from the insurance  carrier and continues to have ongoing  discussions with the insurance carrier regarding  reimbursement  under the provisions of the policy. If for any reason the  insurance  carrier does not fulfill its  obligation to reimburse the
Company under the insurance policy, nonpayment of the claim for reimbursement of legal  and  professional  fees  could  have a  material  adverse  effect  on the financial condition and results of operations of the Company.

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

            The  Company  has been  notified  by counsel to both Mr.  Holmes and
David P. Tusa (former chief financial  officer) that each of Messrs.  Holmes and
Tusa believe that approximately $60,000 and $34,000,  respectively,  are owed to each of them under  their  respective  consulting  agreements.  In  addition  to notifying both Messrs.  Holmes and Tusa that their consulting  services were not required  and  that no  obligation  therefore  existed  under  their  respective agreements,  both have also been  notified  that the  Company  is  investigating
various   transactions,   including,   among  other   things,   the  payment  of

approximately  $600,000 to Mr.  Holmes in  connection  with a  restricted  stock agreement (see Note 7 to the condensed  consolidated  financial  statements) and the reimbursement of various expenses involving meals and entertainment,  travel and other reimbursed expenses.  The Company disputes that any additional amounts are owed under the consulting  agreements and,  therefore,  has not provided for such amounts in the accompanying  financial statements for the period ended June
30, 2005.

            Pursuant  to  the  Newcastle  Transaction,  the  Company  agreed  to indemnify Newcastle from any liability,  loss or damage, together with all costs and  expenses  related  thereto  that the Company may suffer which arises out of affairs of the Company, its board of directors or employees prior to the closing of the  Newcastle  Transaction.  The  Company's  obligation  to indemnify may be satisfied  at the  option  of the  purchaser  by  issuing  additional  Series  A
Preferred Stock to the purchaser, modifying the conversion price of the Series A
Preferred  Stock, a payment of cash or a redemption of Series A Preferred  Stock or a combination  of the  foregoing.  The Company and the purchaser have not yet determined  whether  events that have arisen  since the closing will trigger the indemnity provisions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 27, 2005, the Company held its Annual Meeting of Stockholders for the year ended December 31, 2004 for the following purpose:  (a) for holders of Common Stock and holders of Series A Preferred  Stock to elect  Jonathan Bren as a director to hold office until the 2007 Annual Meeting of  Stockholders  and to elect  James A.  Risher as a director  to hold  office  until the 2008 Annual
Meeting of  Stockholders,  and (b) for  holders of Series A  Preferred  Stock to elect Mark E.  Schwarz and Steven J. Pully as directors to hold office until the
2006 Annual Meeting of Stockholders. The vote on this proposal was as follows:

            ELECTION OF DIRECTORS               FOR                     WITHHELD
            ---------------------               ---                     --------
            Jonathan Bren                   50,209,372                   21,018
            James A. Risher                 50,192,744                    4,390
            Mark E. Schwarz                  4,807,692                        -
            Steven J. Pully                  4,807,692                        -

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

                                         NEW CENTURY EQUITY HOLDINGS CORP.
                                               (Registrant)

Date: August 15, 2005                    By:  /s/ John P. Murray
                                            ------------------------------------
                                                  John P. Murray
                                              CHIEF FINANCIAL OFFICER
                                         (Duly authorized and principal financial
                                         officer)

