Form 10-Q
period 2005-09-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2005-11-14
CIK 1013706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
                                       or
|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from  _______  to _______

                         Commission File Number 0-28536

                                ---------------

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

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at November 11, 2005:

                                                  Number of Shares
             Title of Class                         Outstanding
      -----------------------------        -----------------------------
      Common Stock, $0.01 par value                  34,653,104

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                         PAGE

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 2005 (Unaudited)
           and December 31, 2004........................................................   3

        Unaudited Condensed Consolidated Statements of Operations - For the Three
           and Nine Months ended September 30, 2005 and 2004............................   4

        Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) -
           For the Three and Nine Months ended September 30, 2005 and 2004..............   5

        Unaudited Condensed Consolidated Statements of Cash Flows - For the
           Nine Months ended September 30, 2005 and 2004................................   6

        Notes to Unaudited Interim Condensed Consolidated Financial Statements..........   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results

PART II OTHER INFORMATION

                                            PART I FINANCIAL INFORMATION

                            ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                September 30,       December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
                                                                                 (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents ............................................         $    13,076         $     1,716
  Insurance receivable and other current assets ........................               1,452                 145
  Short-term investments ...............................................                --                12,895
                                                                                 -----------         -----------
   Total current assets ................................................              14,528              14,756

Property and equipment, net ............................................                --                     7

Other non-current assets ...............................................                   6                   6
Investments ............................................................                --                   326
                                                                                 -----------         -----------
  Total assets .........................................................         $    14,534         $    15,095
                                                                                 ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................         $        51         $        45
  Accrued liabilities ..................................................                 471                 283
                                                                                 -----------         -----------
Total current liabilities ..............................................                 522                 328

Other non-current liabilities ..........................................                   2                   2
                                                                                 -----------         -----------
   Total liabilities ...................................................                 524                 330
Commitments and contingencies
Stockholders' equity:
  Preferred stock,  $0.01 par value, 10,000,000 shares  authorized;
   4,807,692 shares designated as Series A convertible preferred stock
   issued and outstanding...............................................                  48                  48
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   34,653,104  shares issued and outstanding............................                 347                 347
Additional paid-in capital .............................................              75,428              75,428
Accumulated deficit ....................................................             (61,813)            (61,107)
Accumulated other comprehensive income (loss) ..........................                --                    49
                                                                                 -----------         -----------
 Total stockholders' equity ............................................              14,010              14,765
                                                                                 -----------         -----------
  Total liabilities and stockholders' equity ...........................         $    14,534         $    15,095
                                                                                 ===========         ===========

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                                  NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended         Nine Months Ended
                                                                        September 30,               September 30,
                                                                   ------------------------   ------------------------
                                                                      2005         2004          2005          2004
                                                                   -----------  ----------    -----------  -----------

Operating revenues ...........................................     $   --        $   --        $   --        $   --

Operating expenses:
   Selling, general and administrative expenses ..............          284           288           881         4,546
   Depreciation and amortization expense .....................            3             4             7            26
                                                                   --------      --------      --------      --------

Operating loss ...............................................         (287)         (292)         (888)       (4,572)

Other income (expense):
   Interest income, net ......................................          108            31           289            57
   Equity in net loss of affiliate ...........................         --            --            --          (2,985)
   Gain on sale of equity affiliate ..........................         --            --            --           5,817
   Other (expense) income, net ...............................          (14)           (1)           43            (4)
                                                                   --------      --------      --------      --------

Total other income, net ......................................           94            30           332         2,885
                                                                   --------      --------      --------      --------

Net income (loss) ............................................         (193)         (262)         (556)       (1,687)

Preferred stock dividend .....................................          (50)          (50)         (150)          (57)
                                                                   --------      --------      --------      --------
Net income (loss) applicable to
   common stockholders .......................................     $   (243)     $   (312)     $   (706)     $ (1,744)
                                                                   ========      ========      ========      ========

Basic and diluted net income (loss) per common share:
   Net income (loss) .........................................     $  (0.01)     $  (0.01)     $  (0.02)     $  (0.05)
                                                                   ========      ========      ========      ========

Weighted average common shares outstanding ...................       34,653        34,653        34,653        34,653
                                                                   ========      ========      ========      ========

       The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                                  NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
                                                    (IN THOUSANDS)

                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                            --------------------------      --------------------------
                                                               2005            2004            2005            2004
                                                            -----------     ----------      -----------  -------------

Net income (loss) .....................................      $  (193)        $  (262)        $  (556)        $(1,687)

Other comprehensive income:
  Reclassification of unrealized loss (gain) on .......            5            --               (94)           --
   investment
  Unrealized holding gains (losses), net of $0 tax ....         --                (8)             45               7
                                                             -------         -------         -------         -------

Comprehensive income (loss) ...........................      $  (188)        $ (270)         $  (605)        $(1,680)
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

                                  NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                               2005           2004
                                                                                           -------------  -------------
Cash flows from operating activities:
Net loss ..............................................................................      $   (556)      $ (1,687)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization expenses ..............................................             7             25
  Equity in net loss of affiliate .....................................................          --            2,985
  Gain on sale of equity affiliate ....................................................          --           (5,817)
  Loss on disposition of property and equipment .......................................          --               28
  Loss on sale of treasury bill .......................................................            14           --
  Gain on sale of Sharps Compliance Corp. common stock ................................           (57)          --
  Accretion of discount on securities .................................................          (185)          --
  Changes in operating assets and liabilities:
   Decrease in accounts receivable ....................................................          --               28
   (Increase) decrease in insurance receivable and other assets .......................        (1,307)           301
   Increase in accounts payable .......................................................             6            103
   Increase (decrease) in accrued liabilities .........................................           238           (628)
                                                                                             --------       --------
Net cash used in operating activities .................................................        (1,840)        (4,662)

Cash flows from investing activities:
  Proceeds from sale of short-term investments ........................................        27,186           --
  Purchase of short-term investments ..................................................       (13,786)          --
  Purchases of property and equipment .................................................          --               (3)
  Proceeds from sale of property and equipment ........................................          --               12
  Proceeds from sale of equity affiliate (all holdings in Princeton) ..................          --           10,000
  Proceeds from sale of equity affiliate (all holdings in Princeton) allocated
  to former chief executive officer ...................................................          --             (600)
  Other investing .....................................................................          --               40
                                                                                             --------       --------

Net cash provided by investing activities .............................................        13,400          9,449

Cash flows from financing activities:
  Cash dividends paid on preferred stock ..............................................          (200)          --
  Proceeds from sale of preferred stock ...............................................          --            5,000
                                                                                             --------       --------

Net cash provided by (used in) financing activities ...................................          (200)         5,000

Net increase (decrease) in cash and cash equivalents ..................................        11,360          9,787
Cash and cash equivalents, beginning of period ........................................         1,716          5,330
                                                                                             --------       --------

Cash and cash equivalents, end of period ..............................................      $ 13,076       $ 15,117
                                                                                             ========       ========

Supplemental disclosure of financial information:
  Cash paid for interest ..............................................................      $   --         $   --
  Cash paid for income taxes ..........................................................      $   --         $   --

Supplemental disclosure of non-cash transactions:
  Increase in fair market value of investments ........................................      $   --         $      7
  Preferred stock dividend ............................................................      $    150       $     57

      The accompanying notes are an integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO THE INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The following (a) condensed  consolidated  balance sheet as of December
31, 2004, which has been derived from audited financial statements,  and (b) the unaudited interim condensed consolidated financial statements have been prepared by New  Century  Equity  Holdings  Corp.  and  subsidiaries  (collectively,  the
"Company"), pursuant to the rules and regulations of the Securities and Exchange
Commission  ("SEC").  Certain  information  and  footnote  disclosures  normally
included  in  financial   statements  prepared  in  accordance  with  accounting
principles  generally  accepted  in the  United  States  of  America  have  been condensed  or omitted  pursuant  to such  rules and  regulations,  although  the
Company  believes that the disclosures made are adequate to make the information not misleading.  In the opinion of the Company's  management,  the  accompanying interim condensed consolidated financial statements reflect all adjustments,  of a normal  recurring  nature,  that are necessary for a fair  presentation of the
Company's  financial  position,  results of  operations  and cash flows for such periods. It is recommended that these interim condensed  consolidated  financial statements be read in conjunction with the consolidated financial statements and the notes thereto  included in the Company's  Annual Report on Form 10-K for the
year ended December 31, 2004.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

         The Company is pursuing a business  plan of acquiring  and investing in alternative asset management  companies,  including management companies of fund of funds that invest in hedge  funds.  On October 5, 2005,  the Company  entered into an agreement with ACP  Investments LP (d/b/a  Ascendant  Capital  Partners)
("Ascendant"),  pursuant to which the Company acquired an interest in Ascendant,
a  Berwyn,   Pennsylvania  based  asset  management  company  whose  funds  have investments  in long/short  equity funds and which  distributes  its  registered funds primarily through various financial  intermediaries  and related channels.
See Note 10 for further discussion.

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

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                              ------------------------  ------------------------
(in thousands, except per share data)                             2005        2004         2005         2004
                                                              -----------  -----------  -----------  -----------
Net income (loss), as reported..............................  $      (193) $      (262) $      (556) $    (1,687)
Less: Total stock based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects...............           (4)          (5)         (32)         (72)
                                                              -----------  -----------  -----------  -----------

Net income (loss), pro forma................................  $      (197) $      (267) $      (588) $    (1,759)
                                                              ===========  ===========  ===========  ===========

Basic net income (loss) per common share:
   Net income (loss), as reported...........................  $     (0.01) $     (0.01) $     (0.01) $     (0.05)
   Net income (loss), pro forma.............................  $     (0.01) $     (0.01) $     (0.01) $     (0.05)

Diluted net income (loss) per common share:
   Net income (loss), as reported...........................  $     (0.01) $      0.01  $     (0.01) $     (0.05)
   Net income (loss), pro forma.............................  $     (0.01) $      0.01  $     (0.01) $     (0.05)

         The fair value for these stock options was estimated at the  respective grant  date using the  Black-Scholes  option-pricing  model  with the  following weighted  average  assumptions  for the nine months ended September 30, 2005 and
2004:  expected  volatility of 99.22%,  no dividend yield,  expected life of 2.5 years and risk-free interest rates of 4.75%.

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

NOTE 4.  INVESTMENTS

         Investments consist of the following:
                                                                  September 30,
         (in thousands)                                               2005
                                                                 ---------------
         Investment in Sharps Compliance Corp:
           Cash investments...................................    $       970
           Settlement.........................................           (389)
           Impairment of investment...........................           (306)
           Gain on sale.......................................             57
           Other..............................................              2
           Proceeds from sale.................................           (334)
                                                                  -----------
           Total investments .................................    $      --
                                                                  ===========

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
("Platinum"),  for  consideration  of  approximately  $49,700,000 (the "Platinum
Transaction").  Under the terms of the  Platinum  Transaction,  all  leases  and
corresponding   obligations  associated  with  the  Transaction  Processing  and
Software Business were assumed by Platinum.  Prior to the Platinum  Transaction, the Company  guaranteed  two  operating  leases for office space of the divested companies.  The first lease is related to office  space  located in San Antonio,
Texas,  and expires in 2006.  Under the original  terms of the first lease,  the remaining minimum  undiscounted rent payments total approximately  $1,975,000 at
September  30,  2005.  The second  lease is related to office  space  located in
Austin,  Texas,  and  expires in 2010.  Under the  original  terms of the second lease,  the remaining  minimum  undiscounted  rent payments total  approximately
$6,029,000 at September 30, 2005. In conjunction with the Platinum  Transaction,
Platinum  agreed to  indemnify  the  Company  should  the  underlying  operating companies  not  perform  under the terms of the office  leases.  The Company can provide no assurance as to Platinum's  ability,  or willingness,  to perform its obligations  under the  indemnification.  The  Company  does not  believe  it is probable that it will be required to perform under these lease  guarantees  and, therefore, no liability has been accrued in the Company's financial statements.

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
Mediation  among  parties  named in the  Complaint  took  place  in  Wilmington,
Delaware on May 13, 2005.  On May 31, 2005,  Mr. Davis filed an amendment to the
Complaint to include James Risher, a current director,  and Newcastle  Partners,
L.P.  ("Newcastle") as additional  defendants.  On July 8, 2005, the Company and certain  of the  defendants  filed a  supplemental  response  in  opposition  to plaintiff's  motion for  appointment of receiver.  A trial date is currently set for March 6, 2006.

         The Company is  currently  funding  legal  expenses  of the  defendants
pursuant  to  indemnification   arrangements  that  were  in  place  during  the
respective  terms of each of the  defendants.  As of  September  30,  2005,  the
Company had met the $500,000 deductible as stipulated in the Company's directors and officers  liability  insurance policy.  The directors and officers liability insurance  policy carries a maximum  coverage limit of $5,000,000.  Because this case is in the early  stages,  it is not possible to evaluate the  likelihood of exceeding the policy limit. As of September 30, 2005, the Company has recorded a
receivable  from  the  insurance   carrier  of   approximately   $1,378,000  for
reimbursement  of legal and  professional  fees incurred in excess of the policy deductible,  in accordance  with the provisions of the insurance  policy.  As of
November 11,  2005,  the Company had not  received  any  reimbursement  from the insurance  carrier and continues to have ongoing  discussions with the insurance carrier regarding  reimbursement  under the provisions of the policy. If for any reason the  insurance  carrier does not fulfill its  obligation to reimburse the
Company under the insurance policy, nonpayment of the claim for reimbursement of legal  and  professional  fees  could  have a  material  adverse  effect  on the financial condition and results of operations of the Company.

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

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

         In June 2004,  the Company sold all of its  interest in  Princeton  for
$10,000,000.  The sale of Princeton  generated a capital loss for federal income tax purposes of approximately $67,000,000.  Prior to the selling of its interest in Princeton in June 2004, the Company accounted for its investment in Princeton under the equity  method of  accounting  and  recorded the equity in net loss of
Princeton  on a  three-month  lag.  As a  result  of the  sale of the  Company's holdings in  Princeton,  during the six months ended June 30, 2004,  the Company accelerated  the recording of its equity in net loss of Princeton to the date of sale.  Princeton's  statement of  operations  for the eight months ended May 31,
2004 has been used to calculate the equity in net loss recorded in the Company's statement of operations for the nine months ended September 30, 2004.

         Princeton's summarized statement of operations was as follows:

                                                           Eight
                                                          Months
                                                           Ended
                                                          May 31,
         (in thousands)                                    2004
                                                       -----------
         Total revenues..............................  $    16,965
         Gross profit................................        7,258
         Loss from operations........................       (9,188)
         Net loss....................................       (9,214)

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

NOTE 9.  INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

         In May 2005,  the Company  purchased a 26-week U.S.  Treasury  bill for
approximately  $13,786,000.   The  Treasury  bill  was  sold  for  approximately
$13,852,000 during July 2005.

NOTE 10. SUBSEQUENT EVENTS

         On October 5, 2005, in connection  with the Company's  business plan of acquiring and investing in alternative asset management  companies,  the Company entered into an agreement (the "Ascendant  Agreement") with Ascendant,  pursuant to which the Company  acquired an interest in the net revenues of  Ascendant,  a
Berwyn, Pennsylvania based asset management company whose funds have investments in long/short  equity funds and which distributes its registered funds primarily through various financial  intermediaries and related channels.  Pursuant to the
Ascendant  Agreement,  the  Company is entitled  to a 50%  interest,  subject to certain adjustments,  in the net revenues of Ascendant,  which interest declines as the assets  that  Ascendant  manages  reach  certain  levels.  The  Company's interest in Ascendant was acquired for  $1,550,000  and is payable in four equal installments with the first installment paid at closing,  the second installment payable on January 5, 2006, the third  installment  payable on April 5, 2006 and the fourth installment  payable on July 5, 2006. After the second anniversary of the  Agreement  and upon the  occurrence  of certain  events,  Ascendant has the option to  repurchase  a portion  of the  Company's  interest.  Pursuant  to the
Ascendant Agreement, the Company agreed to provide various marketing services to
Ascendant  and  Steven  J.  Pully,  CEO of the  Company,  was  appointed  to the
Investment  Advisory  Committee of  Ascendant.  The Company also entered into an agreement with  Ascendant and the limited  partners and certain key employees of
Ascendant  pursuant  to which the  Company  has the option to  purchase  limited partnership interests of Ascendant under certain circumstances.

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
"INTEND" AND WORDS OR PHRASES OF SIMILAR  IMPORT,  AS THEY RELATE TO THE COMPANY
OR  ITS   SUBSIDIARIES   OR  COMPANY   MANAGEMENT,   ARE  INTENDED  TO  IDENTIFY
FORWARD-LOOKING   STATEMENTS.   SUCH  STATEMENTS   REFLECT  THE  CURRENT  RISKS,
UNCERTAINTIES  AND  ASSUMPTIONS  RELATED TO CERTAIN FACTORS  INCLUDING,  WITHOUT
LIMITATION,  COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, THE INTEREST RATE
ENVIRONMENT,  GOVERNMENTAL REGULATION AND SUPERVISION,  SEASONALITY,  CHANGES IN
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
ACTUAL RESULTS MAY VARY MATERIALLY  FROM THOSE DESCRIBED  HEREIN AS ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
GENERAL

         The  following is a discussion  of the interim  condensed  consolidated financial  condition and results of operations for New Century  Equity  Holdings
Corp. and  subsidiaries  (collectively,  the "Company"),  for the three and nine months ended  September  30,  2005.  It should be read in  conjunction  with the
Unaudited Interim Condensed  Consolidated  Financial  Statements of the Company,
the notes thereto and other  financial  information  included  elsewhere in this report, and the Company's Annual Report on Form 10-K for the year ended December
31, 2004.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

         Selling,   general  and   administrative   ("SG&A")   expense  includes
management  salaries and benefits,  director's  fees, legal and accounting fees, public company costs and other  administrative  costs incurred in direct support of the business operations of the Company. SG&A expenses decreased by $4,000, or
2%, and  $3,665,000,  or 81% for the three and nine months ended  September  30,
2005, respectively, as compared to the corresponding periods of the prior fiscal year.  SG&A  expenses for the nine months  ended  September  30, 2004,  included approximately  $2,600,000  of  severance  paid to Messrs.  Holmes and Tusa,  the
Company's   former  Chief  Executive   Officer  and  Chief  Financial   Officer,
respectively.  For the three and nine months  ended  September  30,  2004,  SG&A expenses also included approximately $700,000 of legal and professional expenses related to the  proposed  proxy  statement  (which was  subsequently  withdrawn)
seeking  shareholder  approval  to  liquidate  the Company  and  completing  the
Newcastle  Transaction.  The remainder of the decrease in SG&A is due to reduced salary and benefits as the number of employees  have  decreased from five to one and a decrease  in rent  expense  as a result of the  sublease  entered  into on
October 8, 2004, to sublet the  Company's  office space located at 10101 Reunion
Place, Suite 970, San Antonio, Texas.

         Based upon the assets under management of Ascendant as of September 30,
2005, the Company expects to initially  receive net revenues from Ascendant on a quarterly  basis ranging from $25,000 to $30,000,  which amount will increase if the assets under management of Ascendant increase or will decrease if the assets under management of Ascendant decrease. The Company will receive payment in  cash,  not  later  than 30 days  after  the  end of each  calendar  quarter, beginning with the quarter ended December 31, 2005.

INTEREST INCOME

         Interest income  increased by $77,000 or 248%, and $232,000 or 407% for the three and nine months ended September 30, 2005, respectively, as compared to the  corresponding  periods  of the  prior  fiscal  year.  These  increases  are attributable to increased yields available for short-term investments and higher cash balances from the proceeds of the Newcastle Transaction and the sale of our
Princeton interest in June 2004.

EQUITY IN NET LOSS OF AFFILIATE

         Equity in net loss of affiliate totaled approximately $2,985,000 during the nine months ended September 30, 2004. In June 2004, the Company sold all its interest in Princeton for $10,000,000.

LIQUIDITY AND CAPITAL RESOURCES

         The   Company's   cash  and   short-term   investments   decreased   to
approximately  $13,076,000 at September 30, 2005,  from  $14,611,000 at December
31, 2004.  The  significant  items  affecting the Company's  cash and short-term investments  during the nine months ended  September  30, 2005,  are as follows:
proceeds of approximately $334,000 from the sale of the Sharps common stock, the payment  of  $200,000  for the  annual  Preferred  Dividends  and  approximately
$1,341,000 of legal and professional  fees related to the lawsuit filed by Craig
Davis. As of September 30, 2005, the Company had met the $500,000  deductible as stipulated in the Company's  directors and officers liability  insurance policy.
The directors and officers liability insurance policy carries a maximum coverage limit  of  $5,000,000.  Because  this  case is in the  early  stages,  it is not possible to  evaluate  the  likelihood  of  exceeding  the policy  limit.  As of
September  30, 2005,  the Company has recorded a receivable  from the  insurance carrier of approximately  $1,378,000 for reimbursement of legal and professional fees  incurred  in excess  of the  policy  deductible,  in  accordance  with the provisions of the insurance policy. As of November 11, 2005, the Company has not received any  reimbursement  from the  insurance  carrier and  continues to have ongoing discussions with the insurance carrier regarding reimbursement under the provisions  of the  policy.  If for any reason the  insurance  carrier  does not fulfill its  obligation to reimburse  the Company  under the  insurance  policy, nonpayment of the claim for  reimbursement of legal and professional  fees could have a  material  adverse  effect on the  financial  condition  and  results  of operations of the Company.

         There  were no  capital  expenditures  during  the  nine  months  ended
September 30, 2005.

         During the next 12 months,  the Company's  operating cash  requirements are expected to consist  principally of funding  corporate  expenses,  the costs associated with  maintaining a public company and expenses  incurred in pursuing the  Company's  recently  announced  business plan of acquiring and investing in alternative  asset  management  companies.  The  Company's  interest  in the net revenues of Ascendant was acquired for  $1,550,000  and is payable in four equal installments with the first installment paid at closing,  the second installment payable on January 5, 2006, the third  installment  payable on April 5, 2006 and the fourth  installment  payable on July 5, 2006.  The Company  expects to incur additional  operating  losses through fiscal 2005, which will continue to have a negative impact on liquidity and capital resources.

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
Under the original terms of the first lease, the remaining minimum  undiscounted rent  payments  total  $1,975,000  at September  30,  2005.  The second lease is related to office space located in Austin, Texas, and expires in 2010. Under the original  terms of the second lease,  the remaining  minimum  undiscounted  rent payments  total  $6,029,000  at September  30,  2005.  In  conjunction  with the
Platinum  Transaction,  Platinum  agreed to  indemnify  the  Company  should the underlying operating companies not perform under the terms of the office leases.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The  Company is exposed to  interest  rate risk  primarily  through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with changing  interest  rates as of September  30, 2005,  because the Company's intention is to maintain a liquid portfolio. The Company has not used derivative financial instruments in its operations.

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
Mediation  among  parties  named in the  Complaint  took  place  in  Wilmington,
Delaware on May 13, 2005.  On May 31, 2005,  Mr. Davis filed an amendment to the
Complaint  to  include  James  Risher,  a current  director,  and  Newcastle  as additional defendants. On July 8, 2005, the Company and certain defendants filed a supplemental  response in opposition to plaintiff's  motion for appointment of receiver. A trial date is currently set for March 6, 2006.

         The Company is  currently  funding  legal  expenses  of the  defendants
pursuant  to  indemnification   arrangements  that  were  in  place  during  the
respective  terms of each of the  defendants.  As of  September  30,  2005,  the
Company had met the $500,000 deductible as stipulated in the Company's directors and officers  liability  insurance policy.  The directors and officers liability insurance  policy carries a maximum  coverage limit of $5,000,000.  Because this case is in the early  stages,  it is not possible to evaluate the  likelihood of exceeding the policy limit. As of September 30, 2005, the Company has recorded a
receivable  from  the  insurance   carrier  of   approximately   $1,378,000  for
reimbursement  of legal and  professional  fees incurred in excess of the policy deductible,  in accordance  with the provisions of the insurance  policy.  As of
November 11,  2005,  the Company has not  received  any  reimbursement  from the insurance  carrier and continues to have ongoing  discussions with the insurance carrier regarding  reimbursement  under the provisions of the policy. If for any reason the  insurance  carrier does not fulfill its  obligation to reimburse the
Company under the insurance policy, nonpayment of the claim for reimbursement of legal  and  professional  fees  could  have a  material  adverse  effect  on the financial condition and results of operations of the Company.

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
Holmes  in  connection  with a  restricted  stock  agreement  (see Note 7 to the condensed  consolidated  financial  statements) and the reimbursement of various
expenses  involving  meals  and  entertainment,   travel  and  other  reimbursed
expenses.  The Company  disputes that any additional  amounts are owed under the consulting  agreements and, therefore,  has not provided for such amounts in the accompanying financial statements for the period ended September 30, 2005.

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

ITEM 6.  EXHIBITS

         Exhibits:

         10.1   Revenue Sharing Agreement,  dated as of October 5, 2005, between
                New Century Equity Holdings Corp. and ACP Investments LP

         10.2   Principals Agreement,  dated as of October 5, 2005, by and among
                New Century Equity Holdings Corp., Gary Shugrue,  Constantine L.
                Catsavis and Timothy  Holmes,  ACP  Investments LP and the other signatories thereto

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

                                            NEW CENTURY EQUITY HOLDINGS CORP.
                                                      (Registrant)

Date: November 14, 2005                     By:      /s/ John P. Murray
                                                -----------------------------
                                                       John P. Murray
                                                   CHIEF FINANCIAL OFFICER
                                     (Duly authorized and principal financial officer)

