Form 10-K
period 2005-12-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2006-03-31
CIK 1013706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Fiscal Year ended December 31, 2005

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the Transition Period from ________ to ________

                         Commission File Number 0-28536

                                  -------------

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
                                (Title of Class)

      Indicate by check mark if the registrant is a well-known  seasoned issuer,
as defined in Rule 405 of the Securities Act. |_| Yes |X| No

      Indicate by check mark if the  registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

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

      The aggregate  market value of the registrant's  outstanding  Common Stock held by non-affiliates  of the registrant  computed by reference to the price at which  the  Common  Stock  was  last  sold as of the  last  business  day of the registrant's most recently completed second fiscal quarter was $7,935,714.

      As of March 30, 2006, the Registrant had 34,653,104 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items  10,  11,  12,  13 and 14 of Part III of this  Form  10-K  incorporate  by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its 2006 Annual Meeting of Stockholders to be held on a date to be determined,  which in either case will be filed with the
Securities and Exchange  Commission  within 120 days after the end of the fiscal year ended December 31, 2005.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                            PAGE
                                                                            ----

                                     PART I

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities...............  13
Item 6.    Selected Financial Data.........................................  14
Item 7.    Management's Discussion and Analysis of Financial Condition and

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................  46
Item 9A.   Controls and Procedures.........................................  46
Item 9B.   Other Information...............................................  46

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............  47
Item 11.   Executive Compensation..........................................  47
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.................................  47
Item 13.   Certain Relationships and Related Transactions..................  47
Item 14.   Principal Accountant Fees and Services..........................  47

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules......................  47

           Signatures......................................................  50

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
OR  UNCERTAINTIES  MATERIALIZE,  OR  SHOULD  ANY  UNDERLYING  ASSUMPTIONS  PROVE
INCORRECT,  ACTUAL RESULTS MAY VARY MATERIALLY  FROM THOSE  DESCRIBED  HEREIN AS
ANTICIPATED,  BELIEVED,  ESTIMATED,  EXPECTED OR INTENDED.  THE COMPANY DOES NOT
INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

INTRODUCTION

      New Century Equity  Holdings Corp.  ("NCEH" or the "Company") is a company in  transition.  The  Company is  currently  seeking to  redeploy  its assets to enhance  stockholder  value and is seeking,  analyzing and evaluating  potential acquisition  and merger  candidates.  On October 5, 2005,  the  Company  made an
investment  in  ACP  Investments   L.P.  (d/b/a  Ascendant   Capital   Partners)
("Ascendant"),  pursuant  to which the  Company  currently  receives  50% of the revenues  generated  by  Ascendant.  Ascendant is a Berwyn,  Pennsylvania  based alternative asset management  company whose funds have investments in long/short equity  funds and which  distributes  its  registered  funds  primarily  through various financial intermediaries and related channels. The Company's interest in
Ascendant currently represents the Company's sole operating business.

HISTORICAL OVERVIEW

      The Company,  which was formerly known as Billing Concepts Corp.  ("BCC"), was  incorporated  in the  state of  Delaware  in  1996.  BCC was  previously  a wholly-owned  subsidiary of U.S. Long Distance  Corp.  ("USLD") and  principally provided third-party billing  clearinghouse and information  management services to the  telecommunications  industry (the  "Transaction  Processing and Software
Business").   Upon  its  spin-off   from  USLD,   BCC  became  an   independent,
publicly-held  company.  In October  2000,  the  Company  completed  the sale of several wholly-owned  subsidiaries that comprised the Transaction Processing and
Software  Business  to  Platinum  Holdings  ("Platinum")  for  consideration  of
$49,700,000  (the "Platinum  Transaction").  The Company also received  payments totaling  $7,500,000  for  consulting  services  provided to  Platinum  over the twenty-four month period subsequent to the Platinum Transaction.

      Beginning in 1998, the Company made multiple investments in Princeton eCom
Corporation  ("Princeton") totaling approximately $77,300,000 before selling all of its interest for $10,000,000 in June 2004. The Company's strategy,  beginning with its investment in Princeton, of making investments in high-growth companies was also facilitated through several other investments.

      In early  2004,  the  Company  announced  that it would  seek  stockholder approval to liquidate  the Company.  In June of 2004,  the board of directors of the Company  determined  that it would be in the best interest of the Company to accept an investment from Newcastle Partners, L.P. ("Newcastle"),  an investment fund with a long track record of investing in public and private  companies.  On
June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4%
Convertible  Preferred  Stock (the "Series A Preferred  Stock") to Newcastle for
$5,000,000  (the  "Newcastle  Transaction").  The  Series A  Preferred  Stock is
convertible into approximately  thirty-five  percent of the Common Stock, at any time after the  expiration  of twelve  months from the date of its issuance at a conversion  price of $0.26 per share of Common Stock,  subject to adjustment for dilution.  The  holders of the Series A Preferred  Stock are  entitled to a four
percent  annual  cash  dividend  (the  "Preferred  Dividends").   The  Preferred
Dividends shall accrue and shall be cumulative from the date of initial issuance of the shares of the Series A Preferred  Stock,  whether or not  declared by the
Company's board of directors. In lieu of cash dividends, the holders of Series A
Preferred Stock may elect to receive such number of shares of Series A Preferred
Stock that is equal to the aggregate dividend amount divided by $1.04. Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.

      During May 2005, the Company sold its equity interest in Sharps Compliance
Corp.  ("Sharps") for approximately  $334,000.  Following the sale of its Sharps interest,  the Company no longer holds any investments made by former management and which  reflected  former  management's  strategy of investing in high-growth companies.

RECENT DEVELOPMENTS

      On August 11, 2004,  Craig Davis,  allegedly a stockholder of the Company, filed a complaint  in the Chancery  Court of New Castle  County,  Delaware  (the
"Complaint"). The Complaint asserts direct claims, and also derivative claims on the Company's  behalf,  against five former and three  current  directors of the
Company. The Company is a nominal defendant.  Mr. Davis alleges in the Complaint that  different  director  defendants  breached  their  fiduciary  duties to the
Company.  The allegations  involve,  among other things,  transactions with, and payments to, Parris H. Holmes, Jr., a former executive officer and director, and whether the Company operated as an unregistered  investment  company.  Mr. Davis seeks the  appointment of a receiver for the Company under Section 226(a) of the
Delaware General Corporation Law and other remedies.

      Management has spent  extensive  amounts of time and expense  dealing with matters related to the Complaint and has been diligently  working to resolve the asserted claims.  The Company has had extensive  meetings with the other parties to the  litigation  in an  attempt  to settle  the  litigation.  There can be no assurance that the Company will be able to effect a settlement.

ALTERNATIVE ASSET MANAGEMENT OPERATIONS

      On October 5, 2005, the Company  entered into an agreement (the "Ascendant
Agreement")  with Ascendant to acquire an interest in the revenues  generated by
Ascendant. Pursuant to the Ascendant Agreement, the Company is entitled to a 50%
interest,  subject  to  certain  adjustments,   in  the  revenues  generated  by
Ascendant,  which interest  declines if the assets under management of Ascendant reach certain  levels.  Revenues  generated by Ascendant  include  revenues from assets under  management or any other sources or investments,  net of any agreed commissions.  The Company also agreed to provide various  marketing  services to
Ascendant.  Steven J. Pully, CEO of the Company, was appointed to the Investment
Advisory  Committee of Ascendant.  The total potential  purchase price under the
terms  of  the  Ascendant  Agreement  is  $1,550,000,   payable  in  four  equal
installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006. Subject to the provisions of the
Ascendant  Agreement,  the third installment is payable on April 5, 2006 and the fourth installment is payable on July 5, 2006. The Ascendant  Agreement provides for the repurchase of a portion of the revenue  interest by Ascendant  beginning two years after October 5, 2005, under certain  circumstances,  at a price which would yield a 25% annualized return to the Company.

      If the Company does not make an  installment  payment and Ascendant is not in breach of the Ascendant  Agreement,  Ascendant will have the right to acquire the  Company's  revenue  interest at a price which would yield a 10%  annualized return to the Company.  If Ascendant were to materially  breach its  obligations under the  Ascendant  Agreement,  Ascendant  could be obligated to refund to the
Company the amount of its  investment.  Such refund would not reduce the revenue interest acquired by the Company.

      Ascendant had assets under  management of  approximately  $17,800,000  and
$13,577,000 as of December 31, 2005 and 2004,  respectively.  Ascendant  manages funds of funds with investments in long/short equity funds.

      In connection with the Ascendant Agreement,  the Company also entered into a Principals  Agreement  with  Ascendant  and certain  limited  partners and key employees  of  Ascendant  (the  "Principals  Agreement")  pursuant  to which the
Company has the option to purchase  limited  partnership  interests of Ascendant under certain  circumstances.  Effective  March 14, 2006, in accordance with the terms of the Principals Agreement, the Company acquired a 7% limited partnership interest from a limited partner of Ascendant for a nominal amount.

EMPLOYEES

      As of  December  31,  2005,  the Company  had two  employees.  None of the
Company's  employees are represented by a union.  The Company  believes that its employee relations are good.

ITEM 1A. RISK FACTORS

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

      The  Company  is  currently  funding  legal and  professional  fees of the defendants  pursuant to  indemnification  arrangements that were in place during the respective terms of each of the defendants. The Company has met the $500,000 deductible as stipulated in the  Company's  directors'  and officers'  liability insurance  policy.  The  directors'  and officers'  liability  insurance  policy carries a maximum  coverage  limit of  $5,000,000.  Because  this case is in the early  stages,  it is not possible to evaluate the  likelihood  of exceeding the policy  limit.  As of December 31,  2005,  the Company has recorded a receivable from the insurance  carrier of  approximately  $1,522,000 for  reimbursement  of
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
condition  and results of  operations  of the  Company.  The Company  intends to vigorously seek enforcement of its rights under the policy.

      Among the claims filed by Mr.  Davis is a claim that the Company  operated as an illegal  investment  company in violation of the Investment Company Act of
1940 (the "Investment Company Act").  Although the Company does not believe that it has violated the Investment Company Act in the past, or at present, there can be no  assurance  that the  Company has not,  or is not,  in  violation  of, the
Investment  Company Act. In the event the SEC or a court took the position  that we were an investment company,  our failure to register as an investment company would not only raise the  possibility of an enforcement or other legal action by the SEC and potential fines and penalties,  but also could threaten the validity of corporate  actions and contracts entered into by us during the period we were deemed to be an unregistered investment company, among other remedies.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

      As part of our strategy to limit  operating  losses and enable the Company to  redeploy  its assets and use its cash and  short-term  investment  assets to enhance  stockholder  value, we are pursuing a strategy of identifying  suitable acquisition  candidates,  merger  partners or otherwise  developing new business operations.  We may  not be  successful  in  acquiring  such  a  business  or in operating  any  business  that we acquire,  merge with or  develop.  Although we recently made an investment in Ascendant,  we may not be successful in investing in or acquiring other  businesses.  Failure to redeploy our assets  successfully will prevent us from becoming profitable.  Future cash expenditures are expected to consist of funding corporate expenses, the cost associated with maintaining a public  company,  expenses  incurred  in pursuing  and  operating  new  business activities  and  litigation  expenses,  during which time  operating  losses are likely to be generated.

ANY ACQUISITIONS  THAT WE ATTEMPT OR COMPLETE COULD PROVE DIFFICULT TO INTEGRATE
OR REQUIRE A SUBSTANTIAL COMMITMENT OF MANAGEMENT TIME AND OTHER RESOURCES.

      Our strategy of  acquiring  other  businesses  involves a number of unique risks  including:  (i) completing due diligence  successfully;  (ii) exposure to unforeseen liabilities of acquired companies; and (iii) increased risk of costly and time-consuming litigation,  including stockholder lawsuits. We may be unable to address these problems  successfully.  Moreover, our future operating results will depend to a significant degree on our ability to integrate acquisitions (if any) successfully and manage operations while also controlling our expenses.  We may be unable to select,  manage or absorb or integrate any future  acquisitions successfully,  particularly  acquisitions of large  companies.  Any acquisition, even if effectively integrated, may not benefit our stockholders.

THE SUCCESS OF THE INVESTMENT IN ASCENDANT WILL BE IMPACTED BY THE GROWTH OF ITS
ASSETS UNDER  MANAGEMENT  AND THE SUCCESS OF THE  PERFORMANCE  OF ITS UNDERLYING
FUNDS, WHICH MAY BE IMPACTED BY THE SECURITIES MARKETS.

      In the event that Ascendant does not meet growth targets,  the Company may cease to make or delay additional  funding,  which could cause Ascendant to seek financial  support from other  sources.  The  operations  of  Ascendant  will be affected by many economic  factors,  including the performance of the securities markets. Declines in the securities markets, in general, and the equity markets, in  particular,  would likely reduce  Ascendant's  assets under  management  and consequently  reduce our revenues.  In addition,  any continuing  decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued  volatility in these markets could result in investors  withdrawing from the equity markets or decreasing their rate of investment,  either of which would likely adversely affect Ascendant which, in turn, could negatively  impact our revenues.

WE MAY BE UNABLE TO REALIZE THE BENEFITS OF OUR NET  OPERATING  LOSS ("NOL") AND
CAPITAL LOSS CARRYFORWARDS.

      NOLs and capital losses may be carried forward to offset federal and state taxable  income and capital gains,  respectively,  in future years and eliminate income taxes otherwise payable on such taxable income and capital gains, subject to certain adjustments. Based on current federal corporate income tax rates, our
NOL and capital loss carryforwards,  if fully utilized,  could provide a benefit to us of future tax savings.  However,  our ability to use these tax benefits in future  years will depend upon the amount of our  otherwise  taxable  income and capital gains. If we do not have sufficient  taxable income and capital gains in future  years to use the tax  benefits  before  they  expire,  we will  lose the benefit of these NOL and capital loss carryforwards,  permanently. Consequently, our ability to use the tax  benefits  associated  with our NOL and capital  loss carryforwards will depend largely on our success in identifying  suitable merger partners and/or  acquisition  candidates,  and once  identified,  consummating a merger with and/or acquisition of these candidates.

      Additionally,  if we underwent an ownership  change  within the meaning of
Sections  382 and 383 of the  Internal  Revenue  Code,  the NOL and capital loss carryforward  limitations  would  impose  an annual  limit on the  amount of the taxable  income and capital  gain that may be offset by our NOL and capital loss generated prior to the ownership  change.  If an ownership change were to occur, we would be unable to use a  significant  portion  of our NOL and  capital  loss carryforwards  to offset  taxable  income and  capital  gains.  In  general,  an ownership  change  occurs when,  as of any testing  date,  the  aggregate of the increase in percentage points of the total amount of a corporation's stock owned by  "5-percent  shareholders"  (within the meaning of Section 382 and 383 of the
Internal Revenue Code) whose percentage  ownership of the stock has increased as of such  date  over the  lowest  percentage  of the  stock  owned  by each  such
"5-percent  shareholder" at any time during the three-year period preceding such date, is more than 50 percentage points. In general,  persons who own 5% or more of a corporation's stock are "5-percent shareholders," and all other persons who own less than 5% of a  corporation's  stock are  treated,  together as a single, public  group  "5-percent  shareholder,"  regardless  of  whether  they  own  an aggregate of 5% of a corporation's stock.

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

ANY TRANSFER RESTRICTIONS IMPLEMENTED BY THE COMPANY TO PRESERVE OUR NOL MAY NOT
BE EFFECTIVE OR MAY HAVE SOME UNINTENDED NEGATIVE EFFECTS.

      The board of directors  adopted an amendment  to our  Shareholders  Rights
Plan ("Rights Plan") which reduces the triggering of the Rights Plan from 15% of the Common Stock to 5% percent of the Common Stock. The amendment was adopted to help preserve our NOL and capital loss carryforwards. There is no guarantee that the amendment of the Rights Plan will prevent a stockholder  from acquiring more than 5% of the Common Stock.

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

OUR STOCK IS ILLIQUID.

      Our stock is currently quoted on the OTC Bulletin Board ("OTCBB"), and has traded  as low as $0.18 per  share  during  2005.  Since  our  Common  Stock was delisted  from a national  exchange  and is trading at a price  below  $5.00 per share,  it is subject to certain other rules of the  Securities  Exchange Act of
1934, as amended.  Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock".  "Penny stock" is defined as any non-Nasdaq  equity  security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a  disclosure  schedule  explaining  the penny stock  market and the risks  associated  with  that  market  before  entering  into  any  penny  stock transaction.  Disclosure is also required to be made about compensation  payable to  both  the  broker-dealer  and  the  registered  representative  and  current quotations  for the  securities.  The rules also impose  various sales  practice requirements  on  broker-dealers  who sell penny  stocks to  persons  other than established customers and accredited investors. For these types of transactions, the  broker-dealer  must  make  a  special  suitability  determination  for  the purchaser and must receive the  purchaser's  written  consent to the transaction prior  to  the  sale.  Finally,  monthly  statements  are  required  to be  sent disclosing recent price information for the penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting  transactions in our Common Stock.  This could severely limit the market  liquidity of our Common Stock and the ability of a  stockholder  to sell the Common Stock.

OUR SUCCESS IS DEPENDENT ON OUR KEY PERSONNEL WHOM WE MAY NOT BE ABLE TO RETAIN,
AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL QUALIFIED PERSONNEL TO MEET OUR
GROWING NEEDS.

      Our  performance  is  substantially  dependent  on the services and on the performance of our officers and directors.  Our performance  also depends on the
Company's ability to attract,  hire,  retain,  and motivate our officers and key employees.  The loss of the services of any of the  executive  officers or other key employees  could have a material  adverse effect on the Company's  business, prospects,  financial condition, and results of operations.  We have not entered into  employment  agreements with any of our key personnel and currently have no
"Key Man" life  insurance  policies.  Our future  success may also depend on our ability to identify,  attract,  hire, train,  retain,  and motivate other highly
skilled  technical,   managerial,  marketing  and  customer  service  personnel.
Competition  for such personnel are intense,  and there can be no assurance that we will be able to  successfully  attract,  assimilate  or  retain  sufficiently qualified personnel.  The failure to attract and retain the necessary technical, managerial,  marketing  and  customer  service  personnel  could have a material adverse effect on our business.

THE ASSETS ON OUR BALANCE SHEET INCLUDE A REVENUE INTEREST IN ASCENDANT, AND ANY
IMPAIRMENT  OF THE  REVENUE  INTEREST  COULD  ADVERSELY  AFFECT  OUR  RESULTS OF
OPERATIONS AND FINANCIAL POSITION.

      As of December 31, 2005, our total assets were approximately  $14,578,000, of which $415,000 were  intangible  assets  relating to the revenue  interest in
Ascendant.  We cannot be  certain  that we will ever  realize  the value of such intangible  assets. If we were to record an intangible  impairment  charge,  our results of operations and financial position could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable

ITEM 2. PROPERTIES

      In February 2004, the Company  leased  approximately  1,700 square feet of space at 10101 Reunion Place, Suite 970, San Antonio, Texas, which served as the corporate headquarters from April 2004 until September 2004. On October 8, 2004, the Company entered into a sublease agreement to sublet the office space located at 10101 Reunion Place,  Suite 970, San Antonio,  Texas.  Under the terms of the original lease, the Company is obligated to make monthly rental  installments of approximately  $3,000 through January 31, 2007, the expiration of the lease. The
sublease   agreement   provides  for  the  subtenant  to  make  monthly   rental
installments  of  approximately  $2,500 per month through  January 31, 2007. The
Company's  corporate  headquarters are currently  located at 300 Crescent Court,
Suite 1110, Dallas, Texas 75201, which are also the offices of Newcastle Capital
Management,  L.P. ("NCM"). NCM is the general partner of Newcastle.  Pursuant to an  oral  agreement,  the  Company  occupies  a  portion  of  NCM's  space  on a month-to-month basis at no charge.

ITEM 3. LEGAL PROCEEDINGS

      On August 11, 2004,  Craig Davis,  allegedly a stockholder of the Company, filed the Complaint in the Chancery  Court of New Castle County,  Delaware.  The
Complaint  asserts direct claims,  and also  derivative  claims on the Company's behalf,  against five former and three  current  directors  of the Company.  The individual  defendants named in the Complaint are Parris H. Holmes,  Jr., C. Lee
Cooke,  Jr., Justin L. Ferrero,  Gary D. Becker,  J. Stephen Barley,  Stephen M.
Wagner,  Mark E.  Schwarz,  and  Steven  J.  Pully;  the  Company  is a  nominal defendant. Mr. Davis alleges in the Complaint that different director defendants breached their fiduciary duties to the Company. The allegations  involve,  among other things, transactions with, and payments to, Mr. Holmes, a former executive officer  and  director,  and whether  the  Company  operated as an  unregistered investment company in violation of the Investment Company Act of 1940. Mr. Davis seeks the  appointment of a receiver for the Company under Section 226(a) of the
Delaware General Corporation Law and other remedies.

      The Company and certain of the  defendants  responded to the  Complaint by filing a motion to  dismiss  or stay the  action on  October  18,  2004,  and on
November 3, 2004,  filed a memorandum of law in support of such  positions.  The motion to dismiss filed by the Company and various  defendants  was heard by the
Chancery  Court of New Castle  County,  Delaware on January 18, 2005.  The court denied the motion to  dismiss.  On May 6, 2005,  the  Company and certain of the defendants  filed a response in opposition to  plaintiff's  motion for receiver.
Mediation  among  parties  named in the  Complaint  took  place  in  Wilmington,
Delaware on May 13, 2005.  On May 31, 2005,  Mr. Davis filed an amendment to the
Complaint  to  include  James  Risher,  a current  director,  and  Newcastle  as additional defendants. On July 8, 2005, the Company and certain defendants filed a supplemental  response in opposition to plaintiff's  motion for appointment of receiver.  The Company has had extensive  meetings with the other parties to the litigation  in an attempt to settle the  litigation.  There can be no  assurance that the Company will be able to effect a settlement.

      The  Company  is  currently  funding  legal and  professional  fees of the defendants  pursuant to  indemnification  arrangements that were in place during the respective terms of each of the defendants. The Company has met the $500,000 deductible as stipulated in the  Company's  directors'  and officers'  liability insurance  policy.  The  directors'  and officers'  liability  insurance  policy carries a maximum  coverage  limit of  $5,000,000.  Because  this case is in the early  stages,  it is not possible to evaluate the  likelihood  of exceeding the policy  limit.  As of December 31,  2005,  the Company has recorded a receivable from the insurance carrier of approximately $1,522,000 for reimbursement of

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
condition  and results of  operations  of the  Company.  The Company  intends to vigorously seek enforcement of its rights under the policy.

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
Holmes  in  connection  with a  restricted  stock  agreement  (see Note 6 to the accompanying  financial  statements) and the  reimbursement  of various expenses involving meals and entertainment, travel and other reimbursed expenses. As part of the  investigative  work  commenced by the Company prior to the filing of the
Complaint,  the Company sought reimbursement from Mr. Holmes for various amounts paid to him. The Company and Mr.  Holmes were unable to agree on the amount that
Mr. Holmes should reimburse the Company.

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
Holmes  in  connection  with a  restricted  stock  agreement  (see Note 6 to the accompanying consolidated financial statements) and the reimbursement of various
expenses  involving  meals  and  entertainment,   travel  and  other  reimbursed
expenses.  The Company  disputes that any additional  amounts are owed under the consulting  agreements and, therefore,  has not provided for such amounts in the accompanying financial statements.

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

      On December 12, 2005, the Company received a letter from the SEC, based on a review of the Company's  Form 10-K filed for the year ended December 31, 2004, requesting  that the  Company  provide a written  explanation  as to whether the
Company is an  "investment  company" (as such term is defined in the  Investment
Company Act of 1940).  The Company provided a written response to the SEC, dated
January 12, 2005,  stating the reasons why it believes it is not an  "investment company".  The Company  continues to provide  certain  confirmatory  information requested by the SEC. See Item 1A. "Risk  Factors--OUR  BUSINESS COULD BE HARMED
IF  THERE IS A  NON-FAVORABLE  RESOLUTION  TO THE  DERIVATIVE  ACTION  COMMENCED
AGAINST  US BY CRAIG  DAVIS OR IN OTHER  LITIGATION  OR  REGULATORY  PROCEEDINGS
AGAINST THE COMPANY."

      During  February 2006, the Company entered into an agreement with a former employee to settle a dispute  over a severance  agreement  that the employee had entered into with the Company.  The severance  agreement,  which was executed by former  management,  provided  for a payment of  approximately  $98,000 upon the occurrence of certain events. The Company paid  approximately  $85,000 to settle all claims associated with the severance agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth  quarter of fiscal 2005,  no matter was submitted by the
Company to a vote of its  stockholders  through the  solicitation  of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      The Company's Common Stock, par value $0.01 per share, is currently quoted on the OTCBB under the symbol "NCEH.OB". The table below sets forth the high and low bid prices for the Common Stock from  January 1, 2004  through  December 31,
2005.  These  price  quotations  reflect  inter-dealer  prices,  without  retail mark-up,  mark-down or  commission,  and may not  necessarily  represent  actual transactions:

                                                          High         Low
                                                          ----         ---
      Year Ended December 31, 2004:
        1st Quarter                                       $0.39       $0.20
        2nd Quarter                                       $0.35       $0.22
        3rd Quarter                                       $0.34       $0.24
        4th Quarter                                       $0.34       $0.23

      Year Ended December 31, 2005:
        1st Quarter                                       $0.31       $0.23
        2nd Quarter                                       $0.25       $0.21
        3rd Quarter                                       $0.28       $0.19
        4th Quarter                                       $0.31       $0.18

STOCKHOLDERS

      As of March 29,  2006,  there  were  34,653,104  shares  of  Common  Stock outstanding, held by 509 holders of record. The last reported sales price of the
Common Stock on March 29, 2006 was $0.21 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following  table  presents  selected  financial and other data for the
Company. The statement of operations data for the years ended December 31, 2005,
2004,  2003,  2002, and 2001 and the balance sheet data as of December 31, 2005,
2004,  2003,  2002  and 2001  presented  below  are  derived  from  the  audited
Consolidated  Financial  Statements of the Company. The data presented below for the years ended  December 31, 2005,  2004 and 2003 should be read in conjunction with the Consolidated  Financial Statements and the notes thereto,  Management's
Discussion and Analysis of Financial Condition and Results of Operations and the
other financial information included in this report.

                                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------

(in thousands, except per share data)                       2005         2004         2003         2002         2001
                                                            ----         ----         ----         ----         ----
Consolidated Statement of Operations Data:
Operating revenues ..................................    $     33     $     --     $     --     $     --     $    502
Gross (loss) profit .................................          33           --           --           --          (62)
Operating loss from continuing operations ...........      (1,009)      (4,854)      (3,174)      (3,560)     (14,590)
Net loss from continuing operations .................        (543)      (1,903)      (6,486)     (18,538)     (38,328)
Net loss from discontinued
  operations, net of income taxes ...................          --           --           --         (962)         (98)
Net (loss) income from disposal of
  discontinued operations, net of income
  taxes .............................................          --           --          (30)       2,254        2,385
Net loss ............................................        (543)      (1,903)      (6,516)     (17,246)     (36,041)
Preferred stock dividend ............................        (200)        (107)          --           --           --
Net loss applicable to common stockholders ..........        (743)      (2,010)      (6,516)     (17,246)     (36,041)

Basic and diluted net (loss) income per common share:
  Net loss from continuing operations ...............    $   (.02)    $   (.06)    $  (0.19)    $  (0.54)    $  (1.10)
  Net loss from discontinued
   operations, net of income taxes ..................          --           --           --        (0.03)          --
  Net (loss) income from disposal of
   discontinued operations, net of
   income taxes .....................................          --           --           --         0.07         0.07
  Net loss ..........................................    $   (.02)    $   (.06)    $  (0.19)    $  (0.50)    $  (1.03)

Dividends per common share ..........................    $     --     $     --     $     --     $     --     $     --

Weighted average common shares
  outstanding .......................................      34,653       34,653       34,379       34,217       34,910

                                                                                  DECEMBER 31,
                                                         -----------------------------------------------------------
(in thousands)                                              2005         2004         2003         2002         2001
                                                            ----         ----         ----         ----         ----
Consolidated Balance Sheet Data:
Working capital .....................................    $ 13,554     $ 14,428     $  4,357     $  8,454     $  9,532
Total assets ........................................      14,578       15,095       13,036       20,124       39,577
Long-term obligations and redeemable
   preferred stock ..................................           2            2           --           --           --
Additional paid-in capital ..........................      75,428       75,428       70,476       70,346       70,342
Accumulated deficit .................................    $(61,850)    $(61,107)    $(59,097)    $(52,581)    $(35,335)

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

      The following  discussion  should be read in conjunction with the Business section discussion,  the Consolidated Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report.

CONTINUING OPERATIONS

OPERATING REVENUES

      On October 5, 2005,  the Company  entered  into the  Ascendant  Agreement, whereby the Company is currently entitled to a 50% interest,  subject to certain adjustments,  in the revenues generated by Ascendant, which interest declines as the assets that Ascendant  manages reach certain levels.  Revenues  generated by
Ascendant  include revenues from assets under management or any other sources or investments,  net of any agreed commissions.  The total potential purchase price under the terms of the Ascendant Agreement is $1,550,000,  payable in four equal installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006. Subject to the provisions of the
Agreement,  the third  installment  is  payable  on April 5, 2006 and the fourth installment  is  payable  on July 5,  2006.  If the  Company  does  not  make an installment and Ascendant is not in breach of the Ascendant Agreement, Ascendant will have the right to acquire the Company's  revenue  interest at a price which would  yield a 10%  annualized  return  to the  Company.  If  Ascendant  were to materially  breach  its  obligations  under the  Agreement,  Ascendant  could be obligated to refund the Company the amount of its investment.  Such refund would not reduce the revenue interest acquired by the Company.

      Ascendant had assets under  management of  approximately  $17,800,000  and
$13,577,000 as of December 31, 2005 and 2004,  respectively.  During the quarter ended December 31, 2005,  Ascendant generated revenues of approximately  $66,000 of which the  Company  was  entitled to  approximately  $33,000.  Based upon the assets under  management  of  Ascendant  as of December  31,  2005,  the Company
expects to  initially  receive  revenues  from  Ascendant  on a quarterly  basis ranging from $30,000 to $35,000,  which amount will increase if the assets under management of Ascendant increase or will decrease if the assets under management of Ascendant  decrease.  The revenues  earned by the Company are payable in cash within 30 days after the end of each quarter.

      After the  second  anniversary  of the  Ascendant  Agreement  and upon the occurrence of certain  events,  Ascendant has the option to repurchase a portion of the Company's  revenue interest at a price which would yield a 25% annualized return to the Company.  The Company also entered into the  Principals  Agreement with Ascendant and the limited partners and key employees of Ascendant  pursuant to which the Company has the option to purchase limited partnership interests of
Ascendant under certain circumstances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("SG&A") expenses are comprised of all selling,  marketing and  administrative  costs incurred in direct support of the business  operations  of the Company.  During the year ended  December 31, 2005,
SG&A expenses totaled  $1,035,000,  compared to $4,826,000 during the year ended
December 31, 2004 and  $3,021,000  during the year ended  December 31, 2003. The major  components of SG&A  expenses for the year ended  December 31, 2005 are as follows:  officers and  directors  compensation  and  benefits of  approximately
$237,000; audit and tax fees of approximately

$104,000;  directors and officers insurance coverage of approximately  $150,000;
settlement  costs  associated  with the resolution of a dispute over a severance agreement with a former employee of approximately  $92,000; legal fees and other public company cost of approximately  $143,000;  and legal fees of approximately
$260,000 which relate to the derivative action filed by Craig Davis (see "Part I
- Item 3. Legal  Proceedings"),  and were incurred prior the Company meeting the deductible  as provider for in the directors  and officers  liability  insurance policy.

      The decrease in SG&A for the year ended December 31, 2005 when compared to the year ended  December  31,  2004 and  December  31, 2003 is the result of the number of salaried  employees  being  reduced from five to one and a significant reduction in executive  compensation  and  benefits.  SG&A expenses for the year ended  December  31,  2004  included  a total  of  approximately  $2,600,000  of severance paid to Parris H. Holmes,  Jr. and David P. Tusa, the Company's former
Chief Executive Officer and Chief Financial Officer, respectively. SG&A expenses for 2004  also  included  approximately  $700,000  for  legal  and  professional expenses,  of which  approximately  $240,000  relates to the Complaint  filed by
Craig  Davis  (see  "Part  I - Item 3.  Legal  Proceedings")  and  approximately
$500,000 relates to completing the proposed proxy statement seeking  stockholder approval  to  liquidate  the  Company  (which was  subsequently  withdrawn)  and completing the sale of approximately 4,807,692 newly issued shares of the Series
A Preferred  Stock to Newcastle on June 18, 2004. The Company also decreased its rent  expense as a result of the sublease  entered  into on October 8, 2004,  to sublet the Company's office space located at 10101 Reunion Place, Suite 970, San
Antonio, Texas.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  expense is incurred with respect to certain assets,  including computer  hardware,  software,  office equipment,  furniture, goodwill  and other  intangibles.  During  the year  ended  December  31,  2005, depreciation and amortization expense totaled $7,000, compared to $28,000 during the year ended December 31, 2004 and $153,000 during the year ended December 31,
2003.  The  decrease in  depreciation  and  amortization  from prior  periods is principally  the result of fixed asset  sales.  The Company  made no fixed asset purchases during the year ended December 31, 2005.

INTEREST INCOME

      Interest income totaled  $423,000 during the year ended December 31, 2005, compared to $121,000  and $77,000  during the years ended  December 31, 2004 and
2003, respectively.  The increase in interest income for the year ended December
31, 2005,  as compared  the year ended  December  31, 2004 was  attributable  to increased yields  available for short-term  investments and higher cash balances available  for  short-term  investment  as the  Company's  cash  resources  were increased by the Newcastle  Transaction  and the sale of Princeton  (see Notes 1 and 4 of the accompanying Consolidated Financial Statements).

EQUITY IN NET LOSS OF AFFILIATES

      Equity in net loss of affiliates totaled $0 during the year ended December
31, 2005,  compared to $2,985,000 and $2,723,000 during the years ended December
31,  2004 and 2003,  respectively.  In June 2004,  the  Company  sold all of its holdings in Princeton,  which offers  electronic  bill  presentment  and payment services via the Internet and telephone.

GAIN ON SALE OF EQUITY AFFILIATE

      The sale of Princeton  for  $10,000,000  in June 2004  generated a capital loss for federal  income tax purposes of  approximately  $67,000,000  and a book gain of approximately $5,817,000 during the year ended December 31, 2004.

IMPAIRMENT OF INVESTMENTS

      During the year  ended  December  31,  2003,  the  Company  evaluated  the realizability  of its  investment  in Sharps in  accordance  with  Statement  of
Financial  Accounting  Standards  ("SFAS")  No.  115,  "Accounting  for  Certain
Investments in Debt and Equity Securities". The Company compared the fair market value of its  investment  in Sharps to the carrying  value of the  investment to determine the impairment.  Based upon the current fair market value, the Company determined  that its investment in Sharps was  permanently  impaired by $306,000 and, accordingly,  recorded an impairment write-down, which is included in other income (expense) as impairment of investments in affiliates.

LITIGATION SETTLEMENT

      In November 1999, the Company  completed the  acquisition of FIData,  Inc.
("FIData"),  a company that  provided  Internet-based  automated  loan  approval products  to the  financial  services  industry.  In October  2001,  the Company exchanged  100% of its stock of FIData  for a 9% equity  interest  in  Microbilt
Corporation  ("Microbilt").  In April  2003,  the Company  received  notice that
Bristol  Investments,  Ltd.  ("Bristol")  and  Microbilt  filed suit against the
Company   and  one  of  its   officers   alleging   breach   of   contract   and
misrepresentation  in  conjunction  with the October  2001 merger of FIData into
Microbilt.  In October 2003, the Company  settled the suit by  surrendering  its ownership of the common  stock of  Microbilt  to Bristol.  During the year ended
December  31,  2003,  net other  expense  includes a  litigation  settlement  of
$354,000,  representing the transfer of the Company's investment in Microbilt to
Bristol.  This settlement resolves all claims brought by and against the Company and the officer.

INCOME TAXES

      As a result of the operating losses incurred in recent years, no provision or benefit for income taxes was recorded for the years ended  December 31, 2005,
2004 and 2003.

DISCONTINUED OPERATIONS

NET LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS

      During the year ended  December 31,  2003, a net loss of $30,000  resulted from the disposal of the discontinued operations of Tanisys Technology Inc.

LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  cash  balance  and  short-term  investments  decreased  to
$12,487,000  at December 31, 2005,  from  $14,611,000  at December 31, 2004. The significant  cash  receipts and  disbursements  affecting  the cash balances and short-term  investments for the year ended December 31, 2005, are as follows:  a payment of $200,000  dividend on the Series A Preferred Stock;  funding of legal cost related to the Complaint of  $1,623,000 of which  $1,522,000 is expected to be reimbursed under the terms of the directors and officers liability  insurance policy; the first installment under the Ascendant Agreement of $387,500; and the funding of SG&A  expenses  which was  partially  offset by  $423,000 of interest income and  $334,000 in proceeds  from the sale of Sharps  during the year ended
December 31, 2005.

      The  Company  is  currently  funding  legal and  professional  fees of the
current  and  former   director   defendants  in  the   Complaint   pursuant  to
indemnification  arrangements  that were in place during the respective terms of each  of the  defendants.  The  Company  has  met  the  $500,000  deductible  as stipulated in the Company's directors' and officers' liability insurance policy.
The  directors'  and  officers'  liability  insurance  policy  carries a maximum coverage  limit of $5,000,000.  Because this case is in the early stages,  it is not possible to evaluate the  likelihood of exceeding  the policy  limit.  As of
December 31, 2005,  the Company has  recorded a  receivable  from the  insurance carrier of approximately  $1,522,000 for reimbursement of legal and professional fees  incurred  in excess  of the  policy  deductible,  in  accordance  with the provisions of the policy.  The Company has not received any  reimbursement  from the  insurance  carrier  and  continues  to have  ongoing  discussions  with the insurance  carrier regarding  reimbursement  under the provisions of the policy.
Nonpayment of the claim for  reimbursement of legal and professional  fees could have a  material  adverse  effect on the  financial  condition  and  results  of operations of the Company. The Company intends to vigorously seek enforcement of its rights under the policy.

      During the next 12 months,  the Company's  operating cash requirements are expected  to  consist  principally  of  funding  corporate  expenses,  the costs associated with  maintaining a public company and expenses  incurred in pursuing the Company's  business plan.  Additionally,  the total potential purchase price under the terms of the Ascendant Agreement is $1,550,000,  payable in four equal installments of $387,500.  Subject to the provisions of the Ascendant Agreement, the third installment is payable on April 5, 2006 and the fourth  installment is payable  on July 5,  2006.  If the  Company  does  not make an  installment  and
Ascendant is not in breach of the Ascendant  Agreement,  Ascendant will have the right to acquire the Company's  revenue  interest at a price which would yield a
10% annualized return to the Company. If Ascendant were to materially breach its obligations  under the  Ascendant  Agreement,  Ascendant  could be  obligated to refund the Company the amount of its  investment.  Such refund  would not reduce the revenue  interest  acquired by the Company.  The Company is not obligated to make the third or fourth  installment and has not determined  whether or not the installment payments will be made.

      The Company expects to incur  additional  operating  losses through fiscal
2006 which will  continue  to have a negative  impact on  liquidity  and capital resources.  Capital  expenditures  totaled $0 and $3,000  during the years ended
December 31, 2005 and 2004, respectively.

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
Under the original terms of the first lease, the remaining minimum  undiscounted rent payments  total  approximately  $1,519,000 at December 31, 2005. The second lease is related to office space located in Austin,  Texas, and expires in 2010.
Under the original terms of the second lease, the remaining minimum undiscounted
rent  payments  total   approximately   $5,674,000  at  December  31,  2005.  In
conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
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

CONTRACTUAL OBLIGATIONS

      The Company's contractual obligations are as follows (in thousands):

                                                                Payments due by period
                                       ------------------------------------------------------------------------
                                                        Less than                                     More than
       Contractual Obligations             Total         1 year        1-3 years     3-5 years        5 years
-------------------------------------  -----------     -----------    -----------    ----------      ----------

Long-term debt obligations...........  $         -     $         -    $         -    $        -      $        -
Capital lease obligations............            -               -              -             -               -
Operating lease obligations..........           39              36              3             -               -
Purchase obligations.................            -               -              -             -               -
Other long-term liabilities
  reflected on balance sheet
  under GAAP.........................            2               -              2             -               -
                                       -----------     -----------    -----------    ----------      ----------
Total................................  $        41     $        36    $         5    $        -      $        -
                                       ===========     ===========    ===========    ==========      ==========

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

      In March 2005, the SEC issued Staff Accounting  Bulletin No. 107 regarding the SEC's  interpretation  of SFAS No.  123R and the  valuation  of  share-based payments for public  companies.  The Company is evaluating the  requirements  of
SFAS No. 123R and SAB No. 107 and expects  that the adoption of SFAS No. 123R on
January  1,  2006  will not have a  material  adverse  effect  on its  financial position, results of operation and cash flows.

      In May 2005,  the FASB issued SFAS No. 154,  ACCOUNTING  CHANGES AND ERROR
CORRECTIONS--A  REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. SFAS
No. 154 changes the  requirements  for the  accounting  for and  reporting  of a
change  in  accounting   principle.   This  statement   requires   retrospective
application  to prior  periods'  financial  statements  of changes in accounting principle,  unless it is impracticable  to determine either the  period-specific effects or the cumulative effect of the change.

This  statement  redefines  restatements  as the revising of  previously  issued financial  statements  to  reflect  the  correction  of an error.  SFAS No.  154 requires that retrospective  application of a change in accounting  principle be limited to the direct effects of the change. This statement also requires that a change in  depreciation,  amortization,  or  depletion  method  for  long-lived, non-financial  assets  be  accounted  for as a  change  in  accounting  estimate affected by a change in  accounting  principle.  SFAS No. 154 is  effective  for accounting  changes and  corrections  of errors made in fiscal  years  beginning after  December  15,  2005.  The  Company  does not expect the  adoption of this standard  to have a  material  effect  on its  financial  position,  results  of operations or cash flows.

      In  November  2005,  the FASB  issued  FSP FAS 115-1 and FAS  124-1,  "The
Meaning  of  Other-Than-Temporary  Impairment  and Its  Application  to  Certain
Investments"  ("FSP  115-1"),   which  provides  guidance  on  determining  when
investments  in certain  debt and equity  securities  are  considered  impaired,
whether  that  impairment  is   other-than-temporary,   and  on  measuring  such
impairment loss. FSP 115-1 also includes accounting considerations subsequent to the  recognition  of an  other-than-temporary  impairment  and requires  certain
disclosures   about   unrealized   losses  that  have  not  been  recognized  as
other-than-temporary  impairments.  FSP  115-1  is  required  to be  applied  to reporting periods beginning after December 15, 2005. The Company does not expect the  adoption  of the  standard  to  have a  material  effect  on its  financial position, results of operations or cash flows.

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

CONSOLIDATION OF SUBSIDIARIES

      In general, the accounting rules and regulations require the consolidation of entities in which the company holds an equity  interest  greater than 50% and the use of the equity  method of  accounting  for  entities in which the company holds an interest between 20% and 50%.  Exceptions to these rules are (i) when a company does not exercise control over the decision making of an entity although the  company  does own over 50% of the  entity  and  (ii)  when a  company  does exercise  control  over the  decision  making of an entity but the company  owns between 20% and 50% of the entity.

      As of December 31, 2003, the Company owned 34.0% of the outstanding shares of  Princeton.  In June 2004,  the Company sold all of its interest in Princeton for $10,000,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate risk through its portfolio of cash equivalents and short-term investments. The Company does not believe that it has significant  exposure to market risks associated with changing interest rates as of December 31, 2005,  because the  Company's  intention is to maintain a liquid portfolio.  The Company has not used  derivative  financial  instruments  in its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  Consolidated  Financial  Statements  of the Company,  and the related reports of the Company's independent  registered public accounting firm thereon, are included in this report at the page indicated.

                                                                            Page
                                                                            ----

Consolidated Statements of Operations for the Years Ended December 31,
  2005, 2004 and 2003.......................................................  25
Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 2005, 2004 and 2003..........................................  26
Consolidated Statements of Cash Flows for the Years Ended December 31,
  2005, 2004 and 2003.......................................................  27
Notes to Consolidated Financial Statements..................................  28

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

      The  consolidated  financial  statements  as of and  for the  years  ended
December 31, 2005 and 2004,  were audited by Burton  McCumber & Cortez,  L.L.P.,
independent  public   accountants,   who  have  also  issued  a  report  on  the
consolidated financial statements.

/s/ STEVEN J. PULLY

Steven J. Pully
   CHIEF EXECUTIVE OFFICER

/s/ JOHN P. MURRAY

John P. Murray
  CHIEF FINANCIAL OFFICER

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Century Equity Holdings Corp.

We have  audited the  accompanying  consolidated  balance  sheets of New Century
Equity Holdings Corp. (a Delaware  corporation)  and Subsidiaries as of December
31,  2005 and 2004,  and the  related  consolidated  statements  of  operations, stockholders'  equity and cash flows for the years ended December 31, 2005, 2004 and 2003.  These financial  statements are the  responsibility  of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the consolidated  financial  position of New
Century Equity Holdings Corp. and Subsidiaries as of December 31, 2005 and 2004,
and the  consolidated  results of their operations and their  consolidated  cash flows for the years ended  December 31, 2005,  2004 and 2003 in conformity  with accounting principles generally accepted in the United States of America.

                                        /s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
March 7, 2006

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               December 31,
                                                                            2005         2004
                                                                          --------     --------

                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................    $ 12,487     $  1,716
  Accounts receivable ................................................          33           --
  Insurance receivable and other assets ..............................       1,637          145
  Short-term investments .............................................          --       12,895
                                                                          --------     --------

   Total current assets ..............................................      14,157       14,756
Property and equipment ...............................................         183          183
Accumulated depreciation .............................................        (183)        (176)
                                                                          --------     --------

  Net property and equipment .........................................          --            7
Investments ..........................................................          --          326
Other non-current assets .............................................           6            6
Revenue interest .....................................................         415           --
                                                                          --------     --------

  Total assets .......................................................    $ 14,578     $ 15,095
                                                                          ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................    $     53     $     45
  Accrued liabilities ................................................         550          283
                                                                          --------     --------

   Total current liabilities .........................................         603          328
Other non-current liabilities ........................................           2            2
                                                                          --------     --------

   Total liabilities .................................................         605          330
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   4,807,692 Shares designated as Series A convertible preferred stock
   issued and outstanding ............................................          48           48
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   34,653,104 shares issued and outstanding ..........................         347          347
  Additional paid-in capital .........................................      75,428       75,428
  Accumulated deficit ................................................     (61,850)     (61,107)
  Accumulated other comprehensive income .............................          --           49
                                                                          --------     --------

   Total stockholders' equity ........................................      13,973       14,765
                                                                          --------     --------

    Total liabilities and stockholders' equity .......................    $ 14,578     $ 15,095
                                                                          ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Year Ended December 31,
                                                           2005         2004         2003
                                                         --------     --------     --------

Operating revenues ..................................    $     33     $     --     $     --

Operating expenses:
  Selling, general and administrative expenses ......       1,035        4,826        3,021
 Depreciation and amortization expense ..............           7           28          153
                                                         --------     --------     --------

Operating loss from continuing operations ...........      (1,009)      (4,854)      (3,174)

Other income (expense):
 Interest income ....................................         423          121           77

 Equity in net loss of affiliates ...................          --       (2,985)      (2,723)
 Gain on sale of equity affiliate ...................          --        5,817           --
 Impairment of investments in affiliates ............          --           --         (306)
 Litigation settlement ..............................          --           --         (354)

 Other (expense) income, net ........................          43           (2)          (6)
                                                         --------     --------     --------

Total other (expense) income, net ...................         466        2,951       (3,312)
                                                         --------     --------     --------

Net loss from continuing operations .................        (543)      (1,903)      (6,486)

Discontinued operations:

  Net loss from disposal of discontinued operations,
   including income tax benefit of $0 ...............          --           --          (30)
                                                         --------     --------     --------

  Net loss from discontinued operations .............          --           --          (30)
                                                         --------     --------     --------

Net loss ............................................        (543)      (1,903)      (6,516)

Preferred stock dividend ............................        (200)        (107)          --
                                                         --------     --------     --------
Net loss applicable to common stockholders ..........    $   (743)    $ (2,010)    $ (6,516)
                                                         ========     ========     ========

Basic and diluted net (loss) income per common share:
 Net loss from continuing operations ................    $   (.02)    $  (0.06)    $  (0.19)
 Net loss from discontinued operations ..............          --           --           --
 Net income from disposal of discontinued operations           --           --           --
                                                         --------     --------     --------

 Net loss ...........................................    $   (.02)    $  (0.06)    $  (0.19)
                                                         --------     --------     --------

Weighted average common shares outstanding ..........      34,653       34,653       34,379
                                                         --------     --------     --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                            Additional
                                                      Common Stock            Paid-in    Accumulated
                                                   Shares       Amount        Capital      Deficit
                                                 --------      --------      --------      --------
Balances at December 31, 2002 .............        34,218      $    342      $ 70,346      $(52,581)

  Issuance of common stock ................           435             5           130            --
  Net loss ................................            --            --            --        (6,516)
                                                 --------      --------      --------      --------

Balances at December 31, 2003 .............        34,653           347        70,476       (59,097)

  Issuance of preferred stock .............            --            --         4,952            --
  Comprehensive income (loss):
     Unrealized gain on investment ........            --            --            --            --
     Net loss .............................            --            --            --        (2,010)
  Comprehensive loss ......................            --            --            --        (2,010)
                                                 --------      --------      --------      --------

Balances at December 31, 2004 .............        34,653           347        75,428       (61,107)

  Comprehensive income (loss):
     Reclassification of unrealized gain on
       investment .........................            --            --            --            --
     Net loss .............................            --            --            --          (743)
  Comprehensive loss ......................            --            --            --          (743)
                                                 --------      --------      --------      --------

Balances at December 31, 2005 .............        34,653      $    347      $ 75,428      $(61,850)
                                                 ========      ========      ========      ========

                                                                           Accumulated
                                                                              Other
                                                     Preferred Stock      Comprehensive
                                                  Shares        Amount        Income         Total
                                                 --------      --------      --------       --------
Balances at December 31, 2002 .............            --      $     --      $     --       $ 18,107

  Issuance of common stock ................            --            --            --            135
  Net loss ................................            --            --            --         (6,516)
                                                 --------      --------      --------       --------

Balances at December 31, 2003 .............            --            --            --         11,726

  Issuance of preferred stock .............         4,808            48            --          5,000
  Comprehensive income (loss):
     Unrealized gain on investment ........            --            --            49             49
     Net loss .............................            --            --            --         (2,010)
  Comprehensive loss ......................            --            --            49         (1,961)
                                                 --------      --------      --------       --------

Balances at December 31, 2004 .............         4,808            48            49         14,765

  Comprehensive income (loss):
     Reclassification of unrealized gain on
       investment .........................            --            --           (49)           (49)
     Net loss .............................            --            --            --           (743)
  Comprehensive loss ......................            --            --           (49)          (792)
                                                 --------      --------      --------       --------

Balances at December 31, 2005 .............         4,808      $     48      $     --       $ 13,973
                                                 ========      ========      ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Year Ended December 31,
                                                                             2005           2004           2003
                                                                           --------       --------       --------

Cash flows from operating activities:
  Net loss from continuing operations ...............................      $   (543)      $ (1,903)      $ (6,486)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Depreciation and amortization expense ............................             7             27            153
   Equity in net loss of and impairment of investments in affiliates             --          2,985          3,029
   Gain on sale of equity affiliate .................................            --         (5,817)            --
   Loss on sale of treasury bill ....................................            14             --             --
   Gain on sale of Sharps Compliance Corp. common stock .............           (57)            --             --
   Litigation settlement ............................................            --             --            354
   Loss on disposition of fixed assets ..............................            --             30             17
   Accretion of discount on securities ..............................          (185)           (36)            --
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ......................           (33)            28            (19)
    (Increase) decrease in insurance receivable and other assets ....        (1,492)           171            156
    Increase (decrease) in accounts payable .........................             8            (13)            28
    Increase (decrease) in accrued liabilities ......................           267           (687)           486
    Increase in other liabilities and other non-cash items ..........            --             --            136
                                                                           --------       --------       --------

Net cash used in continuing operating activities ....................        (1,238)        (5,215)        (2,146)
Net cash provided by discontinued operating activities ..............            --             --             78
                                                                           --------       --------       --------

  Net cash used in operating activities .............................        (1,238)        (5,215)        (1,968)

Cash flows from investing activities:
  Purchases of property and equipment ...............................            --             (3)            (6)
  Proceeds from sale of short-term investments ......................        27,186             --             --
  Purchase of short-term investments ................................       (13,786)       (12,858)            --
  Purchase of revenue interest ......................................          (415)
  Investments in affiliates .........................................            --             --         (1,400)
  Proceeds from sale of equity affiliate (all holdings in Princeton)             --         10,000             --
  Proceeds from sale of equity affiliate (all holdings in Princeton)
  allocated to former chief executive officer .......................            --           (600)            --
  Other investing activities ........................................            --             62             --
                                                                           --------       --------       --------

Net cash provided by (used in) investing activities .................        12,209         (3,399)        (1,406)

Cash flows from financing activities:
  Cash dividends paid on preferred stock ............................          (200)            --             --
  Proceeds from sale of preferred stock .............................                        5,000             --
                                                                           --------       --------       --------

Net cash (used in) provided by financing activities .................          (200)         5,000             --
                                                                           --------       --------       --------

Net increase (decrease) in cash and cash equivalents ................        10,771         (3,614)        (3,374)
Cash and cash equivalents, beginning of period ......................         1,716          5,330          8,704
                                                                           --------       --------       --------

Cash and cash equivalents, end of period ............................      $ 12,487       $  1,716       $  5,330
                                                                           ========       ========       ========

Supplemental disclosure of non-cash transactions:
 Increase in fair market value of investments .......................      $     --       $     49       $     --
 Preferred stock dividend ...........................................      $     --       $    107       $     --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 1. BUSINESS ACTIVITY

      New Century Equity  Holdings Corp.  ("NCEH" or the "Company") is a company in  transition.  The  Company is  currently  seeking to  redeploy  its assets to enhance  stockholder  value and is seeking,  analyzing and evaluating  potential acquisition  and merger  candidates.  On October 5, 2005,  the  Company  made an
investment  in  ACP  Investments   L.P.  (d/b/a  Ascendant   Capital   Partners)
("Ascendant"),  pursuant  to which the  Company  currently  receives  50% of the revenues  generated  by  Ascendant.  Ascendant is a Berwyn,  Pennsylvania  based alternative asset management  company whose funds have investments in long/short equity  funds and which  distributes  its  registered  funds  primarily  through various financial intermediaries and related channels. The Company's interest in
Ascendant currently represents the Company's sole operating business.

      The Company,  which was formerly known as Billing  Concepts Corp.  ("BCC")
was  incorporated  in the  state of  Delaware  in  1996.  BCC was  previously  a wholly-owned  subsidiary of U.S. Long Distance  Corp.  ("USLD") and  principally provided third-party billing  clearinghouse and information  management services to the  telecommunications  industry (the  "Transaction  Processing and Software
Business").   Upon  its  spin-off   from  USLD,   BCC  became  an   independent,
publicly-held  company.  In October  2000,  the  Company  completed  the sale of several wholly-owned  subsidiaries that comprised the Transaction Processing and
Software  Business  to  Platinum  Holdings  ("Platinum")  for  consideration  of
$49,700,000  (the "Platinum  Transaction").  The Company also received  payments totaling  $7,500,000  for  consulting  services  provided to  Platinum  over the twenty-four month period subsequent to the Platinum Transaction.

      Beginning in 1998, the Company made multiple investments in Princeton eCom
Corporation  ("Princeton") totaling approximately $77,300,000 before selling all of its interest for $10,000,000 in June 2004. The Company's strategy,  beginning with its investment in Princeton, of making investments in high-growth companies was also facilitated through several other investments.

      In early  2004,  the  Company  announced  that it would  seek  stockholder approval to liquidate  the Company.  In June of 2004,  the board of directors of the Company  determined  that it would be in the best interest of the Company to accept an investment from Newcastle Partners, L.P. ("Newcastle"),  an investment fund with a long track record of investing in public and private  companies.  On
June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4%
Convertible  Preferred  Stock (the "Series A Preferred  Stock") to Newcastle for
$5,000,000  (the  "Newcastle  Transaction").  The  Series A  Preferred  Stock is
convertible into approximately  thirty-five  percent of the Common Stock, at any time after the  expiration  of twelve  months from the date of its issuance at a conversion  price of $0.26 per share of Common Stock,  subject to adjustment for dilution.  The  holders of the Series A Preferred  Stock are  entitled to a four
percent  annual  cash  dividend  (the  "Preferred  Dividends").   The  Preferred
Dividends shall accrue and shall be cumulative from the date of initial issuance of the shares of the Series A Preferred  Stock,  whether or not  declared by the
Company's board of directors. In lieu of cash dividends, the holders of Series A
Preferred Stock may elect to receive such number of shares of Series A Preferred
Stock that is equal to the aggregate dividend amount divided by $1.04. Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.

      During  May,  2005,  the  Company  sold  its  equity  interest  in  Sharps
Compliance Corp.  ("Sharps") for approximately  $334,000.  Following the sale of its Sharps interest,  the Company no longer holds any investments made by former management  and which  reflected  former  management's  strategy of investing in high-growth companies.

      On August 11, 2004,  Craig Davis,  allegedly a stockholder of the Company, filed a complaint  in the Chancery  Court of New Castle  County,  Delaware  (the
"Complaint") (See Note 6). The Company has had extensive meetings with the other parties to the litigation in an attempt to settle the  litigation.  There can be no assurance that the Company will be able to effect a settlement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company is deemed to have control for accounting  purposes.  The Company's investment in
Princeton was accounted for using the equity method of accounting. The Company's investment  in  Sharps  was  accounted  for in  accordance  with  SFAS No.  115,
"Accounting  for  Certain  Investments  in  Debt  and  Equity  Securities".  The
Company's  investment in Microbilt  Corporation was accounted for under the cost method of accounting.  All significant  intercompany  accounts and  transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

      The  Company  considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION

      The Company's  consolidated  revenues  represent  revenue from the revenue interest in  Ascendant.  Such  revenues are  recognized  monthly as services are rendered  and are based upon a  percentage  of the market  value of assets under management (see Note 3).

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts  receivable are accounted for at fair value, do not bear interest and are  short-term in nature.  The Company  maintains an allowance for doubtful accounts  for  estimated  losses  resulting  from the  inability  to  collect on accounts receivables. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the valuation allowance. Balances that remain outstanding after the Company has used reasonable  collection efforts are written off through a charge to the valuation allowance and a credit to accounts  receivable.  The Company  generally does not require collateral.

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

REVENUE INTEREST

      The Company has determined that the revenue  interest that it has acquired in 2005 meets the indefinite life criteria  outlined in SFAS No. 142,  "Goodwill and Other  Intangible  Assets" ("SFAS 142").  Accordingly,  the Company does not amortize this  intangible  asset,  but instead  reviews this asset quarterly for impairment.  Each  reporting  period,  the Company  assesses  whether  events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the  indefinite  life  criteria are no longer met, the Company assesses  whether the carrying value of the asset exceeds its fair value, and an impairment loss is recorded in an amount equal to any such excess.

      The  Company  assesses  whether the entity in which the  acquired  revenue interest  exists meets the indefinite life criteria based on a number of factors including:  the  historical  and potential  future  operating  performance;  the historical and potential future rates of attrition among existing  clients;  the stability and longevity of existing client relationships; the recent, as well as long-term,  investment  performance;  the characteristics of the firm's products and investment  styles;  the stability and depth of the management  team and the history and perceived franchise or brand value.

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

INVESTMENTS IN EQUITY SECURITIES

      The Company follows the standards of SFAS No. 115, "Accounting for Certain
Investments in Debt and Equity  Securities," for those  investments in which the securities are publicly  traded.  For those  investments in which the securities are privately  held, the Company  follows the guidance of Accounting  Principles
Board ("APB")  Opinion No. 18, "The Equity Method of Accounting for  Investments
in Common Stock".  The Company accounted for its investment in Sharps under SFAS
No. 115, as Sharps' common stock is publicly  traded.  SFAS No. 115  establishes standards for accounting and reporting for investments in equity securities that
have  readily   determinable  fair  values  and  for  all  investments  in  debt securities.  Unrealized  holdings gains and losses,  other than those considered permanent,  related to the Company's  investment in Sharps are excluded from net loss and reported as a separate component of other comprehensive income.

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

CONCENTRATIONS OF CREDIT RISK

      Financial  instruments that potentially subject the Company to significant concentrations  of credit risk  consist  principally  of cash  investments.  The
Company  maintains cash and cash  equivalents and short-term  investments.  Cash deposits at a financial institution may from time to time exceed Federal Deposit
Insurance Corporation insurance limits.

TREASURY STOCK

      In 2000,  the  Company's  board of  directors  approved  the adoption of a common stock repurchase program. Under the terms of the program, the Company may purchase an  aggregate  $25,000,000  of the  Company's  Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased
Common Stock at cost (see Note 8).

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

RECLASSIFICATIONS

      Certain amounts have been reclassified in the prior year to conform to the current year presentation.

DISCONTINUED OPERATIONS

      SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of Long-lived
Assets",  establishes  standards for  accounting  and  reporting for  long-lived assets to be disposed of by sale.  The Company  previously  adopted SFAS No. 144 and  determined  that the  operations of Tanisys  Technology,  Inc.  ("Tanisys")
qualified as discontinued  operations and, accordingly,  are reported separately from continuing operations.

NET LOSS PER COMMON SHARE

      SFAS No. 128,  "Earnings Per Share",  establishes  standards for computing and presenting earnings per share ("EPS") for entities with publicly-held common stock or potential  common stock.  As the Company had a net loss from continuing operations  for the years ended  December 31, 2005,  2004 and 2003,  diluted EPS
equals  basic  EPS,  as  potentially   dilutive  common  stock  equivalents  are
anti-dilutive in loss periods.

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED
PAYMENT,  which  established  accounting  standards for  transactions  where the entity exchanges equity instruments for goods and services. The revision of this statement  focuses on the accounting for  transactions  where the entity obtains employee services in share-based payment  transactions.  This statement revision eliminates  the  alternative  use of APB 25 intrinsic  value method and requires that entities adopt the fair-value method for all share-based transactions. This statement is effective the next fiscal year following June 15, 2005. The Company will adopt the  provisions of this standard on a modified  prospective  basis in the first quarter of 2006.  The Company  believes that the overall impact to the financial statements will be immaterial.

      In March 2005, the SEC issued Staff Accounting  Bulletin No. 107 regarding the SEC's  interpretation  of SFAS No.  123R and the  valuation  of  share-based payments for public  companies.  The Company is evaluating the  requirements  of
SFAS No. 123R and SAB No. 107 and expects  that the adoption of SFAS No. 123R on
January  1,  2006  will not have a  material  adverse  effect  on its  financial position, results of operation and cash flows.

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

                                                                      Year Ended December 31,
(in thousands, except per share data)                              2005          2004          2003
                                                                -------       -------       -------
Net loss, as reported ....................................      $  (743)      $(1,903)      $(6,516)
Less:  Total stock based employee compensation expense
  determined under the fair value based method for all
  awards, net of related tax effects .....................          (32)         (100)         (347)
                                                                -------       -------       -------
Net loss, pro forma ......................................      $  (775)      $(2,003)      $(6,863)
                                                                =======       =======       =======

Basic and diluted net loss per common share:
  Net loss, as reported ..................................      $ (0.02)      $ (0.06)      $ (0.19)
                                                                =======       =======       =======
  Net loss, pro forma ....................................      $ (0.02)      $ (0.06)      $ (0.20)
                                                                =======       =======       =======

      The fair value for these  options was  estimated at the  respective  grant dates using the Black-Scholes  option-pricing  model with the following weighted average assumptions: expected volatility of 99.2%, 99.2% and 96.3% for the years ended  December  31,  2005,  2004 and 2003,  respectively;  no  dividend  yield;
expected  life of 2.5 years  for all  option  grants  and 0.5 years for all ESPP purchases;  and risk-free interest rates of 4.75%, 4.75%, and 1.8% for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 3. REVENUE INTEREST

On October 5, 2005,  the  Company  entered  into an  agreement  (the  "Ascendant
Agreement")  with Ascendant to acquire an interest in the revenues  generated by
Ascendant.  Pursuant  to the  Ascendant  Agreement,  the  Company  is  currently entitled to a 50% interest,  subject to certain adjustments,  in the revenues of
Ascendant,  which interest  declines if the assets under management of Ascendant reach certain  levels.  Revenues  generated by Ascendant  include  revenues from assets under  management or any other sources or investments,  net of any agreed commissions.  The Company also agreed to provide various  marketing  services to
Ascendant.  Steven J. Pully, CEO of the Company, was appointed to the Investment
Advisory  Committee of Ascendant.  The total potential  purchase price under the terms of the Ascendant

Agreement is $1,550,000,  payable in four equal  installments  of $387,500.  The first installment was paid at the closing and the second installment was paid on
January  5,  2006.  Subject  to the  provisions  of  the  Agreement,  the  third installment is payable on April 5, 2006 and the fourth installment is payable on
July 5, 2006.

      If the Company does not make an  installment  payment and Ascendant is not in breach of the Ascendant  Agreement,  Ascendant will have the right to acquire the  Company's  revenue  interest at a price which would yield a 10%  annualized return to the Company.  If Ascendant were to materially  breach its  obligations under the  Agreement,  Ascendant  could be  obligated  to refund the Company the amount of its  investment.  Such refund  would not reduce the  revenue  interest acquired by the Company.

      Ascendant had assets under  management of  approximately  $17,800,000  and
$13,577,000 as of December 31, 2005 and 2004,  respectively.  During the quarter ended December 31, 2005,  Ascendant generated revenues of approximately  $66,000 of which the Company was entitled to approximately  $33,000. The revenues earned by the Company from the Ascendant revenue interest are payable in cash within 30 days after the end of each quarter.

      After the  second  anniversary  of the  Ascendant  Agreement  and upon the occurrence of certain  events,  Ascendant has the option to repurchase a portion of the Company's  interest at a price which would yield a 25% annualized  return to the Company.  In connection  with the Ascendant  Agreement,  the Company also entered  into the  Principals  Agreement  with  Ascendant  and  certain  limited partners and key employees of Ascendant (the "Principals Agreement") pursuant to which the Company has the option to purchase  limited  partnership  interests of
Ascendant under certain circumstances (see Note 19).

NOTE 4. ACQUISITIONS AND INVESTMENTS

PRINCETON

      The Company made its initial  investment  in Princeton in September  1998.
Princeton is a privately  held company  located in Princeton,  New Jersey,  that specializes in electronic bill presentment and payment  solutions  utilizing the
Internet and telephone.  Beginning in 1998 and through 2003 the Company invested a total of  approximately  $77,300,000  in Princeton.  In June 2004, the Company
sold all its interest in Princeton for $10,000,000. The sale generated a capital loss for federal  income tax purposes of  approximately  $67,000,000  and a book gain of approximately $5,800,000.

FIDATA/MICROBILT

      In November 1999, the Company  completed the  acquisition of FIData,  Inc.
("FIData"),  a company that  provided  Internet-based  automated  loan  approval products  to the  financial  services  industry.  In October  2001,  the Company exchanged  100% of its stock of FIData  for a 9% equity  interest  in  Microbilt
Corporation  ("Microbilt").  In April  2003,  the Company  received  notice that
Bristol  Investments,  Ltd.  ("Bristol")  and  Microbilt  filed suit against the
Company   and  one  of  its   officers   alleging   breach   of   contract   and
misrepresentation  in  conjunction  with the October  2001 merger of FIData into
Microbilt.  In October 2003, the Company  settled the suit by  surrendering  its ownership of the common  stock of  Microbilt  to Bristol.  During the year ended
December  31,  2003,  net other  expense  includes a  litigation  settlement  of
$354,000,  representing the transfer of the Company's investment in Microbilt to
Bristol.  This settlement resolves all claims brought by and against the Company and the officer.

SHARPS

      In October 2001, the Company participated in a private placement financing with publicly traded Sharps.  Sharps, a Houston,  Texas-based company,  provides medical-related  waste  services  to the  healthcare,  retail,  residential  and hospitality  markets.  The Company  purchased  700,000  shares of Sharps' common stock for $770,000. In January 2003, the Company purchased an additional 200,000 shares of Sharps' common stock for $200,000.  During the year ended December 31,
2003, the Company recorded an approximate $306,000 impairment write-down related to its investment in Sharps (see Note 10).

      In January  2004,  the Company  entered into an agreement  with the former majority  stockholders of Operator  Service Company ("OSC") to settle all claims related to the April 2000 acquisition of OSC by the Company.  Under the terms of the agreement,  the Company transferred to the former OSC majority  stockholders
525,000  shares of the common stock of Sharps  owned by the  Company,  valued at approximately  $389,000.  During the period  from April 1, 2005  through  May 5,
2005, the Company sold its equity interest in Sharps for approximately $334,000, resulting in a $57,000 gain for financial reporting purposes.

NOTE 5. ACCRUED LIABILITIES

      Accrued liabilities is comprised of the following:

                                                             December 31,
      (in thousands)                                      2005         2004
                                                         ------       ------
      Accrued public company cost ..............         $  129       $   98
      Accrued preferred stock dividend .........            107          107
      Accrued legal ............................            223           64
      Accrued settlement .......................             85           --
      Other ....................................              6           14
                                                         ------       ------

        Total accrued liabilities ..............         $  550       $  283
                                                         ======       ======

      During  February 2006, the Company entered into an agreement with a former employee to settle a dispute over a severance agreement the employee had entered into with the  Company.  The  severance  agreement  which was executed by former management  provided for a payment of approximately  $98,000 upon the occurrence of certain events. The Company paid  approximately  $85,000 to settle all claims associated with the severance agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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
Under the original terms of the first lease, the remaining minimum  undiscounted rent payments  total  approximately  $1,519,000 at December 31, 2005. The second lease is related to office space located in Austin,  Texas, and expires in 2010.
Under the original terms of the second lease, the remaining minimum undiscounted
rent  payments  total   approximately   $5,674,000  at  December  31,  2005.  In
conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
The Company does not believe it is probable  that it will be required to perform under these lease  guarantees and,  therefore,  no liability has been accrued in the Company's financial statements.

      On August 11, 2004,  Craig Davis,  allegedly a stockholder of the Company, filed the Complaint in the Chancery  Court of New Castle County,  Delaware.  The
Complaint  asserts direct claims,  and also  derivative  claims on the Company's behalf,  against five former and three  current  directors  of the Company.  The individual  defendants named in the Complaint are Parris H. Holmes,  Jr., C. Lee
Cooke,  Jr., Justin L. Ferrero,  Gary D. Becker,  J. Stephen Barley,  Stephen M.
Wagner,  Mark E.  Schwarz,  and  Steven  J.  Pully;  the  Company  is a  nominal defendant. Mr. Davis alleges in the Complaint that different director defendants breached their fiduciary duties to the Company. The allegations  involve,  among other things, transactions with, and payments to, Mr. Holmes, a former executive officer  and  director,  and whether  the  Company  operated as an  unregistered investment  company.  In his  Complaint,  Mr. Davis seeks the  appointment  of a
receiver  for  the  Company  under  Section  226(a)  of  the  Delaware   General
Corporation Law and other remedies.

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
Mediation  among  parties  named in the  Complaint  took  place  in  Wilmington,
Delaware on May 13, 2005.  On May 31, 2005,  Mr. Davis filed an amendment to the
Complaint  to  include  James  Risher,  a current  director,  and  Newcastle  as additional  defendants.  On  July  8,  2005,  the  Company  and  certain  of the defendants filed a supplemental response in opposition to plaintiff's motion for appointment of receiver.  The Company has had extensive  meetings with the other parties to the litigation in an attempt to settle the  litigation.  There can be no assurance that the Company will be able to effect a settlement.

      The  Company  is  currently  funding  legal and  professional  fees of the defendants  pursuant to  indemnification  arrangements that were in place during the respective terms of each of the defendants. The Company has met the $500,000 deductible as stipulated in the  Company's  directors'  and officers'  liability insurance  policy.  The  directors'  and officers'  liability  insurance  policy carries a maximum  coverage  limit of  $5,000,000.  Because  this case is in the early  stages,  it is not possible to evaluate the  likelihood  of exceeding the policy  limit.  As of December 31,  2005,  the Company has recorded a receivable from the insurance  carrier of  approximately  $1,522,000 for  reimbursement  of
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
condition  and results of  operations  of the  Company.  The Company  intends to vigorously seek enforcement of its rights under the policy.

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
Holmes in connection  with a restricted  stock  agreement  (see Note 16) and the reimbursement of various expenses involving meals and entertainment,  travel and other reimbursed expenses.  The Company disputes that any additional amounts are owed under the consulting  agreements and, therefore,  has not provided for such amounts in the accompanying financial statements.

      Pursuant  to the sale of  4,807,692  newly  issued  shares of the Series A
Preferred  Stock to Newcastle  on June 18, 2004 the Company  agreed to indemnify
Newcastle  from any  liability,  loss or  damage,  together  with all  costs and expenses related thereto that the Company may suffer which arises out of affairs of the Company,  its board of directors or employees prior to the closing of the
Newcastle Transaction. The Company's obligation to indemnify may be satisfied at the option of the purchaser by issuing  additional  Series A Preferred  Stock to the purchaser, modifying the conversion price of the Series A Preferred Stock, a payment of cash or a redemption of Series A Preferred  Stock or a combination of the foregoing.  The Company and the purchaser  have not yet  determined  whether events that have arisen since the closing will trigger the indemnity provisions.

      On December 12, 2005, the Company received a letter from the SEC, based on a review of the Company's  Form 10-K filed for the year ended December 31, 2004, requesting  that the  Company  provide a written  explanation  as to whether the
Company is an  "investment  company" (as such term is defined in the  Investment
Company Act of 1940).  The Company provided a written response to the SEC, dated
January 12, 2005,  stating the reasons why it believes it is not an  "investment company".  The Company  continues to provide  certain  confirmatory  information requested by the SEC. See Item 1A. of Form 10-K for the year ended  December 31,
2005 - "Risk  Factors--OUR  BUSINESS COULD BE HARMED IF THERE IS A NON-FAVORABLE
RESOLUTION TO THE DERIVATIVE  ACTION  COMMENCED  AGAINST US BY CRAIG DAVIS OR IN
OTHER LITIGATION OR REGULATORY PROCEEDINGS AGAINST THE COMPANY."

      During  February 2006, the Company entered into an agreement with a former employee to settle a dispute over a severance agreement the employee had entered into with the  Company.  The  severance  agreement  which was executed by former management  provided for a payment of approximately  $98,000 upon the occurrence of certain events. The Company paid  approximately  $85,000 to settle all claims associated with the severance agreement.

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

      The Series A Preferred Stock is convertible into approximately thirty-five percent of the Common Stock,  at any time after the  expiration of twelve months from the date of its issuance at a conversion price of $0.26 per share of Common
Stock, subject to adjustment for dilution. The holders of the Series A Preferred
Stock are entitled to the Preferred  Dividends.  The Preferred  Dividends  shall accrue and shall be cumulative  from the date of initial  issuance of the shares of the Series A Preferred Stock,  whether or not declared by the Company's board of directors. In lieu of cash dividends, the holders of Series A Preferred Stock may elect to receive  such number of shares of Series A Preferred  Stock that is equal to the aggregate  dividend  amount divided by $1.04. On June 18, 2005, the holders of the  Series A  Preferred  Stock  elected  to  receive  the  Preferred
Dividends in cash for the annual period ended June 18, 2005.

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

NOTE 8. TREASURY STOCK

      In 2000,  the  Company's  board of  directors  approved  the adoption of a common stock repurchase program. Under the terms of the program, the Company may purchase an  aggregate  $25,000,000  of the  Company's  Common Stock in the open market or in privately negotiated  transactions.  Through December 31, 2005, the
Company had purchased an aggregate $20,100,000, or 8,300,000 shares, of treasury stock under this program.  The Company made no treasury stock  purchases  during the year ended December 31, 2005,  and has no plans to make any future  treasury stock purchases.

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

      Option  activity for the years ended December 31, 2005,  2004 and 2003, is summarized as follows:

                                                   Number      Weighted Average
                                                  of Shares     Exercise Price
                                                  ---------     --------------

   Outstanding, December 31, 2002............     6,713,432          $4.88
     Granted.................................        90,000          $0.29
     Canceled................................    (1,025,245)         $9.53
                                                 ----------

   Outstanding, December 31, 2003............     5,778,187          $3.98
     Granted.................................       300,000          $0.28
     Canceled................................    (3,308,583)         $4.54
                                                 ----------

   Outstanding, December 31, 2004............     2,769,604          $2.90
     Granted.................................        90,000          $0.24
     Canceled................................      (643,406)         $2.68
                                                 ----------

   Outstanding, December 31, 2005............     2,216,198          $2.86
                                                 ==========

      At  December  31,  2005,  2004 and 2003,  stock  options  to  purchase  an aggregate of 2,082,865, 2,500,854, and 4,995,062 shares were exercisable and had weighted  average  exercise  prices  of  $3.02,  $3.13,  and  $4.53  per  share, respectively.

      Stock options  outstanding  and  exercisable at December 31, 2005, were as follows:

                                     Options Outstanding                         Options Exercisable
                           ------------------------------------------      -------------------------------
                                      Weighted Average
       Range of                           Remaining       Remaining         Weighted           Weighted
       Exercise              Number         Life           Average           Number             Average
        Prices             Outstanding     (years)     Exercise Price      Exercisable      Exercise Price
        ------             -----------     -------     --------------      -----------      --------------

  $   0.24 - $   1.98       1,135,451        3.1           $   0.35            1,002,118      $   0.37
  $   2.03 - $   4.88         876,414        1.0           $   3.27              876,414      $   3.27
  $   5.69 - $  16.84         204,333        1.6           $  14.62              204,333      $  14.62
                          -----------                                        -----------

                            2,216,198        2.2           $   2.86            2,082,865      $   3.02
                          ===========                                        ===========

      The weighted  average fair value and weighted  average  exercise  price of options  granted  where the exercise  price was equal to the market price of the underlying  stock at the  grant  date were  $0.24  and $0.24 for the year  ended
December  31,  2005,  $0.25 and $0.28 for the year ended  December  31, 2004 and
$0.20 and $0.29 for the year ended December 31, 2003, respectively.

NOTE 10. IMPAIRMENT

      During the year  ended  December  31,  2003,  the  Company  evaluated  the realizability  of its investment in Sharps in accordance  with SFAS No. 115. The
Company  compared  the fair  market  value of its  investment  in  Sharps to the carrying  value of the  investment to determine the  impairment.  Based upon the current fair market value, the Company  determined that its investment in Sharps was permanently  impaired by $306,000 and,  accordingly,  recorded an impairment write-down,  which is  included  in other  income  (expense)  as  impairment  of investments in affiliates.

NOTE 11. SHORT-TERM INVESTMENTS

      In October 2004,  the Company  purchased a 26 week U.S.  Treasury bill for approximately  $12,859,000 which matured on May 5, 2005 for $13,000,000.  In May
2005,  the Company  purchased  a 26 week U.S.  Treasury  bill for  approximately
$13,786,000 which was sold on July 27, 2005 for approximately $13,863,000. As of
December 31, 2005, the Company held all short-term investments in cash.

NOTE 12. LEASES

      The Company  leases  certain  office space and equipment  under  operating leases. Rental expense was approximately  $36,000,  $58,000 and $164,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments  under  non-cancelable  operating  leases as of  December  31, 2005 are
$36,000  for the year  ending  December  31, 2006 and $3,000 for the year ending
December  31, 2007 and $0 for all years  thereafter.  Future  minimum  sub-lease receipts under  sub-lease  rentals for the year ending December 31, 2006 and the year ending December 31, 2007, are $30,000 and $2,500, respectively.

      The Company's corporate headquarters are currently located at 300 Crescent
Court, Suite 1110, Dallas, Texas 75201, which are also the offices of Newcastle.
Pursuant to an oral  agreement,  the Company  occupies a portion of  Newcastle's space on a month-to-month basis at no charge.

NOTE 13. INCOME TAXES

      The income tax benefit is comprised of the following:

                                                                        Year Ended December 31,
      (in thousands)                                               2005           2004           2003
                                                                 --------       --------       --------
      Current:
       Federal ............................................      $     --       $     --       $     --
       State ..............................................            --             --             --
                                                                 --------       --------       --------
        Total .............................................      $     --       $     --       $     --
                                                                 ========       ========       ========

      The income tax benefit  differs  from the amount  computed by applying the statutory  federal  income  tax rate of 35% to loss from  continuing  operations before income tax benefit. The reasons for these differences were as follows:

                                                                        Year Ended December 31,
      (in thousands)                                               2005           2004           2003
                                                                 --------       --------       --------

      Computed income tax benefit at statutory rate .......      $    190       $    666       $  2,270
      (Decrease) increase in taxes resulting from:
      Nondeductible losses in and impairments of affiliates            --         (1,045)        (1,060)
      Book gain on sale of equity affiliate ...............            --          2,036             --
      Tax capital loss on sale of equity affiliate ........            --         23,547             --
      Permanent and other deductions, net .................            20           (754)          (218)
      Valuation allowance .................................          (210)       (24,450)          (992)
                                                                 --------       --------       --------

      Income tax benefit ..................................      $     --       $     --       $     --
                                                                 ========       ========       ========

      The tax effect of significant  temporary  differences,  which comprise the deferred tax liability, is as follows:

                                                                       December 31,
      (in thousands)                                                2005          2004
                                                                 ---------      --------
      Deferred tax asset:
        Net operating loss carryforward....................      $   3,541      $  3,331
        Capital loss carryforward..........................         23,547        23,547
        Valuation allowance................................        (27,088)      (26,878)
      Deferred tax liability:
        Estimated tax liability............................             --            --
                                                                 ---------      --------
           Net deferred tax liability......................      $      --      $     --
                                                                 =========      ========

      As of  December  31,  2005,  the  Company  had a federal  income  tax loss carryforward  of  approximately  $10,000,000,  which begins expiring in 2019. In addition,  the Company had a federal capital loss  carryforward of approximately
$67,000,000 which expires in 2009. Realization of the Company's carryforwards is dependent on future taxable income and capital gains.  At this time, the Company cannot assess whether or not the  carryforward  will be realized;  therefore,  a valuation allowance has been recorded as shown above.

      Ownership  changes,  as defined in the  Internal  Revenue  Code,  may have limited  the amount of net  operating  loss  carryforwards  that can be utilized annually to offset future taxable  income.  Subsequent  ownership  changes could further affect the limitation in future years.

NOTE 14. BENEFIT PLANS

      The Company  established  the NCEH 401(k) Plan (the  "Plan") for  eligible employees of the  Company.  Generally,  all  employees of the Company who are at least  twenty-one  years of age and who have completed  one-half year of service are eligible to participate in the Plan. The Plan is a defined contribution plan
which   provides  that   participants   may  make  voluntary   salary   deferral
contributions,  on a pretax basis,  between 1% and 15% of their  compensation in the form of voluntary payroll deductions,  up to a maximum amount as indexed for cost-of-living  adjustments.  The  Company  will  match a  participant's  salary deferral,  up  to 5% of a  participant's  compensation.  The  Company  may  make additional discretionary contributions. No discretionary contributions were made during the years ended December 31, 2005,  2004 or 2003. The Company's  matching contributions to this plan totaled approximately $7,500, $22,000 and $29,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 15. SUMMARIZED FINANCIAL INFORMATION FOR UNCONSOLIDATED SUBSIDIARY

      In June 2004,  the  Company  sold all of its  interest  in  Princeton  for
$10,000,000.  The sale of Princeton  generated a capital loss for federal income tax  purposes of  approximately  $67,000,000.  Prior to selling its  interest in
Princeton in June 2004,  the Company  accounted for its  investment in Princeton under the equity  method of  accounting  and  recorded the equity in net loss of
Princeton  on a  three-month  lag.  As a  result  of the  sale of the  Company's holdings in Princeton,  the Company  accelerated  the recording of its equity in net loss of Princeton to the date of sale.  Princeton's  statement of operations for the eight months ended May 31, 2004, was used to calculate the equity in net loss  recorded  in the  Company's  statement  of  operations  for the year ended
December 31, 2004.

      Princeton's summarized balance sheet is as follows:

                                                              May 31,    September 30,
      (in thousands)                                            2004         2003
                                                                ----         ----
      Current assets ...................................      $47,528      $34,750
      Non-current assets ...............................        9,464       12,681
      Current liabilities ..............................       38,188       30,386
      Non-current liabilities ..........................        1,209          486
      Mandatorily redeemable convertible preferred stock       49,845       39,587

      Princeton's summarized statements of operations are as follows:

                                                Eight
                                            Months Ended        Year Ended
                                               May 31,         September 30,
      (in thousands)                              2004              2003
                                                  ----              ----
      Revenues .....................          $ 16,695           $ 35,309
      Gross profit .................             7,258             16,026
      Loss from operations .........            (9,188)            (7,965)
      Net loss .....................            (9,214)            (7,674)

NOTE 16. RELATED PARTIES

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

      Prior to the Newcastle Transaction during the quarter ended June 30, 2004, the Company sold certain office furniture to Mr. Holmes for approximately $7,000 and provided Mr. Holmes with title to the automobile  that had been furnished to him at no cost by the Company.  The Company had purchased  the office  furniture for approximately  $28,000 during the period October 1994 through April 2003 and the  furniture  had a  book  value  of  $4,000.  Pursuant  to the  terms  of his employment agreement, Mr. Holmes was provided with an automobile. The automobile was acquired by the Company for $75,000 in 2000.  At the time of  transfer,  the net book value of the automobile was zero and the fair market value was $20,000.
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

      In June 2004, in connection with the Newcastle Transaction,  Mark Schwarz,
Chief  Executive  Officer and Chairman of  Newcastle  Capital  Management,  L.P.
("NCM"), Steve Pully, President of NCM, and John Murray, Chief Financial Officer
of NCM, assumed positions as Chairman of the Board,  Chief Executive Officer and
Chief Financial  Officer,  respectively,  of the Company.  Mr. Pully receives an annual salary of $150,000 as Chief Executive Officer of the Company.  NCM is the
general partner of Newcastle,  which owns 4,807,692 shares of Series A Preferred
Stock and 150,000 shares of Common Stock of the Company.

      The Company's corporate headquarters are currently located at 300 Crescent
Court,  Suite  1110,  Dallas,  Texas  75201,  which are also the offices of NCM.
Pursuant to an oral agreement,  the Company occupies a portion of NCM's space on a month-to-month  basis at no charge.  The Company also receives  accounting and administrative services from employees of NCM at no charge.

NOTE 17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  Three Months Ended
                                                               -----------------------------------------------------------
                                                               December 31,    September 30,     June 30,        March 31,
      (in thousands, except per share data)                        2005             2005           2005            2005
                                                               ------------    -------------     --------        ---------
      Operating revenues ..................................      $    33         $    --         $    --         $    --
      Operating loss from continuing operations ...........         (121)           (287)           (246)           (355)
      Net (loss) income ...................................           13            (193)            (89)           (274)
      Preferred stock dividend ............................          (50)            (50)            (50)            (50)
      Net loss available to common stockholders ...........          (37)           (243)           (139)           (324)
      Basic and diluted net (loss) income per common share:
       Net (loss) income from continuing operations .......         0.00           (0.01)          (0.00)          (0.01)
       Net (loss) income ..................................         0.00           (0.01)          (0.00)          (0.01)

                                                                                    Three Months Ended
                                                               -----------------------------------------------------------
                                                               December 31,    September 30,     June 30,        March 31,
      (in thousands, except per share data)                        2004            2004            2004            2004
                                                               ------------    -------------     --------        ---------
      Operating revenues ..................................      $    --         $    --         $    --         $    --
      Operating loss from continuing operations ...........         (283)           (292)         (3,618)           (661)
      Net (loss) income ...................................         (217)           (262)            428          (1,852)
      Preferred stock dividend ............................          (50)            (50)             (7)             --
      Net loss available to common stockholders ...........         (267)           (312)            421          (1,852)
      Basic and diluted net (loss) income per common share:
       Net (loss) income from continuing operations .......        (0.01)          (0.01)           0.01           (0.05)
       Net (loss) income ..................................        (0.01)          (0.01)           0.01           (0.05)

NOTE 18. DISCONTINUED OPERATIONS

NET LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS

      During  the year  ended  December  31,  2003,  net loss from  disposal  of discontinued  operations is comprised of income of  approximately  $147,000 from the sale of Tanisys and  approximately  $212,000  from the reduction of accruals related to discontinued operations, offset by a non-cash charge of approximately
$389,000 to settle claims related to the OSC acquisition.

NOTE 19. SUBSEQUENT EVENTS (UNAUDITED)

      In connection with the Ascendant Agreement,  the Company also entered into the Principals  Agreement with  Ascendant and certain  limited  partners and key employees of Ascendant  pursuant to which the Company has the option to purchase
limited  partnership   interests  of  Ascendant  under  certain   circumstances.
Effective  March  14,  2006,  in  accordance  with the  terms of the  Principals
Agreement, the Company acquired a 7% limited partnership interest from a limited partner of Ascendant for a nominal amount.

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
Disclosure  controls are also  designed with the objective of ensuring that such
information  is  accumulated   appropriately  and  communicated  to  management,
including  the  chief  executive  officer  and  chief  financial   officer,   as
appropriate, to allow for timely decisions regarding required disclosures.

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

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 will be furnished on or prior to April
30, 2006 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2006 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 will be furnished on or prior to April
30, 2006 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2006 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

      The information required by Item 12 will be furnished on or prior to April
30, 2006 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2006 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 will be furnished on or prior to April
30, 2006 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2006 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 will be furnished on or prior to April
30, 2006 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2006 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2005.

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

2.6      Series A  Convertible  4%  Preferred  Stock  Purchase  Agreement by and
         between New Century Equity Holdings Corp. and Newcastle  Partners,  LP,
         dated June 18, 2004 (incorporated by reference from Exhibit 2.1 to Form
         8-K, dated June 30, 2004).

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

4.2      Rights Agreement, dated as of July 10, 1996, between BCC and U.S. Trust
         Company of Texas,  N.A.  (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form 10-12G/A, dated July 11, 1996).

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
         Equity  Holdings,  Corp. and The Bank of New York Trust  Company,  N.A.
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
         Holdings  Corp.and  Parris H.  Holmes,  Jr.,  dated  January  11,  2002
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
         (incorporated  by  reference  from  Exhibit  10.1 to Form  10-Q,  dated
         September 30, 2004).

10.16    Revenue  Sharing  Agreement,  dated as of October 5, 2005,  between New
         Century Equity Holdings Corp. and ACP Investments LP  (incorporated  by reference from Exhibit 10.1 to Form 10-Q, dated September 30, 2005).

10.17    Principals  Agreement,  dated as of October  5, 2005,  by and among New
         Century Equity Holdings Corp. and ACP Investments LP  (incorporated  by reference from Exhibit 10.2 to Form 10-Q, dated September 30, 2005).

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

32.2.    Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

* Includes compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, as amended,  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NEW CENTURY EQUITY HOLDINGS CORP.
                                                 (Registrant)

Date: March 30, 2006                           By:     /s/ Steven J. Pully
                                                   -----------------------------
                                                           Steven J. Pully
                                                      Chief Executive Officer

      Pursuant to the  requirements  of the Securities  Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 2006.

         SIGNATURE                                      TITLE

   /s/ Steven J. Pully                         Chief Executive Officer
----------------------------                (Principal Executive Officer)
     Steven J. Pully

   /s/ John P. Murray                          Chief Financial Officer
----------------------------        (Principal Financial and Accounting Officer)
     John P. Murray

   /s/ Mark E. Schwarz                              Director and
----------------------------                    Chairman of the Board
     Mark E. Schwarz

    /s/ James Risher                                   Director
----------------------------
      James Risher

    /s/ Jonathan Bren                                  Director
----------------------------
       Jonathan Bren

