Form 10-Q
period 2006-03-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2006-05-15
CIK 1013706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)
|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

                                       or

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

      Indicate  by check mark  whether  the  registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act.

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      Indicated  below is the number of shares  outstanding of the  registrant's only class of common stock at May 12, 2006:

                                                    Number of Shares
                Title of Class                         Outstanding
         -----------------------------              ----------------
         Common Stock, $0.01 par value                 34,653,104

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 2006
              (Unaudited) and December 31, 2005 ...........................   3

           Unaudited Condensed Consolidated Statements of Operations -
              For the Three Months ended March 31, 2006 and 2005 ..........   4

           Unaudited Condensed Consolidated Statements of Comprehensive
              Loss - For the Three Months ended March 31, 2006 and 2005 ...   5

           Unaudited Condensed Consolidated Statements of Cash Flows -
              For the Three Months ended March 31, 2006 and 2005 ..........   6

           Notes to Unaudited Interim Condensed Consolidated Financial
              Statements ..................................................   7

Item 2.    Management's Discussion and Analysis of Financial Condition

PART II OTHER INFORMATION

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    March 31,       December 31,
                                                                                      2006             2005
                                                                                  -------------    -------------
                                                                                   (Unaudited)

                                                          ASSETS

Current assets:
  Cash and cash equivalents.....................................................  $      12,011    $      12,487
  Accounts receivable...........................................................             13               33
  Insurance receivable and other assets.........................................          1,006            1,637
  Settlement fund receivable....................................................          3,200               --
                                                                                  -------------    -------------

   Total current assets.........................................................         16,230           14,157

Other non-current assets........................................................             --                6
Revenue interest................................................................            803              415
                                                                                  -------------    -------------
  Total assets..................................................................  $      17,033    $      14,578
                                                                                  =============    =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................................  $           6    $          53
  Accrued liabilities...........................................................            458              550
  Accrued settlement............................................................          3,200               --
                                                                                  -------------    -------------
Total current liabilities.......................................................          3,664              603

Other non-current liabilities...................................................             --                2
                                                                                  -------------    -------------
   Total liabilities............................................................          3,664              605
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   4,807,692 shares designated as Series A convertible preferred stock
   issued and outstanding.......................................................             48               48
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   34,653,104  shares issued and outstanding....................................            347              347
  Additional paid-in capital....................................................         75,428           75,428
  Accumulated deficit...........................................................        (62,454)         (61,850)
                                                                                  -------------    -------------
   Total stockholders' equity...................................................         13,369           13,973
                                                                                  -------------    -------------
    Total liabilities and stockholders' equity..................................  $      17,033    $      14,578
                                                                                  =============    =============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2006             2005
                                                       --------        --------

Operating revenues .............................       $     13        $     --

Operating expenses:
   General and administrative expenses .........             91             353
   Depreciation and amortization expense .......             --               2
                                                       --------        --------
Operating income (loss) ........................            (78)           (355)

Other income (expense):

   Derivative settlement costs .................           (600)             --
   Interest income .............................            124              81
                                                       --------        --------
Total other income (expense), net ..............           (476)             81
                                                       --------        --------
Net loss .......................................           (554)           (274)

Preferred stock dividend .......................            (50)            (50)
                                                       --------        --------
Net loss applicable to common stockholders .....       $   (604)       $   (324)
                                                       ========        ========

Basic and diluted net loss per common share:
   Net loss ....................................       $  (0.02)       $  (0.01)

Weighted average common shares outstanding .....         34,653          34,653
                                                       ========        ========

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                                        4

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2006           2005
                                                        --------       --------
Net loss .........................................      $   (554)      $   (274)

Other comprehensive income:

  Unrealized holding gains, net of $0 tax ........            --             45
                                                        --------       --------

Comprehensive loss ...............................      $   (554)      $   (229)
                                                        ========       ========

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2006           2005
                                                        --------       --------
Cash flows from operating activities:
Net loss .........................................      $   (554)      $   (274)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization expenses .........            --              2
  Accretion of discount on securities ............            --            (74)
  Changes in operating assets and liabilities:
   Decrease in accounts receivable ...............            20             --
   Decrease in prepaid and other assets ..........           637             48
   Increase in settlement fund receivable ........        (3,200)            --
   Decrease in accounts payable ..................           (47)            --
   Increase (decrease) in accrued liabilities ....          (144)            69
   Increase in accrued settlement ................         3,200             --
                                                        --------       --------
Net cash used in operating activities ............           (88)          (229)

Cash flows from investing activities:
  Purchase of revenue interest ...................          (388)            --
                                                        --------       --------
Net cash used in investing activities ............          (388)            --

Cash flows from financing activities .............            --             --
                                                        --------       --------

Net decrease in cash and cash equivalents ........          (476)          (229)
Cash and cash equivalents, beginning of period ...        12,487          1,716
                                                        --------       --------

Cash and cash equivalents, end of period .........      $ 12,011       $  1,487
                                                        ========       ========

Supplemental disclosure of financial information:
  Cash paid for interest .........................      $     --       $     --
  Cash paid for income taxes .....................      $     --       $     --

Supplemental disclosure of non-cash transactions:
  Increase in fair market value of investments ...      $     --       $     45
  Preferred stock dividend .......................      $     50       $     50

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO THE INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The interim condensed  consolidated  financial  statements included herein have  been  prepared  by New  Century  Equity  Holdings  Corp.  ("NCEH"  or "the
Company") and subsidiaries without audit,  pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although, certain information and footnote  disclosures  normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
America have been condensed or omitted  pursuant to those rules and regulations, all adjustments  considered  necessary in order to make the financial statements not misleading,  have been included. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments,  of a  normal  recurring  nature,  that  are  necessary  for a fair presentation of the Company's financial position, results of operations and cash flows  for  such  periods.  It  is  recommended  that  these  interim  condensed consolidated  financial  statements be read in conjunction with the consolidated financial  statements  and the notes thereto  included in the  Company's  Annual
Report on Form 10-K for the year ended December 31, 2005.  Results of operations for the interim  periods are not  necessarily  indicative of results that may be expected for any other interim periods or the full fiscal year.

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
The Company's revenue interest in Ascendant  currently  represents the Company's sole operating business.

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

      On August 11, 2004,  Craig Davis,  allegedly a stockholder of the Company, filed a lawsuit  in the  Chancery  Court of New  Castle  County,  Delaware  (the
"Lawsuit").  The Lawsuit asserted direct claims,  and also derivative  claims on the Company's  behalf,  against five former and three  current  directors of the
Company.  On April 13, 2006, the Company  announced that it reached an agreement with all of the  parties to the  Lawsuit to settle all claims  relating  thereto
(the  "Settlement").  As part of the Settlement,  the Company will set up a fund
(the  "Settlement  Fund"),  which will be distributed to stockholders  following final  approval of the  Settlement  by the  Delaware  Chancery  Court,  which is expected to occur in July of 2006. The portion of the Settlement Fund which will be  distributable  to all  holders of common  stock of the Company on the record date for the  Settlement is expected to be  approximately  $2,265,000,  provided that any common stock of the Company held by  defendants in the Lawsuit who were formerly  directors of the Company will not be entitled to any distribution from the Settlement Fund. A record date will be established following approval of the
Settlement by the Delaware  Chancery Court.  The  distribution of the Settlement
Fund to stockholders of record is expected to approximate  $.04 per common share on a fully diluted basis. The total Settlement  proceeds of $3,200,000 are being funded by the  Company's  insurance  carrier and by Parris H.  Holmes,  Jr., the
Company's former Chief Executive Officer, who is contributing $150,000. Included in the total  Settlement  proceeds is $600,000  of  reimbursement  for legal and professional fees submitted to the Company's  insurance carrier.  The Company is contributing  the  $600,000 of  reimbursed  legal and  professional  fees to the
Settlement Fund and, therefore, has recognized a loss of $600,000 related to the
Lawsuit  for the  quarter  ended  March  31,  2006.  The  Company  and the other defendants  in the  Lawsuit  have  agreed not to oppose the request for fees and expenses by counsel to the  plaintiff of  $935,000.  Under the  Settlement,  the plaintiff, the Company and the other defendants (including Mr. Holmes) have also agreed  to  certain  mutual  releases  of  claims  arising  out of  transactions referenced in the Lawsuit.

      The  Company  is  currently  funding  legal and  professional  fees of the current and former director defendants pursuant to indemnification  arrangements that were in place during the respective  terms of each of the  defendants.  The
Company has met the $500,000 retention as stipulated in the Company's directors'
and officers' liability insurance policy. The directors' and officers' liability insurance policy carries a maximum coverage limit of $5,000,000. As of March 31,
2006,  the Company  has  recorded a  receivable  from the  insurance  carrier of approximately $912,000 for reimbursement of legal and professional fees incurred in excess of the policy retention,  net of the $600,000  reimbursement  from the insurance  carrier as part of the  Settlement.  The  Company  continues  to have ongoing discussions with the insurance carrier regarding  reimbursement of legal and  professional  fees under the  provisions  of the policy.  Nonpayment of the claim for  reimbursement  of legal and  professional  fees could have a material adverse  effect on the  financial  condition  and results of  operations  of the
Company.  The Company intends to vigorously seek enforcement of its rights under
the  policy.   The  Settlement  does  not  preclude  the  Company  from  seeking reimbursement  of legal and  professional  fees up to an amount remaining within the policy limit, which is approximately  $1,950,000 after considering the terms of the Settlement.

NOTE 3. STOCK BASED COMPENSATION

      During  the  quarter  ended  March  31,  2006,  the  Company  adopted  the
provisions  of  Statement  of  Financial   Accounting   Standards  No.   123(R),
"Share-Based  Payment"  (SFAS 123R) using the modified  prospective  application transition method. Under this method,  previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires  measurement of all employee  stock-based  compensation  awards using a fair-value method and recording  of such expense in the  consolidated  financial  statements  over the requisite service period.  Previously, the Company had applied the provisions of
Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees"  (APB 25) and  related  interpretations  and  elected to utilize  the disclosure  option of  Statement  of  Financial  Accounting  Standards  No. 123,
"Accounting  for Stock-Based  Compensation"  (SFAS 123). In the first quarter of fiscal 2006, the Company recorded  stock-based  compensation expense of $0 under the fair-value  provisions of SFAS 123R. The Company utilizes stock-based awards as a form of compensation for employees, officers and directors.

      For the quarter ended March 31, 2005, the following table  illustrates the effect on net loss and net loss per common  share had  compensation  expense for the Company's stock option grants been determined based on the fair value at the grant dates  consistent  with the  methodology of SFAS No. 123 and SFAS No. 148,
"Accounting  for  Stock-Based  Compensation  - Transition and  Disclosure".  For
purposes of the pro forma  disclosures,  the estimated  fair value of options is amortized to pro forma  compensation  expense over the options' vesting periods.
No stock options were issued during the three months ended March 31, 2005.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            ------------------
(in thousands, except per share data)                                             2005
                                                                                 ------
Net loss, as reported .....................................................      $ (274)
Less: Total stock based employee compensation expense determined
   under fair value based method for all awards, net of related tax effects          (8)
                                                                                 ------

Net loss, pro forma .......................................................      $ (282)
                                                                                 ======

Basic and diluted net loss per common share:
   Net loss, as reported ..................................................      $(0.01)
   Net loss, pro forma ....................................................      $(0.01)

NOTE 4. REVENUE INTEREST

      On October 5, 2005, the Company  entered into an agreement (the "Ascendant
Agreement")  with Ascendant to acquire an interest in the revenues  generated by
Ascendant.  Pursuant  to the  Ascendant  Agreement,  the  Company  is  currently entitled to a 50% interest,  subject to certain adjustments,  in the revenues of
Ascendant,  which interest  declines if the assets under management of Ascendant reach certain  levels.  Revenues  generated by Ascendant  include  revenues from assets under  management or any other sources or investments,  net of any agreed commissions.  The Company also agreed to provide various  marketing  services to
Ascendant.  Steven J. Pully, CEO of the Company, was appointed to the Investment
Advisory  Committee of Ascendant.  The total potential  purchase price under the
terms  of  the  Ascendant  Agreement  is  $1,550,000,   payable  in  four  equal
installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006. Subject to the provisions of the
Ascendant Agreement,  including  Ascendant's  compliance with the terms thereof, the third installment was payable on April 5, 2006 and the fourth installment is payable on July 5, 2006. As of May 12, 2006, the Company has elected not to make the third installment payment.

      Subject to the terms of the Ascendant  Agreement,  if the Company does not make an  installment  payment and  Ascendant  is not in breach of the  Ascendant
Agreement,  Ascendant has the right to acquire the Company's revenue interest at a price which would yield a 10%  annualized  return to the Company.  The Company has been  notified  by  Ascendant  that it intends to  exercise  this right as a result of the Company's election not to make its third installment  payment. The
Company  believes that  Ascendant has not satisfied the requisite  conditions to repurchase the Company's revenue interest.

      Ascendant had assets under  management of  approximately  $19,600,000  and
$17,800,000 as of March 31, 2006 and December 31, 2005, respectively.  Ascendant notified  the Company that its  calculation  of net  revenues  (after  deducting certain  third  party  expenses)  for the  quarter  ended  March  31,  2006  was approximately  $26,000,  and  accordingly  made  a  payment  to the  Company  of approximately  $13,000.  Under the Ascendant  Agreement,  revenues earned by the
Company from the Ascendant  revenue  interest (as determined in accordance  with the terms of the Ascendant  Agreement)  are payable in cash within 30 days after the end of each quarter.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

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
Under the original terms of the first lease, the remaining minimum  undiscounted rent payments total approximately $1,063,000 at March 31, 2006. The second lease is related to office space located in Austin,  Texas, and expires in 2010. Under the original terms of the second lease, the remaining minimum  undiscounted rent payments total  approximately  $5,319,000 at March 31, 2006. In conjunction with the Platinum  Transaction,  Platinum  agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.
The Company can provide no assurance as to Platinum's  ability,  or willingness, to perform its  obligations  under the  indemnification.  The  Company  does not believe it is probable  that it will be  required  to perform  under these lease guarantees  and,  therefore,  no  liability  has been  accrued in the  Company's financial statements.

      Pursuant  to the sale of  4,807,692  newly  issued  shares of the Series A
Preferred  Stock to Newcastle on June 18, 2004,  the Company agreed to indemnify
Newcastle  from any  liability,  loss or  damage,  together  with all  costs and expenses related thereto that the Company may suffer which arises out of affairs of the Company,  its board of directors or employees prior to the closing of the
Newcastle Transaction. The Company's obligation to indemnify may be satisfied at the option of the purchaser by issuing  additional  Series A Preferred  Stock to the purchaser, modifying the conversion price of the Series A Preferred Stock, a payment of cash or a redemption of Series A Preferred  Stock or a combination of the foregoing.  The Company and the purchaser  have not yet  determined  whether events that have arisen since the closing will trigger the indemnity provisions.

      On December 12, 2005, the Company received a letter from the SEC, based on a review of the Company's  Form 10-K filed for the year ended December 31, 2004, requesting  that the  Company  provide a written  explanation  as to whether the
Company is an  "investment  company" (as such term is defined in the  Investment
Company Act of 1940).  The Company provided a written response to the SEC, dated
January 12, 2006,  stating the reasons why it believes it is not an  "investment company".  The Company  continues to provide  certain  confirmatory  information requested by the SEC. In the event the SEC or a court took the position that the
Company is an  investment  company,  the  Company's  failure to  register  as an investment  company would not only raise the  possibility  of an  enforcement or other legal action by the SEC and potential fines and penalties,  but also could threaten  the validity of corporate  actions and  contracts  entered into by the
Company  during  the  period  it was  deemed  to be an  unregistered  investment company, among other remedies.

      During  February 2006, the Company entered into an agreement with a former employee to settle a dispute over a severance agreement the employee had entered into with the  Company.  The  severance  agreement  which was executed by former management  provided for a payment of approximately  $98,000 upon the occurrence of certain events. The Company paid  approximately  $85,000 to settle all claims associated  with the severance  agreement.  During May 2006, the Company entered into an agreement to settle a dispute with a law firm that had  previously  been hired by the Company. In accordance with the terms of the agreement, the Company received and recorded a refund of legal and professional fees of $125,000 during
May 2006. In addition,  the Company reversed accrued legal and professional fees of approximately $38,000 during the quarter ended March 31, 2006.

NOTE 6. RELATED PARTY TRANSACTIONS

      In June 2004, in connection with the Newcastle Transaction,  Mark Schwarz,
Chief  Executive  Officer and Chairman of  Newcastle  Capital  Management,  L.P.
("NCM"),  Steven J. Pully,  President of NCM, and John Murray,  Chief  Financial
Officer of NCM,  assumed  positions  as Chairman of the Board,  Chief  Executive
Officer and Chief Financial  Officer,  respectively,  of the Company.  Mr. Pully receives an annual salary of $150,000 as Chief Executive Officer of the Company.
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

      On April  10,  2006,  Newcastle  delivered  a  letter  to the  Company  of
Newcastle's  irrevocable  intent to convert all of its Series A Preferred  Stock into 19,230,768  shares of Common Stock of the Company  following and subject to final confirmation by the Delaware Chancery Court of a Stipulation and Agreement
dated as of February  21,  2006 in  connection  with a pending  lawsuit in which derivative  and other  claims  have been made by a  stockholder  of the  Company against various parties. See Part II, Item 1. "Legal Proceedings."

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
ACTUAL RESULTS MAY VARY MATERIALLY  FROM THOSE DESCRIBED  HEREIN AS ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The  following  is  a  discussion  of  the  interim  unaudited   condensed
consolidated  financial  condition  and  results of  operations  for New Century
Equity  Holdings  Corp.  and  subsidiaries  for the three months ended March 31,
2006.  It should be read in  conjunction  with the Unaudited  Interim  Condensed
Consolidated  Financial  Statements of the Company,  the notes thereto and other financial  information  included  elsewhere  in this report,  and the  Company's
Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

      General and administrative ("G&A") expenses are comprised of all marketing and administrative  costs incurred in direct support of the business  operations of the Company. G&A expenses decreased by $262,000,  or 74%, to $91,000,  during the three  months  ended March 31,  2006,  as compared to the three months ended
March  31,  2005.  The  decrease  is  attributable  to a  decrease  in legal and professional  fees.  As of  March  31,  2005,  the  Company  had not yet met the
$500,000  retention as  stipulated  in the  Company's  directors'  and officers'
liability  insurance  policy  related  to  the  Lawsuit.  The  Company  expensed approximately  $229,000 in legal and  professional  fees  related to the Lawsuit during the quarter  ended March 31, 2005.  Also,  the Company  reversed  accrued legal and professional  fees of  approximately  $38,000 during the quarter ended
March 31, 2006 in accordance  with the terms of an agreement to settle a dispute with a law firm that had previously been hired by the Company.

INTEREST INCOME

      Interest  income  increased by $43,000,  or 53%, to  $124,000,  during the three months  ended March 31, 2006,  as compared to the three months ended March
31, 2005.  This  increase was  attributable  to higher  yields on cash  balances available for short-term investment.

DERIVATIVE SETTLEMENT COSTS

      On April 13, 2006, the Company announced that it reached an agreement with all of the parties to the  Lawsuit to settle all claims  relating  thereto.  The total  Settlement  proceeds  of  $3,200,000  are being  funded by the  Company's insurance  carrier and by Parris H.  Holmes,  Jr.,  the  Company's  former Chief
Executive  Officer,  who  is  contributing  $150,000.   Included  in  the  total
Settlement proceeds is $600,000 of reimbursement for legal and professional fees submitted to the Company's  insurance  carrier.  The Company is contributing the
$600,000 of reimbursed legal and  professional  fees to the Settlement Fund and, therefore,  has  recognized  a loss of  $600,000  related to the Lawsuit for the quarter ended March 31, 2006. See Part II, Item 2. "Legal Proceedings."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's  cash balance  decreased to  $12,011,000  at March 31, 2006, from  $12,487,000 at December 31, 2005.  The decrease  relates to the following:
G&A expenses  incurred  during the three months ended March 31, 2006;  continued
funding of legal and professional fees related to the Lawsuit; the settlement of a dispute  with a former  employee  over a  severance  agreement  and the second installment  paid under the Ascendant  Agreement;  partially  offset by interest income and revenues from Ascendant.  There were no capital  expenditures  during the three months ended March 31, 2006.

      During the quarter  ended March 31, 2006,  the Company  continued  funding legal and professional fees of the current and former director defendants in the
Lawsuit pursuant to  indemnification  arrangements that were in place during the respective  terms of each of the  defendants.  The Company has met the  $500,000 retention as  stipulated  in the Company's  directors'  and officers'  liability insurance  policy.  The  directors'  and officers'  liability  insurance  policy carries a maximum  coverage  limit of  $5,000,000.  As of March  31,  2006,  the
Company has recorded a receivable  from the insurance  carrier of  approximately
$912,000 for  reimbursement of legal and professional fees incurred in excess of
the  policy  retention,   net  of  the  $600,000   reimbursement  of  legal  and
professional  fees from the  insurance  carrier as part of the  Settlement.  The
Company  continues  to have  ongoing  discussions  with  the  insurance  carrier regarding  reimbursement of legal and professional  fees under the provisions of the policy.  Nonpayment of the claim for reimbursement of legal and professional fees could have a material adverse effect on the financial condition and results of operations of the Company. The Company intends to vigorously seek enforcement of its rights  under the policy.  The  Settlement  does not preclude the Company from  seeking  reimbursement  of legal  and  professional  fees up to an  amount remaining  within the policy  limit,  which is  approximately  $1,950,000  after considering the terms of the Settlement.

      During the next 12 months,  the Company's  operating cash requirements are expected  to  consist  principally  of  funding  corporate  expenses,  the costs associated with  maintaining a public company and expenses  incurred in pursuing the Company's  business plan.  Additionally,  the total potential purchase price under the terms of the Ascendant Agreement is $1,550,000,  payable in four equal installments of $387,500.  Subject to the provisions of the Ascendant Agreement, the third installment was payable on April 5, 2006 and the fourth installment is payable on July 5, 2006. As of May 12, 2006,  the Company has not made the third installment.  Subject to the terms of the  Ascendant  Agreement,  if the Company does not make an  installment  payment  and  Ascendant  is not in  breach of the
Ascendant  Agreement,  Ascendant has the right to acquire the Company's  revenue interest at a price which would yield a 10%  annualized  return to the  Company.
The Company  has been  notified by  Ascendant  that it intends to exercise  this right as a result of the  Company's  election not to make its third  installment payment.  The Company  believes  that  Ascendant has not satisfied the requisite conditions to repurchase the Company's revenue interest.

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
Under the original terms of the first lease, the remaining minimum  undiscounted rent payments total approximately $1,063,000 at March 31, 2006. The second lease is related to office space located in Austin,  Texas, and expires in 2010. Under the original terms of the second lease, the remaining minimum  undiscounted rent payments total  approximately  $5,319,000 at March 31, 2006. In conjunction with the Platinum  Transaction,  Platinum  agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The  Company  is exposed  to  interest  rate risk  primarily  through  its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with  changing  interest  rates as of  March  31,  2006  because  the  Company's intention is to maintain a liquid portfolio. The Company has not used derivative financial instruments in its operations.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On August 11, 2004,  Craig Davis,  allegedly a stockholder of the Company, filed a lawsuit  in the  Chancery  Court of New  Castle  County,  Delaware  (the
"Lawsuit").  The Lawsuit asserted direct claims,  and also derivative  claims on the Company's  behalf,  against five former and three  current  directors of the
Company.  On April 13, 2006, the Company  announced that it reached an agreement with all of the  parties to the  Lawsuit to settle all claims  relating  thereto
(the  "Settlement").  As part of the Settlement,  the Company will set up a fund
(the  "Settlement  Fund"),  which will be distributed to stockholders  following final  approval of the  Settlement  by the  Delaware  Chancery  Court,  which is expected to occur in July of 2006. The portion of the Settlement Fund which will be  distributable  to all  holders of common  stock of the Company on the record date for the  Settlement is expected to be  approximately  $2,265,000,  provided that any common stock of the Company held by  defendants in the Lawsuit who were formerly  directors of the Company will not be entitled to any distribution from the Settlement Fund. A record date will be established following approval of the
Settlement by the Delaware  Chancery Court.  The  distribution of the Settlement
Fund to stockholders of record is expected to approximate  $.04 per common share on a fully diluted basis. The total Settlement  proceeds of $3,200,000 are being funded by the  Company's  insurance  carrier and by Parris H.  Holmes,  Jr., the
Company's former Chief Executive Officer, who is contributing $150,000. Included in the total  Settlement  proceeds is $600,000  of  reimbursement  for legal and professional fees submitted to the Company's  insurance carrier.  The Company is contributing  the  $600,000 of  reimbursed  legal and  professional  fees to the
Settlement Fund and, therefore, has recognized a loss of $600,000 related to the
Lawsuit  for the  quarter  ended  March  31,  2006.  The  Company  and the other defendants  in the  Lawsuit  have  agreed not to oppose the request for fees and expenses by counsel to the  plaintiff of  $935,000.  Under the  Settlement,  the plaintiff, the Company and the other defendants (including Mr. Holmes) have also agreed  to  certain  mutual  releases  of  claims  arising  out of  transactions referenced in the Lawsuit.

      The  Company  is  currently  funding  legal and  professional  fees of the current and former director defendants pursuant to indemnification  arrangements that were in place during the respective  terms of each of the  defendants.  The
Company has met the $500,000 retention as stipulated in the Company's directors'
and officers' liability insurance policy. The directors' and officers' liability insurance policy carries a maximum coverage limit of $5,000,000. As of March 31,
2006,  the Company  has  recorded a  receivable  from the  insurance  carrier of approximately $912,000 for reimbursement of legal and professional fees incurred in excess of the policy retention,  net of the $600,000  reimbursement  from the insurance  carrier as part of the  Settlement.  The  Company  continues  to have ongoing discussions with the insurance carrier regarding  reimbursement of legal and  professional  fees under the  provisions  of the policy.  Nonpayment of the claim for  reimbursement  of legal and  professional  fees could have a material adverse  effect on the  financial  condition  and results of  operations  of the
Company.  The Company intends to vigorously seek enforcement of its rights under
the  policy.   The  Settlement  does  not  preclude  the  Company  from  seeking reimbursement  of legal and  professional  fees up to an amount remaining within the policy limit, which is approximately  $1,950,000 after considering the terms of the Settlement.

      Pursuant  to the sale of  4,807,692  newly  issued  shares of the Series A
Preferred  Stock to Newcastle on June 18, 2004,  the Company agreed to indemnify
Newcastle  from any  liability,  loss or  damage,  together  with all  costs and expenses related thereto that the Company may suffer which arises out of affairs of the Company,  its board of directors or employees prior to the closing of the
Newcastle Transaction. The Company's obligation to indemnify may be satisfied at the option of the purchaser by issuing  additional  Series A Preferred  Stock to the purchaser, modifying the conversion price of the Series A Preferred Stock, a payment of cash or a redemption of Series A Preferred  Stock or a combination of the foregoing.  The Company and the purchaser  have not yet  determined  whether events that have arisen since the closing will trigger the indemnity provisions.

      On December 12, 2005, the Company received a letter from the SEC, based on a review of the Company's  Form 10-K filed for the year ended December 31, 2004, requesting  that the  Company  provide a written  explanation  as to whether the
Company is an  "investment  company" (as such term is defined in the  Investment
Company Act of 1940).  The Company provided a written response to the SEC, dated
January 12, 2006,  stating the reasons why it believes it is not an  "investment company".  The Company  continues to provide  certain  confirmatory  information requested by the SEC. In the event the SEC or a court took the position that the
Company is an  investment  company,  the  Company's  failure to  register  as an investment  company would not only raise the  possibility  of an  enforcement or other legal action by the SEC and potential fines and penalties,  but also could threaten  the validity of corporate  actions and  contracts  entered into by the
Company  during  the  period  it was  deemed  to be an  unregistered  investment company, among other remedies.

      During  February 2006, the Company entered into an agreement with a former employee to settle a dispute over a severance agreement the employee had entered into with the  Company.  The  severance  agreement  which was executed by former management  provided for a payment of approximately  $98,000 upon the occurrence of certain events. The Company paid  approximately  $85,000 to settle all claims associated  with the severance  agreement.  During May 2006, the Company entered into an agreement to settle a dispute with a law firm that had  previously  been hired by the Company.  In accordance with the terms of the agreement the Company received a refund of legal and professional fees of $125,000 during May 2006 and reversed accrued legal and professional fees of approximately $38,000 during the quarter ended March 31, 2006.

ITEM 1A. RISK FACTORS

      The Risk Factors  included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not  materially  changed other than as set forth below.

OUR  BUSINESS  COULD BE HARMED  IF THERE IS A  NON-FAVORABLE  RESOLUTION  TO THE
DERIVATIVE  ACTION COMMENCED AGAINST US BY CRAIG DAVIS OR IN OTHER LITIGATION OR
REGULATORY PROCEEDINGS AGAINST THE COMPANY.

      As discussed in Part II, Item 1. "Legal  Proceedings," on August 11, 2004,
Craig Davis,  allegedly a  stockholder  of the  Company,  filed a lawsuit in the
Chancery  Court of New Castle  County,  Delaware.  The lawsuit  asserted  direct claims, and also derivative claims on the Company's behalf,  against five former and three  current  directors  of the Company.  On April 13,  2006,  the Company announced that it reached an agreement with all of the parties to the lawsuit to settle all claims relating thereto. As part of the settlement,  the Company will set up a fund which will be distributed to stockholders following final approval of the settlement by the Delaware Chancery Court,  which is expected to occur in
July of 2006.

In the event the  settlement is not approved by the Delaware  Chancery Court and there is an adverse outcome to the lawsuit,  the Company may sustain significant monetary  damages,  a liquidation of the Company's assets or injunctive  relief, among other remedies.  While  management  currently  believes that resolving the lawsuit  filed by Mr.  Davis  will not have a  material  adverse  impact  on the
Company's financial position or results of operations,  litigation is subject to inherent  uncertainties and management's view of these matters may change in the future.  There  exists  the  possibility  of a  material  adverse  impact on the
Company's  financial  position and the results of  operations  for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

      The  Company  is  currently  funding  legal and  professional  fees of the current and former director defendants pursuant to indemnification  arrangements that were in place during the respective  terms of each of the  defendants.  The
Company has met the $500,000 retention as stipulated in the Company's directors'
and officers' liability insurance policy. The directors' and officers' liability insurance policy carries a maximum coverage limit of $5,000,000. As of March 31,
2006,  the Company  has  recorded a  receivable  from the  insurance  carrier of approximately $912,000 for reimbursement of legal and professional fees incurred in excess of the policy retention,  net of the $600,000  reimbursement  from the insurance  carrier as part of the  settlement.  The  Company  continues  to have ongoing discussions with the insurance carrier regarding  reimbursement of legal and  professional  fees under the  provisions  of the policy.  Nonpayment of the claim for  reimbursement  of legal and  professional  fees could have a material adverse  effect on the  financial  condition  and results of  operations  of the
Company.  The Company intends to vigorously seek enforcement of its rights under
the  policy.   The  settlement  does  not  preclude  the  Company  from  seeking reimbursement  of legal and  professional  fees up to an amount remaining within the policy limit, which is approximately  $1,950,000 after considering the terms of the settlement.

      Among the claims filed by Mr.  Davis is a claim that the Company  operated as an illegal  investment  company in violation of the Investment Company Act of
1940 (the "Investment Company Act").  Although the Company does not believe that it has violated the Investment Company Act in the past, or at present, there can be no  assurance  that the  Company has not,  or is not,  in  violation  of, the
Investment  Company Act. In the event the SEC or a court took the position  that the Company is an investment  company,  the Company's  failure to register as an investment  company would not only raise the  possibility  of an  enforcement or other legal action by the SEC and potential fines and penalties,  but also could threaten  the validity of corporate  actions and  contracts  entered into by the
Company  during  the  period  it was  deemed  to be an  unregistered  investment company, among other remedies.

THE ASSETS ON OUR BALANCE SHEET INCLUDE A REVENUE INTEREST IN ASCENDANT, AND ANY
IMPAIRMENT  OF THE  REVENUE  INTEREST  COULD  ADVERSELY  AFFECT  OUR  RESULTS OF
OPERATIONS AND FINANCIAL POSITION.

      As of March 31,  2006,  the  Company's  total  assets  were  approximately
$17,033,000,  of which approximately $803,000 were intangible assets relating to the revenue  interest in Ascendant.  The Company  cannot be certain that it will ever realize the value of such intangible  assets. If the Company were to record an  intangible  impairment  charge,  its  results of  operations  and  financial position could be adversely affected.

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

                                          NEW CENTURY EQUITY HOLDINGS CORP.
                                              (Registrant)

Date: May 15, 2006                        By:        /s/ John P. Murray
                                              ----------------------------------
                                                       John P. Murray
                                                  CHIEF FINANCIAL OFFICER
                                                   (Duly authorized and
                                                principal financial officer)

