Form 10-Q
period 2006-06-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2006-08-14
CIK 1013706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)
|X|      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE  ACT OF 1934

         For the  quarterly  period ended June 30, 2006

                                       or

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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at August 14, 2006:

                                                      Number of Shares
                Title of Class                           Outstanding
                --------------                        ----------------
         Common Stock, $0.01 par value                   53,883,872

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2006 (Unaudited)
            and December 31, 2005.......................................................................   3

         Unaudited Condensed Consolidated Statements of Operations - For the Three
            and Six Months ended June 30, 2006 and 2005.................................................   4

         Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) -
            For the Three and Six Months ended June 30, 2006 and 2005...................................   5

         Unaudited Condensed Consolidated Statements of Cash Flows - For the
            Six Months ended June 30, 2006 and 2005.....................................................   6

         Notes to Unaudited Interim Condensed Consolidated Financial Statements.........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

PART II OTHER INFORMATION

                                         PART I FINANCIAL INFORMATION

                                         ITEM 1. FINANCIAL STATEMENTS

                              NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               June 30,            December 31,
                                                                                 2006                  2005
                                                                               --------            ------------
                                                                              (Unaudited)

                                                     ASSETS

Current assets:
  Cash and cash equivalents                                                     $ 12,013             $ 12,487
  Accounts receivable                                                                 34                   33
  Insurance receivable and other assets                                            1,020                1,637
  Settlement fund receivable                                                       3,200                 --
                                                                                --------             --------

Total current assets                                                              16,267               14,157

  Other non-current assets                                                          --                      6
  Revenue interest                                                                   803                  415
                                                                                --------             --------
Total assets                                                                    $ 17,070             $ 14,578
                                                                                ========             ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $      5             $     53
  Accrued liabilities                                                                351                  550
  Accrued settlement                                                               3,200                 --
                                                                                --------             --------
Total current liabilities                                                          3,556                  603

  Other non-current liabilities                                                     --                      2
                                                                                --------             --------
  Total liabilities                                                                3,556                  605
Commitments and contingencies
Stockholders' equity:
  Preferred stock,  $0.01 par value, 10,000,000 shares  authorized;
   4,807,692 shares designated as Series A convertible preferred stock
   issued and outstanding                                                             48                   48
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   34,653,104  shares issued and outstanding                                         347                  347
  Additional paid-in capital                                                      75,445               75,428
  Accumulated deficit                                                            (62,326)             (61,850)
                                                                                --------             --------
Total stockholders' equity                                                        13,514               13,973
                                                                                --------             --------
Total liabilities and stockholders' equity                                      $ 17,070             $ 14,578
                                                                                ========             ========

    The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                              ------------------             ----------------
                                                             2006           2005           2006          2005
                                                             ----           ----           ----          ----

Operating revenues                                         $     56       $   --       $       69       $   --

Operating expenses:
   General and administrative expenses                           31            244            122            597
   Depreciation and amortization expense                       --                2           --                4
                                                           --------       --------       --------       --------

Operating income (loss)                                          25           (246)           (53)          (601)

Other income (expense):
   Derivative settlement costs                                 --             --             (600)          --
   Interest income, net                                         153            100            277            181
   Other (expense) income, net                                 --               57           --               57
                                                           --------       --------       --------       --------

Total other income (loss), net                                  153            157           (323)           238
                                                           --------       --------       --------       --------

Net income (loss)                                               178            (89)          (376)          (363)

Preferred stock dividend                                        (50)           (50)          (100)          (100)
                                                           --------       --------       --------       --------
Net income (loss) applicable to
   common stockholders                                     $    128       $   (139)      $   (476)      $   (463)
                                                           ========       ========       ========       ========

Basic and diluted net income (loss) per common share:
   Net income (loss)                                       $   0.01       $  (0.01)      $  (0.02)      $  (0.02)
                                                           ========       ========       ========       ========

Weighted average common shares outstanding                   34,653         34,653         34,653         34,653
                                                           ========       ========       ========       ========

    The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                                 INCOME / (LOSS)
                                                 (IN THOUSANDS)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                              ------------------             ----------------
                                                             2006           2005           2006          2005
                                                             ----           ----           ----          ----

Net income (loss)                                          $    178       $    (89)      $   (376)      $   (363)

Other comprehensive income:
  Reclassification of unrealized gain on investment            --              (94)          --              (94)
  Unrealized holding gains (losses), net of $0 tax             --               (5)          --               40
                                                           --------       --------       --------       --------

Comprehensive income (loss)                                $    178       $   (188)      $   (376)      $   (417)
                                                           ========       ========       ========       ========

    The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                    NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                 2006             2005
                                                                 ----             ----
Cash flows from operating activities:
Net loss                                                       $   (376)         $   (363)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization expenses                           --                   4
  Share based payment expense                                        17              --
  Gain on sale of Sharps Compliance Corp. common stock             --                 (57)
  Accretion of discount on securities                              --                (150)
  Changes in operating assets and liabilities:
   Increase in accounts receivable                                   (1)             --
   Decrease (increase) in prepaid and other assets                  621              (684)
   Increase (decrease) in accounts payable                          (48)                5
   Increase (decrease) in accrued liabilities                      (299)              188
                                                               --------          --------
Net cash used in operating activities                               (86)           (1,057)

Cash flows from investing activities:
  Proceeds from sale of short-term investments                     --              13,334
  Purchase of short-term investments                               --             (13,787)
  Purchase of revenue interest                                     (388)             --
                                                               --------          --------

Net cash used in investing activities                              (388)             (453)

Cash flows from financing activities:
  Cash dividends paid on preferred stock                           --                (200)
                                                               --------          --------

Net cash used in financing activities                              --                (200)

Net decrease in cash and cash equivalents                          (474)           (1,710)
Cash and cash equivalents, beginning of period                   12,487             1,716
                                                               --------          --------

Cash and cash equivalents, end of period                       $ 12,013          $      6
                                                               ========          ========

Supplemental disclosure of financial information:
  Cash paid for interest                                       $   --            $   --
  Cash paid for income taxes                                   $   --            $   --

Supplemental disclosure of non-cash transactions:
  Increase in fair market value of investments                 $   --            $     40
  Preferred stock dividend                                     $    100          $    100
  Reclassification of gain on investment                       $   --            $    (94)

          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO THE INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The interim condensed consolidated financial statements included herein have  been  prepared  by New  Century  Equity  Holdings  Corp.  ("NCEH"  or "the
Company") and subsidiaries without audit,  pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Although certain information and footnote  disclosures  normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
America have been condensed or omitted  pursuant to those rules and regulations, all adjustments  considered  necessary in order to make the financial statements not misleading have been included.  In the opinion of the Company's  management, the accompanying interim condensed consolidated financial statements reflect all adjustments,  of a  normal  recurring  nature,  that  are  necessary  for a fair presentation of the Company's financial position, results of operations and cash flows  for  such  periods.  It  is  recommended  that  these  interim  condensed consolidated  financial  statements be read in conjunction with the consolidated financial  statements  and the notes thereto  included in the  Company's  Annual
Report on Form 10-K for the year ended December 31, 2005.  Results of operations for the interim  periods are not  necessarily  indicative of results that may be expected for any other interim periods or the full fiscal year.

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

         In early 2004,  the Company  announced  that it would seek  stockholder approval to liquidate  the Company.  In June of 2004,  the board of directors of the Company  determined  that it would be in the best interest of the Company to accept an investment from Newcastle Partners, L.P. ("Newcastle"),  an investment fund with a long track record of investing in public and private  companies.  On
June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4%
Convertible  Preferred  Stock (the "Series A Preferred  Stock") to Newcastle for
$5,000,000  (the  "Newcastle  Transaction").  The Series A  Preferred  Stock was
convertible into approximately thirty-five percent of the Company's Common Stock
(the "Common Stock"), at any time after the expiration of twelve months from the date of its issuance at a conversion  price of $0.26 per share of Common  Stock, subject to adjustment for dilution.  The holders of the Series A Preferred Stock
were  entitled  to  a  four  percent   annual  cash  dividend  (the   "Preferred
Dividends"). Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.  On July 3, 2006, Newcastle converted  its Series A  Preferred  Stock into  19,230,768  shares of the Common
Stock.

         During  May  2005,  the  Company  sold its  equity  interest  in Sharps
Compliance Corp.  ("Sharps") for approximately  $334,000.  Following the sale of its Sharps interest,  the Company no longer holds any investments made by former management  and which  reflected  former  management's  strategy of investing in high-growth companies.

         On August  11,  2004,  Craig  Davis,  allegedly  a  stockholder  of the
Company,  filed a lawsuit in the Chancery Court of New Castle  County,  Delaware
(the "Lawsuit").  The Lawsuit asserted direct claims, and also derivative claims on the Company's behalf,  against five former and three current directors of the
Company.  On April 13, 2006, the Company  announced that it reached an agreement with all of the  parties to the  Lawsuit to settle all claims  relating  thereto
(the  "Settlement").   On  June  23,  2006,  the  Chancery  Court  approved  the
Settlement,   and  on  July  25,   2006,   the   Settlement   became  final  and
non-appealable.  As part  of the  Settlement,  the  Company  set up a fund  (the
"Settlement  Fund"),  which will be distributed to  stockholders of record as of
July 28,  2006,  with a  payment  date of  August  11,  2006,  or a date as soon thereafter  as  practicable.  The  portion of the  Settlement  Fund that will be distributable  to  Stockholders  pursuant  to the  Settlement  is expected to be approximately  $2,270,187  or  approximately  $.04 per  common  share on a fully diluted basis,  provided that any Common Stock held by defendants in the Lawsuit who  were  formerly  directors  of  the  Company  will  not be  entitled  to any distribution  from  the  Settlement  Fund.  The  total  Settlement  proceeds  of
$3,200,000 are being funded by the Company's  insurance carrier and by Parris H.
Holmes,  Jr., the Company's former Chief Executive Officer,  who is contributing
$150,000.  Also  included  in the  total  Settlement  proceeds  is  $600,000  of reimbursement  for  legal  and  professional  fees  paid to the  Company  by its insurance carrier and subsequently  contributed by the Company to the Settlement
Fund.  The Company has  therefore  recognized a loss of $600,000  related to the
Lawsuit for the six months ended June 30, 2006. As part of the  Settlement,  the
Company and the other defendants in the Lawsuit agreed not to oppose the request for fees and  expenses  by  counsel  to the  plaintiff  of  $929,813.  Under the
Settlement,  the plaintiff,  the Company and the other defendants (including Mr.
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
insurance policy

carries a maximum coverage limit of $5,000,000. As of June 30, 2006, the Company has recorded a receivable from the insurance  carrier of approximately  $945,000
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

NOTE 3.  STOCK BASED COMPENSATION

         Effective  January 1, 2006,  the  Company  adopted  the  provisions  of
Statement of Financial  Accounting Standards No. 123(R),  "Share-Based  Payment"
(SFAS 123R) using the modified prospective transition method. Under this method, previously  reported amounts should not be restated to reflect the provisions of
SFAS 123R. SFAS 123R requires the Company to record compensation expense for all awards  granted  after the date of  adoption,  and for the  unvested  portion of previously granted awards that remain  outstanding at the date of adoption.  The fair value concepts have not changed  significantly  in SFAS 123R;  however,  in adopting this standard, companies must choose among alternative valuation models and amortization  assumptions.  After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line  amortization of compensation expense over the requisite  service period for each separately  vesting portion of the grant. The
Company will  reconsider  use of this model if  additional  information  becomes available in the future that indicates  another model would be more appropriate, or if grants  issued in  future  periods  have  characteristics  that  cannot be reasonably  estimated using this model. The Company utilizes  stock-based awards as a form of compensation for employees, officers and directors.

         Amortization  of the fair  value of the stock  option  grants  has been included in the Company's results since the grant date and totaled approximately
$17,000 for the quarter and six months  ended June 30, 2006,  respectively.  The expense relates to the unvested portion of previously granted awards that remain outstanding at the date of adoption.

         Previously,  the  Company  had applied  the  provisions  of  Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related  interpretations and elected to utilize the disclosure option of
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" (SFAS 123).

         For the quarter and six months ended June 30, 2005, the following table illustrates  the  effect  on  net  loss  and  net  loss  per  common  share  had compensation expense for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No.
123 and SFAS No. 148, "Accounting for Stock-Based  Compensation - Transition and
Disclosure". For purposes of the pro forma disclosures, the estimated fair value of options is  amortized  to pro forma  compensation  expense  over the options'
vesting periods.

                                                    Three Months Ended  Six Months Ended
                                                         June 30,         June 30,
                                                    ------------------  ----------------
 (in thousands, except per share data)                     2005            2005
                                                           ----            ----
Net income (loss), as reported                           $   (89)         $  (363)
Less: Total stock based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                (20)             (27)
                                                         -------          -------

Net income (loss), pro forma                             $  (109)         $  (390)
                                                         =======          =======

Basic net income (loss) per common share:
   Net income (loss), as reported                        $ (0.01)         $ (0.01)
   Net income (loss), pro forma                          $ (0.01)         $ (0.01)

Diluted net income (loss) per common share:
   Net income (loss), as reported                        $ (0.01)         $ (0.01)
   Net income (loss), pro forma                          $ (0.01)         $ (0.01)

   The fair value for these stock options was estimated at the respective  grant date using the Black-Scholes option-pricing model with the following weighted average  assumptions  for  the six  months  ended  June  30,  2005:  expected volatility  of 99.22%,  no  dividend  yield,  expected  life of 2.5 years and risk-free interest rates of 4.75%.

NOTE 4.  REVENUE INTEREST

         On  October  5,  2005,  the  Company  entered  into an  agreement  (the
"Ascendant  Agreement")  with  Ascendant  to acquire an interest in the revenues generated by  Ascendant.  Pursuant to the  Ascendant  Agreement,  the Company is
currently  entitled to a 50% interest,  subject to certain  adjustments,  in the revenues of Ascendant, which interest declines if the assets under management of
Ascendant reach certain levels. Revenues generated by Ascendant include revenues from assets under  management  or any other sources or  investments,  net of any agreed  commissions.  The  Company  also  agreed to  provide  various  marketing services to Ascendant. Steven J. Pully, CEO of the Company, was appointed to the
Investment  Advisory Committee of Ascendant.  The total potential purchase price under the terms of the Ascendant Agreement is $1,550,000,  payable in four equal installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006. Subject to the provisions of the
Ascendant Agreement,  including  Ascendant's  compliance with the terms thereof, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006. As of August 14, 2006,  the Company has elected not to make the third or fourth installment payment.

         Subject to the terms of the  Ascendant  Agreement,  if the Company does not make an installment  payment and Ascendant is not in breach of the Ascendant
Agreement,  Ascendant has the right to acquire the Company's revenue interest at a price which would yield a 10%  annualized  return to the Company.  The Company has been  notified by Ascendant  that  Ascendant is  exercising  this right as a result of the  Company's  election not to make its third and fourth  installment payments.  The Company  believes that  Ascendant has not satisfied the requisite conditions to repurchase the Company's revenue interest.

         Ascendant had assets under management of approximately  $22,200,000 and
$17,800,000 as of June 30, 2006 and December 31, 2005, respectively. During June
2006,  Ascendant  notified  the Company  that its  original  calculation  of net revenues  (after  deducting  certain third party expenses) for the quarter ended
March 31, 2006 was  incorrect and made a payment to the Company of an additional
$21,500.  Ascendant  notified the Company that its  calculation  of net revenues

(after  deducting  certain third party  expenses) for the quarter ended June 30,
2006 was  approximately  $68,000,  and,  accordingly,  the  Company  recorded  a receivable from Ascendant of  approximately  $34,000 as of June 30, 2006.  Under the  Ascendant  Agreement,  revenues  earned by the Company  from the  Ascendant revenue  interest (as  determined in accordance  with the terms of the Ascendant
Agreement)  are  payable in cash  within 30 days after the end of each  quarter.
Under the terms of the  Ascendant  Agreement,  Ascendant  has 45 days  following notice by the Company to cure any material  breach by Ascendant of the Ascendant
Agreement, including with respect to payment obligations.

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
Under the original terms of the first lease, the remaining minimum  undiscounted rent payments total approximately $608,000 at June 30, 2006. The second lease is related to office space located in Austin, Texas, and expires in 2010. Under the original  terms of the second lease,  the remaining  minimum  undiscounted  rent payments total  approximately  $4,965,000 at June 30, 2006. In conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.
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

         On December 12, 2005, the Company received a letter from the SEC, based on a review of the  Company's  Form 10-K filed for the year ended  December  31,
2004,  requesting that the Company  provide a written  explanation as to whether the  Company  is an  "investment  company"  (as  such  term  is  defined  in the
Investment  Company Act of 1940). The Company provided a written response to the
SEC,  dated  January 12, 2006,  stating the reasons why it believes it is not an
"investment company". The Company has provided certain confirmatory  information requested by the SEC. In the event the SEC or a court took the position that the

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
Pully  receives an annual salary of $150,000 as Chief  Executive  Officer of the
Company.  NCM is the general partner of Newcastle,  which owns 19,380,768 shares of Common Stock.

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

NOTE 7.  SHARE CAPITAL

         On July 10, 2006, the Company  entered into a stockholders  rights plan
(the "Rights Plan") that replaced the Company's  stockholders  rights plan dated
July 10, 1996 (the "Old Rights  Plan") that  expired  according  to its terms on
July 10,  2006.  The Rights Plan  provides  for a dividend  distribution  of one preferred share purchase right (a "Right") for each outstanding  share of Common
Stock.  The dividend was payable on July 10, 2006 to the Company's  stockholders of record at the close of business on that date (the "Record  Date").  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement,  dated as of July 10, 2006, by and between New Century Equity  Holdings Corp. and The Bank of New York Trust Company, N.A., as Rights Agent.

         The  Company's  Board of  Directors  adopted the Rights Plan to protect stockholder value by protecting the Company's ability to realize the benefits of its net operating loss carryforwards ("NOLs") and capital loss carryforwards. In general terms, the Rights Plan imposes a significant  penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval  of its  Board of  Directors.  Stockholders  that own 5% or more of the outstanding  Common  Stock as of the close of  business  on the Record  Date may acquire up to an additional 1% of the  outstanding  Common Stock without penalty so long as they  maintain  their  ownership  above the 5% level  (such  increase subject  to  downward  adjustment  by the  Company's  Board of  Directors  if it determines  that such increase will endanger the  availability  of the Company's
NOLs and/or its capital loss carryforwards). In addition, the Company's Board of
Directors has exempted  Newcastle,  the Company's largest  stockholder,  and may exempt  any  person  or group  that  owns 5% or more if the  Board of  Directors determines  that  the  person's  or  group's  ownership  will not  endanger  the availability  of the  Company's  NOLs and/or its capital loss  carryforwards.  A person or group that  acquires  a  percentage  of Common  Stock in excess of the applicable  threshold  is called an  "Acquiring  Person."  Any Rights held by an
Acquiring  Person  are void and may not be  exercised.  The  Company's  Board of
Directors  authorized  the  issuance of one Right per each share of Common Stock outstanding  on the Record Date.  If the Rights become  exercisable,  each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company's Series A Junior Participating  Preferred Stock, par value $0.01
(the "Preferred  Stock"),  for a purchase price of $10.00. Each fractional share of Preferred Stock would give the stockholder  approximately  the same dividend, voting  and  liquidation  rights  as does one share of  Common  Stock.  Prior to exercise,  however,  a Right does not give its holder  any  dividend,  voting or liquidation rights.

         The Company has never declared or paid any cash dividends on its Common
Stock. On June 30, 2006, Newcastle elected to receive the Preferred Dividends in cash for the period from June 19, 2005 through  June 30, 2006.  On July 3, 2006,
Newcastle elected to convert all of its Series A Preferred Stock into 19,230,768 shares of Common Stock.

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
BASED  UPON  CHANGING  CONDITIONS,  SHOULD  ANY ONE OR MORE OF  THESE  RISKS  OR
UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT,
ACTUAL RESULTS MAY VARY MATERIALLY  FROM THOSE DESCRIBED  HEREIN AS ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

GENERAL

         The  following  is a  discussion  of the  interim  unaudited  condensed consolidated  financial  condition  and  results of  operations  for New Century
Equity Holdings Corp. and  subsidiaries  for the three and six months ended June
30, 2006. It should be read in conjunction with the Unaudited  Interim Condensed
Consolidated  Financial  Statements of the Company,  the notes thereto and other financial  information  included  elsewhere  in this report,  and the  Company's
Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

         General and administrative  ("G&A") expenses are comprised of all costs incurred  in direct  support of the  business  operations  of the  Company.  G&A expenses decreased by $213,000 or 87%, and $475,000 or 80% for the three and six months  ended June 30,  2006,  respectively,  as compared  to the  corresponding periods of the prior fiscal year. The decrease is  attributable to a decrease in legal and  professional  fees. The Company  expensed  approximately  $250,000 in legal and professional  fees related to the Lawsuit (See Part II, Item 2. "Legal
Proceedings")  during the six months ended June 30, 2005, as the Company had not yet met the $500,000  retention as stipulated in the  Company's  directors'  and officers' liability  insurance policy related to the Lawsuit.  Also, the Company reversed accrued legal and professional fees of approximately $38,000 during the quarter  ended  March 31, 2006 and  recorded a refund of legal and  professional fees of $125,000  during the quarter ended June 30, 2006 in accordance  with the terms of an agreement  to settle a dispute  with a law firm that had  previously been hired by the Company.

INTEREST INCOME

         Interest income increased by $53,000 or 53%, and $96,000 or 53% for the three and six months  ended June 30,  2006,  respectively,  as  compared  to the corresponding  periods of the prior fiscal year. This increase was  attributable to higher yields on cash balances available for short-term investment.

DERIVATIVE SETTLEMENT COSTS

         On April 13, 2006,  the Company  announced that it reached an agreement with all of the  parties to the Lawsuit to settle all claims  relating  thereto.
The total  Settlement  proceeds of $3,200,000  are being funded by the Company's insurance  carrier and by Parris H.  Holmes,  Jr.,  the  Company's  former Chief
Executive  Officer,  who is  contributing  $150,000.  Also included in the total
Settlement proceeds is $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the
Company to the Settlement  Fund. The Company has therefore  recognized a loss of
$600,000 related to the Lawsuit for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's  cash balance  decreased to $12,013,000 at June 30, 2006, from  $12,487,000 at December 31, 2005.  The decrease  relates to the following:
G&A  expenses  incurred  during the six months  ended June 30,  2006;  continued
funding of legal and professional fees related to the Lawsuit; the settlement of a dispute  with a former  employee  over a  severance  agreement  and the second installment  paid under the Ascendant  Agreement;  partially  offset by interest income and revenues from Ascendant.  There were no capital  expenditures  during the six months ended June 30, 2006.

         During the quarter ended June 30, 2006, the Company  continued  funding legal and professional fees of the current and former director defendants in the
Lawsuit pursuant to  indemnification  arrangements that were in place during the respective  terms of each of the  defendants.  The Company has met the  $500,000 retention as  stipulated  in the Company's  directors'  and officers'  liability insurance  policy.  The  directors'  and officers'  liability  insurance  policy carries a maximum coverage limit of $5,000,000. As of June 30, 2006, the Company has recorded a receivable from the insurance  carrier of approximately  $945,000
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

         During the next 12 months,  the Company's  operating cash  requirements are expected to consist  principally of funding  corporate  expenses,  the costs associated with  maintaining a public company and expenses  incurred in pursuing the Company's  business plan.  Additionally,  the total potential purchase price under the terms of the Ascendant Agreement is $1,550,000,  payable in four equal installments of $387,500.  Subject to the provisions of the Ascendant Agreement, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006. As of August 14, 2006, the Company has not made the third and fourth  installment  payments.  Subject to the terms of the  Ascendant
Agreement,  if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the
Company's  revenue interest at a price which would yield a 10% annualized return to the Company.  The Company has been  notified by Ascendant  that  Ascendant is exercising  this  right as a result of the  Company's  election  not to make its third and fourth  installment  payment.  The Company believes that Ascendant has not  satisfied the requisite  conditions  to  repurchase  the Company's  revenue interest,  and at this time  believes it is not  obligated to make the third and
fourth  installment  payments  to  Ascendant.   The  Company  expects  to  incur

additional  operating  losses  through fiscal 2006 which will continue to have a negative impact on liquidity and capital resources.

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
Under the original terms of the first lease, the remaining minimum  undiscounted rent payments total approximately $608,000 at June 30, 2006. The second lease is related to office space located in Austin, Texas, and expires in 2010. Under the original  terms of the second lease,  the remaining  minimum  undiscounted  rent payments total  approximately  $4,965,000 at June 30, 2006. In conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The  Company is exposed to  interest  rate risk  primarily  through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with changing interest rates as of June 30, 2006 because the Company's intention is to maintain a liquid portfolio. The Company has not used derivative financial instruments in its operations.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August  11,  2004,  Craig  Davis,  allegedly  a  stockholder  of the
Company,  filed a lawsuit in the Chancery Court of New Castle  County,  Delaware
(the "Lawsuit").  The Lawsuit asserted direct claims, and also derivative claims on the Company's behalf,  against five former and three current directors of the
Company.  On April 13, 2006, the Company  announced that it reached an agreement with all of the  parties to the  Lawsuit to settle all claims  relating  thereto
(the  "Settlement").   On  June  23,  2006,  the  Chancery  Court  approved  the
Settlement,   and  on  July  25,   2006,   the   Settlement   became  final  and
non-appealable.  As part  of the  Settlement,  the  Company  set up a fund  (the
"Settlement  Fund"),  which will be distributed to  stockholders of record as of
July 28,  2006,  with a  payment  date of  August  11,  2006,  or a date as soon thereafter  as  practicable.  The  portion of the  Settlement  Fund that will be distributable  to  stockholders  pursuant  to the  Settlement  is expected to be approximately  $2,270,187  or  approximately  $.04 per  common  share on a fully diluted basis,  provided that any Common Stock held by defendants in the Lawsuit who  were  formerly  directors  of  the  Company  will  not be  entitled  to any distribution  from  the  Settlement  Fund.  The  total  Settlement  proceeds  of
$3,200,000 are being funded by the Company's  insurance carrier and by Parris H.
Holmes,  Jr., the Company's former Chief Executive Officer,  who is contributing
$150,000.  Also  included  in the  total  Settlement  proceeds  is  $600,000  of reimbursement  for  legal  and  professional  fees  paid to the  Company  by its insurance carrier and subsequently  contributed by the Company to the Settlement
Fund.  The Company has  therefore  recognized a loss of $600,000  related to the
Lawsuit for the six months ended June 30, 2006. As part of the  Settlement,  the
Company and the other defendants in the Lawsuit agreed not to oppose the request for fees and  expenses  by  counsel  to the  plaintiff  of  $929,813.  Under the
Settlement,  the plaintiff,  the Company and the other defendants (including Mr.
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
insurance policy carries a maximum coverage limit of $5,000,000.  As of June 30,
2006,  the Company  has  recorded a  receivable  from the  insurance  carrier of approximately $945,000 for reimbursement of legal and professional fees incurred in excess of the policy retention,  net of the $600,000  reimbursement  from the insurance  carrier as part of the  Settlement.  The  Company  continues  to have ongoing discussions with the insurance carrier regarding  reimbursement of legal and  professional  fees under the  provisions  of the policy.  Nonpayment of the claim for  reimbursement  of legal and  professional  fees could have a material adverse  effect on the  financial  condition  and results of  operations  of the
Company.  The Company intends to vigorously seek enforcement of its rights under
the  policy.   The  Settlement  does  not  preclude  the  Company  from  seeking reimbursement  of legal and  professional  fees up to an amount remaining within the policy limit, which is approximately  $1,950,000 after considering the terms of the Settlement.

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

OUR  BUSINESS  COULD BE HARMED  IF THERE IS A  NON-FAVORABLE  RESOLUTION  TO THE
DERIVATIVE  ACTION COMMENCED AGAINST US BY CRAIG DAVIS OR IN OTHER LITIGATION OR
REGULATORY PROCEEDINGS AGAINST THE COMPANY.

         As  discussed  in Part II, Item 1. "Legal  Proceedings,"  on August 11,
2004,  Craig Davis,  allegedly a stockholder of the Company,  filed a lawsuit in the Chancery Court of New Castle County,  Delaware.  The lawsuit asserted direct claims, and also derivative claims on the Company's behalf,  against five former and three  current  directors  of the Company.  On April 13,  2006,  the Company announced that it reached an agreement with all of the parties to the lawsuit to settle all claims relating thereto. On July 25, 2006 the Settlement became final and non-appealable.

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
insurance policy carries a maximum coverage limit of $5,000,000.  As of June 30,
2006,  the Company  has  recorded a  receivable  from the  insurance  carrier of approximately $945,000 for reimbursement of legal and professional fees incurred in excess of the policy retention,  net of the $600,000  reimbursement  from the insurance  carrier as part of the  settlement.  The  Company  continues  to have ongoing discussions with the insurance carrier regarding  reimbursement of legal and  professional  fees under the  provisions  of the policy.  Nonpayment of the claim for  reimbursement  of legal and  professional  fees could have a material adverse  effect on the  financial  condition  and results of  operations  of the
Company.  The Company intends to vigorously seek enforcement of its rights under
the  policy.   The  settlement  does  not  preclude  the  Company  from  seeking reimbursement  of legal and  professional  fees up to an amount remaining within the policy limit, which is approximately  $1,950,000 after considering the terms of the settlement.

         Among  the  claims  filed  by Mr.  Davis is a claim  that  the  Company operated as an illegal investment company in violation of the Investment Company
Act of 1940 (the "Investment  Company Act").  Although the Company believes that it has not violated the  Investment  Company Act in the past, or is presently in violation  of the  Investment  Company Act,  there can be no assurance  that the
Company has not  violated or is  violating  the  Investment  Company Act. In the event the SEC or a court took the  position  that the  Company is an  investment company,  the Company's  failure to register as an investment  company would not only raise the  possibility  of an  enforcement or other legal action by the SEC and  potential  fines and  penalties,  but also could  threaten  the validity of corporate actions and contracts entered into by the Company during the period it was deemed to be an unregistered investment company, among other remedies.

THE ASSETS ON OUR BALANCE SHEET INCLUDE A REVENUE INTEREST IN ASCENDANT, AND ANY
IMPAIRMENT  OF THE  REVENUE  INTEREST  COULD  ADVERSELY  AFFECT  OUR  RESULTS OF
OPERATIONS AND FINANCIAL POSITION.

         As of June 30, 2006,  the  Company's  total  assets were  approximately
$17,070,000,  of which approximately $803,000 were intangible assets relating to the revenue  interest in Ascendant.  The Company  cannot be certain that it will ever realize the value of such intangible  assets. If the Company were to record an  intangible  impairment  charge,  its  results of  operations  and  financial position could be adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 2, 2006,  the Company held its Annual  Meeting of  Stockholders for the year ended  December  31, 2005 for the  purpose of  allowing  holders of
Common Stock and holders of Series A Preferred  Stock to ratify the  appointment of Burton, McCumber and Cortez, L.L.P. as the Company's independent auditors for fiscal 2006. The vote on this proposal was as follows:

 Proposal to Ratify Appointment of Independent Auditors     For          Withheld
 ------------------------------------------------------     ---          --------
 Burton, McCumber & Cortez, L.L.P.                          48,425,176   934,549

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

                                            NEW CENTURY EQUITY HOLDINGS CORP.
                                                     (Registrant)

Date:    August 14, 2006                    By: /s/ John P. Murray
                                               ----------------------------------
                                               John P. Murray
                                               Chief Financial Officer
                                               (Duly authorized and principal
                                               financial officer)

