Form 10-Q
period 2006-09-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2006-11-20
CIK 1013706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2006
                                       or
|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from  _______  to _______

                         Commission File Number 0-28536

                        NEW CENTURY EQUITY HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     74-2781950
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)

200 CRESCENT COURT, SUITE 1400, DALLAS, TEXAS                     75201
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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock at November 20, 2006:

                                                 Number of Shares
             Title of Class                        Outstanding
      -----------------------------              ----------------
      Common Stock, $0.01 par value                 53,883,872

                              NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                                     INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets - September 30, 2006 (Unaudited)
              and December 31, 2005.......................................................................   3

           Unaudited Condensed Consolidated Statements of Operations - For the Three
              and Nine Months ended September 30, 2006 and 2005...........................................   4

           Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) -
              For the Three and Nine Months ended September 30, 2006 and 2005.............................   5

           Unaudited Condensed Consolidated Statements of Cash Flows - For the
              Nine Months ended September 30, 2006 and 2005...............................................   6

           Notes to Unaudited Interim Condensed Consolidated Financial Statements.........................   7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results

PART II OTHER INFORMATION

                                          PART I FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   September 30,   December 31,
                                                                                       2006            2005
                                                                                   -------------   ------------
                                                                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents ....................................................     $12,284         $12,487
  Accounts receivable, net .....................................................        --                33
  Insurance receivable and other assets ........................................         489           1,637
                                                                                     -------         -------

Total current assets ...........................................................      12,773          14,157

  Other non-current assets .....................................................        --                 6
  Revenue interest .............................................................         803             415
                                                                                     -------         -------
Total assets ...................................................................     $13,576         $14,578
                                                                                     =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................     $     5         $    53
  Accrued liabilities ..........................................................         132             550
                                                                                     -------         -------
Total current liabilities ......................................................         137             603

  Other non-current liabilities ................................................        --                 2
                                                                                     -------         -------
  Total liabilities ............................................................         137             605
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   0 and 4,807,692 shares designated as Series A convertible preferred stock
   issued and outstanding.......................................................        --               48
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   53,883,872 and 34,653,104  shares issued and outstanding ....................        539             347
  Additional paid-in capital ...................................................     75,340          75,451
  Accumulated deficit ..........................................................    (62,440)        (61,873)
                                                                                   --------        --------
Total stockholders' equity .....................................................     13,439          13,973
                                                                                   --------        --------
Total liabilities and stockholders' equity .....................................   $ 13,576        $ 14,578
                                                                                   ========        ========

   The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                                  NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                             -------------------------       -------------------------
                                                               2006            2005            2006            2005
                                                             ---------       ---------       ---------       ---------

Operating revenues ........................................  $   --          $   --          $     69        $   --

Operating expenses:
   General and administrative expenses ....................       235             284             367             881
   Depreciation and amortization expense ..................      --                 3            --                 7
                                                             --------        --------        --------        --------

Operating loss ............................................      (235)           (287)           (298)           (888)

Other income (expense):
   Derivative settlement costs ............................      --              --              (600)           --
   Interest income, net ...................................       153             108             430             289
   Other, net .............................................      --               (14)           --                43
                                                             --------        --------        --------        --------

Total other income (expense), net .........................       153              94            (170)            332
                                                             --------        --------        --------        --------

Net loss ..................................................       (82)           (193)           (468)           (556)

Preferred stock dividend ..................................      --               (50)           (100)           (150)
                                                             --------        --------        --------        --------
Net loss applicable to
   common stockholders ....................................  $    (82)       $   (243)       $   (568)       $   (706)
                                                             ========        ========        ========        ========

Basic and diluted net loss per common share:
   Net loss ...............................................  $   --          $  (0.01)       $  (0.01)       $  (0.02)
                                                             ========        ========        ========        ========

Weighted average common shares outstanding ................    53,883          34,653          41,063          34,653
                                                             ========        ========        ========        ========

       The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                       NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS)
                                         (IN THOUSANDS)

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,           June 30,
                                                        ------------------    -----------------
                                                         2006       2005       2006       2005
                                                        -------   -------    -------    -------

Net loss .............................................   $ (82)    $(193)     $(468)     $(556)

Other comprehensive income:
  Reclassification of unrealized gain on investment...    --           5       --          (94)
  Unrealized holding gains (losses), net of $0 tax....    --        --         --           45
                                                         -----     -----      -----      -----

Comprehensive loss ...................................   $ (82)    $(188)     $(468)     $(605)
                                                         =====     =====      =====      =====

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                 NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                               2006          2005
                                                             ---------     ---------
Cash flows from operating activities:
Net loss .................................................   $   (468)   $   (556)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization expenses .................       --               7
  Share based payment expense ............................         17          --
  Bad debt expense .......................................         34          --
  Loss on sale of treasury bill ..........................       --              14
  Gain on sale of Sharps Compliance Corp. common stock ...       --             (57)
  Accretion of discount on securities ....................       --            (185)
  Fair market value of services...........................         17          --
  Changes in operating assets and liabilities:
   Increase in accounts receivable .......................         (1)         --
   Decrease (increase) in prepaid and other assets .......      1,154        (1,307)
   Increase (decrease) in accounts payable ...............        (48)            6
   Increase (decrease) in accrued liabilities ............       (313)          238
                                                             --------      --------
Net cash provided by (used in) operating activities ......        392        (1,840)

Cash flows from investing activities:
  Proceeds from sale of short-term investments ...........       --          27,186
  Purchase of short-term investments .....................       --         (13,786)
  Purchase of revenue interest ...........................       (388)         --
                                                             --------      --------

Net cash provided by (used in) investing activities ......       (388)       13,400

Cash flows from financing activities:
  Cash dividends paid on preferred stock .................       (207)         (200)
                                                             --------      --------

Net cash used in financing activities ....................       (207)         (200)

Net increase (decrease) in cash and cash equivalents .....       (203)       11,360
Cash and cash equivalents, beginning of period ...........     12,487         1,716
                                                             --------      --------

Cash and cash equivalents, end of period .................   $ 12,284      $ 13,076
                                                             ========      ========

Supplemental disclosure of non-cash transactions:
  Increase in fair market value of investments ...........   $   --        $     40
  Preferred stock dividend ...............................   $    100      $    100
  Reclassification of gain on investment .................   $   --        $    (94)

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

NOTE 2. HISTORICAL OVERVIEW AND RECENT DEVELOPMENTS

         New Century  Equity  Holdings  Corp.  is a company in  transition.  The
Company is currently seeking to redeploy its assets to enhance stockholder value and is actively  seeking,  analyzing and evaluating  potential  acquisition  and merger  candidates.  On October 5, 2005,  the Company made an  investment in ACP
Investments L.P. (d/b/a Ascendant Capital Partners)  ("Ascendant"),  pursuant to which the  Company  has the right to receive 50% of the  revenues  generated  by
Ascendant.   Ascendant  is  a  Berwyn,   Pennsylvania  based  alternative  asset
management  company whose funds have investments in long/short  equity funds and which  distributes  its registered  funds primarily  through  various  financial intermediaries and related channels. The Company's revenue interest in Ascendant currently represents the Company's sole operating business.

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
Settlement,   and  on  July  25,   2006,   the   Settlement   became  final  and
non-appealable.  As part  of the  Settlement,  the  Company  set up a fund  (the
"Settlement  Fund"),  which was distributed to stockholders of record as of July
28, 2006,  with a payment date of August 11, 2006. The portion of the Settlement
Fund  distributed to Stockholders  pursuant to the Settlement was  approximately
$2,270,000  or  approximately  $.04 per common share on a fully  diluted  basis, provided  that any  Common  Stock held by  defendants  in the  Lawsuit  who were formerly directors of the Company would not be entitled to any distribution from the Settlement Fund. The total Settlement  proceeds of $3,200,000 were funded by the  Company's  insurance  carrier and by Parris H. Holmes,  Jr., the  Company's former Chief Executive Officer, who contributed  $150,000.  Also included in the
total  Settlement   proceeds  is  $600,000  of   reimbursement   for  legal  and
professional  fees paid to the Company by its insurance carrier and subsequently contributed  by the Company to the  Settlement  Fund.  The Company has therefore recognized  a loss of $600,000  related to the Lawsuit for the nine months ended
September  30,  2006.  As part of the  Settlement,  the  Company  and the  other defendants in the Lawsuit agreed not to oppose the request for fees and expenses by counsel to the plaintiff of approximately $930,000. Under the Settlement, the plaintiff, the Company and the other defendants (including Mr. Holmes) have also agreed  to  certain  mutual  releases  of  claims  arising  out of  transactions referenced in the Lawsuit.

         During the quarter ended  September  30, 2006,  in connection  with the resolution of the Lawsuit,  the Company ceased funding of legal and professional fees of the current  and former  director  defendants.  The funding of legal and professional fees was made pursuant to indemnification arrangements that were in place during the respective terms of each of the defendants. The Company has met the $500,000  retention as stipulated in the Company's  directors' and officers'
liability  insurance policy.  The directors' and officers'  liability  insurance policy carries a maximum coverage limit of $5,000,000. As of September 30, 2006,
the  Company  has  recorded  a  receivable   from  the   insurance   carrier  of
approximately $435,000 for reimbursement of legal and professional fees incurred in excess of the policy retention,  net of the $600,000  reimbursement  from the
insurance  carrier  as  part  of  the  Settlement.   The  Company  is  currently
negotiating a settlement  with the  insurance  carrier with respect to remaining reimbursement  amounts.  Although the Company is vigorously pursuing enforcement of its rights under the policy and  believes its claims to be valid,  during the
quarter  ended   September  30,  2006,   management   determined  to  write  off
approximately  $85,000 of the insurance  receivable as unlikely to be collected.
Nonpayment of the claim for  reimbursement of legal and professional  fees could have a material adverse effect on the results of operations of the Company.

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

            Amortization  of the fair value of the stock option  grants has been included in the Company's results since the grant date and totaled approximately
$0 and  $17,000  for the  quarter and nine  months  ended  September  30,  2006, respectively.  The expense relates to the unvested portion of previously granted awards that remain outstanding at the date of adoption.

         Previously,  the  Company  had applied  the  provisions  of  Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related  interpretations and elected to utilize the disclosure option of
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" (SFAS 123).

         For the quarter and nine months ended September 30, 2005, the following table  illustrates  the  effect  on net loss and net loss per  common  share had compensation expense for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No.
123 and SFAS No. 148, "Accounting for Stock-Based  Compensation - Transition and
Disclosure". For purposes of the pro forma disclosures, the estimated fair value of options is  amortized  to pro forma  compensation  expense  over the options'
vesting periods.

                                                      Three Months Ended  Nine Months Ended
                                                        September 30,       September 30,
 (in thousands, except per share data)                      2005                2005
                                                      ------------------  -----------------
Net income (loss), as reported ......................     $   (193)           $   (556)
Less: Total stock based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects .......           (4)                (32)
                                                          --------            --------

Net income (loss), pro forma.........................     $   (197)           $   (588)
                                                          ========            ========

Basic net income (loss) per common share:
   Net income (loss), as reported ...................     $  (0.01)           $  (0.02)
   Net income (loss), pro forma .....................     $  (0.01)           $  (0.02)

Diluted net income (loss) per common share:
   Net income (loss), as reported ...................     $  (0.01)           $  (0.02)
   Net income (loss), pro forma .....................     $  (0.01)           $  (0.02)

   The fair value for these stock options was estimated at the respective  grant date using the Black-Scholes option-pricing model with the following weighted average  assumptions for the nine months ended  September 30, 2005:  expected volatility  of 99.22%,  no  dividend  yield,  expected  life of 2.5 years and risk-free interest rates of 4.75%.

NOTE 4. REVENUE INTEREST

On October 5, 2005,  the  Company  entered  into an  agreement  (the  "Ascendant
Agreement")  with Ascendant to acquire an interest in the revenues  generated by
Ascendant.  Pursuant  to the  Ascendant  Agreement,  the  Company  is  currently entitled to a 50% interest,  subject to certain adjustments,  in the revenues of
Ascendant,  which interest  declines if the assets under management of Ascendant reach certain  levels.  Revenues  generated by Ascendant  include  revenues from assets under  management or any other sources or investments,  net of any agreed commissions.  The Company also agreed to provide various  marketing  services to
Ascendant.  Steven J. Pully, CEO of the Company, was appointed to the Investment
Advisory  Committee of Ascendant.  The total potential  purchase price under the
terms  of  the  Ascendant  Agreement  is  $1,550,000,   payable  in  four  equal
installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006. Subject to the provisions of the
Ascendant Agreement,  including  Ascendant's  compliance with the terms thereof, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006.  As of April 5, 2006,  the  Company  elected not to make the April  installment  payment and, as of this time, has determined not to make any additional installment payments.

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

         Ascendant had assets under management of approximately  $24,000,000 and
$17,800,000 as of September 30, 2006 and December 31, 2005, respectively.  Under the  Ascendant  Agreement,  revenues  earned by the Company  from the  Ascendant revenue  interest (as  determined in accordance  with the terms of the Ascendant
Agreement)  are  payable in cash  within 30 days after the end of each  quarter.
Under the terms of the  Ascendant  Agreement,  Ascendant  has 45 days  following notice by the Company to cure any material  breach by Ascendant of the Ascendant
Agreement,  including with respect to payment  obligations.  Ascendant failed to make the required revenue sharing payment for the quarter ended June 30, 2006 in a timely manner and did not cure such failure  within the 45 day  period.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach,
Ascendant is required to fully  refund all amounts paid by the Company,  and the
Company's revenue interest remains outstanding.

         As part of the parties'  discussions  regarding  non-payment of amounts under the Ascendant Agreement,  the Company has proposed an amendment that would permit Ascendant to temporarily defer certain payments to the Company, including the payment  owed in respect of the  quarter  ended June 30,  2006.  There is no assurance  that  an  amendment  will  be  effected  on such  terms  or that  any resolution of the foregoing matter will be reached.

         Based on its review of Ascendant's  financial  position and cash flows, the Company  currently  believes that Ascendant does not have the available cash to pay the  $34,000  accrued by the  Company at June 30, 2006 for its portion of the 50%  revenue  interest  for that  quarter.  Therefore,  the Company has fully reserved  the  receivable  during the  quarter  ended  September  30,  2006.  In addition,  the  Company  had not  recorded  any  revenue  for the  quarter  ended
September  30, 2006  from  the  revenue  interest.  The  Company  is  currently evaluating its investment in the revenue interest for impairment.

         In connection  with the Ascendant  Agreement,  the Company also entered into the Principals  Agreement with Ascendant and certain  limited  partners and key employees of Ascendant (the "Principals Agreement") pursuant to which, among other  things,  the  Company  has the  option to  purchase  limited  partnership interests of Ascendant under certain circumstances. Effective March 14, 2006, in accordance with the terms of the Principals Agreement, the Company acquired a 7%
limited  partnership  interest  from a limited  partner of Ascendant for nominal
consideration.   The  Principals   Agreement  contains  certain  noncompete  and
nonsolicitation obligations of the partners of Ascendant that apply during their employment and the twelve month period following the termination thereof.

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
Under the original terms of the first lease, the remaining minimum  undiscounted rent payments  total  approximately  $152,000 at September 30, 2006.  The second lease is related to office space located in Austin,  Texas, and expires in 2010.
Under the original terms of the second lease, the remaining minimum undiscounted
rent  payments  total  approximately   $4,610,000  at  September  30,  2006.  In
conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
The Company does not believe it is probable  that it will be required to perform under these lease  guarantees and,  therefore,  no liability has been accrued in the Company's financial statements.

         On December 12, 2005, the Company received a letter from the SEC, based on a review of the  Company's  Form 10-K filed for the year ended  December  31,
2004,  requesting that the Company  provide a written  explanation as to whether the  Company  is an  "investment  company"  (as  such  term  is  defined  in the
Investment  Company Act of 1940). The Company provided a written response to the
SEC,  dated  January 12, 2006,  stating the reasons why it believes it is not an
"investment company". The Company has provided certain confirmatory  information requested  by the SEC.  Should  the SEC or a court  take the  position  that the
Company is an  investment  company,  the  Company's  failure to  register  as an investment  company would not only raise the  possibility  of an  enforcement or other legal action by the SEC and potential fines and penalties,  but also could threaten  the validity of corporate  actions and  contracts  entered into by the
Company  during  the  period  it was  deemed  to be an  unregistered  investment company, among other remedies.

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

         The  Company's  corporate  headquarters  are  currently  located at 200
Crescent Court, Suite 1400,  Dallas,  Texas 75201, which are also the offices of
NCM.  Pursuant to an oral  agreement,  the  Company  occupied a portion of NCM's space on a  month-to-month  basis at no charge  through  September 30, 2006. The
Company also received  accounting and administrative  services from employees of
NCM at no charge through September 30, 2006. The Company will begin to pay a fee to NCM for office  space and for certain  administrative  services  beginning on
October 1, 2006

         In September 2006, the SEC staff issued Staff  Accounting  Bulletin No.
108 ("SAB 108"), which provides  interpretive guidance on how the effects of the carryover  or  reversal  of prior year  misstatements  should be  considered  in quantifying  a current year  misstatement.  SAB 108 requires the use of both the
"iron  curtain"  and  "rollover"  approach in  quantifying  the  materiality  of misstatements.  SAB 108 provides  transitional  guidance for the  correction  of errors in prior periods.

         SAB 108 is  effective  for the  Company no later  than the year  ending
December 31, 2006.  The Company  adopted SAB 108 as of September 30, 2006.  Upon initial application of SAB 108, the Company evaluated the uncorrected  financial statement  misstatements  that were previously  considered  immaterial under the
"rollover" method using the dual methodology required by SAB 108. As a result of this dual methodology  approach of SAB 108, the Company corrected the cumulative error in its accounting for the fair market value of space provided at no charge and accounting and administrative  services received for the current fiscal year by  recording an expense of $16,500 with a  corresponding  credit to  additional paid-in capital.  In accordance with the  transitional  guidance in SAB 108, the
Company also made an  adjustment  of $22,500  within  stockholders'  equity that increased  additional  paid-in  capital and  increased  accumulated  deficit for such costs prior to January 1, 2006.

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
BASED  UPON  CHANGING  CONDITIONS,  SHOULD  ANY ONE OR MORE OF  THESE  RISKS  OR
UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT,
ACTUAL RESULTS MAY VARY MATERIALLY  FROM THOSE DESCRIBED  HEREIN AS ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

GENERAL

         The  following  is a  discussion  of the  interim  unaudited  condensed consolidated  financial  condition  and  results of  operations  for New Century
Equity  Holdings  Corp.  and  subsidiaries  for the three and nine months  ended
September 30, 2006. It should be read in conjunction with the Unaudited  Interim
Condensed  Consolidated  Financial  Statements of the Company, the notes thereto and other  financial  information  included  elsewhere in this  report,  and the
Company's Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

         General and administrative  ("G&A") expenses are comprised of all costs incurred  in direct  support of the  business  operations  of the  Company.  G&A expenses  decreased  by $49,000 or 17%,  and  $514,000 or 58% for the three and nine  months  ended  September  30,  2006,  respectively,  as  compared  to  the corresponding  periods  of  the  prior  fiscal  year.  The  decrease  is  mainly attributable to a decrease in legal and professional fees. Also, during the nine months  ended  September  30,  2006,  the  Company  reversed  accrued  legal and professional  fees of  approximately  $38,000 and recorded a refund of legal and professional  fees of $125,000 in  accordance  with the terms of an agreement to settle a dispute with a law firm that had previously been hired by the Company.

INTEREST INCOME

         Interest  income  increased  by $45,000 or 42%, and $141,000 or 49% for the three and nine months ended September 30, 2006, respectively, as compared to
the  corresponding   periods  of  the  prior  fiscal  year.  This  increase  was attributable  to  higher  yields  on  cash  balances  available  for  short-term investment.

DERIVATIVE SETTLEMENT COSTS

         On April 13, 2006,  the Company  announced that it reached an agreement with all of the  parties to the Lawsuit to settle all claims  relating  thereto.
The total  Settlement  proceeds  of  $3,200,000  were  funded  by the  Company's insurance  carrier and by Parris H.  Holmes,  Jr.,  the  Company's  former Chief
Executive  Officer,  who  contributed  $150,000.  Also  included  in  the  total
Settlement proceeds is $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the
Company to the Settlement  Fund. The Company has therefore  recognized a loss of
$600,000 related to the Lawsuit for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's  cash balance  decreased to  $12,284,000 at September 30,
2006,  from  $12,487,000  at December  31,  2005.  The  decrease  relates to the following:  G&A expenses  incurred  during the nine months ended  September  30,
2006;  funding of legal and professional fees related to the Lawsuit,  including the  $600,000  of  reimbursement  for  legal and  professional  fees paid to the
Company by its  insurance  carrier  which was  subsequently  contributed  by the
Company  to the  Settlement  Fund;  the  settlement  of a dispute  with a former employee  over a  severance  agreement;  the second  installment  paid under the
Ascendant  Agreement and a cash  dividend paid on the Series A Preferred  Stock;
partially  offset by interest  income,  revenues from  Ascendant and  settlement proceeds from the  resolution  of a dispute with a law firm that had  previously been hired by the Company.  There were no capital  expenditures  during the nine months ended September 30, 2006.

         During the quarter ended  September  30, 2006,  in connection  with the resolution of the Lawsuit,  the Company ceased funding of legal and professional fees of the current  and former  director  defendants.  The funding of legal and professional fees was made pursuant to indemnification arrangements that were in place during the respective terms of each of the defendants. The Company has met the $500,000  retention as stipulated in the Company's  directors' and officers'
liability  insurance policy.  The directors' and officers'  liability  insurance policy carries a maximum coverage limit of $5,000,000. As of September 30, 2006,
the  Company  has  recorded  a  receivable   from  the   insurance   carrier  of
approximately $435,000 for reimbursement of legal and professional fees incurred in excess of the policy retention,  net of the $600,000  reimbursement  from the
insurance  carrier  as  part  of  the  Settlement.   The  Company  is  currently
negotiating a settlement  with the  insurance  carrier with respect to remaining reimbursement  amounts.  Although the Company is vigorously pursuing enforcement of its rights under the policy and  believes its claims to be valid,  during the quarter ended September 30, 2006,  management determined to write off $85,000 of the insurance  receivable  as unlikely to be collected.  Nonpayment of the claim for  reimbursement of legal and professional  fees could have a material adverse effect on the results of operations of the Company.

         During the next 12 months,  the Company's  operating cash  requirements are expected to consist  principally of funding  corporate  expenses,  the costs associated with  maintaining a public company and expenses  incurred in pursuing the Company's  business plan.  Additionally,  the total potential purchase price under the terms of the Ascendant Agreement is $1,550,000,  payable in four equal installments of $387,500.  Subject to the provisions of the Ascendant Agreement, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006.  As of April 5, 2006,  the  Company  elected not to make the April  installment  payment and, as of this time, has determined not to make any additional installment payments.  Subject to the terms of the Ascendant
Agreement,  if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the
Company's  revenue interest at a price which would yield a 10% annualized return to the Company.  The Company has been  notified by Ascendant  that  Ascendant is exercising  this  right as a result of the  Company's  election  not to make its third and fourth installment  payments.  The Company believes that Ascendant has not  satisfied the requisite  conditions  to  repurchase  the Company's  revenue interest,  including  as a result of  Ascendant's  failure to make the  required revenue  sharing  payment for the quarter ended June 30, 2006,  and at this time the  Company  believes  it is  not  obligated  to  make  the  third  and  fourth installment payments to Ascendant.

         As part of the parties'  discussions  regarding  non-payment of amounts under the Ascendant Agreement,  the Company has proposed an amendment that would permit Ascendant to temporarily defer certain payments to the Company, including the payment  owed in respect of the  quarter  ended June 30,  2006.  There is no assurance  that  an  amendment  will  be  effected  on such  terms  or that  any resolution of the foregoing matter will be reached.  Based on Ascendant's recent financial performance and the Company's discussions with Ascendant,  the Company does not expect to recognize any revenues under the Ascendant  Agreement for the forseeable  future.  The Company expects to incur  additional  operating  losses through  fiscal 2006 which will continue to have a negative  impact on liquidity and capital resources.

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
Under the original terms of the first lease, the remaining minimum  undiscounted rent payments  total  approximately  $152,000 at September 30, 2006.  The second lease is related to office space located in Austin,  Texas, and expires in 2010.
Under the original terms of the second lease, the remaining minimum undiscounted
rent  payments  total  approximately   $4,610,000  at  September  30,  2006.  In
conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
The Company does not believe it is probable  that it will be required to perform under these lease  guarantees and,  therefore,  no liability has been accrued in the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The  Company is exposed to  interest  rate risk  primarily  through its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with changing  interest  rates as of September  30, 2006,  because the Company's intention is to maintain a liquid portfolio. The Company has not used derivative financial instruments in its operations.

ITEM 4. CONTROLS AND PROCEDURES

         Disclosure controls are procedures that are designed with the objective of ensuring that information  required to be disclosed in the Company's  reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this  Form  10-Q,  is  reported  in  accordance  with  the  rules of the SEC.
Disclosure  controls are also  designed with the objective of ensuring that such
information  is  accumulated   appropriately  and  communicated  to  management,
including  the  chief  executive  officer  and  chief  financial   officer,   as
appropriate, to allow timely decisions regarding required disclosures.

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
Settlement,   and  on  July  25,   2006,   the   Settlement   became  final  and
non-appealable.  As part  of the  Settlement,  the  Company  set up a fund  (the
"Settlement  Fund"),  which was distributed to stockholders of record as of July
28, 2006,  with a payment date of August 11, 2006. The portion of the Settlement
Fund  distributed to Stockholders  pursuant to the Settlement was  approximately
$2,270,000  or  approximately  $.04 per common share on a fully  diluted  basis, provided  that any  Common  Stock held by  defendants  in the  Lawsuit  who were formerly directors of the Company would not be entitled to any distribution from the Settlement Fund. The total Settlement  proceeds of $3,200,000 were funded by the  Company's  insurance  carrier and by Parris H. Holmes,  Jr., the  Company's former Chief Executive Officer, who contributed  $150,000.  Also included in the
total  Settlement   proceeds  is  $600,000  of   reimbursement   for  legal  and
professional  fees paid to the Company by its insurance carrier and subsequently contributed  by the Company to the  Settlement  Fund.  The Company has therefore recognized  a loss of $600,000  related to the Lawsuit for the nine months ended
September  30,  2006.  As part of the  Settlement,  the  Company  and the  other defendants in the Lawsuit agreed not to oppose the request for fees and expenses by counsel to the plaintiff of approximately $930,000. Under the Settlement, the plaintiff, the Company and the other defendants (including Mr. Holmes) have also agreed  to  certain  mutual  releases  of  claims  arising  out of  transactions referenced in the Lawsuit.

         During the quarter ended  September  30, 2006,  in connection  with the resolution of the Lawsuit,  the Company ceased funding of legal and professional fees of the current  and former  director  defendants.  The funding of legal and professional fees was made pursuant to indemnification arrangements that were in place during the respective terms of each of the defendants. The Company has met the $500,000  retention as stipulated in the Company's  directors' and officers'
liability  insurance policy.  The directors' and officers'  liability  insurance policy carries a maximum coverage limit of $5,000,000. As of September 30, 2006,

the  Company  has  recorded  a  receivable   from  the   insurance   carrier  of
approximately $435,000 for reimbursement of legal and professional fees incurred in excess of the policy retention,  net of the $600,000  reimbursement  from the
insurance  carrier  as  part  of  the  Settlement.   The  Company  is  currently
negotiating a settlement  with the  insurance  carrier with respect to remaining reimbursement  amounts.  Although the Company is vigorously pursuing enforcement of its rights under the policy and  believes its claims to be valid,  during the
quarter   ended   September  30,  2006   management   determined  to  write  off
approximately  $85,000 of the insurance  receivable as unlikely to be collected.
Nonpayment of the claim for  reimbursement of legal and professional  fees could have a material adverse effect on the results of operations of the Company.

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

         On December 12, 2005, the Company received a letter from the SEC, based on a review of the  Company's  Form 10-K filed for the year ended  December  31,
2004,  requesting that the Company  provide a written  explanation as to whether the  Company  is an  "investment  company"  (as  such  term  is  defined  in the
Investment  Company Act of 1940). The Company provided a written response to the
SEC,  dated  January 12, 2006,  stating the reasons why it believes it is not an
"investment  company".  The Company  continues to provide  certain  confirmatory information  requested  by the SEC.  Should the SEC or a court take the position that the Company is an investment company,  the Company's failure to register as an investment  company would not only raise the possibility of an enforcement or other legal action by the SEC and potential fines and penalties,  but also could threaten  the validity of corporate  actions and  contracts  entered into by the
Company  during  the  period  it was  deemed  to be an  unregistered  investment company, among other remedies.

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

ITEM 1A. RISK FACTORS

         The Risk Factors  included in the Company's  Annual Report on Form 10-K for the fiscal year ended December 31, 2005,  have not materially  changed other than as set forth below.

OUR BUSINESS COULD BE HARMED IF THERE IS A  NON-FAVORABLE  RESOLUTION TO CERTAIN
LITIGATION OR  REGULATORY  PROCEEDINGS  AGAINST THE COMPANY OR MATTERS  RELATING
THERETO.

         As  discussed  in Part II, Item 1. "Legal  Proceedings,"  on August 11,
2004,  Craig Davis,  allegedly a stockholder of the Company,  filed a lawsuit in the Chancery Court of New Castle County,  Delaware.  The lawsuit asserted direct claims, and also derivative claims on the Company's behalf,  against five former and three  current  directors  of the Company.  On April 13,  2006,  the Company announced that it reached an agreement with all of the parties to the lawsuit to settle all claims  relating  thereto.  On July 25, 2006, the  Settlement  became final and non-appealable.

         During the quarter ended  September  30, 2006,  in connection  with the resolution of the Lawsuit,  the Company ceased funding of legal and professional fees of the current  and former  director  defendants.  The funding of legal and professional fees was made pursuant to indemnification arrangements that were in place during the respective terms of each of the defendants. The Company has met the $500,000  retention as stipulated in the Company's  directors' and officers'
liability  insurance policy.  The directors' and officers'  liability  insurance policy carries a maximum coverage limit of $5,000,000. As of September 30, 2006,
the  Company  has  recorded  a  receivable   from  the   insurance   carrier  of
approximately $435,000 for reimbursement of legal and professional fees incurred in excess of the policy retention,  net of the $600,000  reimbursement  from the
insurance  carrier  as  part  of  the  Settlement.   The  Company  is  currently
negotiating a settlement  with the  insurance  carrier with respect to remaining reimbursement  amounts.  Although the Company is vigorously pursuing enforcement of its rights under the policy and  believes its claims to be valid,  during the
quarter   ended   September  30,  2006   management   determined  to  write  off
approximately  $85,000 of the insurance  receivable as unlikely to be collected.
Nonpayment of the claim for  reimbursement of legal and professional  fees could have a material adverse effect on the results of operations of the Company.

         Among  the  claims  filed  by Mr.  Davis is a claim  that  the  Company operated as an illegal investment company in violation of the Investment Company
Act of 1940 (the "Investment  Company Act").  Although the Company believes that it has not violated the  Investment  Company Act in the past, or is presently in violation  of the  Investment  Company Act,  there can be no assurance  that the
Company has not violated or is violating the Investment  Company Act. Should the
SEC or a court take the position that the Company is an investment company,  the
Company's failure to register as an investment  company would not only raise the possibility  of an  enforcement  or other legal action by the SEC and  potential fines and penalties,  but also could threaten the validity of corporate  actions and contracts  entered into by the Company during the period it was deemed to be an unregistered investment company, among other remedies.

THE ASSETS ON OUR BALANCE SHEET INCLUDE A REVENUE INTEREST IN ASCENDANT, AND ANY
IMPAIRMENT  OF THE  REVENUE  INTEREST  COULD  ADVERSELY  AFFECT  OUR  RESULTS OF
OPERATIONS AND FINANCIAL POSITION.

         As of September 30, 2006, the Company's total assets were approximately
$13,576,000,  of which approximately $803,000 were intangible assets relating to the revenue  interest in Ascendant.  The Company  cannot be certain that it will ever realize the value of such intangible  assets. If the Company were to record an intangible  impairment  charge,  its results of operations could be adversely affected in the period in which the charge was recorded.

ITEM 5.  OTHER INFORMATION

         As part of the parties'  discussions  regarding  non-payment of amounts under the Ascendant Agreement,  the Company has proposed an amendment that would permit Ascendant to temporarily defer certain payments to the Company, including the payment  owed in respect of the  quarter  ended June 30,  2006.  There is no assurance  that  an  amendment  will  be  effected  on such  terms  or that  any resolution on the foregoing  matter will be reached.  Based on the  discussions, the Company has fully  reserved the receivable of $34,000 which was recorded for
the  quarter   ended  June  30,  2006  and  has  not  recorded  any  revenue  or corresponding  receivable  for a revenue  sharing  payment for the quarter ended
September 30, 2006. Based on Ascendant's  recent  financial  performance and the
Company's  discussions with Ascendant,  the Company does not expect to recognize any revenues under the Ascendant Agreement for the forseeable future.

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

                                              NEW CENTURY EQUITY HOLDINGS CORP.
                                                         (Registrant)

Date: November 20, 2006                        By: /s/ John P. Murray
                                                  ------------------------------
                                                  John P. Murray
                                                  CHIEF FINANCIAL OFFICER
                                                  (Duly authorized and principal
                                                  financial officer)

