Form 10-K
period 2006-12-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2007-04-02
CIK 1013706

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
|X|  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
     ACT OF1934
     For the Fiscal Year ended December 31, 2006

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the Transition Period from          to
                                    --------    --------

                         Commission File Number 0-28536

                               ------------------

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

            Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act. (Check one):

Large Accelerated Filer  |_|  Accelerated Filer |_|   Non-Accelerated Filer  |X|

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      The aggregate  market value of the registrant's  outstanding  Common Stock held by non-affiliates  of the registrant  computed by reference to the price at which  the  Common  Stock  was  last  sold as of the  last  business  day of the registrant's most recently completed second fiscal quarter was $8,280,745.

      As of March 30, 2007, the registrant had 53,883,872 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items  10,  11,  12,  13 and 14 of Part III of this  Form  10-K  incorporate  by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its 2007 Annual Meeting of Stockholders to be held on a date to be determined,  which in either case will be filed with the
Securities and Exchange  Commission  within 120 days after the end of the fiscal year ended December 31, 2006.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                                                        PAGE
                                                                        ----

                                     PART I

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities...............13
Item 6.  Selected Financial Data........................................ 14
Item 7.  Management's Discussion and Analysis of Financial Condition

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................44
Item 9A. Controls and Procedures.........................................44
Item 9B. Other Information...............................................44

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance..........45
Item 11. Executive Compensation..........................................45
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters......................45
Item 13. Certain Relationships and Related Transactions,
         and Director Independence.......................................45
Item 14. Principal Accountant Fees and Services..........................45

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules......................45

         Signatures......................................................49

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
("Ascendant").  Ascendant  is a Berwyn,  Pennsylvania  based  alternative  asset management  company whose funds have investments in long/short  equity funds and which  distributes  its registered  funds primarily  through  various  financial intermediaries  and  related  channels.  The  Company's  interest  in  Ascendant currently represents the Company's sole operating business.

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

      In early  2004,  the  Company  announced  that it would  seek  stockholder approval to liquidate  the Company.  In June of 2004,  the board of directors of the Company  determined  that it would be in the best interest of the Company to accept an investment from Newcastle Partners, L.P. ("Newcastle"),  an investment fund with a long track record of investing in public and private  companies.  On
June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4%
Convertible  Preferred  Stock (the "Series A Preferred  Stock") to Newcastle for
$5,000,000  (the  "Newcastle  Transaction").  The Series A  Preferred  Stock was
convertible into approximately thirty-five percent of the Company's common stock
(the "Common Stock"), at any time after the expiration of twelve months from the date of its issuance at a conversion  price of $0.26 per share of Common  Stock, subject to adjustment for dilution.  The holders of the Series A Preferred Stock
were  entitled  to  a  four  percent   annual  cash  dividend  (the   "Preferred
Dividends"). Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.  On July 3, 2006, Newcastle converted its Series A Preferred Stock into 19,230,768 shares of Common Stock.

      During May 2005, the Company sold its equity interest in Sharps Compliance
Corp.  ("Sharps") for approximately  $334,000.  Following the sale of its Sharps interest,  the Company no longer holds any investments made by former management and which  reflected  former  management's  strategy of investing in high-growth companies.

DERIVATIVE LAWSUIT

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
Fund  distributed to  stockholders  pursuant to the Settlement was $2,270,017 or
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
Company to the Settlement Fund. Therefore,  the Company has recognized a loss of
$600,000 related to the Lawsuit for the year ended December 31, 2006. As part of the Settlement,  the Company and the other  defendants in the Lawsuit agreed not to oppose the  request  for fees and  expenses  by counsel to the  plaintiff  of
$929,813.  Under  the  Settlement,  the  plaintiff,  the  Company  and the other defendants (including Mr. Holmes) also agreed to certain mutual releases.

      In connection  with the resolution of the Lawsuit,  the Company has ceased
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
limit of  $5,000,000.  As of December  31,  2006,  the  Company  has  recorded a
receivable   from  the   insurance   carrier  of   approximately   $300,000  for
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
its claims to be valid.  Nonpayment of the claim for  reimbursement of legal and professional  fees  could  have a  material  adverse  effect on the  results  of operations  of the Company.  The  Settlement  does not preclude the Company from seeking  reimbursement of legal and professional fees up to the amount remaining within the policy limit.

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
Steven J. Pully,  CEO of the Company,  was appointed to the Investment  Advisory
Committee of Ascendant.  The total  potential  purchase price under the terms of the Ascendant  Agreement is $1,550,000,  payable in four equal  installments  of
$387,500.  The  first  installment  was  paid  at the  closing  and  the  second installment  was paid on  January  5, 2006.  Subject  to the  provisions  of the
Ascendant Agreement,  including  Ascendant's  compliance with the terms thereof, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006. On April 5, 2006,  the Company  elected not to make the  April  installment  payment  and  subsequently  determined  not to make the installment payment due July 5, 2006.

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

      Ascendant had assets under  management of  approximately  $27,100,000  and
$17,800,000 as of December 31, 2006 and December 31, 2005,  respectively.  Under
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
Agreement,  including with respect to payment  obligations.  Ascendant failed to make the required revenue sharing payments for the quarters ended June 30, 2006,
September  30, 2006 and December 31, 2006,  in a timely  manner and did not cure such  failures  within  the  required  45 day  period.  Under  the  terms of the
Ascendant  Agreement,  upon notice of an uncured material  breach,  Ascendant is required to fully  refund all amounts  paid by the  Company,  and the  Company's revenue interest remains outstanding.

      As part of the parties' discussions regarding non-payment of amounts under the  Ascendant  Agreement  by each party,  the Company has proposed an amendment that would  permit  Ascendant  to  temporarily  defer  certain  payments  to the
Company,  including  the payments  owed  related to the quarters  ended June 30,
2006,  September 30, 2006 and December 31, 2006.  There is no assurance  that an amendment will be effected on such terms or that any resolution of the foregoing matter will be reached.

      Based on the parties' discussions, the Company has charged off the revenue interest  receivable  of  $34,000,  which was accrued by the Company at June 30,
2006, for its portion of the 50% revenue interest for that quarter.  The Company has not recorded any revenue or  corresponding  receivable  for revenue  sharing payments  for the  quarters  ended  September  30, 2006 and  December  31, 2006.
According to the Agreement  with  Ascendant,  if Ascendant  acquires the revenue interest  from the  Company,  Ascendant  must pay the  Company  a return  on the capital that it invested.  Pursuant to the Agreement,  the required  return will not be  impacted  by any  payments  missed by  Ascendant  or written  off by the
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

EMPLOYEES

      As of  December  31,  2006,  the Company  had two  employees.  None of the
Company's  employees are represented by a union.  The Company  believes that its employee relations are good.

ITEM 1A. RISK FACTORS

      The  following  paragraphs  discuss  certain  factors  that may affect the
Company's business,  financial condition and operating results. For the purposes of the following  paragraphs,  unless the context otherwise requires,  the terms
"we", "us" and "our" refer to NCEH. You should consider  carefully the risks and uncertainties  described  below and the other  information  in this report.  The risks  set  forth  below  are not the only  ones we face.  Additional  risks and uncertainties that we are not aware of or that we currently deem immaterial also may become  important  or impair our  business.  If any of the  following  risks
actually  occur,  our  business,   financial  condition  and  results  could  be
materially  adversely  affected,  the  trading  price of our Common  Stock could decline and the likelihood of there being any potential  return to  stockholders would diminish.

OUR RESULTS OF OPERATIONS COULD BE HARMED AS A RESULT OF CERTAIN ISSUES RELATING
TO THE  SETTLEMENT  OF THE DAVIS  LITIGATON,  INCLUDING  IF WE DO NOT  COLLECT A
RECEIVABLE FROM OUR INSURANCE CARRIER WITH RESPECT TO DEFENSE COSTS.

      As discussed  in Item 3 "Legal  Proceedings",  on August 11,  2004,  Craig
Davis,  allegedly a stockholder of the Company,  filed a lawsuit in the Chancery
Court of New Castle County,  Delaware.  The lawsuit asserted direct claims,  and also derivative  claims on the Company's  behalf,  against five former and three current  directors of the  Company.  On April 13,  2006,  we  announced  that we reached an agreement with all of the parties to the lawsuit to settle all claims
relating   thereto.   On  July  25,  2006,  the  Settlement   became  final  and
non-appealable.

      In  connection  with the  resolution  of the Lawsuit,  the Company  ceased funding  of legal and  professional  fees of the  current  and  former  director defendants.  The  funding of legal and  professional  fees was made  pursuant to indemnification  arrangements  that were in place during the respective terms of each of the defendants.  We have met the $500,000 retention as stipulated in our
directors'  and  officers'   liability  insurance  policy.  The  directors'  and
officers'  liability  insurance  policy  carries  a  maximum  coverage  limit of
$5,000,000.  As of December 31,  2006,  we have  recorded a receivable  from the insurance  carrier of  approximately  $300,000  for  reimbursement  of legal and professional  fees  incurred  in  excess  of the  policy  retention,  net of the
$600,000 reimbursement from the insurance carrier as part of the Settlement.  We are currently  negotiating a settlement with the insurance  carrier with respect to remaining  reimbursement  amounts. We are vigorously pursuing  enforcement of our rights under the policy.  Nonpayment of the claim for reimbursement of legal and  professional  fees could have a material  adverse  effect on the results of operations  of the  Company.  The  Settlement  does not preclude us from seeking reimbursement of legal and  professional  fees up to the amount remaining within the policy limit.

      The  Settlement  provides that, if the Company has not acquired a business that generates  revenues by the date of March 1, 2007,  the plaintiff  maintains the right to pursue a claim to liquidate the Company.  This custodian  claim was one of several claims  asserted in the Lawsuit.  Even if such a claim is elected to be pursued,  there is no assurance that it will be  successful.  In addition, the  Company  believes  that it has  preserved  its  right  to  assert  that the
Ascendant investment meets the foregoing requirement to acquire a business.

THE SEC OR A COURT MAY TAKE THE  POSITION  THAT THE  COMPANY WAS  PREVIOUSLY  IN
VIOLATION OF THE INVESTMENT COMPANY ACT OF 1940.

      Among the claims filed by Mr.  Davis is a claim that the Company  operated as an illegal  investment  company in violation of the Investment Company Act of
1940 (the  "Investment  Company  Act").  Although we do not believe that we have violated the Investment Company Act in the past, or at present,  there can be no assurance that we have not, or are not, in violation of, the Investment  Company
Act.  In the  event  the  SEC or a  court  took  the  position  that  we were an investment  company,  our failure to register as an investment company would not only raise the  possibility  of an  enforcement or other legal action by the SEC and  potential  fines and  penalties,  but also could  threaten  the validity of corporate  actions and  contracts  entered  into by us during the period we were deemed to be an unregistered investment company, among other remedies.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

      As part of our  strategy  to  limit  operating  losses  and  enable  us to redeploy our assets and use our cash and short-term investment assets to enhance
stockholder   value,  we  are  pursuing  a  strategy  of  identifying   suitable
acquisition  candidates,  merger  partners or otherwise  developing new business operations.  We may  not be  successful  in  acquiring  such  a  business  or in operating any business that we acquire, merge with or develop.  Although we made an  investment  in  Ascendant,  we may  not be  successful  in  investing  in or acquiring other  businesses.  Failure to redeploy our assets  successfully  will prevent us from becoming  profitable.  Future cash  expenditures are expected to consist of funding  corporate  expenses,  the cost associated with maintaining a public  company and  expenses  incurred in pursuing and  operating  new business activities, during which time operating losses are likely to be generated.

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

THE SUCCESS OF THE INVESTMENT IN ASCENDANT WILL BE IMPACTED BY THE GROWTH OF ITS
ASSETS UNDER  MANAGEMENT  AND THE SUCCESS OF THE  PERFORMANCE  OF ITS UNDERLYING
FUNDS, EACH OF WHICH MAY BE IMPACTED BY THE SECURITIES MARKETS.

      The  operations of Ascendant  will be affected by many  economic  factors, including the performance of the securities markets.  Declines in the securities markets, in general, and the equity markets, in particular,  would likely reduce
Ascendant's  assets under  management and consequently  reduce our revenues.  In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could  result in investors  withdrawing  from the equity  markets or  decreasing their  rate of  investment,  either  of  which  would  likely  adversely  affect
Ascendant which, in turn, could impair our revenue  interest.  In addition,  our decision  not to  make  additional  installment  payments  under  the  Ascendant
Agreement, and thereby cease funding Ascendant,  could have a material impact on
Ascendant's  operations  if  Ascendant  is  unable  to  grow  its  assets  under management in order to sustain  itself and could cause  Ascendant to take one or more of several actions,  including to seek financial support from other sources and/or cease operations.

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

ANY TRANSFER RESTRICTIONS IMPLEMENTED BY THE COMPANY TO PRESERVE OUR NOL MAY NOT
BE EFFECTIVE OR MAY HAVE SOME UNINTENDED NEGATIVE EFFECTS.

      The board of  directors  previously  adopted  an  amendment  to our former
Shareholders  Rights Plan ("Rights  Plan") which  reduced the  triggering of the
Rights Plan from 15% of the Common Stock to 5% of the Common  Stock.  During the
year ended December 31, 2006,  the board of directors  replaced this Rights Plan with a new plan  with the same  lowered  5%  threshold.  This 5%  threshold  was adopted to help  preserve  our NOL and capital loss  carryforwards.  There is no guarantee  that the new Rights Plan will prevent a  stockholder  from  acquiring more than 5% of the Common Stock.

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

OUR COMMON STOCK IS ILLIQUID.

      Our Common Stock is currently  quoted on the OTC Bulletin Board ("OTCBB"), and has traded as low as $0.15 per share during 2006. Since our Common Stock was delisted  from a national  exchange  and is trading at a price  below  $5.00 per share,  it is subject to certain other rules of the  Securities  Exchange Act of
1934, as amended.  Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock".  "Penny stock" is defined as any non-NASDAQ  equity  security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a  disclosure  schedule  explaining  the penny stock  market and the risks  associated  with  that  market  before  entering  into  any  penny  stock transaction.  Disclosure is also required to be made about compensation  payable to  both  the  broker-dealer  and  the  registered  representative  and  current quotations  for the  securities.  The rules also impose  various sales  practice requirements  on  broker-dealers  who sell penny  stocks to  persons  other than established customers and accredited investors. For these types of transactions, the  broker-dealer  must  make  a  special  suitability  determination  for  the purchaser and must receive the  purchaser's  written  consent to the transaction prior  to  the  sale.  Finally,  monthly  statements  are  required  to be  sent disclosing recent price information for the penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting  transactions in our Common Stock.  This could severely limit the market  liquidity of our Common Stock and the ability of a  stockholder  to sell the Common Stock.

OUR SUCCESS IS DEPENDENT ON OUR KEY PERSONNEL WHOM WE MAY NOT BE ABLE TO RETAIN,
AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL QUALIFIED PERSONNEL TO MEET OUR
GROWING NEEDS.

      Our  performance  is  substantially  dependent  on the services and on the performance of our officers and directors.  Our performance  also depends on our ability to attract,  hire,  retain, and motivate our officers and key employees.
The loss of the services of any of the executive officers or other key employees could have a  material  adverse  effect on our  business,  prospects,  financial condition,  and  results of  operations.  We have not  entered  into  employment agreements  with any of our key personnel  and currently  have no "Key Man" life insurance  policies.  Our  future  success  may also  depend on our  ability  to identify,  attract,  hire,  train,  retain,  and motivate  other highly  skilled technical, managerial, marketing and customer service personnel. Competition for such  personnel are intense,  and there can be no assurance that we will be able to successfully attract,  assimilate or retain sufficiently qualified personnel.
The failure to attract and retain the necessary technical, managerial, marketing and  customer  service  personnel  could have a material  adverse  effect on our business.

THE ASSETS ON OUR BALANCE SHEET INCLUDE A REVENUE INTEREST IN ASCENDANT, AND ANY
IMPAIRMENT  OF THE  REVENUE  INTEREST  COULD  ADVERSELY  AFFECT  OUR  RESULTS OF
OPERATIONS AND FINANCIAL POSITION.

      As of December 31, 2006, our total assets were  approximately  $13,490,000 of which  approximately  $803,000 were intangible assets relating to the revenue interest in Ascendant.  We cannot be certain that we will ever realize the value of such  intangible  assets.  If we were to record an impairment  charge for the intangible asset, our results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable

ITEM 2. PROPERTIES

      In February 2004, the Company  leased  approximately  1,700 square feet of space at 10101 Reunion Place, Suite 970, San Antonio, Texas, which served as the corporate headquarters from April 2004 until September 2004. On October 8, 2004, the Company entered into a sublease agreement to sublet the office space located at 10101 Reunion Place,  Suite 970, San Antonio,  Texas.  Under the terms of the original lease, the Company was obligated to make monthly rental installments of approximately  $3,000 through January 31, 2007, the expiration of the lease. The
sublease   agreement   provides  for  the  subtenant  to  make  monthly   rental
installments  of  approximately  $2,500 per month through  January 31, 2007. The
Company's  corporate  headquarters are currently  located at 200 Crescent Court,
Suite 1400, Dallas, Texas 75201, which are also the offices of Newcastle Capital
Management,  L.P. ("NCM"). NCM is the general partner of Newcastle.  The Company occupies a portion of NCM's space on a month-to-month basis at $2,500 per month, pursuant to a services  agreement entered into between the parties on October 1,
2006.

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
Fund  distributed to  Stockholders  pursuant to the Settlement was $2,270,017 or
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
Company to the Settlement Fund. Therefore,  the Company has recognized a loss of
$600,000 related to the Lawsuit for the year ended December 31, 2006. As part of the Settlement,  the Company and the other  defendants in the Lawsuit agreed not to oppose the  request  for fees and  expenses  by counsel to the  plaintiff  of
$929,813.  Under  the  Settlement,  the  plaintiff,  the  Company  and the other defendants  (including  Mr.  Holmes) also agreed to certain  mutual  releases of claims arising out of transactions referenced in the Lawsuit.

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
limit of  $5,000,000.  As of December  31,  2006,  the  Company  has  recorded a
receivable   from  the   insurance   carrier  of   approximately   $300,000  for
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
its claims to be valid.  Nonpayment of the claim for  reimbursement of legal and professional  fees  could  have a  material  adverse  effect on the  results  of operations  of the Company.  The  Settlement  does not preclude the Company from seeking  reimbursement of legal and professional fees up to the amount remaining within the policy limit.

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

      During May 2006, the Company entered into an agreement to settle a dispute with a law firm that had  previously  been hired by the Company.  In  accordance with the terms of the  agreement,  the  Company  received  a refund of legal and professional  fees of $125,000  during May 2006. In connection with this matter, the  Company  reversed  accrued  legal and  professional  fees of  approximately
$38,000 during the quarter ended March 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth  quarter of fiscal 2006,  no matter was submitted by the
Company to a vote of its  stockholders  through the  solicitation  of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      The Company's Common Stock, par value $0.01 per share, is currently quoted on the OTCBB under the symbol "NCEH.OB". The table below sets forth the high and low bid prices for the Common Stock from  January 1, 2005  through  December 31,
2006.  These  price  quotations  reflect  inter-dealer  prices,  without  retail mark-up,  mark-down or  commission,  and may not  necessarily  represent  actual transactions:

                                          High         Low
                                        --------     --------
      Year Ended December 31, 2005:
        1st Quarter                     $   0.31     $   0.23
        2nd Quarter                     $   0.25     $   0.21
        3rd Quarter                     $   0.28     $   0.19
        4th Quarter                     $   0.31     $   0.18

      Year Ended December 31, 2006:
        1st Quarter                     $   0.23     $   0.15
        2nd Quarter                     $   0.25     $   0.19
        3rd Quarter                     $   0.26     $   0.18
        4th Quarter                     $   0.23     $   0.20

STOCKHOLDERS

      As of March 30,  2007,  there  were  53,883,872  shares  of  Common  Stock outstanding,  held by 502 holders of record as of December  31,  2006.  The last reported sales price of the Common Stock was $0.29 per share on March 30, 2007.

DIVIDEND POLICY

      The Company has never  declared or paid any cash  dividends  on its Common
Stock. Approximately $2,270,017 was distributed to certain stockholders pursuant to the Settlement in August 2006. On June 30, 2006, Newcastle elected to receive
Preferred  Dividends  in cash for the period from June 19, 2005 through June 30,
2006.  On July 3,  2006,  Newcastle  elected  to  convert  all of its  Series  A
Preferred Stock into 19,230,768  shares of Common Stock. The Company may not pay dividends on its Common Stock unless all declared and unpaid Preferred Dividends have been paid.  In  addition,  whenever  the Company  shall  declare or pay any dividend  on its  Common  Stock,  the  holders of Series A  Preferred  Stock are entitled to receive such Common Stock dividends on a ratably as-converted basis.

PERFORMANCE GRAPH

      The Company's  Common Stock has been traded publicly since August 5, 1996.
Prior to such date,  there was no established  market for the Common Stock.  Set forth  below is a line  graph  comparing  the  yearly  percentage  change in the cumulative total stockholder return on our Common Stock to the cumulative return of the  S&P 500  Stock  Index,  the  Russell  MicroCap  Index  and the S&P  Data
Processing and Outsourced  Services Index for the period  commencing on December
31, 2001 and ending  December  31, 2006 (the  "Measuring  Period").  The Company
selected the S&P Data  Processing  and  Outsourced  Services Index as a basis of comparison as it believes the issuers comprising this index are in the same line of business as Princeton eCom Corporation ("Princeton"), the investment in which the  Company  held an interest up until June 2004.  The graph  assumes  that the value of the investment in the Company's Common Stock and each index was $100 on
December 31, 2001.  The yearly change in cumulative  total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring
Period,  assuming  dividend  reinvestment,  and (ii) the  change in share  price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

                               [GRAPHIC OMITTED]

                                             Cumulative Total Return
                                 --------------------------------------------------
                                 12/01   12/02    12/03   12/04     12/05    12/06
                                 -----   -----    -----   -----     -----    -----
New Century Equity Holdings      100.00   52.00    64.00    60.00    42.50    51.09
S&P 500 Index                    100.00   77.90   100.24   111.15   116.61   135.03
S&P Data Processing &
Outsourced Services Index        100.00   71.08    83.19    87.71    92.54   102.12
Russell MicroCap Index           100.00   83.90   139.57   159.31   163.40   190.43

      The  Performance  Graph is based on historical data and is not necessarily indicative  of future  performance.  The  Performance  Graph is not deemed to be
"soliciting  material"  or to be  "filed"  with the SEC or  subject to the SEC's proxy rules or to the  liabilities  of Section 18 of the  Exchange  Act, and the
Performance  Graph shall not be deemed  incorporated by reference into any prior or  subsequent  filing by the Company under the  Securities  Act or the Exchange
Act,  except to the extent  that the  Company  specifically  incorporates  it by reference to such filing.

ITEM 6.  SELECTED FINANCIAL DATA

      The following  table  presents  selected  financial and other data for the
Company. The statement of operations data for the years ended December 31, 2006,
2005,  2004,  2003 and 2002 and the balance  sheet data as of December 31, 2006,
2005,  2004,  2003  and 2002  presented  below  are  derived  from  the  audited
Consolidated  Financial  Statements of the Company. The data presented below for the years ended  December 31, 2006,  2005 and 2004 should be read in conjunction with the Consolidated  Financial Statements and the notes thereto,  Management's
Discussion and Analysis of Financial Condition and Results of Operations and the
other financial information included in this report.

                                                                      Year Ended December 31,
                                                      ---------------------------------------------------------

(in thousands, except per share data)                   2006        2005        2004        2003       2002
                                                      ---------   ---------   ---------   ---------   ---------
Consolidated Statement of Operations Data:
Operating revenues ................................   $     69    $     33    $   --      $   --      $   --
Gross profit ......................................         69          33        --          --          --
Operating loss from continuing operations .........       (573)     (1,009)     (4,854)     (3,174)     (3,560)
Net loss from continuing operations ...............       (591)       (543)     (1,903)     (6,486)    (18,538)
Net loss from discontinued
     operations, net of income taxes ..............       --          --          --          --          (962)
Net (loss) income from disposal of
     discontinued operations, net of income
     taxes ........................................       --          --          --           (30)      2,254
Net loss ..........................................       (591)       (543)     (1,903)     (6,516)    (17,246)
Preferred stock dividend ..........................       (100)       (200)       (107)       --          --
Net loss applicable to common stockholders ........       (691)       (743)     (2,010)     (6,516)    (17,246)

Basic and diluted net loss per common share:
Net loss from continuing operations ...............   $   (.01)   $   (.02)   $   (.06)   $  (0.19)   $  (0.54)
Net loss from discontinued
     operations, net of income taxes ..............       --          --          --          --         (0.03)
Net income from disposal of
     discontinued operations, net of
     income taxes .................................       --          --          --          --          0.07
Net loss ..........................................   $   (.01)   $   (.02)   $   (.06)   $  (0.19)   $  (0.50)

Dividends per common share ........................   $   --      $   --      $   --      $   --      $   --

Weighted average common shares
     outstanding ..................................     44,268      34,653      34,653      34,379      34,217

                                                                            December 31,
                                                      ---------------------------------------------------------
(in thousands)                                          2006        2005        2004        2003       2002
                                                      ---------   ---------   ---------   ---------   ---------
Consolidated Balance Sheet Data:
Working capital ...................................   $ 12,513    $ 13,554    $ 14,428    $  4,357    $  8,454
Total assets ......................................     13,490      14,578      15,095      13,036      20,124
Long-term obligations and redeemable
     preferred stock ..............................       --             2           2        --          --
Additional paid-in capital ........................     75,340      75,450      75,428      70,476      70,346
Accumulated deficit ...............................   $(62,563)   $(61,872)   $(61,107)   $(59,097)   $(52,581)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

      The following  discussion  should be read in conjunction with the Business section discussion,  the Consolidated Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report.

CONTINUING OPERATIONS

OPERATING REVENUES

      On October 5, 2005,  the Company  entered into the Ascendant  Agreement to acquire an interest in the  revenues  generated  by  Ascendant.  Pursuant to the
Ascendant  Agreement,  the  Company is entitled  to a 50%  interest,  subject to certain  adjustments,  in the revenues of Ascendant,  which interest declines if the  assets  under  management  of  Ascendant  reach  certain  levels.  Revenues generated by Ascendant  include  revenues  from assets under  management  or any other sources or investments,  net of any agreed  commissions.  The Company also agreed to provide various marketing services to Ascendant.  Steven J. Pully, CEO of the Company, was appointed to the Investment Advisory Committee of Ascendant.
The total potential purchase price under the terms of the Ascendant Agreement is
$1,550,000,   payable  in  four  equal  installments  of  $387,500.   The  first
installment  was paid at the  closing  and the  second  installment  was paid on
January 5, 2006. Subject to the provisions of the Ascendant Agreement, including
Ascendant's compliance with the terms thereof, the third installment was payable on April 5, 2006 and the fourth  installment  was payable on July 5, 2006. As of
April 5, 2006, the Company elected not to make the April installment payment and subsequently determined not make any additional installment payments.

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

      Ascendant had assets under  management of  approximately  $27,100,000  and
$17,800,000 as of December 31, 2006 and December 31, 2005,  respectively.  Under
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
Agreement,  including with respect to payment  obligations.  Ascendant failed to make the required revenue sharing payments for the quarters ended June 30, 2006,
September  30, 2006 and December 31, 2006,  in a timely  manner and did not cure such  failure  within  the 45 day  period.  Under  the  terms  of the  Ascendant
Agreement,  upon notice of an uncured material breach,  Ascendant is required to fully refund all amounts paid by the Company, and the Company's revenue interest remains outstanding.

      As part of the parties' discussions regarding non-payment of amounts under the  Ascendant  Agreement  by each party,  the Company has proposed an amendment that would  permit  Ascendant  to  temporarily  defer  certain  payments  to the
Company,  including  the payments  owed  related to the quarters  ended June 30,
2006,  September 30, 2006 and December 31, 2006.  There is no assurance  that an amendment will be effected on such terms or that any resolution of the foregoing matter will be reached.

      Based on the parties' discussions, the Company has charged off the revenue interest  receivable  of  $34,000,  which was accrued by the Company at June 30,
2006 for its portion of the 50% revenue  interest for that quarter.  The Company has not recorded any revenue or  corresponding  receivable for a revenue sharing payment for the  quarters  ended  September  30,  2006 and  December  31,  2006.
According to the Agreement  with  Ascendant,  if Ascendant  acquires the revenue interest  from the  Company,  Ascendant  must pay the  Company  a return  on the capital that it invested.  Pursuant to the Agreement,  the required  return will not be  impacted  by any  payments  missed by  Ascendant  or written  off by the
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

GENERAL AND ADMINISTRATIVE EXPENSES

      General and  administrative  ("G&A")  expenses are  comprised of all costs incurred in direct support of the business operations of the Company. During the year ended  December  31,  2006,  G&A  expenses  totaled  $642,000,  compared to
$1,035,000  during the year ended  December 31, 2005 and  $4,826,000  during the year ended December 31, 2004. The major  components of G&A expenses for the year ended December 31, 2006 are as follows:  officers and directors compensation and benefits of approximately $241,000; audit and tax fees of approximately $95,000;
directors and officers insurance coverage of approximately  $76,000;  legal fees and other  public  company  costs of  approximately  $88,000;  and legal fees of approximately  $183,000  which  relate to the  derivative  action filed by Craig
Davis (see "Part I - Item 3. Legal  Proceedings").  These  costs were  partially offset by a refund of legal and  professional  fees of $125,000  received during
May 2006 in connection with the settlement of a dispute with a law firm that had been previously hired by the Company.

      The decrease in G&A for the year ended December 31, 2005, when compared to the year ended December 31, 2004, is the result of the decrease in the number of salaried  employees  from five to one and a  significant  reduction in executive compensation  and benefits.  G&A expenses for the year ended  December 31, 2004, included a total of  approximately  $2,600,000  of  severance  paid to Parris H.
Holmes,  Jr. and David P. Tusa, the Company's former Chief Executive Officer and
Chief  Financial  Officer,  respectively.  G&A expenses  for 2004 also  included
approximately   $700,000  for  legal  and   professional   expenses,   of  which
approximately  $240,000 relates to the Complaint filed by Craig Davis (see "Part
I - Item 3. Legal Proceedings") and approximately $500,000 relates to completing the proposed  proxy  statement  seeking  stockholder  approval to liquidate  the
Company  (which  was   subsequently   withdrawn)  and  completing  the  sale  of
approximately  4,807,692  newly issued shares of the Series A Preferred Stock to
Newcastle on June 18, 2004.  The Company  also  decreased  its rent expense as a result of the sublease  entered into on October 8, 2004 to sublet the  Company's office space located at 10101 Reunion Place, Suite 970, San Antonio, Texas.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  expense is incurred with respect to certain assets,  including computer  hardware,  software,  office equipment,  furniture, goodwill  and other  intangibles.  During  the year  ended  December  31,  2006, depreciation and amortization  expense totaled $0, compared to $7,000 during the year ended  December  31, 2005 and $28,000  during the year ended  December  31,
2004.  The  decrease in  depreciation  and  amortization  from prior  periods is principally  the result of fixed asset  sales.  The Company  made no fixed asset purchases during the year ended December 31, 2006.

INTEREST INCOME

      Interest income totaled  $582,000 during the year ended December 31, 2006, compared to $423,000 and $121,000  during the years ended  December 31, 2005 and
2004, respectively.  The increase in interest income for the year ended December
31, 2006, as compared to the year ended December 31, 2005, was  attributable  to increased yields available for short-term investments.  The increase in interest income for the year ended  December  31,  2005,  as  compared  to the year ended
December  31, 2004,  was  attributable  to higher cash  balances  available  for short-term  investment as the Company's  cash  resources  were  increased by the
Newcastle  Transaction  and the  sale  of  Princeton  (see  Notes 1 and 4 of the accompanying Consolidated Financial Statements).

EQUITY IN NET LOSS OF AFFILIATES

      Equity in net loss of affiliates totaled $0 during the year ended December
31, 2006, compared to $0 and $2,985,000 during the years ended December 31, 2005 and 2004,  respectively.  In June 2004,  the Company sold all of its holdings in
Princeton, which offers electronic bill presentment and payment services via the
Internet and telephone.

GAIN ON SALE OF EQUITY AFFILIATE

      The sale of Princeton  for  $10,000,000  in June 2004  generated a capital loss for federal  income tax purposes of  approximately  $67,000,000  and a book gain of approximately $5,817,000 during the year ended December 31, 2004.

DERIVATIVE SETTLEMENT COSTS

      On April 13, 2006, the Company announced that it reached an agreement with all of the parties to the  Lawsuit to settle all claims  relating  thereto.  The total Settlement  proceeds of $3,200,000 were funded by the Company's  insurance carrier and by Parris H. Holmes,  Jr.,  the  Company's  former  Chief  Executive
Officer,  who  contributed  $150,000.  Also  included  in the  total  Settlement proceeds is $600,000 of reimbursement  for legal and  professional  fees paid to the Company by its insurance carrier and subsequently contributed by the Company to the  Settlement  Fund.  The  Company  has  recognized  a net loss of $600,000 related to the Lawsuit for the year ended December 31, 2006.

INCOME TAXES

      As a result of the operating losses incurred in recent years, no provision or benefit for income taxes was recorded for the years ended  December 31, 2006,
2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance  decreased to $12,319,000 at December 31, 2006, from  $12,487,000  at December 31, 2005.  The  decrease is  attributable  to the following:  G&A  expenses  incurred  during the year ended  December  31,  2006;
funding of legal and  professional  fees related to the Lawsuit,  including  the
$600,000 of reimbursement for legal and professional fees paid to the Company by its insurance  carrier which was subsequently  contributed by the Company to the
Settlement  Fund;  the  settlement  of a dispute with a former  employee  over a severance  agreement;  the second installment paid under the Ascendant Agreement and a cash dividend paid on the Series A Preferred  Stock;  partially  offset by interest  income,  revenues  from  Ascendant  and  settlement  proceeds from the resolution  of a dispute with a law firm that had  previously  been hired by the
Company.  There were no capital  expenditures  during  the twelve  months  ended
December 31, 2006.

      In connection  with the resolution of the Lawsuit,  the Company has ceased
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
limit of  $5,000,000.  As of December  31,  2006,  the  Company  has  recorded a
receivable   from  the   insurance   carrier  of   approximately   $300,000  for
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
its claims to be valid.  The  Settlement  does not  preclude  the  Company  from seeking  reimbursement of legal and professional fees up to the amount remaining within the policy limit.

      During the next 12 months,  the Company's  operating cash requirements are expected  to  consist  principally  of  funding  corporate  expenses,  the costs associated with  maintaining a public company and expenses  incurred in pursuing the Company's  business plan.  Additionally,  the total potential purchase price under the terms of the Ascendant Agreement was $1,550,000, payable in four equal installments of $387,500.  Subject to the provisions of the Ascendant Agreement, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006. On April 5, 2006,  the Company  elected not to make the  April  installment  payment  and  subsequently  determined  not to make the installment  payment  due July 5, 2006.  Subject  to the terms of the  Ascendant
Agreement,  if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the
Company's  revenue interest at a price which would yield a 10% annualized return to the Company.  The Company has been  notified by Ascendant  that  Ascendant is exercising  this  right as a result of the  Company's  election  not to make its third and fourth installment  payments.  The Company believes that Ascendant has not  satisfied the requisite  conditions  to  repurchase  the Company's  revenue interest,  including as a result of Ascendant's failure to make required revenue sharing  payments for the quarters  ended June 30, 2006,  September 30, 2006 and
December 31, 2006, and at this time the Company  believes it is not obligated to make the third and fourth  installment  payments  to  Ascendant.  As part of the parties'  discussions  regarding  non-payment  of  amounts  under the  Ascendant
Agreement by each party, the Company has proposed an amendment that would permit
Ascendant to temporarily  defer certain  payments to the Company,  including the payments owed in respect of the quarters ended June 30, 2006, September 30, 2006 and December 31, 2007.  There is no assurance that an amendment will be effected on such terms or that any  resolution of the  foregoing  matter will be reached.
The Company  expects to incur  additional  operating  losses through fiscal 2007 which  will  continue  to  have a  negative  impact  on  liquidity  and  capital resources.

LEASE GUARANTEES

      In October 2000, the Company completed the Platinum Transaction. Under the terms of the  Platinum  Transaction,  all leases and  corresponding  obligations associated with the Transaction Processing and Software Business were assumed by
Platinum.  Prior  to  the  Platinum  Transaction,  the  Company  guaranteed  two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio,  Texas, and expired in 2006. The second lease is related to office space located in Austin, Texas, and expires in
2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted rent payments total approximately  $4,255,000 at December 31, 2006.
In conjunction with the Platinum  Transaction,  Platinum agreed to indemnify the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
The Company does not believe it is probable  that it will be required to perform under the  remaining  lease  guarantee  and,  therefore,  no liability  has been accrued in the Company's financial statements.

OFF-BALANCE-SHEET ARRANGEMENTS

      The Company  guaranteed two operating  leases for office space for certain of  its  wholly-owned  subsidiaries  prior  to  the  Platinum  Transaction  (see
Liquidity and Capital Resources-Lease  Guarantees above). One such lease expired in 2006.

CONTRACTUAL OBLIGATIONS

      The Company's contractual obligations are as follows (in thousands):

                                                     Payments Due by Period
                                         ---------------------------------------------
                                                 Less than    1-3     3-5    More than
    Contractual Obligations               Total    1 Year    Years   Years    5 Years
-------------------------------------    ------    ------    -----   -----    -------

Long-term debt obligations ............     $--     $--     $--      $--        $--
Capital lease obligations .............      --      --      --       --         --
Operating lease obligations ...........      6       6       --       --         --
Purchase obligations ..................      --      --      --       --         --
Other long-term liabilities
 reflected on balance sheet
 under GAAP ...........................      --      --      --       --         --
                                           ----    ----     ----     ----       ----
Total .................................     $6      $6      $--      $--        $--
                                           ====    ====     ====     ====       ====

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

NEW ACCOUNTING STANDARDS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN
48,  "Accounting  for  Uncertainty in Income  Taxes--an  interpretation  of FASB
Statement No. 109," which seeks to reduce the  diversity in practice  associated with the accounting and reporting for uncertainty in income tax positions.  This
Interpretation  prescribes a  comprehensive  model for the  financial  statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return.

      FIN 48 presents a two-step  process for  evaluating  a tax  position.  The first  step  is to  determine  whether  it is  more-likely-than-not  that  a tax position will be sustained upon  examination,  based on the technical  merits of the position.  The second step is to measure the benefit to be recorded from tax
positions  that  meet  the   more-likely-than-not   recognition  threshold,   by
determining  the largest  amount of tax benefit  that is greater than 50 percent likely of being realized upon ultimate  settlement,  and recognizing that amount in the  financial  statements.  FIN 48 is effective  for fiscal years  beginning after  December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material  impact on its  consolidated  results of  operations,  financial position, and cash flows.

      In September 2006, the SEC issued Staff  Accounting  Bulletin  ("SAB") No.
108,  "Considering  the  Effects of Prior Year  Misstatements  when  Quantifying
Misstatements in Current Year Financial  Statements".  SAB No. 108 was issued in order to eliminate the diversity in practice  surrounding  how public  companies
quantify  financial   statement   misstatements.   SAB  No.  108  requires  that
registrants  quantify errors using both a balance sheet (iron curtain)  approach and an income  statement  (rollover)  approach and then evaluate  whether either approach results in a misstated amount that, when all relevant  quantitative and qualitative  factors are considered,  is material.  SAB No. 108 is effective for fiscal years ending after  November 15, 2006.  The Company  adopted the bulletin during 2006. See Note 15 of the accompanying Consolidated Financial Statements.

      FASB Statement of Financial  Accounting  Standards  ("SFAS") No. 157, Fair
Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in  some  instances,  expands  on  the  guidance  for  implementing  fair  value measurements,  and  increases  the level of  disclosure  required for fair value measurements.  Although  SFAS No. 157  applies to and amends the  provisions  of existing FASB and AICPA pronouncements,  it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other  accounting  pronouncements  requiring or  permitting  fair value  measurements,  except  for:  SFAS No. 123 (R),  share-based  payment  and
related   pronouncements,   the   practicability   exceptions   to  fair   value
determinations allowed by various other authoritative pronouncements,  and AICPA
Statements  of  Position   97-2  and  98-9  that  deal  with  software   revenue
recognition.  This  statement is effective for financial  statements  issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated  results of operations,  financial position, and cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate risk through its portfolio of cash equivalents and short-term investments. The Company does not believe that it has significant  exposure to market risks associated with changing interest rates as of December 31, 2006,  because the  Company's  intention is to maintain a liquid portfolio.  The Company has not used  derivative  financial  instruments  in its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  Consolidated  Financial  Statements  of the  Company  and the related reports of the Company's independent  registered public accounting firm thereon, are included in this report at the page indicated.

                                                                        Page
                                                                        ----

Consolidated Statements of Operations for the Years Ended
  December 31, 2006, 2005 and 2004.......................................26
Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 2006, 2005 and 2004...................................... 27
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2006, 2005 and 2004......................................28
Notes to Consolidated Financial Statements.............................. 29

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

      The  consolidated  financial  statements  as of and  for the  years  ended
December 31, 2006 and 2005,  were audited by Burton  McCumber & Cortez,  L.L.P.,
independent  public   accountants,   who  have  also  issued  a  report  on  the
consolidated financial statements.

/s/ STEVEN J. PULLY
--------------------------
Steven J. Pully
   CHIEF EXECUTIVE OFFICER

/s/ JOHN P. MURRAY
--------------------------
John P. Murray
  CHIEF FINANCIAL OFFICER

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Century Equity Holdings Corp.

We have  audited the  accompanying  consolidated  balance  sheets of New Century
Equity Holdings Corp. (a Delaware  corporation)  and Subsidiaries as of December
31,  2006 and 2005,  and the  related  consolidated  statements  of  operations, stockholders'  equity and cash flows for the years ended December 31, 2006, 2005 and 2004.  These financial  statements are the  responsibility  of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the consolidated  financial  position of New
Century Equity Holdings Corp. and Subsidiaries as of December 31, 2006 and 2005,
and the  consolidated  results of their operations and their  consolidated  cash flows for the years ended  December 31, 2006,  2005 and 2004 in conformity  with accounting principles generally accepted in the United States of America.

                                       /s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
March 7, 2007

                         NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share data)

                                                                             December 31,
                                                                         2006           2005
                                                                     -----------    -----------

                                               ASSETS

Current assets:
  Cash and cash equivalents ......................................   $    12,319    $    12,487
  Accounts receivable ............................................          --               33
  Insurance receivable and other assets ..........................           368          1,637
                                                                     -----------    -----------

    Total current assets .........................................        12,687         14,157

Other non-current assets .........................................          --                6
Revenue interest .................................................           803            415
                                                                     -----------    -----------

     Total assets ................................................   $    13,490    $    14,578
                                                                     ===========    ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................   $        13    $        53
  Accrued liabilities ............................................           161            550
                                                                     -----------    -----------

    Total current liabilities ....................................           174            603
Other non-current liabilities ....................................          --                2
                                                                     -----------    -----------

       Total liabilities .........................................           174            605
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value,  10,000,000 shares authorized;
    4,807,692 Shares designated as Series A convertible preferred
    stock issued and outstanding in 2005 .........................          --               48
  Common stock, $0.01 par value, 75,000,000 shares authorized;
    53,883,872 and 34,653,104 shares issued and outstanding ......           539            347
  Additional paid-in capital .....................................        75,340         75,428
  Accumulated deficit ............................................       (62,563)       (61,850)
    Total stockholders' equity ...................................        13,316         13,973
                                                                     -----------    -----------

         Total liabilities and stockholders' equity ..............   $    13,490    $    14,578
                                                                     ===========    ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                         NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share data)

                                                                    Year Ended December 31,
                                                               2006          2005          2004
                                                             ---------     --------     ---------

Operating revenues ........................................  $     69      $     33           $-

Operating expenses:
  General and administrative expenses .....................       642         1,035        4,826
  Depreciation and amortization expense ...................      --               7           28
                                                             --------      --------     --------

Operating loss ............................................      (573)       (1,009)      (4,854)

Other income (expense):
 Derivative settlement costs ..............................      (600)         --           --
 Interest income ..........................................       582           423          121
 Equity in net loss of affiliates .........................      --            --         (2,985)
 Gain on sale of equity affiliate .........................      --
                                                                               --          5,817
 Other, net ...............................................      --              43           (2)
                                                             --------      --------     --------

Total other income (expense), net .........................       (18)          466        2,951
                                                             --------      --------     --------

Net loss ..................................................      (591)         (543)      (1,903)

Preferred stock dividend ..................................      (100)         (200)        (107)

Net loss applicable to common stockholders ................  $   (691)     $   (743)    $ (2,010)
                                                             ========      ========     ========

Basic and diluted net (loss) income per common share:
 Net loss .................................................  $   (.02)     $   (.02)    $   (.06)
                                                             ========      ========     ========

Weighted average common shares outstanding ................    44,268        34,653       34,653
                                                             ========      ========     ========

      The accompanying notes are an integral part of these consolidated financial statements.

                                         NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        for the Years Ended December 31, 2006, 2005 and 2004
                                                           (In thousands)

                                                                                                                Accumulated
                                                               Additional                                          Other
                                               Common Stock      Paid-in   Accumulated      Preferred Stock    Comprehensive
                                             Shares   Amount     Capital     Deficit       Shares      Amount      Income     Total
                                             ------   ------     -------     -------       ------      ------      ------     ------

Balances at December 31, 2003 ...........  34,653        347     70,476     (59,097)       --          --          --        11,726
  Issuance of preferred stock ...........    --         --        4,952        --         4,808          48        --         5,000
  Comprehensive income (loss):
      Unrealized gain on investment .....    --         --         --          --          --          --            49          49
      Net loss applicable to common
       stockholders .....................    --         --         --        (2,010)       --          --          --        (2,010)
  Comprehensive loss ....................    --         --         --        (2,010)       --          --            49      (1,961)
                                           ------   --------     ------     -------       -----       ----       ----      ---------

Balances at December 31, 2004 ...........  34,653        347     75,428     (61,107)      4,808          48          49      14,765
  Comprehensive income (loss):
      Reclassification of unrealized
        gain on investment ..............    --         --         --          --          --          --           (49)        (49)
      Net loss applicable to common
       stockholders .....................    --         --         --          (743)       --          --          --          (743)
  Comprehensive loss ....................    --         --         --          (743)       --          --           (49)       (792)
                                           ------   --------     ------     -------       -----       ----       ----      ---------

Balances at December 31, 2005 ...........  34,653        347     75,428     (61,850)      4,808          48        --        13,973
                                           ------   --------     ------     -------       -----       ----       ----      ---------

SAB 108 cumulative effect adjustment
 (note 15) ..............................    --         --           22         (22)       --          --          --          --
                                           ------   --------     ------     -------       -----       ----       ----      ---------

Balance January 1, 2006, as adjusted ....  34,653        347     75,450     (61,872)      4,808          48        --          --
                                           ------   --------     ------     -------       -----       ----       ----      ---------

Fair market value of services ...........    --         --           17        --          --          --          --            17
Share based payment expense .............    --         --           17        --          --          --          --            17
Comprehensive income (loss):
     Conversion of preferred stock ......  19,231        192       (144)       --        (4,808)        (48)       --          --
      Net loss applicable to common
       stockholders .....................    --         --         --          (691)       --          --          --          (691)
 Comprehensive loss .....................    --         --         --          (691)       --          --          --          (691)
                                           ------   --------     ------     -------       -----       ----       ----      ---------
Balances at December 31, 2006 ...........  53,884   $    539   $ 75,340    $(62,563)       --          --        $ --      $ 13,316
                                           ======   ========     ======    ========       =====       ====       ====      ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                    NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)

                                                                                      Year Ended December 31,
                                                                                2006             2005              2004
                                                                              ---------        ---------        ---------

Cash flows from operating activities:
  Net loss ................................................................   $   (591)        $   (543)        $ (1,903)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
   Depreciation and amortization expense ..................................       --                  7               27
   Equity in net loss of and impairment of investments in affiliates ......       --               --              2,985
   Gain on sale of equity affiliate .......................................       --               --             (5,817)
   Loss on sale of treasury bill ..........................................       --                 14             --
   Gain on sale of Sharps Compliance Corp. common stock ...................       --                (57)            --
   Share based payment expense ............................................         17             --               --
   Charge off of revenue interest receivable ..............................         34             --               --
   Fair market value of services ..........................................         17
   Loss on disposition of fixed assets ....................................       --               --                 30
   Accretion of discount on securities ....................................       --               (185)             (36)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ............................         (1)             (33)              28
    (Increase) decrease in insurance receivable and other assets ..........      1,275           (1,492)             171
    Increase (decrease) in accounts payable ...............................        (40)               8              (13)
    Increase (decrease) in accrued liabilities ............................       (284)             267             (687)
                                                                              --------         --------         --------

Net cash provided by (used in) operating activities .......................        427           (2,014)          (5,215)

Cash flows from investing activities:
  Purchases of property and equipment .....................................       --               --                 (3)
  Proceeds from sale of short-term investments ............................       --             27,186             --
  Purchase of short-term investments ......................................       --            (13,786)         (12,858)
  Purchase of revenue interest ............................................       (388)            (415)
  Proceeds from sale of equity affiliate (all holdings in Princeton) ......       --               --             10,000
  Proceeds from sale of equity affiliate (all holdings in Princeton)
  allocated to former chief executive officer .............................       --               --               (600)
  Other investing activities ..............................................       --               --                 62
                                                                              --------         --------         --------

Net cash provided by (used in) investing activities .......................       (388)          12,985           (3,399)

Cash flows from financing activities:
  Cash dividends paid on preferred stock ..................................       (207)            (200)            --
  Proceeds from sale of preferred stock ...................................       --               --              5,000
                                                                              --------         --------         --------

Net cash used in financing activities .....................................       (207)            (200)           5,000
                                                                              --------         --------         --------

Net increase (decrease) in cash and cash equivalents ......................       (168)          10,771           (3,614)
Cash and cash equivalents, beginning of period ............................     12,487            1,716            5,330
                                                                              --------         --------         --------

Cash and cash equivalents, end of period ..................................   $ 12,319         $ 12,487         $  1,716
                                                                              ========         ========         ========

Supplemental disclosure of non-cash transactions:
 Increase in fair market value of investments .............................   $   --           $   --           $     49
 Preferred stock dividend .................................................   $    107         $   --           $    107

                  The accompanying notes are an integral part of these consolidated financial statements.

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

NOTE 1.  BUSINESS ACTIVITY

      New Century Equity Holdings Corp. is a company in transition.  The Company is currently seeking to redeploy its assets to enhance  stockholder value and is actively  seeking,  analyzing and evaluating  potential  acquisition  and merger candidates.  On  October  5,  2005,  the  Company  made  an  investment  in  ACP
Investments L.P. (d/b/a Ascendant Capital Partners) ("Ascendant").  Ascendant is
a Berwyn,  Pennsylvania  based alternative asset management  company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.

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

      In early  2004,  the  Company  announced  that it would  seek  stockholder approval to liquidate  the Company.  In June of 2004,  the board of directors of the Company  determined  that it would be in the best interest of the Company to accept an investment from Newcastle Partners, L.P. ("Newcastle"),  an investment fund with a long track record of investing in public and private  companies.  On
June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4%
Convertible  Preferred  Stock (the "Series A Preferred  Stock") to Newcastle for
$5,000,000  (the  "Newcastle  Transaction").  The Series A  Preferred  Stock was
convertible into approximately  thirty-five  percent of the Common Stock, at any time after the  expiration  of twelve  months from the date of its issuance at a conversion  price of $0.26 per share of Common Stock,  subject to adjustment for dilution.  The holders of the Series A Preferred  Stock were  entitled to a four
percent  annual  cash  dividend  (the  "Preferred  Dividends").   Following  the
investment by Newcastle,  the  management  team resigned and new  executives and board members were appointed.  On July 3, 2006, Newcastle converted its Series A
Preferred Stock into 19,230,768 shares of Common Stock.

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
Settlement, and on July 25, 2006, the Settlement became final and non-appealable
(See Note 6).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company is deemed to have control for accounting  purposes.  The Company's investment in
Princeton was accounted for using the equity method of accounting. The Company's investment in Sharps was accounted for in accordance with Statement of Financial
Accountings   Standards  No.  115  (SFAS  No.  115),   "Accounting  for  Certain
Investments  in  Debt  and  Equity  Securities".  All  significant  intercompany accounts and transactions have been eliminated in consolidation.

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

REVENUE INTEREST

      The Company has determined  that the revenue  interest that it acquired in
2005 meets the indefinite life criteria outlined in SFAS No. 142,  "Goodwill and
Other  Intangible  Assets"  ("SFAS  142").  Accordingly,  the  Company  does not amortize this  intangible  asset,  but instead  reviews this asset quarterly for impairment.  Each  reporting  period,  the Company  assesses  whether  events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the  indefinite  life  criteria are no longer met, the Company assesses  whether the carrying value of the asset exceeds its fair value, and an impairment loss is recorded in an amount equal to any such excess.

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

NET LOSS PER COMMON SHARE

      SFAS No. 128,  "Earnings Per Share",  establishes  standards for computing and presenting earnings per share ("EPS") for entities with publicly-held common stock or potential  common stock.  As the Company had a net loss from continuing operations  for the years ended  December 31, 2006,  2005 and 2004,  diluted EPS
equals  basic  EPS,  as  potentially   dilutive  common  stock  equivalents  are
anti-dilutive in loss periods.

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

      The fair value of the stock option  grants  included in the  Company's net loss totaled  approximately  $17,000 for the year ended  December 31, 2006.  The expense relates to the unvested portion of previously granted awards that remain outstanding at the date of adoption.

      Previously,   the  Company  had  applied  the   provisions  of  Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related  interpretations and elected to utilize the disclosure option of
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" (SFAS 123).

      For the year ended  December 31, 2005 and December 31, 2004, the following table  illustrates  the  effect  on net loss and net loss per  common  share had compensation expense for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No.
123 and SFAS No. 148, "Accounting for Stock-Based  Compensation - Transition and
Disclosure". For purposes of the pro forma disclosures, the estimated fair value of options is  amortized  to pro forma  compensation  expense  over the options'
vesting periods.

                                                                       Year Ended December 31,
(in thousands, except per share data)                                    2005          2004
                                                                       ---------     --------
Net loss, as reported ..............................................   $  (743)      $(1,903)
Less:  Total stock based employee compensation expense
  determined under the fair value based method for all awards,
  net of related tax effects .......................................       (32)         (100)
                                                                       -------       -------
Net loss, pro forma ................................................   $  (775)      $(2,003)
                                                                       =======       =======

Basic and diluted net loss per common share:
  Net loss, as reported ............................................   $ (0.02)      $ (0.06)
                                                                       =======       =======
  Net loss, pro forma ..............................................   $ (0.02)      $ (0.06)
                                                                       =======       =======

      The fair value for these  options was  estimated at the  respective  grant dates using the Black-Scholes  option-pricing  model with the following weighted average assumptions:  expected volatility of 99.2% and 99.2% for the years ended
December 31, 2005 and 2004,  respectively;  no dividend yield;  expected life of
2.5 years and risk-free interest rates of 4.75% for the years ended December 31,
2005 and 2004, respectively.

NOTE 3. REVENUE INTEREST

      On October 5, 2005, the Company entered into the Ascendant  Agreement (the
"Agreement")  to acquire an interest in the  revenues  generated  by  Ascendant.
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
Steven J. Pully,  CEO of the Company,  was appointed to the Investment  Advisory
Committee of Ascendant.  The total  potential  purchase price under the terms of the Ascendant  Agreement was $1,550,000,  payable in four equal  installments of
$387,500.  The  first  installment  was  paid  at the  closing  and  the  second installment  was paid on  January  5, 2006.  Subject  to the  provisions  of the
Ascendant Agreement,  including  Ascendant's  compliance with the terms thereof, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006. On April 5, 2006,  the Company  elected not to make the  April  installment  payment  and  subsequently  determined  to not make the installment payment due July 5, 2006.

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
conditions to repurchase the Company's revenue  interest,  including as a result of  Ascendant's  failure  to make  required  revenue  sharing  payments  for the quarters  ended June 30, 2006,  September 30, 2006 and December 31, 2006, and at
this time the Company  believes it is not obligated to make the third and fourth installment payments to Ascendant.

      Ascendant had assets under  management of  approximately  $27,100,000  and
$17,800,000 as of December 31, 2006 and December 31, 2005,  respectively.  Under
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
Agreement,  including with respect to payment  obligations.  Ascendant failed to make the required revenue sharing payments for the quarters ended June 30, 2006,
September  30, 2006 and  December  31, 2006 in a timely  manner and did not cure such  failure  within  the 45 day  period.  Under  the  terms  of the  Ascendant
Agreement,  upon notice of an uncured material breach,  Ascendant is required to fully refund all amounts paid by the Company, and the Company's revenue interest remains outstanding.

      As part of the parties' discussions regarding non-payment of amounts under the  Ascendant  Agreement  by each party,  the Company has proposed an amendment that would  permit  Ascendant  to  temporarily  defer  certain  payments  to the
Company,  including  the payments  related to the quarters  ended June 30, 2006,
September  30,  2006  and  December  31,  2006.  There is no  assurance  that an amendment will be effected on such terms or that any resolution of the foregoing matter will be reached.

      Based on the parties' discussions, the Company has charged off the revenue interest  receivable  of  $34,000,  which was accrued by the Company at June 30,
2006 for its portion of the 50% revenue  interest for that quarter.  The Company has not recorded any revenue or  corresponding  receivable for a revenue sharing payment for the  quarters  ended  September  30,  2006 and  December  31,  2006.
According to the Agreement  with  Ascendant,  if Ascendant  acquires the revenue interest  from the  Company,  Ascendant  must pay the  Company  a return  on the capital that it invested.  Pursuant to the Agreement,  the required  return will not be  impacted  by any  payments  missed by  Ascendant  or written  off by the
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
Princeton was  previously a privately  held company  located in  Princeton,  New
Jersey,  that specialized in electronic bill  presentment and payment  solutions utilizing  the  Internet and  telephone.  Beginning in 1998 and through 2003 the
Company  invested a total of  approximately  $77,300,000  in Princeton.  In June
2004, the Company sold all its interest in Princeton for  $10,000,000.  The sale generated  a capital  loss for  federal  income tax  purposes  of  approximately
$67,000,000 and a book gain of approximately $5,800,000.

SHARPS

      In October 2001, the Company participated in a private placement financing with publicly traded Sharps.  Sharps,  a Houston,  Texas-based  company provides medical-related  waste  services  to the  healthcare,  retail,  residential  and hospitality  markets.  The Company  purchased  700,000  shares of Sharps' common stock for $770,000. In January 2003, the Company purchased an additional 200,000 shares of Sharps' common stock for $200,000.

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

NOTE 5.  ACCRUED LIABILITIES

      Accrued liabilities are comprised of the following:
                                                            December 31,
      (in thousands)                                     2006          2005
                                                        ------        ------
      Accrued public company cost ..................     $108          $129
      Accrued preferred stock dividend .............      --            107

      Accrued legal ................................       13           223
      Accrued settlement ...........................      --             85
      Other ........................................       40             6
                                                         ----          ----

        Total accrued liabilities ..................     $161          $550
                                                         ====          ====

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

      During May 2006, the Company entered into an agreement to settle a dispute with a law firm that had  previously  been hired by the Company.  In  accordance with the terms of the  agreement,  the  Company  received  a refund of legal and professional  fees of $125,000  during May 2006. In connection with this matter, the  Company  reversed  accrued  legal and  professional  fees of  approximately
$38,000 during the quarter ended March 31, 2006.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

      In October 2000, the Company completed the Platinum Transaction. Under the terms of the  Platinum  Transaction,  all leases and  corresponding  obligations associated with the Transaction Processing and Software Business were assumed by
Platinum.  Prior  to  the  Platinum  Transaction,  the  Company  guaranteed  two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio,  Texas, and expired in 2006. The second lease is related to office space located in Austin, Texas, and expires in
2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted rent payments total approximately  $4,255,000 at December 31, 2006.
In conjunction with the Platinum  Transaction,  Platinum agreed to indemnify the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
The Company does not believe it is probable  that it will be required to perform under the  remaining  lease  guarantee  and,  therefore,  no liability  has been accrued in the Company's financial statements.

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
Fund  distributed to  stockholders  pursuant to the Settlement was $2,270,017 or
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
Company to the Settlement Fund. Therefore,  the Company has recognized a loss of
$600,000 related to the Lawsuit for the year ended December 31, 2006. As part of the Settlement,  the Company and the other  defendants in the Lawsuit agreed not to oppose the  request  for fees and  expenses  by counsel to the  plaintiff  of
$929,813.  Under  the  Settlement,  the  plaintiff,  the  Company  and the other defendants  (including  Mr.  Holmes) also agreed to certain  mutual  releases of claims arising out of transactions referenced in the Lawsuit.

      The  Settlement  provides that, if the Company has not acquired a business that generates  revenues by the date of March 1, 2007,  the plaintiff  maintains the right to pursue a claim to liquidate the Company.  This custodian  claim was one of several claims  asserted in the Lawsuit.  Even if such a claim is elected to be pursued,  there is no assurance that it will be  successful.  In addition, the  Company  believes  that it has  preserved  its  right  to  assert  that the
Ascendant investment meets the foregoing requirement to acquire a business.

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
limit of  $5,000,000.  As of December  31,  2006,  the  Company  has  recorded a
receivable   from  the   insurance   carrier  of   approximately   $300,000  for
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
its claims to be valid.  Nonpayment of the claim for  reimbursement of legal and professional  fees  could  have a  material  adverse  effect on the  results  of operations  of the Company.  The  Settlement  does not preclude the Company from seeking  reimbursement of legal and professional fees up to the amount remaining within the policy limit.

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

      The  Company's  Board of  Directors  adopted  the  Rights  Plan to protect stockholder value by protecting the Company's ability to realize the benefits of its net operating loss carryforwards ("NOLs") and capital loss carryforwards. In general terms, the Rights Plan imposes a significant  penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval of the Company's Board of Directors.  Stockholders  that own 5% or more of the  outstanding  Common Stock as of the close of business on the Record Date may acquire up to an  additional  1% of the  outstanding  Common  Stock  without penalty  so long as they  maintain  their  ownership  above  the 5% level  (such increase  subject to downward  adjustment by the Company's Board of Directors if it determines that such increase will endanger the availability of the Company's
NOLs and/or its capital loss carryforwards). In addition, the Company's Board of
Directors has exempted  Newcastle,  the Company's largest  stockholder,  and may exempt  any  person  or group  that  owns 5% or more if the  Board of  Directors determines  that  the  person's  or  group's  ownership  will not  endanger  the availability  of the  Company's  NOLs and/or its capital loss  carryforwards.  A person or group that  acquires  a  percentage  of Common  Stock in excess of the applicable  threshold  is called an  "Acquiring  Person."  Any Rights held by an
Acquiring  Person  are void and may not be  exercised.  The  Company's  Board of
Directors  authorized  the  issuance of one Right per each share of Common Stock outstanding  on the Record Date.  If the Rights become  exercisable,  each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company's Series A Junior Participating  Preferred Stock, par value $0.01
(the "Preferred  Stock"),  for a purchase price of $10.00. Each fractional share of Preferred Stock would give the stockholder  approximately  the same dividend, voting  and  liquidation  rights  as does one share of  Common  Stock.  Prior to exercise,  however,  a Right does not give its holder  any  dividend,  voting or liquidation rights.

      The Company has never  declared or paid any cash  dividends  on its Common
Stock,  other than  approximately  $2,270,017  distributed  to the  stockholders pursuant  to the  Settlement  in August  2006  (See  Note 6). On June 30,  2006,
Newcastle  elected to receive  Preferred  Dividends  in cash for the period from
June 19, 2005  through  June 30,  2006.  On July 3, 2006,  Newcastle  elected to convert all of its Series A  Preferred  Stock into  19,230,768  shares of Common
Stock.

NOTE 8.  TREASURY STOCK

      In 2000,  the  Company's  board of  directors  approved  the adoption of a common stock repurchase program. Under the terms of the program, the Company may purchase an  aggregate  $25,000,000  of the  Company's  Common Stock in the open market or in privately negotiated  transactions.  Through December 31, 2006, the
Company had purchased an aggregate $20,100,000, or 8,300,000 shares, of treasury stock under this program.  The Company made no treasury stock  purchases  during the year ended December 31, 2006,  and has no plans to make any future  treasury stock purchases.

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

      Option  activity for the years ended December 31, 2006,  2005 and 2004, is summarized as follows:

                                                     Number      Weighted Average
                                                   of Shares      Exercise Price
                                                   ----------    ----------------

      Outstanding, December 31, 2003 ............   5,778,187       $   3.98
        Granted .................................     300,000       $   0.28
        Canceled ................................  (3,308,583)      $   4.54
                                                    ---------

      Outstanding, December 31, 2004 ............   2,769,604       $   2.90
        Granted .................................      90,000       $   0.24
        Canceled ................................    (643,406)      $   2.68
                                                    ---------

      Outstanding, December 31, 2005 ............   2,216,198       $   2.86
        Granted .................................          --             --
        Canceled ................................  (1,241,198)      $   1.73
                                                    ---------

      Outstanding, December 31, 2006 ............     975,000       $   4.30
                                                    =========

      At  December  31,  2006,  2005 and 2004,  stock  options  to  purchase  an aggregate of 908,334,  2,082,865 and 2,500,854,  shares were exercisable and had
weighted  average  exercise  prices  of  $4.59,   $3.02  and  $3.13  per  share,
respectively.

      Stock options  outstanding  and  exercisable at December 31, 2006, were as follows:

                                     Options Outstanding                        Options Exercisable
                         ---------------------------------------------     -----------------------------
                                      Weighted Average
         Range of                         Remaining        Remaining         Weighted          Weighted
         Exercise           Number          Life           Average           Number           Average
         Prices          Outstanding       (Years)      Exercise Price     Exercisable     Exercise Price
      --------------     -----------       -------      --------------     -----------     --------------

      $0.24 - $1.24        394,000           6.8           $  0.28           327,334          $  0.28
      $2.03 - $4.88        401,000           0.7           $  3.07           401,000          $  3.07
      $8.31 - $16.84       180,000           0.7           $ 15.42           180,000          $ 15.42
                           -------                                           -------

                           975,000           3.2           $  4.30           908,334          $  4.59
                           =======                                           =======

      The weighted  average fair value and weighted  aver age exercise  price of options  granted  where the exercise  price was equal to the market price of the underlying  stock at the grant  date  were,  $0.24 and $0 .24 for the year ended
December  31,  2005 and $0.25 and $0.28 for the year ended  December  31,  2004, respectively. There were no option grants for the year ended December 31, 2006.

NOTE 10. SHORT-TERM INVESTMENTS

      In October 2004,  the Company  purchased a 26 week U.S.  Treasury bill for approximately  $12,859,000 which matured on May 5, 2005 for $13,000,000.  In May
2005,  the Company  purchased  a 26 week U.S.  Treasury  bill for  approximately
$13,786,000 which was sold on July 27, 2005 for approximately $13,863,000. As of
December 31, 2006, the Company held all short-term investments in cash.

NOTE 11.  LEASES

      The Company  leases  certain  office space and equipment  under  operating leases.  Rental expense was approximately  $45,000,  $36,000 and $58,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments  under  non-cancelable  operating  leases as of  December  31, 2006 are
$6,000 for the year ending  December  31, 2007 and $0 for all years  thereafter.
Future minimum  sub-lease  receipts under sub-lease  rentals for the year ending
December 31, 2007, are $5,000 and $0 for all years thereafter.

NOTE 12. INCOME TAXES

      The income tax benefit is comprised of the following:

                                                       Year Ended December 31,
                                                   2006        2005         2004
      (in thousands)                             -------     -------     -------
      Current:
      Federal ...........................          $--         $--         $--
      State .............................           --          --          --
                                                   ---         ---         ---
       Total ............................          $--         $--         $--
                                                   ===         ===         ===

      The income tax benefit  differs  from the amount  computed by applying the statutory  federal  income  tax rate of 35% to the net loss  before  income  tax benefit. The reasons for these differences were as follows:

                                                                         Year Ended December 31,
     (in thousands)                                                 2006         2005         2004
                                                                  --------     --------     ---------

Computed income tax benefit at statutory rate ...............     $    207     $    190     $    666
(Decrease) increase in taxes resulting from:
Nondeductible losses in and impairments of affiliates .......            --        --         (1,045)
Book gain on sale of equity affiliate .......................            --        --          2,036
Tax capital loss on sale of equity affiliate ................            --        --         23,547
Permanent and other deductions, net .........................            9           20         (754)
Valuation allowance .........................................         (216)        (210)     (24,450)
                                                                               --------     --------
Income tax benefit ..........................................     $   --       $   --       $   --
                                                                  ========     ========     ========

      The tax effect of significant  temporary  differences,  which comprise the deferred tax liability, is as follows:
                                                              December 31,
            (in thousands)                                 2006          2005
                                                        ---------      ---------
      Deferred tax asset:
        Net operating loss carryforward ..............  $  4,577       $  4,361
        Capital loss carryforward ....................    24,574         24,574
        Valuation allowance ..........................   (29,151)       (28,935)
      Deferred tax liability:
        Estimated tax liability ......................      --             --
                                                        --------       --------
         Net deferred tax liability ..................  $   --         $   --
                                                        ========       ========

      As of  December  31,  2006,  the  Company  had a federal  income  tax loss carryforward  of  approximately  $13,000,000,  which begins expiring in 2019. In addition,  the Company had a federal capital loss  carryforward of approximately
$70,000,000 which expires in 2009. Realization of the Company's carryforwards is dependent on future taxable income and capital gains.  At this time, the Company cannot assess whether or not the  carryforward  will be realized;  therefore,  a valuation allowance has been recorded as shown above.

      Ownership  changes,  as defined in the  Internal  Revenue  Code,  may have limited  the amount of net  operating  loss  carryforwards  that can be utilized annually to offset future taxable  income.  Subsequent  ownership  changes could further affect the limitation in future years.

NOTE 13.  BENEFIT PLANS

      The Company  established  the NCEH 401(k) Plan (the  "Plan") for  eligible employees of the  Company.  Generally,  all  employees of the Company who are at least  twenty-one  years of age and who have completed  one-half year of service are eligible to participate in the Plan. The Plan is a defined contribution plan
which   provides  that   participants   may  make  voluntary   salary   deferral
contributions,  on a pretax basis,  between 1% and 15% of their  compensation in the form of voluntary payroll deductions,  up to a maximum amount as indexed for cost-of-living  adjustments.  The  Company  will  match a  participant's  salary deferral,  up  to 5% of a  participant's  compensation.  The  Company  may  make additional discretionary contributions. No discretionary contributions were made during the years ended December 31, 2006,  2005 or 2004. The Company's  matching contributions to this plan totaled approximately $7,500, $7,500, and $22,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 14.  SUMMARIZED FINANCIAL INFORMATION FOR UNCONSOLIDATED SUBSIDIARY

      In June 2004,  the  Company  sold all of its  interest  in  Princeton  for
$10,000,000.  The sale of Princeton  generated a capital loss for federal income tax  purposes of  approximately  $67,000,000.  Prior to selling its  interest in
Princeton in June 2004,  the Company  accounted for its  investment in Princeton under the equity  method of  accounting  and  recorded the equity in net loss of
Princeton  on a  three-month  lag.  As a  result  of the  sale of the  Company's holdings in Princeton,  the Company  accelerated  the recording of its equity in net loss of Princeton to the date of sale.  Princeton's  statement of operations for the eight months ended May 31, 2004 was used to calculate  the equity in net loss  recorded  in the  Company's  statement  of  operations  for the year ended
December 31, 2004.

      Princeton's summarized balance sheet is as follows:

                                                             May 31,  September 30,
(in thousands)                                                2004        2003
                                                             -------     -------
Current assets .........................................     $47,528     $34,750
Non-current assets .....................................       9,464      12,681
Current liabilities ....................................      38,188      30,386
Non-current liabilities ................................       1,209         486
Mandatorily redeemable convertible preferred stock .....      49,845      39,587

      Princeton's summarized statements of operations are as follows:

                                                    Eight
                                                 Months Ended     Year Ended
                                                   May 31,        September 30,
      (in thousands)                                2004             2003
                                                  ---------        ----------
      Revenues ...............................    $ 16,695         $ 35,309
      Gross profit ...........................       7,258           16,026
      Loss from operations ...................      (9,188)          (7,965)
      Net loss ...............................      (9,214)          (7,674)

NOTE 15.  RELATED PARTIES

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

      The Company's corporate headquarters are currently located at 200 Crescent
Court, Suite 1400,  Dallas,  Texas 75201, which are also the offices of NCM. The
Company occupies a portion of NCM space on a month-to-month  basis at $2,500 per month, pursuant to a services agreement entered into between the parties. NCM is the general  partner of  Newcastle.  The Company also  receives  accounting  and administrative  services from  employees of NCM at market rates pursuant to such agreement.  The expense  for the year  totaled  $7,500  which was owed to NCM at
December 31, 2006.

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

      SAB 108 is  effective  for the  Company  no later  than  the  year  ending
December 31, 2006.  The Company  adopted SAB 108 as of September 30, 2006.  Upon initial application of SAB 108, the Company evaluated the uncorrected  financial statement  misstatements  that were previously  considered  immaterial under the
"rollover" method using the dual methodology required by SAB 108. As a result of this dual methodology  approach of SAB 108, the Company corrected the cumulative error in its accounting for the fair market value of office space provided at no charge and  accounting  and  administrative  services  received  for the current fiscal year by recording an expense of $16,500  with a  corresponding  credit to additional paid-in capital. In accordance with the transitional  guidance in SAB
108, the Company also made an adjustment of $22,500 within  stockholders' equity that increased additional paid-in capital and increased  accumulated deficit for such costs prior to January 1, 2006.

NOTE 16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               Three Months Ended
                                                             -------------------------------------------------------
                                                             December 31,   September 30,    June 30,       March 31,
     (in thousands, except per share data)                       2006           2006           2006            2006
                                                                ------         ------         ------         -------
Operating revenues ........................................     $--            $--            $  56          $  13
Operating income (loss) ...................................      (275)          (235)            20            (83)
Net income (loss) .........................................      (123)           (82)           173           (559)
Preferred stock dividend ..................................      --             --              (50)           (50)
Net income (loss) available to common stockholders ........      (123)           (82)           123           (609)
Basic and diluted net income (loss) per common share:
Net income (loss) .........................................      (0.0)          (0.0)           .01           (.02)

                                                                               Three Months Ended
                                                             -------------------------------------------------------
                                                             December 31,   September 30,    June 30,       March 31,
     (in thousands, except per share data)                       2005           2005           2005            2005
                                                                ------         ------         ------         -------
Operating revenues ........................................     $  33          $--            $--            $--
Operating loss from continuing operations .................      (121)          (287)          (246)          (355)
Net (loss) income .........................................        13           (193)           (89)          (274)
Preferred stock dividend ..................................       (50)           (50)           (50)           (50)
Net loss available to common stockholders .................       (37)          (243)          (139)          (324)
Basic and diluted net income (loss) per common share:

Net income (loss) .........................................       0.0           (.01)          (0.0)          (.01)

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

ITEM 9B.    OTHER INFORMATION

      None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information required by Item 10 will be furnished on or prior to April
30, 2007 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2007 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2006.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 will be furnished on or prior to April
30, 2007 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2007 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2006.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 will be furnished on or prior to April
30, 2007 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2007 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2006.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

      The information required by Item 13 will be furnished on or prior to April
30, 2007 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2007 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 will be furnished on or prior to April
30, 2007 (and is hereby  incorporated  by reference)  by an amendment  hereto or pursuant to a definitive proxy statement of the Company's 2007 Annual Meeting of
Stockholders for the fiscal year ended December 31, 2006.

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
3.3      Certificate of Elimination of Series A Junior  Participating  Preferred
         Stock,  filed with the  Secretary of State of Delaware on July 10, 2006
         (incorporated by reference from Exhibit 3.1 to Form 8-K, dated July 10,
         2006).
4.1      Form of Stock  Certificate  of  Common  Stock of BCC  (incorporated  by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).
4.2      Rights Agreement, dated as of July 10, 2006, by and between New Century
         Equity  Holdings  Corp.  and The Bank of New York Trust  Company,  N.A.
         (incorporated by reference from Exhibit 4.2 to Form 8-K, dated July 10,
         2006).
4.3      Certificate of Designation of Series A Junior  Participating  Preferred
         Stock,  filed with the  Secretary of State of Delaware on July 10, 2006
         (incorporated by reference from Exhibit 3.2 to Form 8-K, dated July 10,
         2006).
4.4      Form of Rights Certificate  (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 10, 2006).

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
         September 30, 1998).
 10.5    Office Building Lease  Agreement  between  Billing  Concepts,  Inc. and
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
10.6     Office Building Lease Agreement between Prentiss Properties Acquisition
         Partners,  L.P. and Aptis,  Inc., dated November 11, 1999 (incorporated by  reference  from Exhibit  10.33 to Form 10-K,  dated  September  30,
         1999).
*10.7    BCC's 401(k)  Retirement Plan  (incorporated  by reference from Exhibit
         10.14 to Form 10-K, dated September 30, 2000).
10.8     Office  Building  Lease  Agreement  between  BCC and  EOP-Union  Square
         Limited Partnership,  dated November 6, 2000 (incorporated by reference from Exhibit 10.16 to Form 10-K, dated December 31, 2001).
10.9     Office Building Sublease  Agreement between BCC and CCC Centers,  Inc., dated February 11, 2002  (incorporated  by reference from Exhibit 10.17 to Form 10-K, dated December 31, 2001).
10.10    Office Building Lease Agreement between SAOP Union Square, L.P. and New
         Century Equity Holdings Corp., dated February 11, 2004 (incorporated by reference from Exhibit 10.18 to Form 10-K, dated December 31, 2003).
10.11    Sublease  agreement  entered  into by and between  New  Century  Equity
         Holdings  Corp.  and  the  Law  Offices  of  Alfred  G.  Holcomb,  P.C.
         (incorporated  by  reference  from  Exhibit  10.1 to Form  10-Q,  dated
         September 30, 2004).
10.12    Revenue  Sharing  Agreement,  dated as of October 5, 2005,  between New
         Century Equity Holdings Corp. and ACP Investments LP  (incorporated  by reference  from Exhibit 10.1 to Form 10-Q,  dated  September 30, 2005).

10.13    Principals  Agreement,  dated as of October  5, 2005,  by and among New
         Century Equity Holdings Corp. and ACP Investments LP  (incorporated  by reference from Exhibit 10.2 to Form 10-Q, dated September 30, 2005).
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
32.2.1   Certification of Chief Financial Officer in Accordance with Section 906 of the  Sarbanes-Oxley  Act (filed herewith).

* Includes  compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, as amended,  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW CENTURY EQUITY HOLDINGS CORP.
                                            (Registrant)

Date: March 30, 2007                   By:        /s/ Steven J. Pully
                                           -------------------------------------
                                                   Steven J. Pully
                                               CHIEF EXECUTIVE OFFICER

      Pursuant to the  requirements  of the Securities  Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 2007.

           SIGNATURE                                 TITLE

      /s/ Steven J. Pully
   ------------------------                  Chief Executive Officer
        Steven J. Pully                   (Principal Executive Officer)

      /s/ John P. Murray
   ------------------------                  Chief Financial Officer
        John P. Murray               (Principal Financial and Accounting Officer)

      /s/ Mark E. Schwarz
   ------------------------                      Director and
        Mark E. Schwarz                    Chairman of the Board

       /s/ James Risher
   ------------------------                         Director
         James Risher

       /s/ Jonathan Bren                            Director
   ------------------------
         Jonathan Bren