Form 10-Q
period 2007-03-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2007-05-15
CIK 1013706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended March 31, 2007
                                       or
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from           to
                                     -------     -------

                         Commission File Number 0-28536

                             ----------------------

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

      Indicated  below is the number of shares  outstanding of the  registrant's only class of common stock at May 15, 2007:

                                              Number of Shares
                       Title of Class            Outstanding
                -----------------------------    ----------
                Common Stock, $0.01 par value    53,883,872

--------------------------------------------------------------------------------

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - March 31, 2007 (Unaudited)
         and December 31, 2006..............................................  3

        Unaudited Condensed Consolidated Statements of Operations - For the
         Three Months ended March 31, 2007 and 2006.........................  4

        Unaudited Condensed Consolidated Statements of Cash Flows - For the
         Three Months ended March 31, 2007 and 2006.........................  5

        Notes to Unaudited Interim Condensed Consolidated Financial
         Statements.........................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and

PART II OTHER INFORMATION

                                 PART I FINANCIAL INFORMATION

                                 ITEM 1. FINANCIAL STATEMENTS

                      NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share data)

                                                                         March 31,        December 31,
                                                                           2007               2006
                                                                      --------------     --------------
                                                                        (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................   $ 12,355           $ 12,319
  Insurance receivable and other assets ..............................        298                368
Settlement fund receivable ...........................................       --                3,200
                                                                         --------           --------

   Total current assets ..............................................     12,653             12,687

Property and equipment, net ..........................................          2               --
Revenue interest .....................................................        803                803
                                                                         --------           --------

     Total assets ....................................................   $ 13,458           $ 13,490
                                                                         ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................   $      5           $     13
  Accrued liabilities ................................................        150                161
                                                                         --------           --------

  Total current liabilities ..........................................        155                174

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
   no shares issued and outstanding ..................................       --                 --
  Common stock, $0.01 par value, 75,000,000 shares authorized;
   53,883,782 shares issued and outstanding ..........................        539                539
  Additional paid-in capital .........................................     75,340             75,340
  Accumulated deficit ................................................    (62,576)           (62,563)
                                                                         --------           --------
   Total stockholders' equity ........................................     13,303             13,316
                                                                         --------           --------

    Total liabilities and stockholders' equity .......................   $ 13,458           $ 13,490
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

                                               3

              NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  Three Months Ended
                                                                      March 31,
                                                           -------------------------------
                                                                2007             2006
                                                           --------------   --------------

Operating revenues ...................................        $   --           $     13

Operating expenses:
  General and administrative expenses ................             169               91
                                                              --------         --------

Operating loss .......................................            (169)             (78)

Other income (expense):

   Derivative settlement costs .......................            --               (600)
  Interest income ....................................             156              124
                                                              --------         --------

Total other income (expense), net ....................             156             (476)
                                                              --------         --------

Net loss .............................................             (13)            (554)

Preferred stock dividend .............................            --                (50)
                                                              --------         --------
Net loss applicable to common stockholders ...........        $    (13)        $   (604)
                                                              ========         ========

Basic and diluted net loss per common share:
  Net loss ...........................................        $  (0.00)        $  (0.02)

Weighted average common shares outstanding ...........          53,884           34,653
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

                                              4

              NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                         -------------------------------
                                                                              2007             2006
                                                                         --------------   --------------
Cash flows from operating activities:
Net loss ............................................................      $    (13)         $   (554)
Adjustments  to reconcile  net loss to net cash  provided
 by (used in) operating activities:
 Changes in operating assets and liabilities:
  Decrease in accounts receivable ...................................          --                  20
  Decrease in prepaid and other assets ..............................            70               637
  Increase in settlement fund receivable ............................          --              (3,200)
  Decrease in accounts payable ......................................            (8)              (47)
  Decrease in accrued liabilities ...................................           (11)             (144)
  Increase in accrued settlement ....................................          --               3,200
                                                                           --------          --------
Net cash provided by (used in) operating activities .................            38               (88)

Cash flows from investing activities:
  Purchase of property and equipment ................................            (2)             --
  Purchase of revenue interest ......................................          --                (388)
                                                                           --------          --------
Net cash used in investing activities ...............................            (2)             (388)

Cash flows from financing activities ................................          --                --
                                                                           --------          --------

Net increase (decrease) in cash and cash equivalents ................            36              (476)
Cash and cash equivalents, beginning of period ......................        12,319            12,487
                                                                           --------          --------

Cash and cash equivalents, end of period ............................      $ 12,355          $ 12,011
                                                                           ========          ========

Supplemental disclosure of non-cash transactions:
    Preferred stock dividend ........................................      $   --          $     50

            The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                                              5

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO THE INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The interim condensed  consolidated  financial  statements included herein have  been  prepared  by New  Century  Equity  Holdings  Corp.  ("NCEH"  or "the
Company") and subsidiaries without audit,  pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although, certain information and footnote  disclosures  normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
America have been condensed or omitted  pursuant to those rules and regulations, all adjustments  considered  necessary in order to make the financial statements not misleading,  have been included. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments,  of a  normal  recurring  nature,  that  are  necessary  for a fair presentation of the Company's financial position, results of operations and cash flows  for  such  periods.  It  is  recommended  that  these  interim  condensed consolidated  financial  statements be read in conjunction with the consolidated financial  statements  and the notes thereto  included in the  Company's  Annual
Report on Form 10-K for the year ended December 31, 2006.  Results of operations for the interim  periods are not  necessarily  indicative of results that may be expected for any other interim periods or the full fiscal year.

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
The total  Settlement  proceeds  of  $3,200,000  were  funded  by the  Company's insurance  carrier and by Parris H.  Holmes,  Jr.,  the  Company's  former Chief
Executive  Officer,  who  contributed  $150,000.  Also  included  in  the  total
Settlement proceeds is $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the
Company to the  Settlement  Fund.  Therefore,  the Company  recognized a loss of
$600,000 related to the Lawsuit for the quarter ended March 31, 2006. As part of the Settlement,  the Company and the other  defendants in the Lawsuit agreed not to oppose the  request  for fees and  expenses  by counsel to the  plaintiff  of
$929,813.  Under  the  Settlement,  the  plaintiff,  the  Company  and the other defendants (including Mr. Holmes) also agreed to certain mutual releases.

      The  Settlement  provides that, if the Company has not acquired a business that generates  revenues by March 1, 2007, the plaintiff  maintains the right to pursue a claim to liquidate the Company. This custodian claim was one of several claims  asserted in the Lawsuit.  Even if such a claim is elected to be pursued, there is no  assurance  that it will be  successful.  In  addition,  the Company believes that it has preserved its right to assert that the Ascendant investment meets the foregoing requirement to acquire a business.

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
limit of $5,000,000.  As of December 31, 2006, the Company recorded a receivable from the insurance carrier of approximately  $300,000 for reimbursement of legal and  professional  fees incurred in excess of the policy  retention,  net of the
$600,000  reimbursement  from the insurance  carrier as part of the  Settlement.
Based on  discussions  with the  insurance  carrier,  the  Company  reduced  the receivable  by $50,000  during the  quarter  ended March 31,  2007.  The Company believes its claims are valid and is currently negotiating a settlement with the insurance carrier with respect to remaining unreimbursed amounts.

NOTE 3. STOCK BASED COMPENSATION

      During  the  quarter  ended  March  31,  2006,  the  Company  adopted  the
provisions  of  Statement  of  Financial   Accounting   Standards  No.   123(R),
"Share-Based  Payment"  (SFAS 123R) using the modified  prospective  application transition method. Under this method,  previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires  measurement of all employee  stock-based  compensation  awards using a fair-value method and recording  of such expense in the  consolidated  financial  statements  over the requisite service period.  Previously, the Company had applied the provisions of
Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees"  (APB 25) and  related  interpretations  and  elected to utilize  the disclosure  option of  Statement  of  Financial  Accounting  Standards  No. 123,
"Accounting for Stock-Based  Compensation"  (SFAS 123). The Company  recorded no stock-based  compensation  expense under the fair-value  provisions of SFAS 123R during  the  quarters  ended  March 31,  2007 and March 31,  2006.  The  Company utilizes  stock-based  awards as a form of compensation for employees,  officers and directors.

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

      Ascendant had assets under  management of  approximately  $27,700,000  and
$27,100,000 as of March 31, 2007 and December 31, 2006, respectively.  Under the
Ascendant  Agreement,  revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement)
are  payable  in cash  within 30 days after the end of each  quarter.  Under the terms of the Ascendant Agreement,  Ascendant has 45 days following notice by the
Company to cure any material  breach by Ascendant  of the  Ascendant  Agreement, including  with  respect to payment  obligations.  Ascendant  failed to make the required  revenue  sharing  payments  for the  quarters  ended  June  30,  2006,
September  30, 2006 and  December  31, 2006 in a timely  manner and did not cure such failures within the required 45 day period.  In addition  Ascendant has not made the payment for the quarter  ended March 31,  2007.  Under the terms of the
Ascendant  Agreement,  upon notice of an uncured material  breach,  Ascendant is required to fully  refund all amounts  paid by the  Company,  and the  Company's revenue interest remains outstanding.

      The Company has not recorded any revenue or  corresponding  receivable for revenue sharing payments for the quarters ended September 30, 2006, December 31,
2006 and March 31, 2007. According to the Agreement with Ascendant, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Agreement, the required return will not be impacted by any payments not made by Ascendant.

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

2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted rent payments total approximately  $3,901,000 at March 31, 2007. In conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
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

      The Company's corporate headquarters are currently located at 200 Crescent
Court, Suite 1400,  Dallas,  Texas 75201, which are also the offices of NCM. The
Company occupies a portion of NCM space on a month-to-month basis for $2,500 per month, pursuant to a services agreement entered into between the parties. NCM is the general  partner of  Newcastle.  The Company also  receives  accounting  and administrative  services from  employees of NCM at market rates pursuant to such agreement.

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

      The Company has never  declared or paid any cash  dividends  on its Common
Stock. Approximately $2,270,017 was distributed to certain stockholders pursuant to the  Settlement  in August  2006 (See  Note 2). On June 30,  2006,  Newcastle
elected to receive Preferred Dividends in cash for the period from June 19, 2005 through June 30, 2006.

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
ACTUAL RESULTS MAY VARY MATERIALLY  FROM THOSE DESCRIBED  HEREIN AS ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
GENERAL

      The  following  is  a  discussion  of  the  interim  unaudited   condensed
consolidated  financial  condition  and  results of  operations  for New Century
Equity  Holdings  Corp.  and  subsidiaries  for the three months ended March 31,
2007.  It should be read in  conjunction  with the Unaudited  Interim  Condensed
Consolidated  Financial  Statements of the Company,  the notes thereto and other financial  information  included  elsewhere  in this report,  and the  Company's
Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSES

      General and  administrative  ("G&A")  expenses are  comprised of all costs incurred  in direct  support of the  business  operations  of the  Company.  G&A expenses  increased  by $78,000,  or 86%, to  $169,000,  during the three months ended March 31,  2007,  as compared to the three  months  ended March 31,  2006.
Based on recent discussions with the insurance carrier,  the Company reduced the insurance  receivable by $50,000 during the quarter ended March 31, 2007.  Also, the  Company  reversed  accrued  legal and  professional  fees of  approximately
$38,000 during the quarter ended March 31, 2006 in accordance  with the terms of an agreement to settle a dispute with a law firm that had previously  been hired by the Company.

INTEREST INCOME

      Interest  income  increased by $32,000,  or 26%, to  $156,000,  during the three months  ended March 31, 2007,  as compared to the three months ended March
31, 2006.  This  increase was  attributable  to higher  yields on cash  balances available for short-term investment.

DERIVATIVE SETTLEMENT COSTS

      On April 13, 2006, the Company announced that it reached an agreement with all of the parties to the  Lawsuit to settle all claims  relating  thereto.  The total Settlement  proceeds of $3,200,000 were funded by the Company's  insurance carrier and by Parris H. Holmes,  Jr.,  the  Company's  former  Chief  Executive
Officer, who contributed $150,000.  Included in the total Settlement proceeds is
$600,000 of  reimbursement  for legal and  professional  fees  submitted  to the
Company's insurance carrier.  The Company contributed the $600,000 of reimbursed legal and professional fees to the Settlement Fund and, therefore,  recognized a loss of $600,000  related to the Lawsuit for the quarter  ended March 31,  2006.
See Part II, Item 1. "Legal Proceedings."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's  cash balance  increased to  $12,355,000  at March 31, 2007, from  $12,319,000  at December 31, 2006.  The increase  resulted  from  interest income of approximately $156,000 offset by cash funding of G&A expenses incurred during the quarter ended March 31, 2007.

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
limit of $5,000,000.  As of December 31, 2006, the Company recorded a receivable from the insurance carrier of approximately  $300,000 for reimbursement of legal and  professional  fees incurred in excess of the policy  retention,  net of the
$600,000  reimbursement  from the insurance  carrier as part of the  Settlement.
Based  on  discussions  with the  insurance  carrier  the  Company  reduced  the receivable  by $50,000  during the  quarter  ended March 31,  2007.  The Company believes its claims are valid and is currently negotiating a settlement with the insurance carrier with respect to remaining unreimbursed amounts.

      During the next 12 months,  the Company's  operating cash requirements are expected  to  consist  principally  of  funding  corporate  expenses,  the costs associated with  maintaining a public company and expenses  incurred in pursuing the Company's  business plan.  Additionally,  the total potential purchase price under the terms of the Ascendant Agreement was $1,550,000, payable in four equal installments of $387,500.  Subject to the provisions of the Ascendant Agreement, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006. On April 5, 2006,  the Company  elected not to make the  April  installment  payment  and  subsequently  determined  not to make the installment  payment  due July 5, 2006.  Subject  to the terms of the  Ascendant
Agreement,  if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the
Company's  revenue interest at a price which would yield a 10% annualized return to the Company.  The Company has been  notified by Ascendant  that  Ascendant is exercising  this  right as a result of the  Company's  election  not to make its third and fourth installment  payments.  The Company believes that Ascendant has not  satisfied the requisite  conditions  to  repurchase  the Company's  revenue interest,  including as a result of Ascendant's failure to make required revenue sharing  payments for the  quarters  ended June 30,  2006,  September  30, 2006,
December 31, 2006 and March 31, 2007,  and at this time the Company  believes it is not obligated to make the third and fourth installment payments to Ascendant.

       As part of the  parties'  discussions  regarding  non-payment  of amounts under the  Ascendant  Agreement  by each  party,  the  Company  has  proposed an amendment that would permit  Ascendant to temporarily  defer certain payments to the Company,  including the payments owed in respect of the quarters  ended June
30, 2006,  September 30, 2006, December 31, 2006 and March 31, 2007. There is no
assurance  that  an  amendment  will  be  effected  on such  terms  or that  any resolution of the foregoing matter will be reached. The Company expects to incur additional  operating  losses  through fiscal 2007 which will continue to have a negative impact on liquidity and capital resources.

LEASE GUARANTEES

      In October 2000, the Company completed the Platinum Transaction. Under the terms of the  Platinum  Transaction,  all leases and  corresponding  obligations associated with the Transaction Processing and Software Business were assumed by
Platinum.  Prior  to  the  Platinum  Transaction,  the  Company  guaranteed  two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio,  Texas, and expired in 2006. The second lease is related to office space located in Austin, Texas, and expires in
2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted rent payments total approximately  $3,901,000 at March 31, 2007. In conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
The Company does not believe it is probable  that it will be required to perform under the  remaining  lease  guarantee  and,  therefore,  no liability  has been accrued in the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The  Company  is exposed  to  interest  rate risk  primarily  through  its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with  changing  interest  rates as of  March  31,  2007  because  the  Company's intention is to maintain a liquid portfolio. The Company has not used derivative financial instruments in its operations.

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
The total  Settlement  proceeds  of  $3,200,000  were  funded  by the  Company's insurance  carrier and by Parris H.  Holmes,  Jr.,  the  Company's  former Chief
Executive  Officer,  who  contributed  $150,000.  Also  included  in  the  total
Settlement proceeds is $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the
Company to the  Settlement  Fund.  Therefore,  the Company  recognized a loss of
$600,000 related to the Lawsuit for the quarter ended March 31, 2006. As part of the Settlement,  the Company and the other  defendants in the Lawsuit agreed not to oppose the  request  for fees and  expenses  by counsel to the  plaintiff  of
$929,813.  Under  the  Settlement,  the  plaintiff,  the  Company  and the other defendants (including Mr. Holmes) also agreed to certain mutual releases.

      The  Settlement  provides that, if the Company has not acquired a business that generates  revenues by March 1, 2007, the plaintiff  maintains the right to pursue a claim to liquidate the Company. This custodian claim was one of several claims  asserted in the Lawsuit.  Even if such a claim is elected to be pursued, there is no  assurance  that it will be  successful.  In  addition,  the Company believes that it has preserved its right to assert that the Ascendant investment meets the foregoing requirement to acquire a business.

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
limit of $5,000,000.  As of December 31, 2006, the Company recorded a receivable from the insurance carrier of approximately  $300,000 for reimbursement of legal and  professional  fees incurred in excess of the policy  retention,  net of the
$600,000  reimbursement  from the insurance  carrier as part of the  Settlement.
Based  on  discussions  with the  insurance  carrier,  the  Company  reduced  the receivable  by $50,000  during the  quarter  ended March 31,  2007.  The Company believes its claims are valid and is currently negotiating a settlement with the insurance carrier with respect to remaining unreimbursed amounts.

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

ITEM 1A. RISK FACTORS

      The Risk Factors  included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed.

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

                                       NEW CENTURY EQUITY HOLDINGS CORP.
                                           (Registrant)

Date: May 15, 2007                     By:       /s/ John p. Murray
                                           -------------------------------------
                                                   John P. Murray
                                               CHIEF FINANCIAL OFFICER
                                  (Duly authorized and principal financial officer)