Form 10-Q
period 2007-06-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2007-08-14
CIK 1013706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)
|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the  quarterly  period ended June 30, 2007

                                       or

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

      Indicated  below is the number of shares  outstanding of the  registrant's only class of common stock at August 14, 2007:

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

--------------------------------------------------------------------------------

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2007 (Unaudited)
          and December 31, 2006.............................................  3

         Unaudited Condensed Consolidated Statements of Operations - For the
          Three and Six Months ended June 30, 2007 and 2006.................  4

         Unaudited Condensed Consolidated Statements of Cash Flows - For the
          Six Months ended June 30, 2007 and 2006...........................  5

         Notes to Unaudited Interim Condensed Consolidated Financial
          Statements........................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and

PART II  OTHER INFORMATION

                                         PART I FINANCIAL INFORMATION

                                         Item 1. Financial Statements

                              NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share data)

                                                                                June 30,           December 31,
                                                                                 2007                  2006
                                                                             ------------          ------------
                                                                              (Unaudited)
                                                    ASSETS

Current assets:
     Cash and cash equivalents ..............................................   $ 12,353            $ 12,319
     Insurance receivable and other assets ..................................        263                 368
                                                                                --------            --------

          Total current assets ..............................................     12,616              12,687

Property and equipment, net .................................................          2                --

Revenue interest ............................................................        803                 803
                                                                                --------            --------
          Total assets ......................................................   $ 13,421            $ 13,490
                                                                                ========            ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................................   $      8            $     13
     Accrued liabilities ....................................................         96                 161
                                                                                --------            --------

          Total current liabilities .........................................        104                 174

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized; no
          shares issued and outstanding .....................................       --                  --
     Common stock, $0.01 par value, 75,000,000 shares authorized;
          53,883,872 shares issued and outstanding ..........................        539                 539
     Additional paid-in capital .............................................     75,357              75,340
     Accumulated deficit ....................................................    (62,579)            (62,563)
                                                                                --------            --------
       Total stockholders' equity ...........................................     13,317              13,316
                                                                                --------            --------
          Total liabilities and stockholders' equity ........................   $ 13,421            $ 13,490
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

                                                      3

                                     NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                               ---------------------------     ----------------------------
                                                                   2007            2006           2007              2006
                                                               -----------     -----------     -----------      -----------

Operating revenues ...........................................  $   --          $     56        $   --          $     69

Operating expenses:
   General and administrative expenses .......................       149              31             328             122
                                                                --------        --------        --------        --------

Operating income (loss) ......................................      (149)             25            (328)            (53)

Other income (expense):
   Derivative settlement costs ...............................      --              --              --              (600)
   Interest income, net ......................................       156             153             312             277
                                                                --------        --------        --------        --------

Total other income (expense), net ............................       156             153             312            (323)
                                                                --------        --------        --------        --------

Net income (loss) ............................................         7             178             (16)           (376)

Preferred stock dividend .....................................      --               (50)           --              (100)
                                                                --------        --------        --------        --------
Net income (loss) applicable to
   common stockholders .......................................  $      7        $    128        $    (16)       $   (476)
                                                                ========        ========        ========        ========

Basic and diluted net income (loss) per common share:
   Net income (loss) .........................................  $   0.00        $   0.01        $  (0.00)       $  (0.02)
                                                                ========        ========        ========        ========

Weighted average common shares outstanding ...................    53,884          34,653          53,884          34,653
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

                                                              4

                         NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                     ------------------------------
                                                                          2007             2006
                                                                     --------------   -------------
Cash flows from operating activities:
Net loss ..........................................................    $    (16)        $   (376)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Share based payment expense .....................................          17               17
  Changes in operating assets and liabilities:
   Increase in accounts receivable ................................        --                 (1)
   Decrease in prepaid and other assets ...........................         105              621
   Decrease in accounts payable ...................................          (5)             (48)
   Decrease in accrued liabilities ................................         (65)            (299)
                                                                       --------         --------
Net cash provided by (used in) operating activities ...............          36              (86)

Cash flows from investing activities:
  Purchase of property and equipment ..............................          (2)            --
  Purchase of revenue interest ....................................        --               (388)
                                                                       --------         --------
Net cash used in investing activities .............................          (2)            (388)

Cash flows from financing activities ..............................        --               --
                                                                       --------         --------

Net increase (decrease) in cash and cash equivalents ..............          34             (474)
Cash and cash equivalents, beginning of period ....................      12,319           12,487
                                                                       --------         --------

Cash and cash equivalents, end of period ..........................    $ 12,353         $ 12,013
                                                                       ========         ========

Supplemental disclosure of non-cash transactions:
    Preferred stock dividend ......................................    $   --           $    100

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                                                  5

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO THE INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The interim condensed  consolidated  financial  statements included herein have  been  prepared  by  New  Century  Equity  Holdings  Corp.  ("NCEH"  or the
"Company") and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although, certain information and footnote  disclosures  normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
America have been condensed or omitted  pursuant to those rules and regulations, all adjustments  considered  necessary in order to make the financial statements not misleading,  have been included. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments,  of a  normal  recurring  nature,  that  are  necessary  for a fair presentation of the Company's financial position, results of operations and cash flows  for  such  periods.  It  is  recommended  that  these  interim  condensed consolidated  financial  statements be read in conjunction with the consolidated financial  statements  and the notes thereto  included in the  Company's  Annual
Report on Form 10-K for the year ended December 31, 2006.  Results of operations for the interim  periods are not  necessarily  indicative of results that may be expected for any other interim periods or the full fiscal year.

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

      The  Settlement  provided that, if the Company had not acquired a business that generated revenues by March 1, 2007, the plaintiff  maintained the right to pursue a claim to liquidate the Company. This custodian claim was one of several claims  asserted in the Lawsuit.  Even if such a claim is elected to be pursued, there is no  assurance  that it will be  successful.  In  addition,  the Company believes that it has preserved its right to assert that the Ascendant investment meets the foregoing requirement to acquire a business.

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
limit of  $5,000,000.  The  Company  and the  insurance  carrier  have agreed in principle to settle all claims for  reimbursement of legal and professional fees associated  with the  Lawsuit,  and based on this,  the Company  has  recorded a receivable from the insurance carrier of $240,000 as of June 30, 2007.

NOTE 3. STOCK BASED COMPENSATION

      During  the  quarter  ended  March  31,  2006,  the  Company  adopted  the
provisions  of  Statement  of  Financial   Accounting   Standards  No.   123(R),
"Share-Based  Payment"  (SFAS 123R) using the modified  prospective  application transition method. Under this method,  previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires  measurement of all employee  stock-based  compensation  awards using a fair-value method and recording  of such expense in the  consolidated  financial  statements  over the requisite service period.  Previously, the Company had applied the provisions of
Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees"  (APB 25) and  related  interpretations  and  elected to utilize  the disclosure  option of  Statement  of  Financial  Accounting  Standards  No. 123,
"Accounting  for  Stock-Based  Compensation"  (SFAS 123).  The Company  recorded stock-based  compensation expense of $17,000 under the fair-value  provisions of
SFAS 123R during the quarter ended June 30, 2006 and June 30, 2007.  The Company utilizes  stock-based  awards as a form of compensation for employees,  officers and directors.

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
Steven J. Pully,  CEO of the Company,  was appointed to the Investment  Advisory
Committee of Ascendant.  The total  potential  purchase price under the terms of the Ascendant  Agreement is $1,550,000,  payable in four equal  installments  of
$387,500.  The  first  installment  was  paid  at the  closing  and  the  second installment  was paid on  January  5, 2006.  Subject  to the  provisions  of the
Ascendant Agreement,  including  Ascendant's  compliance with the terms thereof, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006. On April 5, 2006,  the Company  elected not to make the  April  installment  payment  and  subsequently  determined  not to make the installment  payment  due July 5, 2006.  The  Company  believed  that it was not required  to make the  payments  because  Ascendant  did not  satisfy all of the conditions in the Ascendant Agreement.

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

      Ascendant had assets under  management of  approximately  $27,100,000  and
$35,000,000 as of December 31, 2006 and June 30, 2007,  respectively.  Under the
Ascendant  Agreement,  revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement)
are  payable  in cash  within 30 days after the end of each  quarter.  Under the terms of the Ascendant Agreement,  Ascendant has 45 days following notice by the

Company to cure any material  breach by Ascendant  of the  Ascendant  Agreement, including  with  respect to payment  obligations.  Ascendant  failed to make the required  revenue  sharing  payments  for the  quarters  ended  June  30,  2006,
September 30, 2006,  December 31, 2006 and March 31, 2007 in a timely manner and did not cure such  failures  within the  required  45 day  period.  In  addition
Ascendant  has not made the payment for the quarter  ended June 30, 2007.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach,
Ascendant is required to fully  refund all amounts paid by the Company,  and the
Company's revenue interest remains outstanding.

      The Company has not recorded any revenue or  corresponding  receivable for revenue sharing payments for the quarters ended September 30, 2006, December 31,
2006, March 31, 2007 and June 30, 2007. According to the Ascendant Agreement, if
Ascendant acquires the revenue interest from the Company, Ascendant must pay the
Company a return on the capital  that it  invested.  Pursuant  to the  Ascendant
Agreement,  the required return will not be impacted by any payments not made by
Ascendant.

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

      Since the Ascendant  revenue  interest meets the indefinite  life criteria outlined in SFAS No. 142,  "Goodwill and Other Intangible  Assets" ("SFAS 142"),
the Company does not amortize this  intangible  asset,  but instead reviews this asset  quarterly for impairment.  Each reporting  period,  the Company  assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the  indefinite  life criteria are no longer met, the Company  assesses  whether the carrying  value of the asset exceeds its fair value,  and an  impairment  loss is recorded in an amount equal to any such excess.

      The  Company  assesses  whether the entity in which the  acquired  revenue interest  exists meets the indefinite life criteria based on a number of factors including:  the  historical  and potential  future  operating  performance;  the historical and potential future rates of attrition among existing  clients;  the stability and longevity of existing client relationships; the recent, as well as long-term, investment performance; the characteristics of the entities' products and investment  styles;  the stability and depth of the management  team and the history and perceived franchise or brand value.

NOTE 5. COMMITMENTS AND CONTINGENCIES

      In October 2000, the Company completed the Platinum Transaction. Under the terms of the  Platinum  Transaction,  all leases and  corresponding  obligations associated with the Transaction Processing and Software Business were assumed by
Platinum.  Prior  to  the  Platinum  Transaction,  the  Company  guaranteed  two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio,  Texas, and expired in 2006. The second lease is related to office space located in Austin, Texas, and expires in
2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted rent payments total  approximately  $3,546,000 at June 30, 2007. In conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
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

      The Company has never  declared or paid any cash  dividends  on its Common
Stock.  Pursuant  to the  Settlement,  $2,270,017  was  distributed  to  certain stockholders in August 2006 (See Note 2). On June 30, 2006, Newcastle elected to receive  Preferred  Dividends  in cash for the period from June 19, 2005 through
June 30, 2006.

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
ACTUAL RESULTS MAY VARY MATERIALLY  FROM THOSE DESCRIBED  HEREIN AS ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The  following  is  a  discussion  of  the  interim  unaudited   condensed
consolidated  financial  condition  and  results of  operations  for New Century
Equity Holdings Corp. and  subsidiaries  for the three and six months ended June
30, 2007. It should be read in conjunction with the Unaudited  Interim Condensed
Consolidated  Financial  Statements of the Company,  the notes thereto and other financial  information  included  elsewhere  in this report,  and the  Company's
Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

OPERATING REVENUES

      During the three and six months  ended June 30, 2006,  operating  revenues consisted of revenue sharing payments under the Ascendant Agreement.  Since June
30, 2006, the Company has not recorded revenue under the Ascendant Agreement and has not received revenue sharing payments from Ascendant.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and  administrative  ("G&A")  expenses are  comprised of all costs incurred  in direct  support of the  business  operations  of the  Company.  G&A expenses  increased by $118,000,  or 381%, and $206,000 or 169%, to $149,000 and
$328,000,  respectively,  during the three and six months  ended June 30,  2007, respectively, as compared to the corresponding periods of the prior fiscal year.
The  increase in G&A  expenses  results  from the absence of a credit  which was included in the three and six month periods of the prior fiscal year. The credit resulted from a refund of legal and  professional  fees of $125,000  received by the Company  during the quarter  ended June 30, 2006 to settle a dispute  with a law firm that had previously been hired by the Company.

INTEREST INCOME

      Interest  income  increased  by $3,000,  or 2%, and  $35,000,  or 13%,  to
$156,000 and $312,000, respectively,  during the three and six months ended June
30, 2007,  respectively,  as compared to the corresponding  periods of the prior fiscal year.  This increase was  attributable  to slightly  higher cash balances available for short-term investment.

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
See Part II, Item 1. "Legal Proceedings."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $12,353,000 at June 30, 2007, from
$12,319,000 at December 31, 2006. The increase  resulted from interest income of approximately  $312,000  offset by cash  funding of general  and  administrative expenses during the six months ended June 30, 2007.

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

LEASE GUARANTEES

      In October 2000, the Company completed the Platinum Transaction. Under the terms of the  Platinum  Transaction,  all leases and  corresponding  obligations associated with the Transaction Processing and Software Business were assumed by
Platinum.  Prior  to  the  Platinum  Transaction,  the  Company  guaranteed  two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio,  Texas, and expired in 2006. The second lease is related to office space located in Austin, Texas, and expires in
2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted rent payments total  approximately  $3,546,000 at June 30, 2007. In conjunction  with the Platinum  Transaction,  Platinum  agreed to indemnify  the
Company should the underlying operating companies not perform under the terms of the office  leases.  The  Company  can  provide no  assurance  as to  Platinum's ability, or willingness,  to perform its obligations under the  indemnification.
The Company does not believe it is probable  that it will be required to perform under the  remaining  lease  guarantee  and,  therefore,  no liability  has been accrued in the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The  Company  is exposed  to  interest  rate risk  primarily  through  its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with changing interest rates as of June 30, 2007 because the Company's intention is to maintain a liquid portfolio. The Company has not used derivative financial instruments in its operations.

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

      The  Settlement  provided that, if the Company had not acquired a business that generated revenues by March 1, 2007, the plaintiff  maintained the right to pursue a claim to liquidate the Company. This custodian claim was one of several claims  asserted in the Lawsuit.  Even if such a claim is elected to be pursued, there is no  assurance  that it will be  successful.  In  addition,  the Company believes that it has preserved its right to assert that the Ascendant investment meets the foregoing requirement to acquire a business.

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
limit of  $5,000,000.  The  Company  and the  insurance  carrier  have agreed in principle to settle all claims for  reimbursement of legal and professional fees associated  with the  Lawsuit,  and based on this,  the Company  has  recorded a receivable from the insurance carrier of $240,000 as of June 30, 2007.

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

ITEM 1A. RISK FACTORS

      The Risk Factors  included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not  materially  changed other than as set forth below.

OUR RESULTS OF OPERATIONS COULD BE HARMED AS A RESULT OF CERTAIN ISSUES RELATING
TO THE  SETTLEMENT  OF THE DAVIS  LITIGATION,  INCLUDING  IF WE DO NOT COLLECT A
RECEIVABLE FROM OUR INSURANCE CARRIER WITH RESPECT TO DEFENSE COSTS.

      As discussed  in Item 1, "Legal  Proceedings,"  on August 11, 2004,  Craig
Davis,  allegedly a stockholder of the Company,  filed a lawsuit in the Chancery
Court of New Castle  County,  Delaware  (the  "Lawsuit").  The Lawsuit  asserted direct claims, and also derivative claims on the Company's behalf,  against five former and three  current  directors  of the  Company.  On April 13,  2006,  the
Company  announced  that it reached an agreement  with all of the parties to the
Lawsuit to settle all claims relating  thereto (the  "Settlement").  On June 23,
2006,  the Chancery  Court  approved the  Settlement,  and on July 25, 2006, the
Settlement became final and non-appealable.

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
limit of  $5,000,000.  The  Company  and the  insurance  carrier  have agreed in principle to settle all claims for  reimbursement of legal and professional fees associated  with the  Lawsuit,  and based on this,  the Company  has  recorded a receivable  from the  insurance  carrier of  $240,000 as of June 30,  2007.  Our results  of  operations  could be harmed  if we do not  settle  these  claims on favorable terms with the insurance carrier.

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

                                NEW CENTURY EQUITY HOLDINGS CORP.
                                     (Registrant)

Date: August 14, 2007           By:           /s/ John P. Murray
                                    --------------------------------------------
                                                 John P. Murray
                                             CHIEF FINANCIAL OFFICER
                                (Duly authorized and principal financial officer)

