Form 10-Q
period 2007-09-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2007-11-14
CIK 1013706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended September 30, 2007

                                       or

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

      Indicated  below is the number of shares  outstanding of the  registrant's only class of common stock at November 14, 2007:

                                              Number of Shares
                       Title of Class            Outstanding
                ----------------------------- ----------------
                Common Stock, $0.01 par value    53,883,872

               NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                 PAGE

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 2007 (Unaudited)
         and December 31, 2006..................................................  3

        Unaudited Condensed Consolidated Statements of Operations - For the
         Three and Nine Months ended September 30, 2007 and 2006................  4

        Unaudited Condensed Consolidated Statements of Cash Flows - For the
         Nine Months ended September 30, 2007 and 2006..........................  5

        Notes to Unaudited Interim Condensed Consolidated Financial Statements..  6

Item 2. Management's Discussion and Analysis of Financial Condition and

PART II OTHER INFORMATION

                                      PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           September 30,   December 31,
                                                                               2007           2006
                                                                           -------------   -----------
                                                                           (Unaudited)

                                     ASSETS

Current assets:
 Cash and cash equivalents .............................................     $ 12,402       $ 12,319
 Insurance receivable and other assets .................................          246            368
                                                                             --------       --------

  Total current assets .................................................       12,648         12,687

Property and equipment, net ............................................            2           --

Revenue interest .......................................................          803            803
                                                                             --------       --------
     Total assets ......................................................     $ 13,453       $ 13,490
                                                                             ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ......................................................     $   --         $     13
 Accrued liabilities ...................................................          102            161
                                                                             --------       --------

    Total current liabilities ..........................................          102            174

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized;
  no shares issued and outstanding .....................................         --             --
 Common stock, $0.01 par value, 75,000,000 shares authorized;
  53,883,872 shares issued and outstanding .............................          539            539
 Additional paid-in capital ............................................       75,357         75,340
 Accumulated deficit ...................................................      (62,545)       (62,563)
                                                                             --------       --------
  Total stockholders' equity ...........................................       13,351         13,316
                                                                             --------       --------
   Total liabilities and stockholders' equity ..........................     $ 13,453       $ 13,490
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

                                                   3

                    NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                               2007        2006        2007        2006
                                             --------    --------    --------    --------
Operating revenues .......................   $   --      $   --      $   --      $     69

Operating expenses:
  General and administrative expenses ....        121         235         448         367
                                             --------    --------    --------    --------
Operating loss ...........................       (121)       (235)       (448)       (298)

Other income (expense):
  Derivative settlement costs ............       --          --          --          (600)
  Interest income ........................        155         153         466         430
                                             --------    --------    --------    --------

Total other income (expense) .............        155         153         466        (170)
                                             --------    --------    --------    --------

Net income (loss) ........................         34         (82)         18        (468)

Preferred stock dividend .................       --          --          --          (100)
                                             --------    --------    --------    --------
Net income (loss) applicable to
  common stockholders ....................   $     34    $    (82)   $     18    $   (568)
                                             ========    ========    ========    ========

Basic and diluted net income (loss) per
common share:
  Net income (loss) ......................   $   0.00    $  (0.00)   $   0.00    $  (0.01)
                                             ========    ========    ========    ========

Weighted average common shares outstanding     53,884      53,883      53,884      41,063
                                             ========    ========    ========    ========

The  accompanying  notes are an  integral  part of these  interim  condensed  consolidated financial statements.

                                            4

                  NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   -------------------
                                                                     2007       2006
                                                                   --------   --------
Cash flows from operating activities:
Net income (loss) ............................................     $     18   $   (468)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Share based payment expense .................................           17         17
 Bad debt expense ............................................         --           34
 Fair market value of services ...............................         --           17
 Changes in operating assets and liabilities:
  Increase in accounts receivable ............................         --           (1)
  Decrease in prepaid and other assets .......................          122      1,154
  Decrease in accounts payable ...............................          (13)       (48)
  Decrease in accrued liabilities ............................          (59)      (313)
                                                                   --------   --------
Net cash provided by operating activities ....................           85        392

Cash flows from investing activities:
  Purchase of property and equipment .........................           (2)      --
  Purchase of revenue interest ...............................         --         (388)
                                                                   --------   --------
Net cash used in investing activities ........................           (2)      (388)

Cash flows from financing activities: ........................         --         --
  Cash dividends paid on preferred stock .....................         --         (207)
                                                                   --------   --------
Net cash used in financing activities ........................         --         (207)

Net increase (decrease) in cash and cash equivalents .........           83       (203)
Cash and cash equivalents, beginning of period ...............       12,319     12,487
                                                                   --------   --------

Cash and cash equivalents, end of period .....................     $ 12,402   $ 12,284
                                                                   ========   ========

Supplemental disclosure of non-cash transactions:
    Preferred stock dividend .................................     $   --     $    100

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

      During May 2005, the Company sold its equity interest in Sharps Compliance
Corp. ("Sharps") for approximately $334,000.  Following the sale of its interest in Sharps, the Company no longer holds any investments made by former management and which  reflected  former  management's  strategy of investing in high-growth companies.

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
limit of $5,000,000. The Company and the insurance carrier have agreed to settle all claims for  reimbursement of legal and professional fees associated with the
Lawsuit  and,  based on this,  the Company has  recorded a  receivable  from the insurance carrier of $240,000 as of September 30, 2007. During October 2007, the
Company collected $240,000 from the insurance carrier.

NOTE 3. STOCK BASED COMPENSATION

      During  the  quarter  ended  March  31,  2006,  the  Company  adopted  the
provisions  of  Statement  of  Financial   Accounting   Standards  No.   123(R),
"Share-Based  Payment"  (SFAS 123R) using the modified  prospective  application transition method. Under this method,  previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires  measurement of all employee  stock-based  compensation  awards using a fair-value method and recording  of such expense in the  consolidated  financial  statements  over the requisite service period.  Previously, the Company had applied the provisions of
Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees"  (APB 25) and  related  interpretations  and  elected to utilize  the disclosure  option of  Statement  of  Financial  Accounting  Standards  No. 123,
"Accounting  for  Stock-Based  Compensation"  (SFAS 123).  The Company  recorded stock-based  compensation expense of $17,000 under the fair-value  provisions of
SFAS 123R during the nine months  ended  September  30, 2007 and  September  30,
2006. The Company  utilizes  stock-based  awards as a form of  compensation  for employees, officers and directors.

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
The Company also agreed to provide various marketing  services to Ascendant.  On
November 5, 2007,  John Murray,  Chief  Financial  Officer of the  Company,  was
appointed  to the  Investment  Advisory  Committee  of Ascendant to serve in the place of the Company's former CEO. The total potential  purchase price under the
terms  of  the  Ascendant  Agreement  is  $1,550,000,   payable  in  four  equal
installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006. Subject to the provisions of the
Ascendant Agreement,  including  Ascendant's  compliance with the terms thereof, the third  installment  was payable on April 5, 2006 and the fourth  installment was payable on July 5, 2006. On April 5, 2006,  the Company  elected not to make the  April  installment  payment  and  subsequently  determined  not to make the installment  payment  due July 5, 2006.  The  Company  believed  that it was not required  to make the  payments  because  Ascendant  did not  satisfy all of the conditions in the Ascendant Agreement.

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

      Ascendant had assets under  management of  approximately  $35,000,000  and
$27,100,000 as of September 30, 2007 and December 31, 2006, respectively.  Under the  Ascendant  Agreement,  revenues  earned by the Company  from the  Ascendant revenue  interest (as  determined in accordance  with the terms of the Ascendant
Agreement)  are  payable in cash  within 30 days after the end of each  quarter.
Under the terms of the  Ascendant  Agreement,  Ascendant  has 45 days  following notice by the Company to cure any material  breach by Ascendant of the Ascendant
Agreement,  including with respect to payment  obligations.  Ascendant failed to make the required revenue sharing payments for the quarters ended June 30, 2006,
September  30, 2006,  December 31, 2006,  March 31, 2007 and June 30, 2007, in a
timely manner and did not cure such failures  within the required 45 day period.
In addition,  Ascendant has not made the payment for the quarter ended September
30, 2007. Under the terms of the Ascendant Agreement,  upon notice of an uncured material  breach,  Ascendant is required to fully refund all amounts paid by the
Company, and the Company's revenue interest remains outstanding.

      The Company has not recorded any revenue or  corresponding  receivable for revenue sharing payments for the quarters ended September 30, 2006, December 31,
2006,  March 31, 2007,  June 30, 2007 and September  30, 2007.  According to the
Ascendant  Agreement,  if  Ascendant  acquires  the  revenue  interest  from the
Company,  Ascendant  must  pay the  Company  a  return  on the  capital  that it invested.  Pursuant to the Ascendant Agreement,  the required return will not be impacted by any payments not made by Ascendant.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

      In October 2000, the Company completed the Platinum Transaction. Under the terms of the  Platinum  Transaction,  all leases and  corresponding  obligations associated with the Transaction Processing and Software Business were assumed by
Platinum.  Prior  to  the  Platinum  Transaction,  the  Company  guaranteed  two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio,  Texas, and expired in 2006. The second lease is related to office space located in Austin, Texas, and expires in
2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted rent payments total approximately $3,191,000 at September 30, 2007.
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

      Pursuant  to the sale of  4,807,692  newly  issued  shares of the Series A
Preferred  Stock to Newcastle on June 18, 2004,  the Company agreed to indemnify
Newcastle  from any  liability,  loss or  damage,  together  with all  costs and expenses  related  thereto,  that the  Company  may suffer  which  arises out of affairs of the Company, its board of directors or employees prior to the closing of the Newcastle Transaction.

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

      In a letter to the Company dated  October 16, 2007, a lawyer  representing
Steven J. Pully (the  former  CEO)  alleged  that the  Company  filed  false and misleading  disclosure with the Securities and Exchange  Commission with respect to the  elimination of Mr.  Pully's  compensation  (see the Company's  Forms 8-K filed on September 5, 2007 and October 17, 2007).  No specifics were provided as to such allegations. The Company believes such allegations are unfounded and, if a claim is made, the Company intends to vigorously defend itself.

NOTE 6. RELATED PARTY TRANSACTIONS

      In June  2004,  in  connection  with  the  Newcastle  Transaction,  Mark
Schwarz,   Chief   Executive   Officer  and  Chairman  of  Newcastle   Capital
Management,  L.P. ("NCM"),  Steven J. Pully, former President of NCM, and John
Murray,  Chief Financial  Officer of NCM, assumed positions as Chairman of the
Board, Chief Executive Officer and Chief Financial Officer,  respectively,  of the  Company.  Mr.  Pully  received  an  annual  salary of  $150,000  as Chief

Executive  Officer of the  Company.  Mr.  Pully  resigned  as Chief  Executive
Officer of the Company  effective  October 15, 2007. Mr. Schwarz is performing the  functions  of Chief  Executive  Officer.  NCM is the  general  partner of
Newcastle, which owns 19,380,768 shares of Common Stock of the Company.

      The Company's corporate headquarters are currently located at 200 Crescent
Court, Suite 1400,  Dallas,  Texas 75201, which are also the offices of NCM. The
Company occupies a portion of NCM space on a month-to-month  basis at $2,500 per month, pursuant to a services agreement entered into between the parties. NCM is the general  partner of  Newcastle.  The Company also  receives  accounting  and administrative services from employees of NCM pursuant to such agreement.

NOTE 7. SHARE CAPITAL

      On July 10, 2006, the Company entered into a stockholders rights plan (the
"Rights Plan") that replaced the Company's  stockholders  rights plan dated July
10, 1996 (the "Old Rights Plan") that expired according to its terms on July 10,
2006.  The Rights Plan  provides for a dividend  distribution  of one  preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was payable on July 10, 2006, to the Company's  stockholders  of record at the close of  business  on that date (the  "Record  Date").  The terms of the
Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July
10, 2006, by and between New Century  Equity  Holdings Corp. and The Bank of New
York Trust Company, N.A., as Rights Agent.

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
ACTUAL RESULTS MAY VARY MATERIALLY  FROM THOSE DESCRIBED  HEREIN AS ANTICIPATED,
BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE
THESE FORWARD-LOOKING STATEMENTS.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          RESULTS OF OPERATIONS

GENERAL

      The  following  is  a  discussion  of  the  interim  unaudited   condensed
consolidated  financial  condition  and  results of  operations  for New Century
Equity  Holdings  Corp.  and  subsidiaries  for the three and nine months  ended
September 30, 2007. It should be read in conjunction with the Unaudited  Interim
Condensed  Consolidated  Financial  Statements of the Company, the notes thereto and other  financial  information  included  elsewhere in this  report,  and the
Company's Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

OPERATING REVENUES

      During the three and nine  months  ended  September  30,  2006,  operating revenues  consisted of revenue sharing  payments under the Ascendant  Agreement.
Since  June 30,  2006,  the  Company  has not  recorded  any  revenue  under the
Ascendant   Agreement  and  has  not  received  revenue  sharing  payments  from
Ascendant.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and  administrative  ("G&A")  expenses are  comprised of all costs incurred  in direct  support of the  business  operations  of the  Company.  G&A expenses  decreased  by  $114,000,  or 49%, to $121,000  during the three months ended September 30, 2007, as compared to the  corresponding  period of the prior fiscal year. This decrease is primarily  attributable to a decrease in legal and professional  fees,  officers'  compensation and bad debt expense.  G&A expenses increased by $81,000, or 22%, to $448,000 during the nine months ended September
30, 2007, as compared to the corresponding period of the prior fiscal year. This increase is primarily attributable to the absence of a credit which was included in the prior fiscal period offset by a decrease in legal and professional  fees, officers'  compensation and bad debt expense.  The credit resulted from a refund of legal and  professional  fees of $125,000  received by the Company during the quarter  ended  June 30,  2006,  to  settle a  dispute  with a law firm that had previously been hired by the Company.

INTEREST INCOME

      Interest  income  increased  by  $2,000,  or 1%,  and  $36,000,  or 8%, to
$155,000  and  $466,000,  respectively,  during the three and nine months  ended
September 30, 2007,  respectively,  as compared to the corresponding  periods of the prior fiscal year.  This increase is  attributable  to slightly  higher cash balances available for short-term investment.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $12,402,000 at September 30, 2007, from  $12,319,000  at December 31, 2006.  The increase  resulted  from  interest income  of  approximately  $466,000  offset  by  cash  funding  of  general  and administrative expenses during the nine months ended September 30, 2007.

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

LEASE GUARANTEES

      In October 2000, the Company completed the Platinum Transaction. Under the terms of the  Platinum  Transaction,  all leases and  corresponding  obligations associated with the Transaction Processing and Software Business were assumed by
Platinum.  Prior  to  the  Platinum  Transaction,  the  Company  guaranteed  two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio,  Texas, and expired in 2006. The second lease is related to office space located in Austin, Texas, and expires in
2010.  Under the  original  terms of the second  lease,  the  remaining  minimum undiscounted rent payments total approximately $3,191,000 at September 30, 2007.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The  Company  is exposed  to  interest  rate risk  primarily  through  its portfolio of cash equivalents and short-term marketable securities.  The Company does not believe that it has  significant  exposure to market  risks  associated with changing  interest  rates as of September  30, 2007,  because the Company's intention is to maintain a liquid portfolio. The Company has not used derivative financial instruments in its operations.

ITEM 4. CONTROLS AND PROCEDURES

      Disclosure controls are procedures that are designed with the objective of ensuring  that  information  required to be disclosed in the  Company's  reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this  Form  10-Q,  is  reported  in  accordance  with  the  rules of the SEC.
Disclosure  controls are also  designed with the objective of ensuring that such
information  is  accumulated   appropriately  and  communicated  to  management,
including the principal  executive  officer and principal  financial  officer as appropriate  to allow timely  decisions  regarding  required  disclosures.  John
Murray,  the Company's CFO, is the Company's  principal  financial  officer.  Up until his resignation as CEO in October 2007,  Steven J. Pully was the Company's
principal executive officer. Since Mr. Pully's resignation, Mark E. Schwarz, the
Chairman of the Board of the Company,  has served the function of the CEO and is currently the principal executive officer of the Company.

      As of the end of the period  covered by this report,  the Company  carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's  management,  including the Company's  principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's  disclosure controls and procedures pursuant to Exchange Act Rules
13a-15(e) and 15d-15(e).  Based upon that  evaluation,  the principal  executive officer and principal financial officer concluded that the Company's  disclosure controls  and  procedures  are  effective  in timely  alerting  them to material information  relating to the Company  (including its consolidated  subsidiaries)
required to be included in the Company's periodic SEC filings.  No change in the
Company's  internal  control  over  financial  reporting  (as  defined  in  Rule
13a-15(f) of the Exchange Act) occurred during the period covered by this report that  materially  affected  or is  reasonably  likely to  materially  affect the
Company's internal control over financial reporting.

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
limit of $5,000,000. The Company and the insurance carrier have agreed to settle all claims for  reimbursement of legal and professional fees associated with the
Lawsuit,  and based on this,  the Company  has  recorded a  receivable  from the insurance carrier of $240,000 as of September 30, 2007. During October 2007, the
Company collected $240,000 from the insurance carrier.

      Pursuant  to the sale of  4,807,692  newly  issued  shares of the Series A
Preferred  Stock to Newcastle on June 18, 2004,  the Company agreed to indemnify
Newcastle  from any  liability,  loss or  damage,  together  with all  costs and expenses  related  thereto,  that the  Company  may suffer  which  arises out of affairs of the Company, its board of directors or employees prior to the closing of the Newcastle Transaction.

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

      In a letter to the Company dated  October 16, 2007, a lawyer  representing
Steven J. Pully (the  former  CEO)  alleged  that the  Company  filed  false and misleading  disclosure with the Securities and Exchange  Commission with respect to the  elimination of Mr.  Pully's  compensation  (see the Company's  Forms 8-K filed on September 5, 2007 and October 17, 2007).  No specifics were provided as to such allegations. The Company believes such allegations are unfounded and, if a claim is made, the Company intends to vigorously defend itself.

ITEM 1A. RISK FACTORS

      The Risk Factors  included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, have not materially  changed other than as set forth below.

OUR RESULTS OF OPERATIONS COULD BE HARMED AS A RESULT OF CERTAIN ISSUES RELATING
TO THE SETTLEMENT OF THE DAVIS LITIGATION.

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
limit of $5,000,000. The Company and the insurance carrier have agreed to settle all claims for  reimbursement of legal and professional fees associated with the
Lawsuit  and,  based on this,  the Company has  recorded a  receivable  from the insurance carrier of $240,000 as of September 30, 2007. During October 2007, the
Company collected $240,000 from the insurance carrier.

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

ITEM 6. EXHIBITS

      Exhibits:

      31.1  Certification  of Principal  Executive  Officer in  Accordance  with
            Section 302 of the Sarbanes-Oxley Act (filed herewith)
      31.2  Certification  of Principal  Financial  Officer in  Accordance  with
            Section 302 of the Sarbanes-Oxley Act (filed herewith)
      32.1  Certification  of Principal  Executive  Officer in  Accordance  with
            Section 906 of the Sarbanes-Oxley Act (filed herewith)
      32.2  Certification  of Principal  Financial  Officer in  Accordance  with
            Section 906 of the Sarbanes-Oxley Act (filed herewith)

                                    SIGNATURE

      Pursuant to the  requirements  of the Securities  Exchange Act of 1934, as amended,  the  registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW CENTURY EQUITY HOLDINGS CORP.
                                    (Registrant)

Date: November 14, 2007         By: /s/ John P. Murray
                                    ---------------------------
                                               John P. Murray
                                          CHIEF FINANCIAL OFFICER
                                (Duly authorized and principal financial officer)

