Form 10-K
period 2007-12-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2008-03-28
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,970,807.

As of March 28, 2008, the registrant had 53,883,872 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its 2008 Annual Meeting of Stockholders to be held on a date to be determined, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2007.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2007

PART I

ITEM 1.  BUSINESS

This Annual Report on Form 10-K contains certain “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission (“SEC”).  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

Introduction

New Century Equity Holdings Corp. (“NCEH” or the “Company”) is a company in transition.  The Company is currently seeking to redeploy its assets to enhance stockholder value and is seeking, analyzing and evaluating potential acquisition and merger candidates.  On October 5, 2005, the Company made an investment in ACP Investments L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  The Company’s interest in Ascendant currently represents the Company’s sole operating business.

Historical Overview

The Company, which was formerly known as Billing Concepts Corp. (“BCC”), was incorporated in the state of Delaware in 1996.  BCC was previously a wholly-owned subsidiary of U.S. Long Distance Corp. (“USLD”) and principally provided third-party billing clearinghouse and information management services to the telecommunications industry (the “Transaction Processing and Software Business”).  Upon its spin-off from USLD, BCC became an independent, publicly-held company.  In October 2000, the Company completed the sale of several wholly-owned subsidiaries that comprised the Transaction Processing and Software Business to Platinum Holdings (“Platinum”) for consideration of $49,700,000 (the “Platinum Transaction”).  The Company also received payments totaling $7,500,000 for consulting services provided to Platinum over the twenty-four month period subsequent to the Platinum Transaction.

Beginning in 1998, the Company made multiple investments in Princeton eCom Corporation (“Princeton”) totaling approximately $77,300,000 before selling all of its interest for $10,000,000 in June 2004.  The Company’s strategy, beginning with its investment in Princeton, of making investments in high-growth companies was also facilitated through several other investments.

In early 2004, the Company announced that it would seek stockholder approval to liquidate the Company.  In June of 2004, the board of directors of the Company determined that it would be in the best interest of the Company to accept an investment from Newcastle Partners, L.P. (“Newcastle”), an investment fund with a long track record of investing in public and private companies.  On June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4% Convertible Preferred Stock (the “Series A Preferred Stock”) to Newcastle for $5,000,000 (the “Newcastle Transaction”).  The Series A Preferred Stock was convertible into approximately thirty-five percent of the Company’s common stock (the “Common Stock”), at any time after the expiration of twelve months from the date of its issuance at a conversion price of $0.26 per share of Common Stock, subject to adjustment for dilution.  The holders of the Series A Preferred Stock were entitled to a four percent annual cash dividend (the "Preferred Dividends").  Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.  On July 3, 2006, Newcastle converted its Series A Preferred Stock into 19,230,768 shares of Common Stock.

During May 2005, the Company sold its equity interest in Sharps Compliance Corp. (“Sharps”) for approximately $334,000.  Following the sale of its interest in Sharps, the Company no longer holds any investments made by former management and which reflected former management’s strategy of investing in high-growth companies.

Derivative Lawsuit

On August 11, 2004, Craig Davis, allegedly a stockholder of the Company, filed a lawsuit in the Chancery Court of New Castle County, Delaware (the “Lawsuit”).  The Lawsuit asserted direct claims, and also derivative claims on the Company’s behalf, against five former and three current directors of the Company.  On April 13, 2006, the Company announced that it reached an agreement with all of the parties to the Lawsuit to settle all claims relating thereto (the “Settlement”).  On June 23, 2006, the Chancery Court approved the Settlement, and on July 25, 2006, the Settlement became final and non-appealable.  As part of the Settlement, the Company set up a fund (the “Settlement Fund”), which was distributed to stockholders of record as of July 28, 2006, with a payment date of August 11, 2006.  The portion of the Settlement Fund distributed to stockholders pursuant to the Settlement was $2,270,017 or approximately $.04 per common share on a fully diluted basis, provided that any Common Stock held by defendants in the Lawsuit who were formerly directors of the Company would not be entitled to any distribution from the Settlement Fund.  The total Settlement proceeds of $3,200,000 were funded by the Company’s insurance carrier and by Parris H. Holmes, Jr., the Company’s former Chief Executive Officer, who contributed $150,000.  Also included in the total Settlement proceeds is $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the Company to the Settlement Fund.  Therefore, the Company  recognized a loss of $600,000 related to the Lawsuit for the year ended December 31, 2006.  As part of the Settlement, the Company and the other defendants in the Lawsuit agreed not to oppose the request for fees and expenses by counsel to the plaintiff of $929,813.  Under the Settlement, the plaintiff, the Company and the other defendants (including Mr. Holmes) also agreed to certain mutual releases.

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

In connection with the resolution of the Lawsuit, the Company has ceased funding of legal and professional fees of the current and former director defendants.  The funding of legal and professional fees was made pursuant to indemnification arrangements that were in place during the respective terms of each of the defendants.  The Company has met the $500,000 retention as stipulated in the Company’s directors’ and officers’ liability insurance policy.  The directors’ and officers’ liability insurance policy carries a maximum coverage limit of $5,000,000.  During October 2007, the Company and the insurance carrier agreed to settle all claims for reimbursement of legal and professional fees associated with the Lawsuit for $240,000.

Alternative Asset Management Operations

On October 5, 2005, the Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Pursuant to the Ascendant Agreement, the Company is entitled to a 50% interest, subject to certain adjustments, in the revenues of Ascendant, which interest declines if the assets under management of Ascendant reach certain levels.  Revenues generated by Ascendant include revenues from assets under management or any other sources or investments, net of any agreed commissions.  The Company also agreed to provide various marketing services to Ascendant.  On November 5, 2007, John Murray, Chief Financial Officer of the Company, was appointed to the Investment Advisory Committee of Ascendant to serve in the place of the Company’s former CEO.  The total potential purchase price under the terms of the Ascendant Agreement is $1,550,000, payable in four equal installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006.  Subject to the provisions of the Ascendant Agreement, including Ascendant’s compliance with the terms thereof, the third installment was payable on April 5, 2006 and the fourth installment was payable on July 5, 2006.  On April 5, 2006, the Company elected not to make the April installment payment and subsequently determined not to make the installment payment due July 5, 2006.  The Company believed that it was not required to make the payments because Ascendant did not satisfy all of the conditions in the Ascendant Agreement.

Subject to the terms of the Ascendant Agreement, if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the Company’s revenue interest at a price which would yield a 10% annualized return to the Company.  The Company has been notified by Ascendant that Ascendant is exercising this right as a result of the Company’s election not to make its third and fourth installment payments.  The Company believes that Ascendant has not satisfied the requisite conditions to repurchase the Company’s revenue interest.

Ascendant had assets under management of approximately $37,500,000 and $27,100,000 as of December 31, 2007 and December 31, 2006, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

The Company has not recorded any revenue or received any revenue sharing payments for the quarters ended September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

In connection with the Ascendant Agreement, the Company also entered into the Principals Agreement with Ascendant and certain limited partners and key employees of Ascendant (the “Principals Agreement”) pursuant to which, among other things, the Company has the option to purchase limited partnership interests of Ascendant under certain circumstances.  Effective March 14, 2006, in accordance with the terms of the Principals Agreement, the Company acquired a 7% limited partnership interest from a limited partner of Ascendant for nominal consideration.  The Principals Agreement contains certain noncompete and nonsolicitation obligations of the partners of Ascendant that apply during their employment and the twelve month period following the termination thereof.

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

The Company assesses whether the entity in which the acquired revenue interest exists meets the indefinite life criteria based on a number of factors including: the historical and potential future operating  performance; the historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the recent, as well as long-term, investment performance; the characteristics of the entities’ products and investment styles; the stability and depth of the management  team and the history and perceived franchise or brand value.

Employees

As of December 31, 2007, the Company had one employee.  The Company’s employee is not represented by a union.  The Company believes that its employee relations are good.

Item 1A. RISK FACTORS

The following paragraphs discuss certain factors that may affect the Company’s business, financial condition and operating results.  For the purposes of the following paragraphs, unless the context otherwise requires, the terms “we”, “us” and “our” refer to NCEH. You should consider carefully the risks and uncertainties described below and the other information in this report.  The risks set forth below are not the only ones we face.  Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may become important or impair our business.  If any of the following risks actually occur, our business, financial condition and results could be materially adversely affected, the trading price of our Common Stock could decline and the likelihood of there being any potential return to stockholders would diminish.

Our results of operations could be harmed as a result of certain issues relating to the settlement of the Davis litigation.

As discussed in Item 3 “Legal Proceedings”, on August 11, 2004, Craig Davis, allegedly a stockholder of the Company, filed a lawsuit in the Chancery Court of New Castle County, Delaware.  The lawsuit asserted direct claims, and also derivative claims on the Company’s behalf, against five former and three current directors of the Company.  On April 13, 2006, we announced that we reached an agreement with all of the parties to the lawsuit to settle all claims relating thereto.  On July 25, 2006, the Settlement became final and non-appealable.

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

Among the claims filed by Mr. Davis was a claim that the Company operated as an illegal investment company in violation of the Investment Company Act of 1940 (the “Investment Company Act”).  Although we do not believe that we have violated the Investment Company Act in the past, or at present, there can be no assurance that we have not, or are not, in violation of, the Investment Company Act.  In the event the SEC or a court took the position that we were an investment company, our failure to register as an investment company would not only raise the possibility of an enforcement or other legal action by the SEC and potential fines and penalties, but also could threaten the validity of corporate actions and contracts entered into by us during the period we were deemed to be an unregistered investment company, among other remedies.

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

The operations of Ascendant will be affected by many economic factors, including the performance of the securities markets.  Declines in the securities markets, in general, and the equity markets, in particular, would likely reduce Ascendant’s assets under management and consequently reduce our revenues.  In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior rates of growth, or continued volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would likely adversely affect Ascendant which, in turn, could impair our revenue interest.  In addition, our decision not to make additional installment payments under the Ascendant Agreement, and thereby cease funding Ascendant, could have a material impact on Ascendant’s operations if Ascendant is unable to grow its assets under management in order to sustain itself and could cause Ascendant to take one or more of several actions, including to seek financial support from other sources and/or cease operations.

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

Additionally, if we underwent an ownership change within the meaning of Sections 382 and 383 of the Internal Revenue Code, the NOL and capital loss carryforward limitations would impose an annual limit on the amount of the taxable income and capital gain that may be offset by our NOL and capital loss generated prior to the ownership change.  If an ownership change were to occur, we may be unable to use a significant portion of our NOL and capital loss carryforwards to offset taxable income and capital gains.  In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent shareholders" (within the meaning of Section 382 and 383 of the Internal Revenue Code) whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent shareholder" at any time during the three-year period preceding such date, is more than 50 percentage points.  In general, persons who own 5% or more of a corporation's stock are "5-percent shareholders," and all other persons who own less than 5% of a corporation's stock are treated, together as a single, public group "5-percent shareholder," regardless of whether they own an aggregate of 5% of a corporation's stock.

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

The board of directors previously adopted an amendment to our former Shareholders Rights Plan (“Rights Plan”) which reduced the triggering of the Rights Plan from 15% of the Common Stock to 5% of the Common Stock. During the year ended December 31, 2006, the board of directors replaced this Rights Plan with a new plan with the same lowered 5% threshold. This 5% threshold was adopted to help preserve our NOL and capital loss carryforwards.  There is no guarantee that the new Rights Plan will prevent a stockholder from acquiring more than 5% of the Common Stock.

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

Our Common Stock is illiquid.

Our Common Stock is currently quoted on the OTC Bulletin Board (“OTCBB”), and has traded as low as $0.19 per share during 2007.  Since our Common Stock was delisted from a national exchange and is trading at a price below $5.00 per share, it is subject to certain other rules of the Securities Exchange Act of 1934, as amended.   Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock".  "Penny stock" is defined as any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction.  Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities.  The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.  This could severely limit the market liquidity of our Common Stock and the ability of a stockholder to sell the Common Stock.

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

As of December 31, 2007, our total assets were approximately $13,519,000 of which approximately $803,000 were intangible assets relating to the revenue interest in Ascendant.  We cannot be certain that we will ever realize the value of such intangible assets.  If we were to record an impairment charge for the intangible asset, our results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

In February 2004, the Company leased approximately 1,700 square feet of space at 10101 Reunion Place, Suite 970, San Antonio, Texas, which served as the corporate headquarters from April 2004 until September 2004.  On October 8, 2004, the Company entered into a sublease agreement to sublet the office space located at 10101 Reunion Place, Suite 970, San Antonio, Texas.  Under the terms of the original lease, the Company was obligated to make monthly rental installments of approximately $3,000 through January 31, 2007, the expiration of the lease.  The sublease agreement provided for the subtenant to make monthly rental installments of approximately $2,500 per month through January 31, 2007.  The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of Newcastle Capital Management, L.P. (“NCM”).  NCM is the general partner of Newcastle.  The Company occupies a portion of NCM’s space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties on October 1, 2006.

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

On December 12, 2005, the Company received a letter from the SEC, based on a review of the Company’s Form 10-K filed for the year ended December 31, 2004, requesting that the Company provide a written explanation as to whether the Company is an “investment company” (as such term is defined in the Investment Company Act of 1940).  The Company provided a written response to the SEC, dated January 12, 2006, stating the reasons why it believes it is not an “investment company”.  The Company has provided certain confirmatory information requested by the SEC.  In the event the SEC or a court took the position that the Company is an investment company, the Company’s failure to register as an investment company would not only raise the possibility of an enforcement or other legal action by the SEC and potential fines and penalties, but also could threaten the validity of corporate actions and contracts entered into by the Company during the period it was deemed to be an unregistered investment company, among other remedies.

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

In a letter to the Company dated October 16, 2007, a lawyer representing Steven J. Pully (the former CEO) alleged that the Company filed false and misleading disclosure with the  Securities and Exchange Commission with respect to the elimination of Mr. Pully’s compensation (see the Company’s Forms 8-K filed on September 5, 2007 and October 17, 2007).  No specifics were provided as to such allegations.  The Company believes such allegations are unfounded and, if a claim is made, the Company intends to vigorously defend itself.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2007, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.01 per share, is currently quoted on the OTCBB under the symbol “NCEH.OB”. The table below sets forth the high and low bid prices for the Common Stock from January 1, 2006 through December 31, 2007.  These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

	High	Low
Year Ended December 31, 2006:
1st Quarter	$0.23	$0.15
2nd Quarter	$0.25	$0.19
3rd Quarter	$0.26	$0.18
4th Quarter	$0.23	$0.20

Year Ended December 31, 2007:
1st Quarter	$0.31	$0.22
2nd Quarter	$0.29	$0.22
3rd Quarter	$0.26	$0.21
4th Quarter	$0.23	$0.18

Stockholders

As of March 28, 2008, there were 53,883,872 shares of Common Stock outstanding, held by 500 holders of record as of December 31, 2007.  The last reported sales price of the Common Stock was $0.16 per share on March 27, 2008.

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

Performance Graph

The Company’s Common Stock has been traded publicly since August 5, 1996.  Prior to such date, there was no established market for the Common Stock.  Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our Common Stock to the cumulative return of the S&P 500 Stock Index, the Russell MicroCap Index and the S&P Data Processing and Outsourced Services Index for the period commencing on December 31, 2002 and ending December 31, 2007 (the “Measuring Period”). The Company selected the S&P Data Processing and Outsourced Services Index as a basis of comparison as it believes the issuers comprising this index are in the same line of business as Princeton eCom Corporation (“Princeton”), the investment in which the Company held an interest up until June 2004. The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2002. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

	12/02	12/03	12/04	12/05	12/06	12/07

New Century Equity Holdings	100.00	123.08	115.38	81.73	98.25	90.80
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87
S&P Data Processing & Outsourced Services Index	100.00	117.04	123.40	130.20	143.68	146.72
Russell MicroCap Index	100.00	166.36	189.89	194.76	226.98	208.82

The Performance Graph is based on historical data and is not necessarily indicative of future performance. The Performance Graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the Performance Graph shall not be deemed incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference to such filing.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial and other data for the Company.  The statement of operations data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003 presented below are derived from the audited Consolidated Financial Statements of the Company.  The data presented below for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements and the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included in this report.

	Year Ending December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Operating revenues	$-	$69	$33	$-	$-
Gross profit	-	69	33	-	-
Operating loss	(552)	(573)	(1,009)	(4,854)	(3,174)
Net income (loss)	55	(591)	(543)	(1,903)	(6,516)
Preferred stock dividend	-	(100)	(200)	(107)	-
Net income (loss) applicable to common stockholders	55	(691)	(743)	(2,010)	(6,516)
Basic and diluted net loss per common share:
Net income (loss)	$0.00	$(0.02)	$(0.02)	$(0.06)	$(0.19)
Dividends per common share	$-	$-	$-	$-	$-
Weighted average common shares outstanding	53,884	44,268	34,653	34,653	34,379

	December 31,
Consolidated Balance Sheet Data:
Working capital	$12,585	$12,513	$13,554	$14,428	$4,357
Total assets	13,519	13,490	14,578	15,095	13,036
Long-term obligations and redeemable preferred stock	-	-	2	2	-
Additional paid-in capital	75,357	75,340	75,450	75,428	70,476
Accumulated deficit	$(62,508)	$(62,563)	$(61,872)	$(61,107)	$(59,097)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Business section discussion, the Consolidated Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report.

Continuing Operations

Operating Revenues

On October 5, 2005, the Company entered into the Ascendant Agreement with Ascendant to acquire an interest in the revenues generated by Ascendant.  Pursuant to the Ascendant Agreement, the Company is entitled to a 50% interest, subject to certain adjustments, in the revenues of Ascendant, which interest declines if the assets under management of Ascendant reach certain levels.  Revenues generated by Ascendant include revenues from assets under management or any other sources or investments, net of any agreed commissions.  The Company also agreed to provide various marketing services to Ascendant.  On November 5, 2007, John Murray, Chief Financial Officer of the Company, was appointed to the Investment Advisory Committee of Ascendant to serve in the place of the Company’s former CEO.  The total potential purchase price under the terms of the Ascendant Agreement is $1,550,000, payable in four equal installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006.  Subject to the provisions of the Ascendant Agreement, including Ascendant’s compliance with the terms thereof, the third installment was payable on April 5, 2006 and the fourth installment was payable on July 5, 2006.  On April 5, 2006, the Company elected not to make the April installment payment and subsequently determined not to make the installment payment due July 5, 2006.  The Company believed that it was not required to make the payments because Ascendant did not satisfy all of the conditions in the Ascendant Agreement.

Subject to the terms of the Ascendant Agreement, if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the Company’s revenue interest at a price which would yield a 10% annualized return to the Company.  The Company has been notified by Ascendant that Ascendant is exercising this right as a result of the Company’s election not to make its third and fourth installment payments.  The Company believes that Ascendant has not satisfied the requisite conditions to repurchase the Company’s revenue interest.

Ascendant had assets under management of approximately $37,500,000 and $27,100,000 as of December 31, 2007 and December 31, 2006, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007. Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

The Company has not recorded any revenue or received any revenue sharing payments for the quarters ended September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised of all costs incurred in direct support of the business operations of the Company.  During the year ended December 31, 2007, G&A expenses totaled $552,000 compared to $642,000 during the year ended December 31, 2006 and $1,035,000 during the year ended December 31, 2005. The decrease in G&A for the year ended December 31, 2007, when compared to the year ended December 31, 2006, is primarily attributable to a decrease in legal and professional fees and officer compensation expense.  The decrease in G&A for the year ended December 31, 2006, when compared to the year ended December 31, 2005, is primarily attributable to the decrease in legal and professional fees and directors & officers liability insurance expense.

Depreciation and Amortization

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, goodwill and other intangibles.  During the years ended December 31, 2007 and December 31, 2006, depreciation and amortization expense totaled $0, compared to $7,000 during the year ended December 31, 2005.  The decrease in depreciation and amortization from prior periods is principally the result of fixed asset sales.  The Company made no fixed asset purchases during the year ended December 31, 2007.

Interest Income

Interest income totaled $607,000 during the year ended December 31, 2007, compared to $582,000 and $423,000 during the years ended December 31, 2006 and 2005, respectively.  The increase in interest income for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was attributable to higher average cash balances. The increase in interest income for the year ended December 31, 2006, as compared to the year ended December 31, 2005, was attributable to increased yields available for cash balances.

Derivative Settlement Costs

On April 13, 2006, the Company announced that it reached an agreement with all of the parties to the Lawsuit to settle all claims relating thereto.  The total Settlement proceeds of $3,200,000 were funded by the Company’s insurance carrier and by Parris H. Holmes, Jr., the Company’s former Chief Executive Officer, who contributed $150,000.  Also included in the total Settlement proceeds is $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the Company to the Settlement Fund.  The Company has recognized a net loss of $600,000 related to the Lawsuit for the year ended December 31, 2006.

Income Taxes

As a result of the operating losses incurred for the  years ended December 31, 2006 and 2005 and the utilization of prior year net operating losses to offset income for the year ended December 31, 2007, no provision or benefit for income taxes was recorded for the years ended December 31, 2007, 2006 and 2005.

Liquidity and Capital Resources

The Company’s cash balance increased to $12,679,000 at December 31, 2007, from $12,319,000 at December 31, 2006.  The majority of the increase is attributable to the collection of an insurance receivable related to the Davis Lawsuit and interest income in excess of cash paid for G&A expenses.

During the next 12 months, the Company’s operating cash requirements are expected to consist principally of funding corporate expenses, the costs associated with maintaining a public company and expenses incurred in pursuing the Company’s business plan.  Additionally, the total potential purchase price under the terms of the Ascendant Agreement was $1,550,000, payable in four equal installments of $387,500.  Subject to the provisions of the Ascendant Agreement, the third installment was payable on April 5, 2006 and the fourth installment was payable on July 5, 2006.  On April 5, 2006, the Company elected not to make the April installment payment and subsequently determined not to make the installment payment due July 5, 2006.

Subject to the terms of the Ascendant Agreement, if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the Company’s revenue interest at a price which would yield a 10% annualized return to the Company.  The Company has been notified by Ascendant that Ascendant is exercising this right as a result of the Company’s election not to make its third and fourth installment payments.  The Company believes that Ascendant has not satisfied the requisite conditions to repurchase the Company’s revenue interest, including as a result of Ascendant’s failure to make required revenue sharing payments for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007, and at this time the Company believes it is not obligated to make the third and fourth installment payments to Ascendant.

Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.  The Company has not recorded any revenue or received any revenue sharing payments for the quarters ended September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.  The Company  may incur  additional  operating  losses through fiscal 2008 which  will  continue  to  have a  negative  impact  on  liquidity  and  capital resources.

Lease Guarantees

In October 2000, the Company completed the Platinum Transaction.  Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $2,837,000 at December 31, 2007.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

Off-Balance-Sheet Arrangements

The Company guaranteed two operating leases for office space for certain of its wholly-owned subsidiaries prior to the Platinum Transaction (see Liquidity and Capital Resources-Lease Guarantees above). One such lease expired in 2006.

Contractual Obligations

The Company’s contractual obligations are as follows (in thousands):

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities
reflected on balance sheet
under GAAP	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Seasonality

The Company’s current operations are not significantly affected by seasonality.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business.  General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115,” (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,  “Accounting for Income Taxes.” FIN 48 prescribes  a recognition  threshold and  measurement  attribute  for  the  financial  statement  recognition  and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There  was  no  change  to  the  net  amount  of  assets  and  liabilities recognized in the statement of financial condition as a result of our adoption of FIN 48. At January 1, 2007, we had no unrecognized tax benefits.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The Company does not believe that the requirements of SFAS 157 which were effective for the Company on January 1, 2008 will have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the SFAS 157 requirements which will be effective for the Company on January 1, 2009 on the Company’s results of operations and financial position.

In December 2007, the FASB released Statement of Financial Accounting Standards No. 141(R), Business Combinations (revised 2007) (“SFAS 142(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB released Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk through its portfolio of cash equivalents and short-term investments.  The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 2007, because the Company’s intention is to maintain a liquid portfolio.  The Company has not used derivative financial instruments in its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the related reports of the Company’s independent registered public accounting firm thereon, are included in this report at the page indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Century Equity Holdings Corp.

We have audited the accompanying consolidated balance sheets of New Century Equity Holdings Corp. (a Delaware corporation) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Century Equity Holdings Corp. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

                              /s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
March 25, 2008

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$12,679	$12,319
Insurance receivable and other assets	37	368

Total current assets	12,716	12,687

Revenue interest	803	803

Total assets	$13,519	$13,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$13
Accrued liabilities	131	161

Current and total liabilities	131	174

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized; 53,883,872 shares issued and outstanding	539	539
Additional paid-in capital	75,357	75,340
Accumulated deficit	(62,508)	(62,563)
Total stockholders’ equity	13,388	13,316

Total liabilities and stockholders’ equity	$13,519	$13,490

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Operating revenues	$-	$69	$33

Operating expenses:
General and administrative expenses	552	642	1,035
Depreciation and amortization expense	-	-	7

Operating loss	(552)	(573)	(1,009)
Other income (expense):
Derivative settlement costs	-	(600)	-
Interest income	607	582	423
Other, net	-	-	43

Total other income (expense), net	607	(18)	466

Net Income (loss)	55	(591)	(543)

Preferred stock dividend	-	(100)	(200)
Net income (loss) applicable to common stockholders	$55	$(691)	$(743)

Basic and diluted net income (loss) per common share:
Net income (loss)	$.00	$(.02)	$(.02)

Weighted average common shares outstanding	53,884	44,268	34,653

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Preferred Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Total

Balances at December 31, 2004	34,653	$347	$75,428	$(61,107)	4,808	$48	$49	$14,765
Comprehensive income (loss):

Reclassification of unrealized gain on investment	-	-	-	-	-	-	(49)	(49)
Net loss applicable to common stockholders	-	-	-	(743)	-	-	-	(743)
Comprehensive loss	-	-	-	(743)	-	-	(49)	(792)

Balances at December 31, 2005	34,653	347	75,428	(61,850)	4,808	48	-	13,973

SAB 108 cumulative effect adjustment (note 14)	-	-	22	(22)	-	-	-	-

Balance January 1, 2006, as adjusted	34,653	347	75,450	(61,872)	4,808	48	-	13,973

Fair market value of services	-	-	17	-	-	-	-	17
Share based payment expense	-	-	17	-	-	-	-	17
Comprehensive income (loss):
Conversion of preferred stock	19,231	192	(144)	-	(4,808)	(48)	-	-
Net loss applicable to common stockholders	-	-	-	(691)	-	-	-	(691)
Comprehensive loss	-	-	-	(691)	-	-	-	(691)
Balances at December 31, 2006	53,884	539	75,340	(62.563)	-	-	-	13,316

Share based payment expense	-	-	17	-	-	-	-	17
Comprehensive income (loss):
Net Income applicable to common stockholders	-	-	-	55	-	-	-	55
Comprehensive income	-	-	-	55	-	-	-	55
Balances at December 31, 2007	53,884	$539	$75,357	$(62,508)	-	$-	$-	$13,388

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007		2006	2005

Cash flows from operating activities:
Net income (loss)		$55	(591)	$(543)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense		-	-	7
Loss on sale of Treasury bill		-	-	14
Gain on sale of Sharps Compliance Corp. common stock		-	-	(57)
Share based payment expense		17	17	-
Charge off of revenue interest receivable		-	34	-
Fair market value of services		-	17
Accretion of discount on securities		-	-	(185)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		-	(1)	(33)
(Increase) decrease in insurance receivable and other assets		331	1,275	(1,492)
Increase (decrease) in accounts payable		(13)	(40)	8
Increase (decrease) in accrued liabilities		(28)	(284)	267

Net cash provided by (used in) operating activities		362	427	(2,014)

Cash flows from investing activities:
Purchases of property and equipment		(2)	-	-
Proceeds from sale of short-term investments		-	-	27,186
Purchase of short-term investments		-	-	(13,786)
Purchase of revenue interest		-	(388)	(415)

Net cash provided by (used in) investing activities		(2)	(388)	12,985

Cash flows from financing activities:
Cash dividends paid on preferred stock		-	(207)	(200)

Net cash used in financing activities		-	(207)	(200)

Net increase (decrease) in cash and cash equivalents		360	(168)	10,771
Cash and cash equivalents, beginning of period		12,319	12,487	1,716

Cash and cash equivalents, end of period		$12,679	$12,319	$12,487

Supplemental disclosure of non-cash transactions:
Increase in fair market value of investments	$		$-	$-
Preferred stock dividend	$		$107	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 1.  Business Activity

New Century Equity Holdings Corp. is a company in transition.  The Company is currently seeking to redeploy its assets to enhance stockholder value and is seeking, analyzing and evaluating potential acquisition and merger candidates.  On October 5, 2005, the Company made an investment in ACP Investments L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  The Company’s interest in Ascendant currently represents the Company’s sole operating business.

The Company, which was formerly known as Billing Concepts Corp. (“BCC”), was incorporated in the state of Delaware in 1996.  BCC was previously a wholly-owned subsidiary of U.S. Long Distance Corp. (“USLD”) and principally provided third-party billing clearinghouse and information management services to the telecommunications industry (the “Transaction Processing and Software Business”).  Upon its spin-off from USLD, BCC became an independent, publicly-held company.  In October 2000, the Company completed the sale of several wholly-owned subsidiaries that comprised the Transaction Processing and Software Business to Platinum Holdings (“Platinum”) for consideration of $49,700,000 (the “Platinum Transaction”).  The Company also received payments totaling $7,500,000 for consulting services provided to Platinum over the twenty-four month period subsequent to the Platinum Transaction.

Beginning in 1998, the Company made multiple investments in Princeton eCom Corporation (“Princeton”) totaling approximately $77,300,000 before selling all of its interest for $10,000,000 in June 2004.  The Company’s strategy, beginning with its investment in Princeton, of making investments in high-growth companies was also facilitated through several other investments.

In early 2004, the Company announced that it would seek stockholder approval to liquidate the Company.  In June of 2004, the board of directors of the Company determined that it would be in the best interest of the Company to accept an investment from Newcastle Partners, L.P. (“Newcastle”), an investment fund with a long track record of investing in public and private companies.  On June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4% Convertible Preferred Stock (the “Series A Preferred Stock”) to Newcastle for $5,000,000 (the “Newcastle Transaction”).  The Series A Preferred Stock was convertible into approximately thirty-five percent of the Company’s common stock (the “Common Stock”), at any time after the expiration of twelve months from the date of its issuance at a conversion price of $0.26 per share of Common Stock, subject to adjustment for dilution.  The holders of the Series A Preferred Stock were entitled to a four percent annual cash dividend (the "Preferred Dividends").  Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.  On July 3, 2006, Newcastle converted its Series A Preferred Stock into 19,230,768 shares of Common Stock.

During May 2005, the Company sold its equity interest in Sharps Compliance Corp. (“Sharps”) for approximately $334,000.  Following the sale of its interest in Sharps, the Company no longer holds any investments made by former management and which reflected former management’s strategy of investing in high-growth companies.

Derivative Lawsuit

On August 11, 2004, Craig Davis, allegedly a stockholder of the Company, filed a lawsuit in the Chancery Court of New Castle County, Delaware (the “Lawsuit”).  The Lawsuit asserted direct claims, and also derivative claims on the Company’s behalf, against five former and three current directors of the Company.  On April 13, 2006, the Company announced that it reached an agreement with all of the parties to the Lawsuit to settle all claims relating thereto (the “Settlement”).  On June 23, 2006, the Chancery Court approved the Settlement, and on July 25, 2006, the Settlement became final and non-appealable.  As part of the Settlement, the Company set up a fund (the “Settlement Fund”), which was distributed to stockholders of record as of July 28, 2006, with a payment date of August 11, 2006.  The portion of the Settlement Fund distributed to stockholders pursuant to the Settlement was

$2,270,017 or approximately $.04 per common share on a fully diluted basis, provided that any Common Stock held by defendants in the Lawsuit who were formerly directors of the Company would not be entitled to any distribution from the Settlement Fund.  The total Settlement proceeds of $3,200,000 were funded by the Company’s insurance carrier and by Parris H. Holmes, Jr., the Company’s former Chief Executive Officer, who contributed $150,000.  Also included in the total Settlement proceeds is $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the Company to the Settlement Fund.  Therefore, the Company  recognized a loss of $600,000 related to the Lawsuit for the year ended December 31, 2006.  As part of the Settlement, the Company and the other defendants in the Lawsuit agreed not to oppose the request for fees and expenses by counsel to the plaintiff of $929,813.  Under the Settlement, the plaintiff, the Company and the other defendants (including Mr. Holmes) also agreed to certain mutual releases.

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

In connection with the resolution of the Lawsuit, the Company has ceased funding of legal and professional fees of the current and former director defendants.  The funding of legal and professional fees was made pursuant to indemnification arrangements that were in place during the respective terms of each of the defendants.  The Company has met the $500,000 retention as stipulated in the Company’s directors’ and officers’ liability insurance policy.  The directors’ and officers’ liability insurance policy carries a maximum coverage limit of $5,000,000.  During October 2007, the Company and the insurance carrier agreed to settle all claims for reimbursement of legal and professional fees associated with the Lawsuit for $240,000.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company is deemed to have control for accounting purposes.  The Company’s investment in Sharps was accounted for in accordance with Statement of Financial Accountings Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at fair value, do not bear interest and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable.  Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company generally does not require collateral.

Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value.  SFAS No. 107 excludes certain financial instruments from its disclosure requirements.  Accordingly, the aggregate fair market value amounts are not intended to represent the underlying value of the Company.  The carrying amounts of cash and cash equivalents, current receivables and current liabilities approximate fair value because of the nature of these instruments.

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

Investments in Equity Securities

The Company follows the standards of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) for those investments in which the securities are publicly traded. For those investments in which the securities are privately held, the Company follows the guidance of Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The Company accounted for its investment in Sharps under SFAS  115, as Sharps’ common stock is publicly traded.  SFAS 115 establishes standards for accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Unrealized holdings gains and losses, other than those considered permanent, related to the Company’s investment in Sharps are excluded from net loss and reported as a separate component of other comprehensive income.

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

Treasury Stock

In 2000, the Company’s board of directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate $25,000,000 of the Company’s Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased Common Stock at cost (see Note 8).

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2007, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”).

Reclassifications

Certain amounts have been reclassified in the prior year to conform to the current year presentation.

Net Loss per Common Share

SFAS No. 128, “Earnings Per Share”, establishes standards for computing and presenting earnings per share (“EPS”) for entities with publicly-held common stock or potential common stock.  As the Company had a net loss from continuing operations for the years ended December 31, 2006 and 2005 diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are anti-dilutive in loss periods.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R.  SFAS 123R requires the Company to record compensation expense for all awards  granted  after  the  date  of  adoption, and for the unvested portion of previously  granted  awards  that  remain  outstanding  at the date of adoption.  The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions.  After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant.  The Company will reconsider use of this model if additional information becomes available  in  the future that indicates another model would be more appropriate,  or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  The Company utilizes stock-based awards as a form of compensation for employees, officers and directors.

The fair value of the stock option grants included in the Company’s statement of operations totaled approximately $17,000 for the years ended December 31, 2007 and 2006.  The expense relates to the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

For the year ended December 31, 2005, the following table illustrates the effect on net loss and net loss per common share had compensation expense for the Company’s stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  For purposes of the pro forma disclosures, the estimated fair value of options is amortized to pro forma compensation expense over the options’ vesting periods.

Year Ended December 31,
(in thousands, except per share data)	2005
Net loss, as reported	$(743)

Less: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(32)
Net loss, pro forma	$(775)

Basic and diluted net loss per common share:
Net loss, as reported	$(0.02)
Net loss, pro forma	$(0.02)

The fair value for these options was estimated at the respective grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of  99.2%;  no dividend yield; expected life of 2.5 years and a risk-free interest rate of 4.75%.

Note 3. Revenue Interest

On October 5, 2005, the Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Pursuant to the Ascendant Agreement, the Company is entitled to a 50% interest, subject to certain adjustments, in the revenues of Ascendant, which interest declines if the assets under management of Ascendant reach certain levels.  Revenues generated by Ascendant include revenues from assets under management or any other sources or investments, net of any agreed commissions.  The Company also agreed to provide various marketing services to Ascendant.  On November 5, 2007, John Murray, Chief Financial Officer of the Company, was appointed to the Investment Advisory Committee of Ascendant to serve in the place of the Company’s former CEO.  The total potential purchase price under the terms of the Ascendant Agreement is $1,550,000, payable in four equal installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006.  Subject to the provisions of the Ascendant Agreement, including Ascendant’s compliance with the terms thereof, the third installment was payable on April 5, 2006 and the fourth installment was payable on July 5, 2006.  On April 5, 2006, the Company elected not to make the April installment payment and subsequently determined not to make the installment payment due July 5, 2006.  The Company believed that it was not required to make the payments because Ascendant did not satisfy all of the conditions in the Ascendant Agreement.

Subject to the terms of the Ascendant Agreement, if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the Company’s revenue interest at a price which would yield a 10% annualized return to the Company.  The Company has been notified by Ascendant that Ascendant is exercising this right as a result of the Company’s election not to make its third and fourth installment payments.  The Company believes that Ascendant has not satisfied the requisite conditions to repurchase the Company’s revenue interest.

Ascendant had assets under management of approximately $37,500,000 and $27,100,000 as of December 31, 2007 and December 31, 2006, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

The Company has not recorded any revenue or received any revenue sharing payments for the quarters ended September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

In connection with the Ascendant Agreement, the Company also entered into the Principals Agreement with Ascendant and certain limited partners and key employees of Ascendant (the “Principals Agreement”) pursuant to which, among other things, the Company has the option to purchase limited partnership interests of Ascendant under certain circumstances.  Effective March 14, 2006, in accordance with the terms of the Principals Agreement, the Company acquired a 7% limited partnership interest from a limited partner of Ascendant for nominal consideration.  The Principals Agreement contains certain noncompete and nonsolicitation obligations of the partners of Ascendant that apply during their employment and the twelve month period following the termination thereof.

Since the Ascendant revenue  interest meets the indefinite life criteria outlined in SFAS 142,  , the  Company  does not amortize this  intangible  asset,  but instead  reviews this asset quarterly for impairment.  Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of the asset exceeds its fair value, and an impairment loss is recorded in an amount equal to any such excess.

The Company assesses whether the entity in which the acquired revenue interest exists meets the indefinite life criteria based on a number of factors including: the historical and potential future operating  performance; the historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the recent, as well as long-term, investment performance; the characteristics of the entities’ products and investment styles; the stability and depth of the management  team and the history and perceived franchise or brand value.

Note 4.  Acquisitions and Investments

Sharps

In October 2001, the Company participated in a private placement financing with publicly traded Sharps. Sharps, a Houston, Texas-based company provides medical-related waste services to the healthcare, retail, residential and hospitality markets.  The Company purchased 700,000 shares of Sharps’ common stock for $770,000.  In January 2003, the Company purchased an additional 200,000 shares of Sharps’ common stock for $200,000.

In January 2004, the Company entered into an agreement with the former majority stockholders of Operator Service Company (“OSC”) to settle all claims related to the April 2000 acquisition of OSC by the Company.  Under the terms of the agreement, the Company transferred to the former OSC majority stockholders 525,000 shares of the common stock of Sharps owned by the Company, valued at approximately $389,000.  During the period from April 1, 2005 through May 5, 2005, the Company sold its equity interest in Sharps for approximately $334,000, resulting in a $57,000 gain for financial reporting purposes.

Note 5.  Accrued Liabilities

Accrued liabilities are comprised of the following:
	December 31,
(in thousands)	2007	2006
Accrued public company cost	$83	$108
Accrued legal	8	13
Other	40	40

Total accrued liabilities	$131	$161

Note 6.  Commitments and Contingencies

In October 2000, the Company completed the Platinum Transaction.  Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $2,837,000 at December 31, 2007.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

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

On December 12, 2005, the Company received a letter from the SEC, based on a review of the Company’s Form 10-K filed for the year ended December 31, 2004, requesting that the Company provide a written explanation as to whether the Company is an “investment company” (as such term is defined in the Investment Company Act of 1940).  The Company provided a written response to the SEC, dated January 12, 2006, stating the reasons why it believes it is not an “investment company”.  The Company has provided certain confirmatory information requested by the SEC.  In the event the SEC or a court took the position that the Company is an investment company, the Company’s failure to register as an investment company would not only raise the possibility of an enforcement or other legal action by the SEC and potential fines and penalties, but also could threaten the validity of corporate actions and contracts entered into by the Company during the period it was deemed to be an unregistered investment company, among other remedies.

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

In a letter to the Company dated October 16, 2007, a lawyer representing Steven J. Pully (the former CEO) alleged that the Company filed false and misleading disclosure with the  Securities and Exchange Commission with respect to the elimination of Mr. Pully’s compensation (see the Company’s Forms 8-K filed on September 5, 2007 and October 17, 2007).  No specifics were provided as to such allegations.  The Company believes such allegations are unfounded and, if a claim is made, the Company intends to vigorously defend itself.

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

The Company's Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company's ability to realize the benefits of its net operating loss carryforwards (“NOLs”) and capital loss carryforwards.  In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval of the Company’s Board of Directors. Stockholders that own 5% or more of the outstanding Common Stock as of the close of business on the Record Date may acquire up to an additional 1% of the outstanding Common Stock without penalty so long as they maintain their ownership above the 5% level (such increase subject to downward adjustment by the Company's Board of Directors if it determines that such increase will endanger the availability of the Company's NOLs and/or its capital loss carryforwards). In addition, the Company's Board of Directors has exempted Newcastle, the Company's largest stockholder, and may exempt any person or group that owns 5% or more if the Board of Directors determines that the person’s or group's ownership will not endanger the availability of the Company's NOLs and/or its capital loss carryforwards. A person or group that acquires a percentage of Common Stock in excess of the applicable threshold is called an "Acquiring Person." Any Rights held by an Acquiring Person are void and may not be exercised. The Company's Board of Directors authorized the issuance of one Right per each share of Common Stock outstanding on the Record Date. If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.01 (the "Preferred Stock"), for a purchase price of $10.00. Each fractional share of Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

The Company has never declared or paid any cash dividends on its Common Stock, other than approximately $2,270,017 distributed to the stockholders pursuant to the Settlement in August 2006 (See Note 1).  On June 30, 2006, Newcastle elected to receive Preferred Dividends in cash for the period from June 19, 2005 through June 30, 2006.  On July 3, 2006, Newcastle elected to convert all of its Series A Preferred Stock into 19,230,768 shares of Common Stock.

Note 8.  Treasury Stock

In 2000, the Company’s board of directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate $25,000,000 of the Company’s Common Stock in the open market or in privately negotiated transactions.  Through December 31, 2007, the Company had purchased an aggregate $20,100,000, or 8,300,000 shares, of treasury stock under this program.  The Company made no treasury stock purchases during the years ended December 31, 2005, December 31, 2006 and December 31, 2007, and has no plans to make any future treasury stock purchases.

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

Option activity for the years ended December 31, 2007, 2006 and 2005, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2004	2,769,604	$2.90
Granted	90,000	$0.24
Canceled	(643,406)	$2.68

Outstanding, December 31, 2005	2,216,198	$2.86
Granted	-	-
Canceled	(1,241,198)	$1.73

Outstanding, December 31, 2006	975,000	$4.30
Granted	-	-
Canceled	(735,000)	$5.61
Outstanding, December 31, 2007	240,000	$0.27

At December 31, 2007, 2006 and 2005, stock options to purchase an aggregate of 240,000, 908,334 and 2,082,865, shares were exercisable and had weighted average exercise prices of  $0.27,  $4.59 and $3.02 per share, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Remaining Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price

$0.24 - $0.28	240,000	5.5	$0.27	240,000	$0.27

The weighted average fair value and weighted average exercise price of options granted where the exercise price was equal to the market price of the underlying stock at the grant date was $0.24 for the year ended December 31, 2005. There were no option grants for the years ended December 31, 2007 and 2006.

Note 10. Short-Term Investments

In October 2004, the Company purchased a 26 week U.S. Treasury bill for approximately $12,859,000 which matured on May 5, 2005 for $13,000,000.  In May 2005, the Company purchased a 26 week U.S. Treasury bill for approximately $13,786,000 which was sold on July 27, 2005 for approximately $13,863,000.  As of December 31, 2007, the Company held all short-term investments in cash.

Note 11.  Leases

The Company leases certain office space and equipment under operating leases.  Rental expense was approximately $31,000, $45,000 and $36,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company has no future minimum lease payments under non-cancelable operating leases as of December 31, 2007.

Note 12. Income Taxes

The income tax benefit (expense) is comprised of the following:

Year Ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$-	$-	$-
State	-	-	-
Total	$-	$-	$-

The income tax benefit (expense) differs from the amount computed by applying the statutory federal income tax rate of 35% to the net loss before income tax benefit.  The reasons for these differences were as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Computed income tax benefit (expense) at statutory rate	$(19)	$207	$190
(Decrease) increase in taxes resulting from:
Permanent and other deductions, net	8	9	20
Valuation allowance	11	(216)	(210)
Income tax benefit	$-	$-	$-

The tax effect of significant temporary differences, which comprise the deferred tax liability, is as follows:

	December 31,
(in thousands)	2007	2006
Deferred tax asset:
Net operating loss carryforward	$4,760	$4,771
Capital loss carryforward	24,559	24,559
Valuation allowance	(29,319)	(29,330)
Deferred tax liability:
Estimated tax liability	-	-
Net deferred tax liability	$-	$-

As of December 31, 2007, the Company had a federal income tax loss carryforward of approximately $13,400,000, which begins expiring in 2019.  In addition, the Company had a federal capital loss carryforward of approximately $70,300,000 which expires in 2009.  Realization of the Company’s carryforwards is dependent on future taxable income and capital gains.  At this time, the Company cannot assess whether or not the carryforward will be realized; therefore, a valuation allowance has been recorded as shown above.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 13.  Benefit Plans

The Company established the NCEH 401(k) Plan (the “Plan”) for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan.  The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company will match a participant’s salary deferral, up to 5% of a participant’s compensation.  The Company may make additional discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2007, 2006 or 2005.  The Company’s matching contributions to this plan totaled approximately $5,000, $7,500 and $7,500 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 14.  Related Parties

In June 2004, in connection with the Newcastle Transaction, Mark Schwarz, Chief Executive Officer and Chairman of Newcastle Capital Management, L.P. (“NCM”), Steven J. Pully, former President of NCM, and John Murray, Chief Financial Officer of NCM, assumed positions as Chairman of the Board, Chief Executive Officer and Chief Financial Officer, respectively, of the Company.  Mr. Pully received an annual salary of $150,000 as Chief Executive Officer of the Company.  Mr. Pully resigned as Chief Executive Officer of the Company effective October 15, 2007.  Mr. Schwarz is performing the functions of Chief Executive Officer.  NCM is the general partner of Newcastle, which owns 19,380,768 shares of Common Stock of the Company.

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. NCM is the general partner of Newcastle.  The Company incurred expenses pursuant to the services agreement totaling $30,000 and $7,500 for the years ended December 31, 2007 and 2006, respectively.  The Company owed NCM -0- and $7,500 as of December 31, 2007 and 2006, respectively.

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

The Company adopted SAB 108 as of September 30, 2006.  Upon initial application of SAB 108, the Company evaluated the uncorrected financial statement misstatements that were previously considered  immaterial under the "rollover" method using the dual methodology required by SAB 108.  As a result of this dual methodology  approach of SAB 108, the Company corrected the cumulative error in its accounting for the fair market value of office space provided at no charge and accounting and administrative services received for the fiscal year ended December 31, 2006, by recording an expense of $16,500 with a corresponding credit to additional paid-in capital.  In accordance with the transitional guidance in SAB 108, the Company also made an adjustment of $22,500 within stockholders' equity that increased additional paid-in capital and increased accumulated deficit for such costs prior to January 1, 2006.

Note 15.  Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share data)	2007	2007	2007	2007
Operating revenues	$-	$-	$-	$-
Operating loss	(103)	(121)	(149)	(179)
Net income (loss)	37	34	7	(23)
Net income (loss) available to common stockholders	37	34	7	(23)
Basic and diluted net income (loss) per common share:
Net income (loss)	0.00	0.00	0.00	(0.00)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share data)	2006	2006	2006	2006
Operating revenues	$-	$-	$56	$13
Operating income (loss)	(275)	(235)	20	(83)
Net income (loss)	(123)	(82)	173	(559)
Preferred stock dividend	-	-	(50)	(50)
Net income (loss) available to common stockholders	(123)	(82)	123	(609)
Basic and diluted net income (loss) per common share:
Net income (loss)	(0.0)	(0.0)	.01	(.02)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-K, is reported in accordance with the rules of the SEC.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be furnished on or prior to April 29, 2008 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2008 Annual Meeting of Stockholders for the fiscal year ended December 31, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be furnished on or prior to April 29, 2008 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2008 Annual Meeting of Stockholders for the fiscal year ended December 31, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be furnished on or prior to April 29, 2008 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2008 Annual Meeting of Stockholders for the fiscal year ended December 31, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be furnished on or prior to April 29, 2008 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2008 Annual Meeting of Stockholders for the fiscal year ended December 31, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be furnished on or prior to April 29, 2008 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2008 Annual Meeting of Stockholders for the fiscal year ended December 31, 2007.

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

4.4	Form of Rights Certificate (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 10, 2006).

*10.1	BCC’s 1996 Employee Comprehensive Stock Plan amended as of August 31, 1999 (incorporated by reference from Exhibit 10.8 to Form 10-K, dated September 30, 1999).
*10.2	Form of Option Agreement between BCC and its employees under the 1996 Employee Comprehensive Stock Plan (incorporated by reference from Exhibit 10.9 to Form 10-K, dated September 30, 1999).
*10.3	Amended and Restated 1996 Non-Employee Director Plan of BCC, amended as of August 31, 1999 (incorporated by reference from Exhibit 10.10 to Form 10-K, dated September 30, 1999).
*10.4	Form of Option Agreement between BCC and non-employee directors (incorporated by reference from Exhibit 10.11 to Form 10-K, dated September 30, 1998).
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

*10.7	BCC’s 401(k) Retirement Plan (incorporated by reference from Exhibit 10.14 to Form 10-K, dated September 30, 2000).
10.8	Office Building Lease Agreement between BCC and EOP-Union Square Limited Partnership, dated November 6, 2000 (incorporated by reference from Exhibit 10.16 to Form 10-K, dated December 31, 2001).
10.9	Office Building Sublease Agreement between BCC and CCC Centers, Inc., dated February 11, 2002 (incorporated by reference from Exhibit 10.17 to Form 10-K, dated December 31, 2001).
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
New Century Equity Holdings of Texas, Inc. (incorporated in Delaware).
New Century Equity Holdings, Inc. (incorporated in Texas).
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

NEW CENTURY EQUITY HOLDINGS CORP.
(Registrant)

Date: March 28, 2008	By:	/s/ Mark Schwarz
Mark Schwarz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March 2008.

Signature	Title

/s/ Mark Schwarz	Chief Executive Officer
Mark Schwarz	(Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer
John P. Murray	(Principal Financial and Accounting Officer)

/s/ Mark E. Schwarz	Director and
Mark E. Schwarz	Chairman of the Board

/s/ James Risher	Director
James Risher

/s/ Jonathan Bren	Director
Jonathan Bren

Steve Pully	Director