Form 10-K/A
period 2007-12-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2008-04-29
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 28, 2008, the registrant had 53,883,872 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. New Century Equity Holdings Corp. (“NCEH” or the “Company”) has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

There are no other changes to the Original Form 10-K other than those set forth below. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

______________________________________________

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

Annual Report on Form 10-K/A

For the Year Ended December 31, 2007

Item 10.  Directors, Executive Officers and Corporate Governance

There are currently four (4) directors serving on the Board of Directors of the Company: (i) Jonathan Bren, (ii) Mark E. Schwarz, (iii) James A. Risher and (iv) Steven J. Pully.

 The Amended and Restated Certificate of Incorporation of the Company (the “Charter”) and the Amended and Restated By-Laws of the Company (the “By-Laws”) provide that the directors, other than those who may be elected by the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation, are classified into three classes, as nearly equal in number as possible, serving staggered three-year terms.  Accordingly, (a) Messrs. Bren and Schwarz are Class I directors whose terms expire at the 2010 Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified, (b) Mr. Risher is a Class II director whose term expires at the 2008 Annual Meeting of Stockholders and until his successor shall have been duly elected and qualified and (c) Mr. Pully is a Class III director whose term expires at the 2009 Annual Meeting of Stockholders and until his successor shall have been duly elected and qualified.

The following table sets forth information regarding the directors of the Company.

Name	Age	Class	Position with Company	Director Since
Jonathan Bren	47	I	Director	June 2005
Mark E. Schwarz	47	I	Chairman of the Board and acting Chief Executive Officer	June 2004
James A. Risher	65	II	Director	June 2004
Steven J. Pully	48	III	Director	June 2004

Director Biographies

Mark E. Schwarz has served as Chairman of the Board of the Company since June 18, 2004 and has been its acting Chief Executive Officer since October 2007.  He has served as the general partner, directly or through entities which he controls, of Newcastle Capital Management, L.P. (“NCM”) since 1993. NCM is an investment partnership and the general partner of Newcastle Partners, L.P. (“Newcastle”), a significant stockholder in the Company. Mr. Schwarz has served as Chairman of the Board of Hallmark Financial Services, Inc., a property and casualty insurance company, since October 2001 and was its Chief Executive Officer from January 2003 to August 2006.  He currently serves as Chairman of the Boards of Bell Industries, Inc., a computer systems integrator, and Pizza Inn, Inc., a franchisor and food and supply distributor, and as a director of Nashua Corporation, a specialty paper, label and printing supplies manufacturer, SL Industries, Inc., a power and data quality products manufacturer and Medquist Inc., a provider of electronic transcription and document management services to the healthcare industry.

Jonathan Bren serves as the Global Managing Partner of Bren Ventures L.L.C., an entity he formed in January of 2005 to make strategic investments in early stage hedge fund managers.  From July 1998 to December 2004, Mr. Bren was a partner of Hunt Financial Ventures, L.P., which made strategic investments in early stage and emerging hedge fund managers and also made direct investments into other hedge fund operations.  He also served as President of HFV Investments Inc., a broker dealer affiliated with Hunt Financial Ventures, L.P.  During the fifteen years prior to joining Hunt Financial Ventures, L.P., Mr. Bren worked for a series of asset management, investment banking and merchant banking organizations.

James A. Risher has served as a director of the Company since October 2004.  Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size companies, since 1998.  Mr. Risher has served as the Chief Executive Officer and President of Del Global Technologies Corporation (“Del Global”), a leader in medical imaging and power electronics, since September 2006.  Mr. Risher was appointed interim Chief Executive Officer of Del Global in August 2006.  In addition, Mr. Risher has served as a director of Del Global since June 2004.  From February 2001 to May 2002, Mr. Risher served as Chairman and Chief Executive Officer of BlueStar Battery Systems International, Inc. (“BlueStar”), a Canadian public company that is an e-commerce distributor of electrical and electronic products to selected automotive aftermarket segments and targeted industrial markets.  From 1986 to 1998, Mr. Risher served as a director, Chief Executive Officer and President of Exide Electronics Group, Inc. (“Exide”), a global leader in the uninterruptible power supply industry.  He also served as Chairman of Exide from December 1997 to July 1998. Mr. Risher currently serves as a director of SL Industries, Inc., a power and data quality products manufacturer.

Steven J. Pully has served as a director of the Company since June 2004 and was also its Chief Executive Officer and Secretary from June 2004 through October 2007.  Mr. Pully is a consultant in the asset management industry.  From December 2001 to October 2007, Mr. Pully worked for NCM, where he served as President from January 2003 through October 2007.  Prior to joining NCM, he served as a managing director in the investment banking department of Banc of America Securities, Inc. and was a senior managing director in the investment banking department of Bear Stearns & Co. Inc. Mr. Pully is also a director of Peerless Systems Corporation, a provider of imaging and networking technologies and components to the digital document markets, and Energy Partners, Ltd., an oil and natural gas exploration and production company.

 Other Executive Officers

Other than Mr. Schwarz, who currently serves as acting Chief Executive Officer, the only executive officer of the Company is John Murray, whose biographical information is set forth below:

John Murray (Age 39) has served as the Chief Financial Officer of the Company since June 18, 2004.  Mr. Murray has served as the Chief Financial Officer of NCM, the general partner of Newcastle, since January 2003.  From January 1998 until June 2001, Mr. Murray served as a partner at Speer & Murray, Ltd., a Dallas-based accounting firm.  From October 1991 until November 1995, Mr. Murray served as an accountant with Ernst & Young, LLP. Mr. Murray has been a Certified Public Accountant since January 1992.

On October 15, 2007, Mr. Pully resigned as Chief Executive Officer of the Company.

There are no family relationships between any two directors and/or executive officers.

CORPORATE GOVERNANCE

 Meetings and Committees of the Board of Directors

The business of the Company is managed under the direction of its Board of Directors.  The full Board of Directors did not hold a formal meeting during 2007 but directors had involvement in various Company activities during that time.  Each of the directors of the Company attended at least 75% of the aggregate total number of meetings held by all committees of the Board of Directors on which he served (during the periods that he served) during 2007.  Each director is expected to make reasonable efforts to attend meetings of the Board of Directors, meeting of the committees of which such director is a member and the Annual Meetings of Stockholders.  One of the Company’s directors was present at the 2007 Annual Meeting of Stockholders.  The Board of Directors currently has an Audit Committee and a Compensation Committee but does not have a Nominating Committee.  It is the intention of the Board of Directors to establish a Nominating Committee, consisting solely of independent directors.

Audit Committee

The Audit Committee is currently comprised of James Risher, who is not an employee of the Company or any of its subsidiaries.  The Audit Committee is only comprised of one director although the Charter of the Audit Committee provides that at least three directors shall serve as members of the Audit Committee.  The Audit Committee meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits and other services to be performed by the independent auditors, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and the accounting principles applied in financial reporting and financial and operational controls.  The independent auditors have unrestricted access to the Audit Committee and vice versa.  The Board of Directors has determined that James Risher satisfies the “audit committee financial expert” criteria established by the SEC.  The Audit Committee held four meetings during the fiscal year ended December 31, 2007.  James Risher is an independent director, as independence is defined in Rule 4200(a)(15) of the NASD listing standards.  The Board of Directors has adopted a written Charter of the Audit Committee which is attached as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 2, 2005.  The Charter of the Audit Committee is not available in the Company’s website.

 Compensation Committee

The Compensation Committee is comprised of Jonathan Bren, who is not an employee of the Company or any of its subsidiaries.  Mr. Bren is an independent director, as independence is defined in Rule 4200(a)(15) of the NASD listing standards.  The Compensation Committee’s functions include making recommendations to the Board of Directors on policies and procedures relating to compensation and employee stock and other benefit plans of key executives and approval of individual salary adjustments and stock awards.  The Compensation Committee did not meet during fiscal year ended December 31, 2007.  The Compensation Committee does not have a charter.

 Code of Conduct and Ethics

The Company has adopted a code of conduct and ethics (the “Code”) that applies to all directors, officers and employees.  The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code to appropriate persons identified in the Code, and (v) accountability for adherence to the Code.  Amendments to the Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed in a Current Report on  Form 8-K.  The Code is filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  The Company will provide a copy of the Code to any person without charge upon written request to Corporate Secretary, New Century Equity Holdings Corp., 200 Crescent Court, Suite 1400, Dallas, TX 75201.

Nomination of Directors

Currently, the Board of Directors does not have a Nominating Committee.  The independent directors of the Board serve such function of a nomination committee and the Board of Directors may formalize their designation as such in the future.  While the Company also at the current time does not have a charter governing the nomination of directors and the Company does not have policies with regard to consideration of director candidates recommended by the Company’s stockholders, the Board of Directors’ intention has been to adopt a charter outlining the qualifications for director candidates, as well as policies with regard to consideration of director candidates by the stockholders of the Company. Provided that director candidates meet the delineated qualifications and the nominations are submitted timely pursuant to the Company's Bylaws, the Board of Directors does not anticipate that the Nomination Committee will differentiate evaluating nominees for directors based on their source.

The independent directors of the Board of Directors identify prospective candidates to serve as directors by reviewing candidates’ credentials and qualifications, and interviewing prospective candidates before submitting their respective names to the Board of Directors.  Each of the independent directors of the Board of Directors that serve the function of the Nominating Committee meet the criteria for being “independent” set forth under Section 4200(a)(15) of Nasdaq’s listing standards.

The independent directors of the Board of Directors consider recommendations for director nominees from a wide variety of sources, including members of the Company’s Board of Directors, business contacts, community leaders, other third-party sources and members of management.  The independent directors of the Board of Directors also consider stockholders’ recommendations for director nominees that are properly received by the Company.

The Board of Directors believes that all of its directors should have the highest personal integrity and have a record of exceptional ability and judgment. The Board of Directors also believes that its directors should ideally reflect a mix of experience and other qualifications.  There is no firm requirement of minimum qualifications or skills that candidates must possess.  The independent directors of the Board of Directors evaluate director candidates based on a number of qualifications, including their independence, judgment, leadership ability, expertise in the industry, experience developing and analyzing business strategies, financial literacy, risk management skills, and, for incumbent directors, his or her past performance.

The independent directors of the Board of Directors initially evaluate a prospective nominee on the basis of his or her resume and other background information that has been made available to the Board of Directors.  An independent director of the Board of Directors will contact for further review and interview those candidates who the independent directors of the Board of Directors believe are qualified, who may fulfill a specific Board of Directors need and who would otherwise best make a contribution to the Board of Directors.  If, after further discussions with the candidate, and other review and consideration as necessary, the independent directors of the Board of Directors believe that they have identified a qualified candidate, they will consider nominating the candidate for election as a director.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

                To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2007, there was compliance with all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% stockholders.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee consists of one independent director appointed by the Board of Directors.  The Compensation Committee’s functions include making recommendations to the Board of Directors on policies and procedures relating to compensation and employee stock and other benefit plans of key executives and approval of individual salary adjustments and stock awards.  The Compensation Committee does not have a charter.  During fiscal year 2007, although there were three executive officers of the Company - Steven J. Pully (Chief Executive Officer through October 2007), Mark E. Schwarz (acting Chief Executive Officer beginning October 2007) and John Murray - only Mr. Pully received a salary from the Company in 2007. In addition, Mr. Pully ceased receiving a salary effective as of September 1, 2007.

Compensation Philosophy and Objective

The Company’s compensation program is designed to reward its officers consistent with an individual’s performance and efforts on behalf of the Company.  The Company recognizes that its success depends, in large part, on leadership with the skills, commitment and motivation necessary to successfully manage the Company and execute on its business plan of identifying strategic acquisitions that enhance shareholder value.

Although the Company’s current annual compensation program has been narrowly focused – it consisted solely of cash salary and 401K matching contributions for Mr. Pully until September 1, 2007 - the Company is in a position to structure a more comprehensive compensation program in the future as circumstances warrant. The Company recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs.  The Compensation Committee expects that if and when the Company expands its business and additional individuals are hired, the Company will modify its compensation program accordingly.

Determination of Compensation Awards

The Compensation Committee is provided with the primary authority to determine and recommend to the Board of Directors the compensation awards available to the Company’s executive officers.  Each named executive officer, in turn, participates in an annual performance review with the Board of Directors to provide input about their contributions to the Company’s business for the period being assessed.  Pursuant to the 2006 settlement (the “Settlement”) of a derivative lawsuit filed against the Company (as more fully described in the original Form 10-K in the section entitled “Derivative Lawsuit” in Item 1), the Company agreed to limitations on cash compensation of certain employees other than Mr. Pully until such time as the Company acquires a revenue generating business.  All employees continue to be eligible for equity grants and other benefits from the Company.

Compensation Benchmarking and Peer Group

The Compensation Committee seeks to take into account input from the other independent member of the Board of Directors and publicly available data relating to the compensation practices and policies of other companies within and outside the Company’s industry.  The Company benchmarks its executive compensation against the median compensation (both at a total cash compensation level and long-term incentive level) paid by peer group companies.  While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of the Company’s business and objectives that may be unique to it, the Company generally believes that gathering this information is an important part of its compensation-related decision-making process.

The Company recognizes that to attract, retain and motivate key individuals, such as the named executive officers, the Compensation Committee may determine that it is in the Company’s best interests to negotiate total compensation packages with its executive management that may deviate from the general principle of targeting total compensation at the median level for the peer group.  Actual pay for each named executive officer is determined around this structure, driven by the performance of the executive over time, as well as the Company’s annual performance.

Elements of Compensation Program

The Company’s current compensation program in 2007 consisted of the following elements, and it is the expectation of the Company that these elements will be a part of its compensation program going forward:

•	Base salary;

•	Long-term equity grants; and
•	Retirement benefits.

Base Salary.   The Company’s larger goal is to establish salaries sufficient to motivate and retain its leadership.  Certain factors considered in establishing the salary level of Mr. Pully – who was the only salaried employee of the Company during 2007 - included a review of his performance, an accounting of the Company’s performance, the scope of his responsibility, the experience level necessary for his position and certain peer group executive compensation information. The Company has access to information from independent salary surveys, broken out by position, to assist in this analysis.  As of September 1, 2007, Mr. Pully ceased receiving salary from the Company, although Mr. Pully continued in a salaried role at NCM, an affiliate of the Company, until October 15, 2007.  The foregoing factors will apply in the event that the Company determines it necessary and appropriate to pay other officers a base salary, including Mr. Murray.

Long-term equity grants.  The Company believes that an officer’s ownership in the Company aligns the officer’s interests with the Company’s interests. Accordingly, the Company has in place the New Century Equity Holdings Corp. 1996 Employee Comprehensive Stock Plan (the “Employee Stock Plan”), which provides for grants of incentive stock options, non-qualified stock options and restricted stock.  The Employee Stock Plan grants broad authority to the Compensation Committee to grant options or award restricted shares to full-time employees and officers of the Company and its subsidiaries (a total of two (2) eligible individuals at December 31, 2007), to determine the number of shares subject to options or awards and to provide for the appropriate periods and methods of exercise and requirements regarding the vesting of options and awards of restricted shares. The purpose of the Plan is to encourage and enable employees of the Company to hold a personal financial interest in the Company, to incentivize the Company’s success, and to promote the continued service of employees. Options issued to the employees have a term of ten years. The Company does not necessarily make equity grants on an annual basis if existing holdings of officers are viewed as satisfactorily aligning the officer’s interests with the Company’s interests, and accordingly did not make any long term equity grants during the year ended December 31, 2007.

Retirement benefits.   The Company’s primary retirement benefit consists of participation in the New Century Equity Holdings Corp. 401(k) Retirement Plan (the “401(k) Retirement Plan”).  Participation in the 401(k) Retirement Plan is available to employees of the Company who are 21 years of age and who have completed six months of service during which they worked at least 500 hours.  The 401(k) Retirement Plan provides that participants may make voluntary salary deferral contributions, on a pre-tax basis, of between 1% and 15% of their base compensation in the form of voluntary payroll deductions up to a maximum amount as indexed for cost-of-living adjustments. The Company may from time to time make additional discretionary contributions at the sole discretion of the Company’s Board of Directors.  The discretionary contributions, if any, are allocated to participants’ accounts based on a discretionary percentage of the participants’ respective salary deferrals.

Summary Compensation Table

The following Summary Compensation Table shows the cash and non-cash compensation awarded to or earned by the Company’s executive officers for the last three fiscal years.  Other than the individuals named below (the “Named Executive Officers”), the Company did not have any other executive officers during fiscal year 2007.  Columns have been omitted from the table when there has been no compensation awarded to, earned by or paid to any of the executive officers required to be reported in that column.

Name and Principal Position	Year	Salary	All Other Compensation		Total

Mark E. Schwarz	2007	-	$28,000	(1)	$28,000
Acting Chief	2006	-	$28,000	(1)	$28,000
Executive Officer	2005	-	$28,000	(1)	$28,000

Steven J. Pully	2007	$100,000	$12,000	(3)	$112,000
Former Chief	2006	$150,000	$7,500	(2)	$157,500
Executive Officer	2005	$150,000	$7,500	(2)	$157,500

John Murray	2007	-	-		-
Chief Financial	2006	-	-		-
Officer	2005	-	-		-

(1)           Represents director fees paid to Mr. Schwarz in such capacity.  Mr. Schwarz receives no compensation in his capacity as acting Chief Executive Officer of the Company.

(2)           Represents 401(k) Retirement Plan contributions made on behalf of Mr. Pully.

(3)           Consists of $7,000 in director fees paid to Mr. Pully in such capacity and $5,000 in 401(k) Retirement Plan contributions made on behalf of Mr. Pully.

Grants of Plan-Based Awards

There were no grants of equity and non-equity plan-based awards to the Company’s executive officers during the year ended December 31, 2007.

Narrative Disclosure to Summary Compensation

Employment Agreements and Arrangements

All of the Company’s employees are employed at will and do not have employment, severance or change in control agreements.

Neither Mr. Schwarz nor Mr. Murray receives salary compensation at the current time for his day-to-day services to the Company.  Pursuant to the Settlement, the Company agreed to certain limitations on cash compensation of employees who are employees of Newcastle (other than Mr. Pully, whose employment with NCM ceased in October 2007) until such time as the Company acquires a revenue generating business.  All employees, including Mr. Murray, continue to be eligible for equity grants and other benefits from the Company.

Potential Payments upon Termination or Change in Control

The Company has no plans or other arrangements in respect of remuneration received or that may be received by its executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change in control) or other events following a change in control.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows the unexercised stock options held at the end of fiscal year 2007 by the executive officers named in the Summary Compensation Table.  Columns have been omitted from the table where there are no outstanding equity awards required to be reported in that column.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Mark E. Schwarz Acting Chief Executive Officer	100,000	0	$.28	6-21-11

Steven J. Pully Former Chief Executive Officer	0	0	NA	NA

John Murray Chief Financial Officer	50,000	0	$.28	6-18-14

Option Exercises and Stock Vested

  There were no option exercises during the year ended December 31, 2007 by any of the executive officers named in the Summary Compensation Table.  Additionally, no stock awards were issued or outstanding during the year ended December 31, 2007.

Pension Benefits

The Company does not provide pension benefits to any of its executive officers.

Nonqualified Deferred Compensation

The Company does not provide non-qualified deferred compensation to any of its executive officers.

 Compensation of Directors

A total of 1,300,000 shares of Common Stock are subject to the Company’s 1996 Non-Employee Director Plan (the “Director Plan”).  In November of 2002, the Board of Directors revised the Director Plan to reflect the following (effective with the Board of Directors meetings held in 2003): each non-employee director of the Company will be entitled to annual compensation consisting of $28,000 in fees or stock options to purchase 100,000 shares of Common Stock.  As an alternative, each non-employee director may elect a combination of stock and options.  In the fiscal year 2007, Mr. Schwarz, Mr. Risher and Mr. Bren each elected to receive his annual compensation all in cash.  For each quarterly Board meeting not attended by a non-employee director, 25% of such annual compensation (both cash and stock options) will be forfeited.  Mr. Schwarz has served as Chairman of the Board since June 2004, and currently also serves in the non-compensated role as acting Chief Executive Officer of the Company.

Compensation for services performed during fiscal year 2007 is shown in the table below.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Mark E. Schwarz	$28,000	$28,000
Steven J. Pully	$7,000	$7,000
Jonathan Bren	$28,000	$28,000
James A. Risher	$28,000	$28,000

Compensation Committee Interlocks and Insider Participation

Jonathan Bren was the sole member of the Compensation Committee during the fiscal year ended December 31, 2007.  There are no compensation committee interlocks as such term is defined in the Exchange Act.

Compensation Committee Report

 The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee of the Board of Directors Jonathan Bren

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s voting securities as of April 28, 2008 by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s voting securities, (ii) each director of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

As of April 28, 2008, 53,883,872 shares of the Common Stock were outstanding. For purposes of this Form 10-K-A, beneficial ownership is defined in accordance with the rules of the SEC.  The persons listed have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.  Unless otherwise indicated, the address of each beneficial owner listed in the table is c/o New Century Equity Holdings Corp., 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

Information with respect to beneficial ownership of the persons and entities named in the table below is based upon information furnished by them to the Company or contained in filings made with the SEC.

	Common Stock
Name of Beneficial Owner	Shares		%(1)
5% Security Holders
Newcastle Partners, L.P.	19,380,768	(2)	36.0%

Named Executive Officers and Directors

Mark E. Schwarz	19,480,768	(3)	36.1%

John Murray	50,000	(4)	*

James Risher 1900 Eastwood Road, Suite 11 Wilmington, NC 28403	90,000	(5)	*

Jonathan Bren 767 5th Avenue, 23rd Floor New York, NY 10153	0		0%

Steven J. Pully 4564 Meadowood Road Dallas, Texas 75220	0		0%

All directors and executive officers as a group (five persons)	19,620,768	(6)	36.3%

_________________________
*           Less than 1%

(1)
Percentage ownership is based on 53,883,872 shares of Common Stock outstanding as of April 28, 2008.  With the exception of shares that may be acquired by employees pursuant to the Company’s 401(k) retirement plan, a person is deemed to be the beneficial owner of Common Stock that can be acquired within 60 days after April 28, 2008 upon exercise of options.  Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options that are held by such person, but not those held by any other person, and that are exercisable or convertible within 60 days of April 28, 2008 have been exercised.

(2)
Represents securities held by Newcastle Partners, L.P., as disclosed in a Schedule 13D/A filed by Newcastle with the SEC on December 21, 2007, including 19,230,768 shares of Common Stock issued by the Company upon conversion of 4,807,692 shares of Series A Convertible Preferred Stock on July 3, 2006.  NCM as the general partner of Newcastle, may be deemed to beneficially own the securities beneficially owned by Newcastle.  Newcastle Capital Group, L.L.C. (“NCG”), as the general partner of NCM, which in turn is the general partner of Newcastle, may be deemed to beneficially own the securities beneficially owned by Newcastle.  Mark E. Schwarz, as the managing member of NCG, the general partner of NCM, which in turn is the general partner of Newcastle, may also be deemed to beneficially own the securities beneficially owned by Newcastle.  Each of NCM, NCG and Mr. Schwarz disclaims beneficial ownership of the securities beneficially owned by Newcastle except to the extent of their pecuniary interest therein.

(3)
Consists of 100,000 shares of Common Stock issuable upon the exercise of options within 60 days of April 28, 2008 and the 19,380,768 shares of Common Stock beneficially owned by Newcastle of which Mr. Schwarz may also be deemed to beneficially own by virtue of his power to vote and dispose of such shares.  Mr. Schwarz disclaims beneficial ownership of the 19,380,768 shares of Common Stock beneficially owned by Newcastle except to the extent of his pecuniary interest therein.

(4)
Consists of shares of Common Stock issuable upon the exercise of options within 60 days of April 28, 2008.  Mr. Murray is the Chief Financial Officer of NCM.  Mr. Murray disclaims beneficial ownership of the 19,380,768 shares of Common Stock beneficially owned by Newcastle.

(5)	Consists of shares of Common Stock issuable upon the exercise of options within 60 days of April 28, 2008.

(6)	Consists of securities beneficially owned by the directors and executive officers named in the security ownership table.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	240,000	$.27	15,560,000
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	240,000	$.27	15,560,000

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

The Board of Directors of the Company reviews all relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Board of Directors is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in the Company’s proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. In the course of its review and approval or ratification of a related party transaction to be disclosed, the Audit Committee considers: (i) the nature of the related person’s interest in the transaction; (ii) the material terms of the transaction, including, without limitation, the amount and type of transaction; (iii) the importance of the transaction to the related person; (iv) the importance of the transaction to the Company; (v) whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and (vi) any other matters the committee deems appropriate.

Any member of the Board of Directors who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

In June 2004, when Newcastle acquired the Company’s Series A Convertible Preferred Stock, Mark Schwarz, Chief Executive Officer and Chairman of NCM, Steven J. Pully, President of NCM, and John Murray, Chief Financial Officer of NCM, assumed positions as Chairman of the Board, Chief Executive Officer and Chief Financial Officer, respectively, of the Company. Through August 2007, Mr. Pully received an annual salary of $150,000 as Chief Executive Officer of the Company.  NCM is the general partner of Newcastle, which owns 19,380,768 shares of Common Stock of the Company.  Mr. Schwarz, who indirectly controls 100% of NCM, is currently the acting Chief Executive Officer of the Company.

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  Pursuant to an oral agreement, the Company previously occupied a portion of NCM’s space on a month-to-month basis at no charge, and received accounting and administrative services from employees of NCM at no charge.  Pursuant to a services agreement entered into between the parties on October 1, 2006, the Company occupies a portion of NCM's space on a month-to-month basis at $2,500 per month.

Director Independence

                Annually, as well as in connection with the election or appointment of a new director to the Company’s Board of Directors, the Board of Directors considers the business and charitable relationships between it and each non-employee director to determine compliance with the NASD listing standards for independent directors.  Based on that review, the Board of Directors has previously determined that Messrs. Bren and Risher are independent under Rule 4200(a)(15) of the NASD listing standards.  Currently, the Board of Directors does not have a Nominating Committee.  Messrs. Bren and Risher serve the function of the Nominating Committee.

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by Burton McCumber & Cortez, L.L.P. for the years ended December 31, 2007 and December 31, 2006 were as follows:

	2007	2006
Audit	$95,217	$96,672
Audit Related	0	0
Tax	0	0
Other	0	0
Total	$95,217	$96,672

Audit Fees

The aggregate fees billed by Burton McCumber & Cortez, L.L.P. for professional services required for the audit of the Company’s annual financial statements on Form 10-K and the review of the interim financial statements included in the Company’s Forms 10-Q were $95,217 and $96,672 for fiscal years 2007 and 2006, respectively.

Audit-Related Fees

The Company did not engage or pay Burton McCumber & Cortez, L.L.P. for assurance and related services related to the performance of the audit of the Company’s annual financial statements or the review of the interim financial statements included in the Company’s Forms 10-Q for fiscal years 2007 and 2006.

Tax Fees

The Company did not engage or pay Burton McCumber & Cortez, L.L.P. for professional services relating to tax compliance, tax advice or tax planning in fiscal years 2007 and 2006.

All Other Fees

The Company did not engage or pay Burton McCumber & Cortez, L.L.P. for additional services, other than the services described above, in fiscal years 2007 and 2006.

 Pre-approval Policies and Procedures

All audit and non-audit services to be performed by the Company’s independent auditors must be approved in advance by the Audit Committee.  Consistent with applicable law, limited amounts of services, other than audit, review or attest services, may be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided each such approved service is reported to the full Audit Committee at its next meeting.

All of the engagements and fees for the Company’s fiscal year ended December 31, 2007 were approved by the Audit Committee.  In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2007, Burton McCumber & Cortez, L.L.P. only used full-time, permanent employees.

The Audit Committee has considered whether the provision by Burton McCumber & Cortez, L.L.P. of the services covered by the fees is compatible with maintaining Burton McCumber & Cortez, L.L.P.’s independence and believes that it is compatible.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of Report

	1.	Financial Statements:

The Consolidated Financial Statements of the Company and the related report of the Company’s independent public accountants thereon were previously filed under Item 8 of the Original Form 10-K.

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

	4.4	Form of Rights Certificate (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 10, 2006).
*	10.1	BCC’s 1996 Employee Comprehensive Stock Plan amended as of August 31, 1999 (incorporated by reference from Exhibit 10.8 to Form 10-K, dated September 30, 1999).
*	10.2	Form of Option Agreement between BCC and its employees under the 1996 Employee Comprehensive Stock Plan (incorporated by reference from Exhibit 10.9 to Form 10-K, dated September 30, 1999).
*	10.3	Amended and Restated 1996 Non-Employee Director Plan of BCC, amended as of August 31, 1999 (incorporated by reference from Exhibit 10.10 to Form 10-K, dated September 30, 1999).
*	10.4	Form of Option Agreement between BCC and non-employee directors (incorporated by reference from Exhibit 10.11 to Form 10-K, dated September 30, 1998).
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

*	10.7	BCC’s 401(k) Retirement Plan (incorporated by reference from Exhibit 10.14 to Form 10-K, dated September 30, 2000).

10.8	Office Building Lease Agreement between BCC and EOP-Union Square Limited Partnership, dated November 6, 2000 (incorporated by reference from Exhibit 10.16 to Form 10-K, dated December 31, 2001).
10.9	Office Building Sublease Agreement between BCC and CCC Centers, Inc., dated February 11, 2002 (incorporated by reference from Exhibit 10.17 to Form 10-K, dated December 31, 2001).
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

14.1	New Century Equity Holdings Corp. Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K, dated December 31, 2003).
21.1	List of Subsidiaries:
New Century Equity Holdings of Texas, Inc. (incorporated in Delaware)
New Century Equity Holdings, Inc. (incorporated in Texas)
23.1	Consent of Burton, McCumber & Cortez, L.L.P. (previously filed with Original Form 10-K).
31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (previously filed with Original Form 10-K).
32.2.1	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (previously filed with Original Form 10-K).
* Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP.
(Registrant)

Date: April 29, 2008	By:	/s/ Mark Schwarz
Mark Schwarz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April 2008.

Signature	Title

/s/ Mark Schwarz	Chief Executive Officer
Mark Schwarz	(Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer
John P. Murray	(Principal Financial and Accounting Officer)

/s/ Mark Schwarz	Director and
Mark E. Schwarz	Chairman of the Board

/s/ James Risher	Director
James Risher

/s/ Jonathan Bren	Director
Jonathan Bren

Director
Steve Pully