Form 10-Q
period 2008-03-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2008-05-15
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-28536

NEW CENTURY EQUITY HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2781950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1400, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 661-7488
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

As of May 15, 2008, the registrant had 53,883,872 shares of Common Stock outstanding.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$12,731	$12,679
Prepaids and other assets	187	37

Total current assets	12,918	12,716

Revenue interest	803	803

Total assets	$13,721	$13,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$96	$-
Accrued liabilities	231	131

Current and total liabilities	327	131

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-

Common stock, $0.01 par value, 75,000,000 shares authorized; 53,883,872 shares issued and outstanding	539	539
Additional paid-in capital	75,357	75,357
Accumulated deficit	(62,502)	(62,508)
Total stockholders’ equity	13,394	13,388

Total liabilities and stockholders’ equity	$13,721	$13,519

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues	$-	$-

Operating expenses:
General and administrative expenses	95	169

Operating loss	(95)	(169)

Other income (expense):
Interest income	101	156

Total other income	101	156

Net income (loss) applicable to common stockholders	$6	$(13)

Basic and diluted net income (loss) per common share:
Net income (loss)	$0.00	$(0.00)

Weighted average common shares outstanding	53,884	53,884

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$6	$(13)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and other assets	(150)	70
Increase (decrease) in accounts payable	96	(8)
Increase (decrease) in accrued liabilities	100	(11)
Net cash provided by operating activities	52	38

Cash flows from investing activities:
Purchase of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities	-	-

Net increase in cash and cash equivalents	52	36
Cash and cash equivalents, beginning of period	12,679	12,319

Cash and cash equivalents, end of period	$12,731	$12,355

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by New Century Equity Holdings Corp. (“NCEH” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the financial statements not misleading, have been included.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods.  It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Note 2. Historical Overview

New Century Equity Holdings Corp. is a company in transition.  The Company is currently seeking to redeploy its assets to enhance stockholder value and is seeking, analyzing and evaluating potential acquisition and merger candidates. On October 5, 2005, the Company entered into an agreement (the “Ascendant Agreement”) with ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”) to acquire an interest in the revenues generated by Ascendant.  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  The Company’s interest in Ascendant currently represents the Company’s sole operating business.

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

Index

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

Derivative Lawsuit

On August 11, 2004, Craig Davis, allegedly a stockholder of the Company, filed a lawsuit in the Chancery Court of New Castle County, Delaware (the “Lawsuit”).  The Lawsuit asserted direct claims, and also derivative claims on the Company’s behalf, against five former and three current directors of the Company.  On April 13, 2006, the Company announced that it reached an agreement with all of the parties to the Lawsuit to settle all claims relating thereto (the “Settlement”).  On June 23, 2006, the Chancery Court approved the Settlement, and on July 25, 2006, the Settlement became final and non-appealable.  As part of the Settlement, the Company set up a fund (the “Settlement Fund”), which was distributed to stockholders of record as of July 28, 2006, with a payment date of August 11, 2006.  The portion of the Settlement Fund distributed to stockholders pursuant to the Settlement was $2,270,017 or approximately $.04 per common share on a fully diluted basis, provided that any Common Stock held by defendants in the Lawsuit who were formerly directors of the Company would not be entitled to any distribution from the Settlement Fund.  The total Settlement proceeds of $3,200,000 were funded by the Company’s insurance carrier and by Parris H. Holmes, Jr., the Company’s former Chief Executive Officer, who contributed $150,000.  Also included in the total Settlement proceeds was $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the Company to the Settlement Fund.  Therefore, the Company recognized a loss of $600,000 related to the Lawsuit for the year ended December 31, 2006.  As part of the Settlement, the Company and the other defendants in the Lawsuit agreed not to oppose the request for fees and expenses by counsel to the plaintiff of $929,813.  Under the Settlement, the plaintiff, the Company and the other defendants (including Mr. Holmes) also agreed to certain mutual releases.

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

Index

During October 2007, in connection with the resolution of the Lawsuit, the Company and the insurance carrier agreed to settle all claims for reimbursement of legal and professional fees paid by the Company for $240,000.

Note 3. Stock Based Compensation

During the quarter ended March 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective application transition method.  Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R.  SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period.  Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. In the first quarter of fiscal 2007 and 2008, the Company recorded no stock-based compensation expense under the fair-value provisions of SFAS 123R.  The Company utilizes stock-based awards as a form of compensation for employees, officers and directors.

Note 4. Revenue Interest

  Pursuant to the Ascendant Agreement, the Company is entitled to a 50% interest, subject to certain adjustments, in the revenues of Ascendant, which interest declines if the assets under management of Ascendant reach certain levels.  Revenues generated by Ascendant include revenues from assets under management or any other sources or investments, net of any agreed commissions.  The Company also agreed to provide various marketing services to Ascendant.  On November 5, 2007, John Murray, Chief Financial Officer of the Company, was appointed to the Investment Advisory Committee of Ascendant to replace the Company’s former CEO.  The total potential purchase price under the terms of the Ascendant Agreement was $1,550,000, payable in four equal installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006.  Subject to the provisions of the Ascendant Agreement, including Ascendant’s compliance with the terms thereof, the third installment was payable on April 5, 2006 and the fourth installment was payable on July 5, 2006.  On April 5, 2006, the Company elected not to make the April installment payment and subsequently determined not to make the installment payment due July 5, 2006.  The Company believed that it was not required to make the payments because Ascendant did not satisfy all of the conditions in the Ascendant Agreement.

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

Ascendant had assets under management of approximately $39,500,000 and $37,500,000 as of March 31, 2008 and December 31, 2007, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007, in a timely manner and did not cure such failures within the required 45 day period.  In addition Ascendant has not made the payment for the quarter ended March 31, 2008.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

Index

The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through March 31, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

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

Since the Ascendant revenue interest meets the indefinite life criteria outlined in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize this intangible asset, but instead reviews this asset quarterly for impairment.  Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of the asset exceeds its fair value, and an impairment loss is recorded in an amount equal to any such excess.

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

Note 5. Commitments and Contingencies

In October 2000, the Company completed the Platinum Transaction.  Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $2,482,000 at March 31, 2008.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

Index

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

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. NCM is the general partner of Newcastle.  The Company incurred expenses pursuant to the services agreement totaling $7,500 for each of the quarters ended March 31, 2008 and 2007, respectively.  The Company owed NCM $0 as of March 31, 2008 and 2007, respectively.  The Company also receives accounting and administrative services from employees of NCM pursuant to such agreement.

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

Index

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

The Company has never declared or paid any cash dividends on its Common Stock, other than  $2,270,017 distributed to the stockholders pursuant to the Settlement in August 2006 (See Note 2).  On June 30, 2006, Newcastle elected to receive Preferred Dividends in cash for the period from June 19, 2005 through June 30, 2006.  On July 3, 2006, Newcastle elected to convert all of its Series A Preferred Stock into 19,230,768 shares of Common Stock.

Index

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
General

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries for the three months ended March 31, 2008.  It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Operating Revenues

Pursuant to the Ascendant Agreement, the Company is entitled to a 50% interest, subject to certain adjustments, in the revenues of Ascendant, which interest declines if the assets under management of Ascendant reach certain levels.  Revenues generated by Ascendant include revenues from assets under management or any other sources or investments, net of any agreed commissions.  The Company also agreed to provide various marketing services to Ascendant.  On November 5, 2007, John Murray, Chief Financial Officer of the Company, was appointed to the Investment Advisory Committee of Ascendant to replace the Company’s former CEO.  The total potential purchase price under the terms of the Ascendant Agreement was $1,550,000, payable in four equal installments of $387,500.  The first installment was paid at the closing and the second installment was paid on January 5, 2006.  Subject to the provisions of the Ascendant Agreement, including Ascendant’s compliance with the terms thereof, the third installment was payable on April 5, 2006 and the fourth installment was payable on July 5, 2006.  On April 5, 2006, the Company elected not to make the April installment payment and subsequently determined not to make the installment payment due July 5, 2006.  The Company believed that it was not required to make the payments because Ascendant did not satisfy all of the conditions in the Ascendant Agreement.

Index

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

Ascendant had assets under management of approximately $39,500,000 and $37,500,000 as of March 31, 2008 and December 31, 2007, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 and for the year ended December 31, 2007, in a timely manner and did not cure such failures within the required 45 day period.  In addition Ascendant has not made the payment for the quarter ended March 31, 2008.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through March 31, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised of all costs incurred in direct support of the business operations of the Company.  G&A expenses decreased by $74,000, or 44%, to $95,000 during the three months ended March 31, 2008, as compared to the corresponding period of the prior fiscal year.  This decrease is primarily attributable to the absence of legal and professional fees associated with the Lawsuit and officers’ compensation in the quarter ended March 31, 2008.

Interest Income

Interest income decreased by $55,000, or 35%, to $101,000 during the three months ended March 31, 2008, as compared to the corresponding period of the prior fiscal year. This decrease is attributable to a decrease in yields on cash balances available for short-term investment.

Liquidity and Capital Resources

The Company’s cash balance increased to $12,731,000 at March 31, 2008, from $12,679,000 at December 31, 2007.  The increase resulted from interest income of approximately $101,000 offset by cash funding of general and administrative expenses during the three months ended March 31, 2008.

During the next 12 months, the Company’s operating cash requirements are expected to consist principally of funding corporate expenses, the costs associated with maintaining a public company and expenses incurred in pursuing the Company’s business plan.  The Company expects to incur operating losses through fiscal 2008 which will continue to have a negative impact on liquidity and capital resources.

Index

Lease Guarantees

In October 2000, the Company completed the Platinum Transaction.  Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $2,482,000 at March 31, 2008.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The Company does not believe that the requirements of SFAS 157, which were effective for the Company on January 1, 2008, will have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the SFAS 157 requirements, which will be effective for the Company on January 1, 2009, on the Company’s financial position and results of operations.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with the rules of the SEC.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosures.  John Murray, the Company’s CFO, is the Company’s principal financial officer. Up until his resignation as CEO in October 2007, Steven J. Pully was the Company’s principal executive officer. Since Mr. Pully’s resignation, Mark E. Schwarz, the Chairman of the Board of the Company, has served the function of the CEO and is currently the principal executive officer of the Company.

Index

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Index

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

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP.
(Registrant)

Date:	May 15, 2008	By:	/s/ John P. Murray
John P. Murray
Chief Financial Officer
(Duly authorized and principal financial officer)