Form 10-K/A
period 2007-12-31
NEW CENTURY EQUITY HOLDINGS CORP
filed 2008-06-04
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Non-Accelerated Filer  ☐                                                      Smaller Reporting Company ☒

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

As of May 31, 2008, the registrant had 53,883,872 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Form 10-K/A (the “Amendment”) is to (a) replace the certifications appended as Exhibits 31.1 and 31.2 to our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Form 10-K”), and Amendment No. 1 to the Original Form 10-K, filed with the Securities and Exchange Commission on April 29, 2008 (“Amendment No. 1”), (b) indicate on the cover page of the Original Form 10-K and Amendment No. 1 that we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, and (c) amend and restate Item 13 of the Original Form 10-K.

There are no other changes to the Original Form 10-K or to Amendment No. 1 other than those set forth herein.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendments set forth herein.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

______________________________________________

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

Annual Report on Form 10-K/A

For the Year Ended December 31, 2007

		PAGE

	PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence	2

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	3

	Signatures	4

PART III

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

In June 2004, when Newcastle Partners, L.P. (“Newcastle”) acquired the Company’s Series A Convertible Preferred Stock, Mark Schwarz, Chief Executive Officer and Chairman of Newcastle Capital Management, L.P. (“NCM”), Steven J. Pully, former President of NCM, and John Murray, Chief Financial Officer of NCM, assumed positions as Chairman of the Board, Chief Executive Officer and Chief Financial Officer, respectively, of the Company. Through August 2007, Mr. Pully received an annual salary of $150,000 as Chief Executive Officer of the Company.  Mr. Pully resigned as Chief Executive Officer of the Company effective October 15, 2007.  Mr. Schwarz is currently the acting Chief Executive Officer of the Company.

Newcastle owns 19,380,768 shares of Common Stock of the Company, representing approximately 36% of the outstanding shares.  NCM, as the general partner of Newcastle, may be deemed to beneficially own the shares of Common Stock owned by Newcastle.  Newcastle Capital Group, L.L.C. (“NCG”), as the general partner of NCM, may be deemed to beneficially own the shares of Common Stock owned by Newcastle.  Mark Schwarz, as the managing member of NCG, may also be deemed to beneficially own the shares of Common Stock owned by Newcastle.  Accordingly, Newcastle, NCM, NCG and Mr. Schwarz may be deemed to control the Company.

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  Pursuant to an oral agreement, the Company previously occupied a portion of NCM’s space on a month-to-month basis at no charge, and received accounting and administrative services from employees of NCM at no charge.  Pursuant to a services agreement entered into between the parties on October 1, 2006, the Company occupies a portion of NCM’s space on a month-to-month basis at $2,500 per month.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following exhibits are filed herewith:

31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP.
(Registrant)

Date: June 3, 2008	By:	/s/ Mark Schwarz
Mark Schwarz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of June 2008.

Signature	Title

/s/ Mark Schwarz	Chief Executive Officer
Mark Schwarz	(Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer
John P. Murray	(Principal Financial and Accounting Officer)

/s/ Mark Schwarz	Director and
Mark Schwarz	Chairman of the Board

/s/ James Risher	Director
James Risher

/s/ Jonathan Bren	Director
Jonathan Bren

Director
Steve Pully