Form 10-Q
period 2008-06-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2008-08-14
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 14, 2008, the registrant had 53,883,872 shares of Common Stock outstanding.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

INDEX

Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$12,508	$12,679
Prepaids and other assets	330	37

Total current assets	12,838	12,716

Revenue interest	803	803

Total assets	$13,641	$13,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25	$-
Accrued liabilities	255	131

Current and total liabilities	280	131

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized; 53,883,872 shares issued and outstanding	539	539
Additional paid-in capital	75,357	75,357
Accumulated deficit	(62,535)	(62,508)
Total stockholders’ equity	13,361	13,388

Total liabilities and stockholders’ equity	$13,641	$13,519

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	95	149	190	328

Operating loss	(95)	(149)	(190)	(328)

Other income (expense):
Interest income	62	156	163	312

Total other income	62	156	163	312

Net income (loss) applicable to common stockholders	$(33)	$7	$(27)	$(16)

Basic and diluted net income (loss) per common share:
Net income (loss)	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding	53,884	53,884	53,884	53,884

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(27)	$(16)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share based payment expense	-	17
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and other assets	(293)	105
Increase (decrease) in accounts payable	25	(5)
Increase (decrease) in accrued liabilities	124	(65)
Net cash (used in) provided by operating activities	(171)	36

Cash flows from investing activities:
Purchase of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities	-	-

Net (decrease) increase in cash and cash equivalents	(171)	34
Cash and cash equivalents, beginning of period	12,679	12,319

Cash and cash equivalents, end of period	$12,508	$12,353

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by New Century Equity Holdings Corp. (“NCEH” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the financial statements not misleading, have been included.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods.  It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Index

In early 2004, the Company announced that it would seek stockholder approval to liquidate the Company.  In June of 2004, the board of directors of the Company determined that it would be in the best interest of the Company to accept an investment from Newcastle Partners, L.P. (“Newcastle”), an investment fund with a long track record of investing in public and private companies.  On June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4% Convertible Preferred Stock (the “Series A Preferred Stock”) to Newcastle for $5,000,000 (the “Newcastle Transaction”).  The Series A Preferred Stock was convertible into approximately thirty-five percent of the Company’s common stock (the “Common Stock”), at any time after the expiration of twelve months from the date of its issuance at a conversion price of $0.26 per share of Common Stock, subject to adjustment for dilution.  The holders of the Series A Preferred Stock were entitled to a four percent annual cash dividend (the “Preferred Dividends”).  Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.  On July 3, 2006, Newcastle converted its Series A Preferred Stock into 19,230,768 shares of Common Stock.

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

Note 3. Stock Based Compensation

During the quarter ended March 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective application transition method.  Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R.  SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period.  Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. For the six months ended June 30, 2008 and 2007, the Company recorded $0 and $17,000, respectively,  of stock-based compensation expense under the fair-value provisions of SFAS 123R.  The Company utilizes stock-based awards as a form of compensation for employees, officers and directors.

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

Ascendant had assets under management of approximately $45,200,000 and $37,500,000 as of June 30, 2008 and December 31, 2007, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for the calendar quarters including June 30, 2006 through March 31, 2008, in a timely manner and did not cure such failures within the required 45 day period.  In addition Ascendant has not made the payment for the quarter ended June 30, 2008.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

Index

The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through June 30, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

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

Since the Ascendant revenue interest meets the indefinite life criteria outlined in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize this intangible asset, but instead reviews this asset quarterly for impairment.  Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of the intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

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

Note 5. Commitments and Contingencies

In October 2000, the Company completed the Platinum Transaction.  Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $2,127,000 at June 30, 2008.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

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

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  The Company also receives accounting and administrative services from employees of NCM pursuant to such agreement.  NCM is the general partner of Newcastle.  The Company incurred expenses pursuant to the services agreement totaling $39,000 and $15,000 for the six months ended June 30, 2008 and 2007, respectively.  The Company owed NCM $24,000 and $0 as of June 30, 2008 and 2007, respectively.

Note 7.  Share Capital

On July 10, 2006, the Company entered into a stockholders rights plan (the “Rights Plan”) that replaced the Company's stockholders rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006. The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock. The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between New Century Equity Holdings Corp. and The Bank of New York Trust Company, N.A., as Rights Agent.

Index

The Company’s Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company’s ability to realize the benefits of its net operating loss carryforwards (“NOLs”) and capital loss carryforwards.  In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval of the Company’s Board of Directors. Stockholders that own 5% or more of the outstanding Common Stock as of the close of business on the Record Date may acquire up to an additional 1% of the outstanding Common Stock without penalty so long as they maintain their ownership above the 5% level (such increase subject to downward adjustment by the Company’s Board of Directors if it determines that such increase will endanger the availability of the Company’s NOLs and/or its capital loss carryforwards). In addition, the Company’s Board of Directors has exempted Newcastle, the Company’s largest stockholder, and may exempt any person or group that owns 5% or more if the Board of Directors determines that the person’s or group’s ownership will not endanger the availability of the Company’s NOLs and/or its capital loss carryforwards. A person or group that acquires a percentage of Common Stock in excess of the applicable threshold is called an “Acquiring Person”. Any Rights held by an Acquiring Person are void and may not be exercised. The Company’s Board of Directors authorized the issuance of one Right per each share of Common Stock outstanding on the Record Date. If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 (the “Preferred Stock”), for a purchase price of $10.00. Each fractional share of Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
General

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. and subsidiaries for the three months and six months ended June 30, 2008.  It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

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

Index

Ascendant had assets under management of approximately $45,200,000 and $37,500,000 as of June 30, 2008 and December 31, 2007, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for all calendar quarters including June 30, 2006 through March 31, 2008, in a timely manner and did not cure such failures within the required 45 day period.  In addition, Ascendant has not made the payment for the quarter ended June 30, 2008.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through June 30, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised of all costs incurred in direct support of the business operations of the Company.  G&A expenses decreased by $54,000, or 36%, and $138,000 or 42%, to $95,000 and $190,000, respectively, during the three and six months ended June 30, 2008, respectively, as compared to the corresponding periods of the prior fiscal year.  This decrease is primarily attributable to the absence of legal and professional fees associated with the Lawsuit, officers’ compensation and stock based compensation during the three and six months ended June 30, 2008.

Interest Income

Interest income decreased by $94,000, or 60%, and $149,000, or 48%, to $62,000 and $163,000, respectively, during the three and six months ended June 30, 2008, respectively, as compared to the corresponding periods of the prior fiscal year.  This decrease is attributable to a decrease in yields on cash balances available for short-term investment.

Liquidity and Capital Resources

The Company’s cash balance decreased to $12,508,000 at June 30, 2008, from $12,679,000 at December 31, 2007.  The decrease resulted from cash funding of general and administrative expenses offset by interest income of approximately $163,000 during the six months ended June 30, 2008.

Index

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

Lease Guarantees

In October 2000, the Company completed the Platinum Transaction.  Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $2,127,000 at June 30, 2008.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

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

Index

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

NEW CENTURY EQUITY HOLDINGS CORP.
(Registrant)

Date: August 14, 2008	By:	/s/ John P. Murray
John P. Murray
Chief Financial Officer
(Duly authorized and principal financial officer)