Form 10-Q
period 2008-09-30
NEW CENTURY EQUITY HOLDINGS CORP
filed 2008-11-14
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 14, 2008, the registrant had 53,883,872 shares of Common Stock outstanding.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES

i

Index

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,088	$12,679
Prepaids and other assets	815	37

Total current assets	12,903	12,716

Revenue interest	803	803

Total assets	$13,706	$13,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106	$-
Accrued liabilities	260	131

Current and total liabilities	366	131

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized; 53,883,872 shares issued and outstanding	539	539
Additional paid-in capital	75,357	75,357
Accumulated deficit	(62,556)	(62,508)
Total stockholders’ equity	13,340	13,388

Total liabilities and stockholders’ equity	$13,706	$13,519

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	81	121	271	448

Operating loss	(81)	(121)	(271)	(448)

Other income (expense):
Interest income	60	155	223	466

Total other income	60	155	223	18

Net income (loss) applicable to common stockholders	$(21)	$34	$(48)	$18

Basic and diluted net income (loss) per common share:
Net income (loss)	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding	53,884	53,884	53,884	53,884

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Index

NEW CENTURY EQUITY HOLDINGS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(48)	$18
Adjustments to reconcile net loss to net cash provided by operating activities:
Share based payment expense	-	17
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and other assets	(778)	122
Increase (decrease) in accounts payable	106	(13)
Increase (decrease) in accrued liabilities	129	(59)
Net cash (used in) provided by operating activities	(591)	85

Cash flows from investing activities:
Purchase of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities	-	-

Net (decrease) increase in cash and cash equivalents	(591)	83
Cash and cash equivalents, beginning of period	12,679	12,319

Cash and cash equivalents, end of period	$12,088	$12,402

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

Note 2.  Recent Developments

Wilhelmina Acquisition Agreement

On August 25, 2008, NCEH and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of NCEH (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments, L.P. (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), and Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, NCEH will acquire the Wilhelmina Companies subject to the terms and conditions thereof (the “Acquisition”).  The Acquisition Agreement provides for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International will become a wholly owned subsidiary of NCEH (the “Merger”) and (ii) NCEH’s purchase of the outstanding equity interests of the other Wilhelmina Companies for cash.

At the closing of the Acquisition Agreement (the “Closing”), NCEH will pay an aggregate purchase price of $30,000,000 in connection with the Acquisition, of which $24,000,000 will be paid for the outstanding equity interests of the Wilhelmina Companies and $6,000,000 in cash will repay the outstanding balance of a note held by a Control Seller.  The purchase price includes $15,000,000 of Common Stock of NCEH (the “Common Stock”), valued at book value as of July 31, 2008 (which the parties agreed is $0.247 per share of Common Stock, subject to adjustment) to be issued in connection with the merger of Wilhelmina Acquisition with and into Wilhelmina International.  The remaining $9,000,000 of cash will be paid to acquire the equity interests of the remaining Wilhelmina Companies.

Index

The purchase price is subject to certain post-closing adjustments, which will be effected against a total of $4,600,000 of Common Stock that will be held in escrow pursuant to the Acquisition Agreement.  The $30,000,000 to be paid at Closing, less $4,500,000 of Common Stock to be held in escrow in respect of the “core business” purchase price adjustment, provides for a floor purchase price of $25,500,000 (which amount may be further reduced in connection with certain indemnification matters).  The shares of Common Stock held in escrow may be repurchased by NCEH for a nominal amount, subject to certain earnouts and offsets.

The shares of Common Stock held in escrow support earnout offsets and indemnification obligations of the Sellers.  The Sellers will be required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earnout with respect to the other Wilhelmina Company.  Losses in excess of earnout amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.   Working capital deficiencies may also reduce positive earnout amounts.  The earnouts are payable in 2011.

The Acquisition Agreement and the transactions contemplated thereunder is subject to shareholder approval.  On October 14, 2008, the Company filed a preliminary proxy statement with the SEC in order to seek shareholder approval of, among other things, the Acquisition Agreement and the transactions contemplated thereunder.  When completed, the definitive proxy statement will be mailed to the shareholders.

Newcastle Financing Agreement

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle Partners, L.P., a Texas limited partnership (“Newcastle”), which currently owns 19,380,768 shares or approximately 36% of the Company’s outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, subject to and conditioned upon the Closing of the Acquisition Agreement, the Company will sell to Newcastle $3,000,000 of shares of Common Stock at $.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the Closing, up to an additional $2,000,000 of Common Stock on the same terms.  The Equity Financing Agreement is subject to certain other conditions, including the parties’ entry into a registration rights agreement upon the Closing, pursuant to which Newcastle will be granted certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issuable under the Equity Financing Agreement.

Sean Patterson Employment Agreement

On November 10, 2008, the Company, Wilhelmina International and Sean Patterson entered into an Employment Agreement covering the terms of the employment of Mr. Patterson by Wilhelmina International subject to, and effective upon, the closing of the acquisition of the Wilhelmina Companies by the Company pursuant to the Acquisition Agreement.  See “Wilhelmina Acquisition Agreement” above.  Under the Employment Agreement, Mr. Patterson will continue to serve as President of Wilhelmina International.  Mr. Patterson will receive a base salary of $475,000 per year and an annual bonus based on the excess of the combined annual EBITDA of Wilhelmina International, WAM and Wilhelmina Models, Inc., a Wilhelmina International subsidiary, over $4,000,000.  The Employment Agreement has a three year term.  Mr. Patterson is subject to certain non-competition, non-solicitation and related obligations during and following the term of the Employment Agreement.

Note 3.  Historical Overview

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

Index

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

In early 2004, the Company announced that it would seek stockholder approval to liquidate the Company.  In June of 2004, the board of directors of the Company determined that it would be in the best interest of the Company to accept an investment from Newcastle, an investment fund with a long track record of investing in public and private companies.  On June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4% Convertible Preferred Stock (the “Series A Preferred Stock”) to Newcastle for $5,000,000 (the “Newcastle Transaction”).  The Series A Preferred Stock was convertible into approximately thirty-five percent of the Company’s Common Stock, at any time after the expiration of twelve months from the date of its issuance at a conversion price of $0.26 per share of Common Stock, subject to adjustment for dilution.  The holders of the Series A Preferred Stock were entitled to a four percent annual cash dividend (the “Preferred Dividends”).  Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.  On July 3, 2006, Newcastle converted its Series A Preferred Stock into 19,230,768 shares of Common Stock.

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

Index

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

Note 4.  Stock Based Compensation

During the quarter ended March 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective application transition method.  Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R.  SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period.  Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.  For the nine months ended September 30, 2008 and 2007, the Company recorded $0 and $17,000, respectively, of stock-based compensation expense under the fair-value provisions of SFAS 123R.  The Company utilizes stock-based awards as a form of compensation for employees, officers and directors.

Note 5.  Revenue Interest

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

Index

Ascendant had assets under management of approximately $40,800,000 and $37,500,000 as of September 30, 2008 and December 31, 2007, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for the calendar quarters including June 30, 2006 through June 30, 2008, in a timely manner and did not cure such failures within the required 45 day period.  In addition, Ascendant has not made the payment for the quarter ended September 30, 2008.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through September 30, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

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

Index

Note 6.  Commitments and Contingencies

In October 2000, the Company completed the Platinum Transaction.  Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $1,773,000 at September 30, 2008.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

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

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  The Company also receives accounting and administrative services from employees of NCM pursuant to such agreement.  NCM is the general partner of Newcastle.  The Company incurred expenses pursuant to the services agreement totaling $115,500 and $22,500 for the nine months ended September 30, 2008 and 2007, respectively.  The Company owed NCM $69,000 and $0 as of September 30, 2008 and 2007, respectively.

Index

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (See Note 2).

Note 8.  Share Capital

On July 10, 2006, the Company entered into a stockholders rights plan (the “Rights Plan”) that replaced the Company’s stockholders rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006.  The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between New Century Equity Holdings Corp. and The Bank of New York Trust Company, N.A., as Rights Agent.

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

The Company has never declared or paid any cash dividends on its Common Stock, other than $2,270,017 distributed to the stockholders pursuant to the Settlement in August 2006 (See Note 3).  On June 30, 2006, Newcastle elected to receive Preferred Dividends in cash for the period from June 19, 2005 through June 30, 2006.  On July 3, 2006, Newcastle elected to convert all of its Series A Preferred Stock into 19,230,768 shares of Common Stock.

Item 2.

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, the timing and successful completion of the acquisition of Wilhelmina International, Ltd. and its affiliated companies (the “Wilhelmina Companies”), the Company’s success in integrating the operations of the Wilhelmina Companies in a timely manner, or at all, the Company’s ability to realize the anticipated benefits of the transaction to the extent, or in the timeframe, anticipated, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for New Century Equity Holdings Corp. (the “Company”) and subsidiaries for the three months and nine months ended September 30, 2008.  It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

On August 25, 2008, the Company executed a definitive agreement to acquire Wilhelmina International, Ltd. and its affiliated companies.  At the closing of the transaction, the Company is expected to change its name to “Wilhelmina International, Inc.”  Wilhelmina International, Ltd. will become the Company’s operating business.  The transaction is subject to the approval of the Company’s shareholders, together with other customary conditions.  In connection with the execution of the agreement, Newcastle Partners, L.P., an affiliate of the Company’s Chairman and acting Chief Executive Officer, Mark E. Schwarz, has agreed to provide to the Company up to $5 million in additional equity financing on terms commensurate with the valuation of shares to be issued in connection with the transaction.  These funds will be used by the Company to complete the transaction.  The financing arrangements have been approved separately by an independent committee of the Company’s Board of Directors.  The discussion of the business, financial conditions and results of operations of the Company in this report does not include the anticipated effects of this acquisition.  See the sections entitled “Wilhelmina Acquisition Agreement” and “Newcastle Financing” below.

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

Ascendant had assets under management of approximately $40,800,000 and $37,500,000 as of September 30, 2008 and December 31, 2007, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for all calendar quarters including June 30, 2006 through June 30, 2008, in a timely manner and did not cure such failures within the required 45 day period.  In addition, Ascendant has not made the payment for the quarter ended September 30, 2008.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through September 30, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised of all costs incurred in direct support of the business operations of the Company.  G&A expenses decreased by $40,000, or 33%, and $177,000 or 40%, to $81,000 and $271,000, respectively, during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding periods of the prior fiscal year.  This decrease is primarily attributable to the absence of legal and professional fees associated with the Lawsuit, officers’ compensation and stock based compensation during the three and nine months ended September 30, 2008.

Interest Income

Interest income decreased by $95,000, or 61%, and $243,000, or 52%, to $60,000 and $223,000, respectively, during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding periods of the prior fiscal year.  This decrease is attributable to a decrease in yields on cash balances available for short term investment.

Index

Liquidity and Capital Resources

The Company’s cash balance decreased to $12,088,000 at September 30, 2008, from $12,679,000 at December 31, 2007.  The decrease resulted from cash funding of general and administrative expenses and expenses associated with the proposed acquisition of Wilhelmina International, Ltd. and its affiliated companies offset by interest income of approximately $223,000 during the nine months ended September 30, 2008.

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

Assuming the acquisition of Wilhelmina International, Ltd. and its affiliated companies is approved by the stockholders of the Company, the Company will be obligated to fund $15,000,000 at closing of the acquisition, subject to the conditions set forth in the Acquisition Agreement (as defined herein).  The Company expects to fund the cash closing obligations with cash on hand and funds from the Equity Financing Agreement (as defined herein).  See the sections entitled “Wilhelmina Acquisition Agreement” and “Newcastle Financing Agreement” below.

Lease Guarantees

In October 2000, the Company completed the Platinum Transaction.  Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $1,773,000 at September 30, 2008.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company guaranteed two operating leases for office space for certain of its wholly-owned subsidiaries prior to the Platinum Transaction.  One such lease expired in 2006.  See the section entitled “Lease Guarantees” above.

Index

Wilhelmina Acquisition Agreement

On August 25, 2008, the Company and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments, L.P. (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), and Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, the Company will acquire the Wilhelmina Companies subject to the terms and conditions thereof (the “Acquisition”).  The Acquisition Agreement provides for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International will become a wholly owned subsidiary of the Company (the “Merger”) and (ii) the Company’s purchase of the outstanding equity interests of the other Wilhelmina Companies for cash.

At the closing of the Acquisition Agreement (the “Closing”), the Company will pay an aggregate purchase price of $30,000,000 in connection with the Acquisition, of which $24,000,000 will be paid for the outstanding equity interests of the Wilhelmina Companies and $6,000,000 in cash will repay the outstanding balance of a note held by a Control Seller.  The purchase price includes $15,000,000 of Common Stock of the Company (the “Common Stock”), valued at book value as of July 31, 2008 (which the parties agreed is $0.247 per share of Common Stock, subject to adjustment) to be issued in connection with the merger of Wilhelmina Acquisition with and into Wilhelmina International.  The remaining $9,000,000 of cash will be paid to acquire the equity interests of the remaining Wilhelmina Companies.

The purchase price is subject to certain post-closing adjustments, which will be effected against a total of $4,600,000 of Common Stock that will be held in escrow pursuant to the Acquisition Agreement (the “Seller Restricted Shares”).  The $30,000,000 to be paid at Closing, less $4,500,000 of Common Stock to be held in escrow in respect of the “core business” purchase price adjustment, provides for a floor purchase price of $25,500,000 (which amount may be further reduced in connection with certain indemnification matters).  The shares of Common Stock held in escrow may be repurchased by the Company for a nominal amount, subject to certain earnouts and offsets.

The shares of Common Stock held in escrow support earnout offsets and indemnification obligations of the Sellers.  The Sellers will be required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earnout with respect to the other Wilhelmina Company.  Losses in excess of earnout amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.   Working capital deficiencies may also reduce positive earnout amounts.  The earnouts are payable in 2011.

The Acquisition Agreement and the transactions contemplated thereunder is subject to shareholder approval.  On October 14, 2008, the Company filed a preliminary proxy statement with the SEC in order to seek shareholder approval of, among other things, the Acquisition Agreement and the transactions contemplated thereunder.  When completed, the definitive proxy statement will be mailed to the shareholders.

Index

Newcastle Financing Agreement

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle, which currently owns 19,380,768 shares or approximately 36% of the Company’s outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, subject to and conditioned upon the Closing of the Acquisition Agreement, the Company will sell to Newcastle $3,000,000 of shares of Common Stock at $.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the Closing, up to an additional $2,000,000 of Common Stock on the same terms.  The Equity Financing Agreement is subject to certain other conditions, including the parties’ entry into a registration rights agreement upon the Closing, pursuant to which Newcastle will be granted certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issuable under the Equity Financing Agreement.

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

Index

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

Item 5.  Other Information

On November 10, 2008, the Company, Wilhelmina International and Sean Patterson entered into an Employment Agreement covering the terms of the employment of Mr. Patterson by Wilhelmina International subject to, and effective upon, the closing of the acquisition of the Wilhelmina Companies by the Company pursuant to the Acquisition Agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Wilhelmina Acquisition Agreement” above.  Under the Employment Agreement, Mr. Patterson will continue to serve as President of Wilhelmina International.  Mr. Patterson will receive a base salary of $475,000 per year and an annual bonus based on the excess of the combined annual EBITDA of Wilhelmina International, WAM and Wilhelmina Models, Inc., a Wilhelmina International subsidiary, over $4,000,000.  The Employment Agreement has a three year term.  Mr. Patterson is subject to certain non-competition, non-solicitation and related obligations during and following the term of the Employment Agreement.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, which is attached as Exhibit 10.1 hereto.

Item 6.  Exhibits

Exhibits:

10.1	Employment Agreement By and Among New Century Equity Holdings Corp., Wilhelmina International, Ltd. and Sean Patterson, dated November 10, 2008 (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY EQUITY HOLDINGS CORP.
(Registrant)

Date: November 14, 2008	By:	/s/ John P. Murray
John P. Murray
Chief Financial Officer
(Duly authorized and principal financial officer)