Form 10-K
period 2008-12-31
Wilhelmina International, Inc.
filed 2009-04-15
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________

Commission File Number 0-28536
_______________

WILHELMINA INTERNATIONAL, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,865,527.

As of April 14, 2009, the registrant had 129,440,752 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its 2009 Annual Meeting of Shareholders to be held on a date to be determined, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2008.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2008

i

INDEX

PART I

ITEM 1.                      BUSINESS

This Annual Report on Form 10-K contains certain “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, the Company’s success in integrating the operations of the Wilhelmina Companies (as defined below) in a timely manner, or at all, the Company’s ability to realize the anticipated benefits of the Wilhelmina Companies to the extent, or in the timeframe, anticipated, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission (“SEC”).  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

INTRODUCTION

Historical Overview and Recent Developments

Pre-Wilhelmina

Wilhelmina International, Inc. (the “Company”), formerly known as New Century Equity Holdings Corp. (“NCEH”) and Billing Concepts Corp. (“BCC”), was incorporated in the state of Delaware in 1996.  BCC was previously a wholly owned subsidiary of U.S. Long Distance Corp. (“USLD”) and principally provided third-party billing clearinghouse and information management services to the telecommunications industry (the “Transaction Processing and Software Business”).  Upon its spin-off from USLD, BCC became an independent, publicly held company.  In October 2000, the Company completed the sale of several wholly owned subsidiaries that comprised the Transaction Processing and Software Business to Platinum Holdings (“Platinum”) for consideration of $49,700,000 (the “Platinum Transaction”).  The Company also received payments totaling $7,500,000 for consulting services provided to Platinum over the twenty-four month period subsequent to the Platinum Transaction.

Beginning in 1998, the Company made multiple investments in Princeton eCom Corporation (“Princeton”) totaling approximately $77,300,000 before selling all of its interest for $10,000,000 in June 2004.  The Company’s strategy, beginning with its investment in Princeton, of making investments in high-growth companies was also facilitated through several other investments.

In early 2004, the Company announced that it would seek shareholder approval to liquidate the Company.  In June of 2004, the Board of Directors of the Company determined that it would be in the best interest of the Company to accept an investment from Newcastle Partners, L.P. (“Newcastle”), an investment fund with a long track record of investing in public and private companies.  On June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4% Convertible Preferred Stock (the “Series A Preferred Stock”) to Newcastle for $5,000,000 (the “Newcastle Transaction”).  The Series A Preferred Stock was convertible into approximately thirty-five percent of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at any time after the expiration of twelve months from the date of its issuance at a conversion price of $0.26 per share of Common Stock, subject to adjustment for dilution.  The holders of the Series A Preferred Stock were entitled to a four percent annual cash dividend (the “Preferred Dividends”).  Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.  On July 3, 2006, Newcastle converted its Series A Preferred Stock into 19,230,768 shares of Common Stock.

INDEX

The Wilhelmina Acquisition

On August 25, 2008, the Company (formerly known as NCEH) and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments, L.P. (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), and Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, which closed February 13, 2009, the Company acquired the Wilhelmina Companies subject to the terms and conditions thereof (the “Wilhelmina Transaction”).  The Acquisition Agreement provided for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International became a wholly owned subsidiary of the Company (the “Merger”) and (ii) the Company purchased the outstanding equity interests of the other Wilhelmina Companies for cash.

At the closing, on February 13, 2009, the Company paid an aggregate purchase price of $22,431,721 in connection therewith, of which $16,431,721 was paid for the outstanding equity interests of the Wilhelmina Companies and $6,000,000 in cash repaid the outstanding balance of a note held by a Control Seller.  The purchase price included $7,609,336 (63,411,131 shares) of Common Stock of the Company, valued at $0.12 per share (representing the closing price of the Company’s Common Stock on February 13, 2009) that was issued in connection with the merger of Wilhelmina Acquisition with and into Wilhelmina International.  The remaining $8,822,385 of cash was paid to acquire the equity interests of the remaining Wilhelmina Companies.

The purchase price is subject to certain post-closing adjustments, which may be effected against a total of 19,229,746 shares of Common Stock (valued at $2,307,570 at February 13, 2009) that are being held in escrow pursuant to the Acquisition Agreement.  The $22,431,721 paid at closing, less the 19,229,746 shares of Common Stock held in escrow in respect of the purchase price adjustment, provides for a floor purchase price of $20,124,151 (which amount may be further reduced in connection with certain indemnification matters).  The shares of Common Stock held in escrow may be repurchased by the Company for a nominal amount, subject to certain earnouts and offsets.

INDEX

Upon the closing of the Wilhelmina Transaction, the Control Sellers and Patterson obtained certain demand and piggyback registration rights pursuant to a registration rights agreement with respect to the Common Stock issued to them under the Acquisition Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and the registration rights holders, as well as certain other customary provisions.

The shares of Common Stock held in escrow support earnout offsets and indemnification obligations of the Sellers.  The Sellers will be required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earnout with respect to the other Wilhelmina company.  Losses in excess of earnout amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.  Working capital deficiencies may also reduce positive earnout amounts.  The earnouts are payable in 2012.

Newcastle Financing Agreement

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle, which at that time owned 19,380,768 shares or approximately 36% of the Company’s outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 31,526,517 shares of Common Stock or approximately 24% of the Company’s outstanding Common Stock.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the closing, up to an additional $2,000,000 (8,097,166 shares) of Common Stock on the same terms.  Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issuable under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

DESCRIPTION OF THE WILHELMINA COMPANIES

Overview

With the closing of the Wilhelmina Transaction, the business of the Wilhelmina Companies (also referred to in this description as Wilhelmina) represented the primary operating business of the Company. The Wilhelmina Companies provide traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

Wilhelmina’s primary business is fashion model management, which activity is headquartered in New York City.  Wilhelmina was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama.  Wilhelmina had been a privately held company until its acquisition by the Company.

INDEX

The Wilhelmina Companies also include New York City-based entities focused on business areas complimentary to Wilhelmina’s fashion model and talent management business.  Wilhelmina Artist Management LLC (“WAM”), a New York corporation founded in 1998, is a talent management company that seeks to secure endorsement and spokesperson work for various high-profile talent from the worlds of sports, music and entertainment.  Wilhelmina Licensing LLC (“Wilhelmina Licensing”), a Delaware company founded in 1999, oversees the licensing of the “Wilhelmina” name, mainly to local modeling agencies across the U.S.  Wilhelmina Film & TV Production, LLC (“Wilhelmina TV”), a Delaware company founded in 2004, holds certain rights to and managed aspects of the production of certain reality television shows such as “The Agency” (2007) and “She’s Got the Look” (2008) that seek to capitalize on the “Wilhelmina” brand.

Organizational Structure

Wilhelmina International has three wholly owned subsidiaries:  Wilhelmina West, Inc. (“Wilhelmina West”), LW1, Inc. (“LW1”) and Wilhelmina Models, Inc. (“Wilhelmina Models”).  Wilhelmina West is a full-service fashion model agency based in Los Angeles.  LW1, also based in Los Angeles, offers some models the opportunity to be showcased on TV and film through its membership in the Screen Actors Guild.  Wilhelmina Models, based in New York City, holds certain contractual rights related to the business of Wilhelmina International.  Wilhelmina International also owns a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC, a New York City-based modeling agency that specializes in representing child models, from newborns to children 14 years of age.  Collectively, these businesses represent the Wilhelmina Companies’ model management business.  Operating on the same entity level as Wilhelmina International are Wilhelmina Miami (a licensee of the “Wilhelmina” name), WAM, Wilhelmina TV and Wilhelmina Licensing, which represent the Wilhelmina Companies’ other business ventures complimentary to Wilhelmina’s fashion model management business.

Industry Overview

The fashion model management industry is highly fragmented, with smaller, local talent management firms frequently competing with a small group of internationally operating talent management firms for client assignments.  New York City, Los Angeles and Miami, as well as Paris, Milan and London are considered the most important markets for the fashion talent management industry; most of the leading international firms are headquartered in New York City, which is considered to be the “capital” of the global fashion industry.  Apart from Paris-based and publicly-listed Elite SA, all fashion talent management firms are privately-held.

The fashion model management industry can be divided into many subcategories, including advertising campaigns as well as catalog, runway and editorial work.  Advertising work involves modeling for advertisements featuring consumer products such as cosmetics, clothing and other items, to be placed in magazines, in newspapers, on billboards and with other types of media.  Catalog work involves modeling for promotional catalogs that are produced throughout the year.  Runway work involves modeling at fashion shows, which primarily take place in Paris, Milan, London and New York City.  Editorial work involves modeling for the cover and editorial section of magazines.

Economic Environment

The business of talent management firms such as Wilhelmina is related to the state of the advertising industry, as demand for talent is driven by print and TV advertising campaigns for consumer goods and retail clients.  Contractions in the availability of business and consumer credit, a decrease in consumer spending, a significant rise in unemployment and other factors have all led to increasingly volatile capital markets over the course of 2008. During recent months, the financial services, automotive and other sectors of the global economy have come under increased pressure, resulting in, among other consequences, extraordinarily difficult conditions in the capital and credit markets and a global economic recession that has negatively impacted Wilhelmina’s clients’ spending on the services that the Wilhelmina Companies provide.

INDEX

Wilhelmina has a large and diverse client base as discussed below. Although Wilhelmina has a large and diverse client base, it is not immune to global economic conditions. Wilhelmina has less visibility than historically with regards to clients spending plans in the near term. Continued economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could adversely affect Wilhelmina’s results of operations and financial condition. Wilhelmina intends to continue to closely monitor economic conditions, client spending and other factors, and in response, will take actions available to reduce costs, manage working capital and conserve cash. In the current economic environment, there can be no assurance as to the effects on Wilhelmina of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and internet) amounting to approximately $182 billion in 2008, North America is by far the world’s largest advertising market.  Forecasts by ZenithOptimedia1, a recognized media services group, predict that year-on-year negative growth in North America will amount to minus 6.2% (2009 versus 2008) and 2.1% (2010 versus 2009) and 2.8% (2011 versus 2010), for total ad expenditures of $180 billion forecast for 2011.  According to ZenithOptimedia1, in 2008 global ad expenditures were split among the following media:  Television (38.0%), Newspapers (25.4%), Magazines (11.5%), internet (10.3%), Radio (7.6%), Outdoor (6.7%), and Cinema (0.5%).  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television and outdoor are of particular relevance, with internet advertising becoming increasingly important.

Talent Management Business

The talent management industry is focused on providing fashion modeling and celebrity product-endorsement services to clients such as ad agencies, branded consumer goods companies, fashion designers, magazines, retailers and department stores, product catalogs and internet sites.

Clients pay talent for their appearance in photo shoots for magazine features, print advertising, direct mail marketing, product catalogs and internet sites, as well as for their appearance in runway shows to present new designer collections, fit modeling, and on-location presentations and event appearances.  In addition, talent may also appear in film and TV commercials.

Talent management firms develop and diversify their talent portfolio through a combination of ongoing local, regional or international scouting and talent-search efforts to source new talent, and cooperate with other agencies that represent talent, but lack specific booking opportunities for such talent.  Depending on the individual talent agency, talent may either be represented by the firm or a specialized “board” within the firm, or by individual talent managers or bookers.  Depending on the breadth of their service, talent management firms may in effect manage the entire modeling career of the individual talent they represent.  Talent management firms typically represent talent on an exclusive basis for periods of up to three years, subject to renewals.  Similarly, employment agreements with individual booking agents typically include non-compete clauses.

When seeking to hire talent services, clients will typically directly contact individual talent managers at a select number of talent management firms (pre-selected on the basis of specific talent represented by the firms or the firms’ reputation and depth of its talent portfolio), describe the client’s specific requirements and invite the talent management firm to make a certain talent available for an “audition” for a photo shoot or appearance.  The booking agent will negotiate pricing for the talent and will prepare the talent for the audition.  If the talent succeeds at the audition and is selected for the project, the booker will handle and coordinate all scheduling and client requirements, and invoice the client on the basis of the agreed fees specified in the voucher the talent returns to the firm upon completion of the project.

1 Source:  “No growth in global ad spend in 2009” Press Release, December 8, 2008, ZenithOptimedia Group Limited.

INDEX

In exchange for their services, talent management firms charge their talent a commission, representing a percentage of the amount billed to the client.  The amount talent firms can charge clients for the talent’s services depends on the talent’s reputation and success in the marketplace, and his or her corresponding negotiating position with the firm.  In addition, the talent management firms charge a service charge to the clients.  This charge is typically negotiated and amounts to a percentage of the talent’s services and is paid by the client in addition to the amount paid for the talent’s services.

Competition

Wilhelmina’s principal competitors in the U.S. include DNA Model Management, Elite Model Management, Ford Models, Inc., IMG Models, Marilyn Model Agency, NEXT Model Management and Women Model Management.  Smaller agencies typically tend to cater primarily to local market needs, such as local magazine and television advertising.  Several of the larger fashion talent firms operate offices in multiple cities and countries, or alternatively have chosen to partner with local or foreign agencies to attempt to harness synergies without increasing overhead.  In Europe, clients typically look to local firms as well as leading international firms for talent, or will seek models from talent management firms with a presence on location for the shoot, such as Miami, which has a strong, seasonal demand for several international catalog clients.

In recent years, several of the leading agencies have experienced structural changes, such as the establishment of Elite SA as a standalone and publicly-listed European entity and the formal separation from its former U.S.-based affiliate, as well as the ownership change and recapitalization of Ford Models.  Other firms, such as IMG, have changed their business strategy from full-service agency to a narrowly-focused female-only supermodel talent segment.  Other firms, including Wilhelmina, are expanding into related talent management areas, such as sports representation.

Several of the leading talent management firms, whether through modeling contests or reality TV shows and contests, are actively seeking to develop brand-awareness for their status within the fashion talent management industry for product licensing and related purposes.

Wilhelmina’s Business Model

Fashion Model Management Business

Within its fashion model management business, Wilhelmina has two primary sources of revenue:  commissions paid by models as a percentage of their gross earnings and a separate service charge, paid by clients in addition to the booking fees, calculated as a percentage of the models’ booking fees.  Wilhelmina believes that its commission rates and service charge are comparable to those of its principal competitors.

Wilhelmina’s fashion model management operations are organized into divisions called “boards,” each of which specializes by the type of models it represents.  Wilhelmina’s boards are generally described in the table below.

Board Name	Location	Target Market
Women	LA, NYC	High-end female fashion models
Men	LA, NYC	High-end male fashion models
Wilhelmina Women	NYC	Established female fashion models (ages 18-29)
Wilhelmina Men	NYC	Established male fashion models (ages 18+)
Sophisticated Women	NYC	Established female fashion models (ages 30+)
Ten-20	NYC	Full-figured female fashion models
Runway	LA, NYC	Catwalk and designer client services
Lifestyle	LA, NYC	Commercial print bookings
Kids*	NYC	Child models (age 14 and under)

*	Through partial ownership of Wilhelmina Kids & Creative Management LLC

INDEX

Each board is headed by a director who is in charge of the agents assigned to such board.  The agents of each board act both as bookers (includes promoting models, negotiating fees and contracting work) and as talent scouts/managers (includes providing models with career guidance and helping them better market themselves).  Although agents individually develop professional relationships with models, models are represented by a board collectively, and not by a specific agent.  Also, in contrast to the industry norm, Wilhelmina’s agents typically work on one board throughout their tenure with Wilhelmina and rarely change agencies.  Wilhelmina’s organization into boards thereby enables Wilhelmina to provide clients with services tailored to their particular needs, to allow models to benefit from agents’ specialized experience in their particular markets, and to limit Wilhelmina’s dependency on any specialty market or agent.

Once the agents become proven, Wilhelmina pursues employment contracts with agents that include noncompetition provisions such as a prohibition from working with Wilhelmina’s models and clients for a certain period of time after the end of the agent’s employment with Wilhelmina.  These terms are now considered standard practice throughout the industry.

Wilhelmina typically signs its models to two-year exclusive contracts, which it actively enforces.  Models typically do not switch from one agency to another, since they develop relationships with agents and become well known by certain of Wilhelmina’s clients.  The average model remains with Wilhelmina for eight to ten years and often progresses through a number of Wilhelmina’s boards as his or her career matures.

Talent Management Business

WAM has two primary sources of revenue:  commissions paid by talent as a percentage of their gross earnings and royalties (WAM may occasionally obtain an equity interest in a product line or company in consideration for its services).  WAM currently represents superstars such as Fergie, Natasha Bedingfield, Ciara, Estelle and Isabella Rossellini and many others for whom Wilhelmina seeks to secure fashion campaigns, endorsements and marketing opportunities.  In addition, the sports roster of WAM represents golf teaching legend David Leadbetter in selected markets, including the U.S., and the recently created “Wilhelmina 7” or “W7” referring to a group of seven leading women professional golfers represented as WAM talent.  WAM has secured commercial endorsements, fashion campaigns and sponsorships for its talent with clients such as Avon, Brown Shoe, Coca-Cola, Cover Girl, Dessert Beauty, Donna Karan, Hershey’s, Hugo Boss, L’Oreal, Mattel, Nautica, Nestle, Nike and Pizza Hut.  Additionally, WAM is engaged in cooperation agreements with certain artist management companies and music labels, such as Atlantic Group.

Although Wilhelmina’s fashion model management business remains its primary business, WAM plays an increasingly important role at Wilhelmina.  The visibility of WAM’s talent and clients help enhance the profile and penetration of the “Wilhelmina” brand with prospective models, other talent and clients, in turn providing Wilhelmina’s fashion model management business and other complimentary businesses with significant new opportunities.

INDEX

Licensing Business

Wilhelmina Licensing collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name and then pays a royalty fee to Wilhelmina International.  Third-party licensees include Wilhelmina Miami, an independent entity acquired as part of the Wilhelmina Transaction whereupon it ceased being a licensee, as well as numerous leading fashion model agencies in local markets across the U.S. and Panama.

Film and Television Production Business

The film and television production business consists of television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” for the VH1 television network.  In 2007, the Wilhelmina Companies entered into an agreement with the TV Land television network to develop a television series entitled “She’s Got the Look” and is now in its second season.

Clients and Customers

As of December 31, 2008, Wilhelmina had a roster of over 1,800 models under management contract, of which some 950 are active models.  Wilhelmina’s active models include Mark Vanderloo, Gabriel Aubry, Alex Lundqvist, Enrique Palacios, Andreas Segura, Nicolas Malleville, Noah Mills, Josh Wald, Tyson Ballou, RJ Rogenski, Alexandra Richards, Rebecca Romijn, Manon Von Gerkan, Line Goost, Esther Canadas, Ingrid Vandebosch, Camila Alves, Kate Dillon, Beverly Johnson and Roshumba.

Wilhelmina serves approximately 1,200 external clients.  Wilhelmina’s customer base is highly diversified, with no customer accounting for more than 5% of overall gross revenues.  The top 100 customers of Wilhelmina together account for no more than approximately 60% of overall gross revenues; the top-10 customers of Wilhelmina’s New York City operations historically generate approximately 20% of annual gross revenues; the top-10 customers of Wilhelmina’s California operations typically account for approximately 30% of annual gross revenues.  Both of Wilhelmina’s New York City and Los Angeles operations enjoy significant year-on-year repeat business from Wilhelmina’s stable of key accounts.  Each entity’s customer mix reflects the difference between the New York City and Los Angeles markets.

Competitive Attributes

Wilhelmina has created a diversified portfolio of talent under management, clients and business activities, which provides exposure to diverse markets and demographics, while serving as a platform for various growth opportunities.

The following are among Wilhelmina’s competitive attributes:

•
Strong brand recognition and high-end image.  Wilhelmina has achieved recognition in key fashion markets across the U.S. and internationally.  Wilhelmina’s favorable and high-end image enables it to attract and retain top talent to service a broad universe of quality media and retail clients.

•
Extensive, diverse and high-quality roster of talent.  Since its formation in 1967, Wilhelmina has rapidly evolved into a leading, full-service fashion model management company.  As a result, Wilhelmina has attracted and is able to retain a strong supply of agents and has built a deep pool of fashion models under management.

INDEX

•
Strong relationships with retailing companies and media buyers.  Wilhelmina has worked as partner with its retailing and media clients since its formation and has developed long-standing relationships with many leading buyers of fashion modeling services.  These relationships have been solidified through Wilhelmina’s ability to provide reliable high-quality models on a consistent basis.

•
Professional and developed workforce.  Highly credentialed professionals with years of talent management experience lead Wilhelmina.  Wilhelmina’s leadership effectively combines entrepreneurial talent management experience with demonstrated management capabilities.

•
Strong platform for expansion and profit enhancement.  Wilhelmina believes its leadership position in the fashion model management industry and brand recognition provide an excellent platform for organic growth, business line extension and branded consumer goods opportunities, as well as acquisitive growth.

Business Focus and Strategy

Wilhelmina’s operational strategy has been to limit its risk profile by ensuring that it remains diversified and it enjoys a limited dependence on any particular fashion model, client or line of business.  In that interest, management has pursued various initiatives, including those set out below:

•	a shift in Wilhelmina’s focus from the high-end segment of the fashion model market to the much larger and more stable, although lower-profile “catalog” segment of the market;

•	the formation of WAM to handle endorsements and licensing for entertainers, artists, athletes and other talent;

•	licensing the “Wilhelmina” name to leading, local model management agencies, rather than acquiring and operating a wide network of local agencies;

•
exploring the use of the “Wilhelmina” brand in connection with consumer products, including fashion apparel (such as lingerie and sportswear), cosmetics and other beauty products, and health and lifestyle products; and

•	producing television shows and promoting model search contests.

Management’s current strategic plans include the following initiatives:

•	organic growth through optimization of existing pool of modeling talent;

•	expansion of talent pool through domestic and international scouting activities;

•	engaging in additional licensing arrangements with local model management firms;

•	development of product licensing and merchandizing opportunities; and

•	growth through acquisitions, with an international focus.

INDEX

Governmental Regulations

Certain jurisdictions in which the Wilhelmina Companies operate, such as California and Florida, require that companies maintain a Talent Agency License in order to engage in the “talent agency” business. The talent agency business is generally considered the business of procuring engagements or any employment or placement of an artist, where the artist performs in his or her artistic capacity.  Where required, the Wilhelmina Companies operating in these jurisdictions maintain Talent Agency Licenses issued by those jurisdictions.  In addition, certain Wilhelmina Companies also maintain required SAG licenses issued by the Screen Actors’ Guild.

ALTERNATIVE ASSET MANAGEMENT OPERATIONS AND DERIVATIVE LAWSUIT

Alternative Asset Management Operations

On October 5, 2005, the Company made an investment in ACP Investments L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Prior to closing the Wilhelmina Transaction, the Company’s interest in Ascendant represented the Company’s sole operating business.

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

Ascendant had assets under management of approximately $35,600,000 and $37,500,000 as of December 31, 2008 and December 31, 2007, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for all calendar quarters from June 30, 2006 through September 30, 2008, inclusive, in a timely manner and did not cure such failures within the required 45-day period.  In addition, Ascendant has not made the payment for the quarter ended December 31, 2008.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

INDEX

The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through December 31, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

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

Derivative Lawsuit

On August 11, 2004, Craig Davis, allegedly a shareholder of the Company, filed a lawsuit in the Chancery Court of New Castle County, Delaware (the “Lawsuit”).  The Lawsuit asserted direct claims, and also derivative claims on the Company’s behalf, against five former and three current directors of the Company.  On April 13, 2006, the Company announced that it reached an agreement with all of the parties to the Lawsuit to settle all claims relating thereto (the “Settlement”).  On June 23, 2006, the Chancery Court approved the Settlement, and on July 25, 2006, the Settlement became final and non-appealable.  As part of the Settlement, the Company set up a fund (the “Settlement Fund”), which was distributed to shareholders of record as of July 28, 2006, with a payment date of August 11, 2006.  The portion of the Settlement Fund distributed to shareholders pursuant to the Settlement was $2,270,017 or approximately $0.04 per common share on a fully diluted basis, provided that any Common Stock held by defendants in the Lawsuit who were formerly directors of the Company would not be entitled to any distribution from the Settlement Fund.  The total Settlement proceeds of $3,200,000 were funded by the Company’s insurance carrier and by Parris H. Holmes, Jr., the Company’s former Chief Executive Officer, who contributed $150,000.  Also included in the total Settlement proceeds is $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the Company to the Settlement Fund.  Therefore, the Company recognized a loss of $600,000 related to the Lawsuit for the year ended December 31, 2006.  As part of the Settlement, the Company and the other defendants in the Lawsuit agreed not to oppose the request for fees and expenses by counsel to the plaintiff of $929,813.  Under the Settlement, the plaintiff, the Company and the other defendants (including Mr. Holmes) also agreed to certain mutual releases.  During October 2007, the Company and the insurance carrier agreed to settle all claims for reimbursement of legal and professional fees associated with the Lawsuit for $240,000.

INDEX

EMPLOYEES

As of December 31, 2008, the Company had two employees.  On February 13, 2009, the Company acquired the Wilhelmina Companies which, as of December 31, 2008, had 70 employees, 55 of whom were located in New York City, 9 of whom were located at Wilhelmina’s Miami office in Florida and the remaining 6 of whom were located at Wilhelmina’s California office in Los Angeles.

The Company’s executive officers are based in the corporate headquarters in Dallas.  The day-to-day operations of the Wilhelmina Companies are carried out from Wilhelmina’s offices located in New York City, where the majority of Wilhelmina’s employees are located, including its President, Sean Patterson.  Wilhelmina’s management structure is flat, with several relatively independent boards and a small, central administrative infrastructure.  The directors of the various boards are significantly involved in all key decisions regarding model acquisition, and matters affecting clients, which are frequently shared across several boards.  Wilhelmina’s New York City operations also carry out the administrative support for Wilhelmina Kids & Creative LLC, in which Wilhelmina holds a 50% interest, as well as for Wilhelmina Miami.

The Company’s employees are not represented by a union.  The Company believes that its employee relations are good.

TRADEMARKS AND LICENSING

The Wilhelmina brand is essential to the success and competitive position of the Wilhelmina Companies.  The Wilhelmina Companies’ trademark is vital to their licensing business because their licensees pay them for the right to use their trademark. The Wilhelmina Companies have invested significant resources in the “Wilhelmina” brands in order to obtain the public recognition that these brands currently have.  The Wilhelmina Companies rely upon trademark laws, license agreements and nondisclosure agreements to protect the “Wilhelmina” brand name used in their business.  Trademarks registered in the U.S. have a duration of ten years and are generally subject to an indefinite number of renewals for a like period on appropriate application.

INDEX

AVAILABLE INFORMATION

The Company’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K are electronically filed with or furnished to the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.                   RISK FACTORS

Not Applicable.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

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

The following table summarizes information with respect to the material facilities of the Wilhelmina Companies, all of which are leased office space:

Description of Property	Area (sq. feet)	Month of Lease Expiration

Office for New York-based operations – New York, NY	11,400	December 31, 2010

Office for California-based operations – Los Angeles, CA	6,000	June 30, 2011

Office for Wilhelmina Miami – Miami Beach, FL	2,100	October 15, 2009

The Wilhelmina Companies also lease three apartments in New York City, one apartment in Los Angeles and one apartment in Miami for use by models in connection with the business of the Wilhelmina Companies.

INDEX

ITEM 3.                      LEGAL PROCEEDINGS

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, are believed, in the Company’s opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is currently quoted on the over the counter bulletin board (the “OTCBB”) under the symbol “WHLM.OB”.  Prior to February 19, 2009, the Common Stock was quoted on the OTCBB under the symbol “NCEH.OB”.  The table below sets forth the high and low bid prices for the Common Stock from January 1, 2007 through December 31, 2008.  These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

INDEX

	High	Low
Year Ended December 31, 2007:
1st Quarter	$0.31	$0.22
2nd Quarter	$0.29	$0.22
3rd Quarter	$0.26	$0.21
4th Quarter	$0.23	$0.18

Year Ended December 31, 2008:
1st Quarter	$0.20	$0.13
2nd Quarter	$0.22	$0.15
3rd Quarter	$0.37	$0.16
4th Quarter	$0.17	$0.11

Shareholders

As of April 13, 2009, there were 129,440,752 shares of Common Stock outstanding, held by 503 holders of record.  The last reported sales price of the Common Stock was $0.125 per share on April 13, 2009.

Dividend Policy

The Company has never declared or paid any cash dividends on its Common Stock.  Approximately $2,270,017 was distributed to certain shareholders pursuant to the Settlement in August 2006.  On June 30, 2006, Newcastle elected to receive Preferred Dividends in cash for the period from June 19, 2005 through June 30, 2006.  On July 3, 2006, Newcastle elected to convert all of its Series A Preferred Stock into 19,230,768 shares of Common Stock.  The Company may not pay dividends on its Common Stock unless all declared and unpaid Preferred Dividends have been paid.  In addition, whenever the Company shall declare or pay any dividend on its Common Stock, the holders of Series A Preferred Stock are entitled to receive such Common Stock dividends on a ratably as-converted basis.

Recent Sales of Unregistered Securities

On February 13, 2009, concurrently with the closing of the Wilhelmina Transaction and pursuant to the Acquisition Agreement, the Company issued 63,411,131 shares of Common Stock to Patterson, the Control Sellers and their advisor, valued at $0.239 per share (representing the book value of the Common Stock of $0.247 per share as of July 31, 2008 as agreed by the parties to the Acquisition Agreement, subject to adjustment to reflect certain transaction expenses incurred by the Company), as a portion of the consideration paid in the Wilhelmina Transaction.

On February 13, 2009, concurrently with the closing of the Wilhelmina Transaction and for the purpose of obtaining financing to complete the Wilhelmina Transaction, the Company completed the sale of 12,145,749 shares of Common Stock to Newcastle pursuant to the Equity Financing Agreement.  The aggregate purchase price paid was approximately $3,000,000, representing a per share price slightly higher than the per share price applicable to the Common Stock issued pursuant to the Acquisition Agreement.

INDEX

The shares of Common Stock issued in connection with the Wilhelmina Transaction and the Equity Financing Agreement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

Equity Compensation Plan Information

The Company previously adopted the 1996 Employee Comprehensive Stock Plan (“Comprehensive Plan”) and the 1996 Non-Employee Director Plan (“Director Plan”) under which officers and employees, and non-employee directors, respectively, of the Company and its affiliates were eligible to receive stock option grants.  Employees of the Company were also eligible to receive restricted stock grants under the Comprehensive Plan.  The Company previously reserved 14,500,000 and 1,300,000 shares of its Common Stock for issuance pursuant to the Comprehensive Plan and the Director Plan, respectively.  The Comprehensive Plan and the Director Plan expired on July 10, 2006. The expiration of the plans preclude the Company from granting new options under each plan but will not affect outstanding option grants which shall expire in accordance with their terms.

The following table summarizes the equity compensation plans under which the Common Stock may be issued as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	240,000	$0.27	0
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	240,000	$0.27	0

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Business section discussion, the Consolidated Financial Statements and the Notes thereto and the other financial information included elsewhere in this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2008 and 2007.  You should read this section in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.  This discussion does not address the financial condition and results of operations of the Wilhelmina Companies as they were acquired by the Company after the period covered by this report.  A separate discussion regarding the Wilhelmina Companies follows under the heading “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE WILHELMINA COMPANIES”.

INDEX

Overview

On February 13, 2009, the Company closed the Wilhelmina Transaction and acquired the Wilhelmina Companies as discussed in further detail elsewhere in this report.  As of the closing of the Wilhelmina Transaction, the business of the Wilhelmina Companies represents the Company’s primary operating business.

Prior to closing of the Wilhelmina Transaction, the Company’s interest in Ascendant, which it acquired on October 5, 2005, represented the Company’s sole operating business.  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.

Ascendant and Operating Revenues

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

Ascendant had assets under management of approximately $35,600,000 and $37,500,000 as of December 31, 2008 and December 31, 2007, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for all calendar quarters from June 30, 2006 through September 30, 2008, inclusive, in a timely manner and did not cure such failures within the required 45-day period.  In addition, Ascendant has not made the payment for the quarter ended December 31, 2008.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through December 31, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

INDEX

Results of Operations of the Company for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

General and Administrative Expenses

During the year ended December 31, 2008, general and administrative expenses (“G&A”) totaled $357,000 compared to $552,000 during the year ended December 31, 2007, representing a decrease of $195,000 or 35%.  The decrease in G&A for the year ended December 31, 2008, when compared to the year ended December 31, 2007, is primarily attributable to a decrease in legal and professional fees and officer compensation expense.

Acquisition Transaction Costs

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, the effective date of SFAS 141(R) for the Company, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, in accordance with the Company’s interpretation of SFAS 141(R) transition rules, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008.

As of December 31, 2008, the Company had deferred approximately $139,000 of costs associated with the Wilhelmina Transaction, which the Company has determined relate to the issuance of equity securities.  These costs will be reclassified as a reduction of capital when the equity securities are issued.

Depreciation and Amortization

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, goodwill and other intangibles.  During each of the years ended December 31, 2008 and December 31, 2007, depreciation and amortization expense totaled $0.  The Company made no fixed asset purchases during the year ended December 31, 2008.

Interest Income

Interest income totaled $239,000 during the year ended December 31, 2008, compared to $607,000 during the year ended December 31, 2007, representing a decrease of $368,000 or 61%.  The decrease in interest income for the year ended December 31, 2008, as compared to the year ended December 31, 2007, is attributable to lower yields on average cash balances.

INDEX

Income Taxes

As a result of the operating losses incurred for the year ended December 31, 2008 and the utilization of prior year net operating losses to offset income for the year ended December 31, 2007, no provision or benefit for income taxes was recorded for the years ended December 31, 2008 and 2007.

Related Party Transactions

In June 2004, in connection with the Newcastle Transaction, Mark Schwarz, Chief Executive Officer and Chairman of Newcastle Capital Management, L.P. (“NCM”), Steven J. Pully, former President of NCM, and John Murray, Chief Financial Officer of NCM, assumed positions as Chairman of the Board, Chief Executive Officer and Chief Financial Officer, respectively, of the Company.  Mr. Pully received an annual salary of $150,000 as Chief Executive Officer of the Company.  Mr. Pully resigned as Chief Executive Officer of the Company effective October 15, 2007.  Mr. Schwarz is performing the functions of Chief Executive Officer.  NCM is the general partner of Newcastle, which owns 31,526,517 shares of Common Stock of the Company.

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  NCM is the general partner of Newcastle.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling $102,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively.

The Company owed NCM $24,000 and $7,500 as of December 31, 2008 and 2007, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE WILHELMINA COMPANIES

The following is a discussion of the financial condition and results of operations of the Wilhelmina Companies and their subsidiaries (also referred to in this description as Wilhelmina), comparing the calendar years ended December 31, 2008 and 2007.  Upon the closing of the Wilhelmina Transaction on February 13, 2009, the business of the Wilhelmina Companies represents the Company’s primary operating business.  You should read this section together with the Wilhelmina Companies’ Combined Financial Statements and the Notes thereto that are attached hereto as Exhibit 99.1 and incorporated herein by reference.

Wilhelmina Companies Overview

Wilhelmina’s primary business is fashion model management, which activity is headquartered in New York City.  Wilhelmina was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama.  Wilhelmina had been a privately held company until the closing of the Wilhelmina Transaction.

Since 1999, when the most recent ownership change relating to Wilhelmina International occurred, several new entities were incorporated to become part of Wilhelmina.  Each of these entities was created to pursue a specific line of business.  Several of these entities were organized as limited liability companies and were owned directly or indirectly by Krassner and Esch.  In addition, the entity now known as Wilhelmina-Miami was acquired from its founder in 1990 and became majority-owned by Krassner and Esch in 1999, with certain private individuals becoming minority investors.

Organizational Structure

Wilhelmina International has three wholly owned subsidiaries:  Wilhelmina West, LW1 and Wilhelmina Models.  Wilhelmina West is a full-service fashion model agency based in Los Angeles.  LW1, also based in Los Angeles, offers some models the opportunity to be showcased on TV and film through its membership in the Screen Actors Guild.  Wilhelmina Models, based in New York City, holds certain contractual rights related to the business of Wilhelmina International.  Wilhelmina International also owns a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC, a New York City-based modeling agency that specializes in representing child models, from newborns to children 14 years of age.  Collectively, these businesses represent the Wilhelmina Companies’ model management business.  Operating on the same entity level as Wilhelmina International are Wilhelmina Miami (a licensee of the “Wilhelmina” name), WAM, Wilhelmina TV and Wilhelmina Licensing, which represent the Wilhelmina Companies’ other business ventures complimentary to Wilhelmina’s fashion model management business.  These ventures include, but are not limited to, the licensing of the “Wilhelmina” name and the holding of rights to, and certain management responsibility in connection with, the production of certain reality television shows such as “The Agency” (2007) and “She’s Got the Look” (2008) (which is now in its second season) that seek to capitalize on the “Wilhelmina” brand.

INDEX

The Wilhelmina Companies provide traditional, full-service fashion model and talent services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.  Since its founding in 1967, the Wilhelmina Companies have grown largely organically to their current size, and have developed into a broadly diversified full service agency with offices in New York City, Los Angeles and Miami.  In addition to their traditional fashion model management activities, the Wilhelmina Companies have also expanded into music and sports talent endorsement, television show production, licensing opportunities for the Wilhelmina brand name and also entered into arrangements with licensees across the U.S. as well as in Panama, who serve as the Wilhelmina Companies’ local representatives.

The Wilhelmina Companies contract with fashion models, artists and celebrities to perform modeling and endorsement services for their clients.  The standard Wilhelmina contract is an exclusive contract between the two parties for a term and requires the model, artist or celebrity to pay the Wilhelmina Companies a commission on all gross billings the model receives for performing modeling services during the term of the agreement.  For the consideration paid, the Wilhelmina Companies manage the booking, scheduling and invoicing and collections process on behalf of the model.  All models under contract are classified as contractors to the Wilhelmina Companies, not employees.  In addition, the Wilhelmina Companies charge the clients a service charge for brokering and managing the relationship between the client and the model, artist or celebrity.

The Wilhelmina Companies act as an agent and record revenue equal to the net amount retained when the commission and service charge is earned.  The Wilhelmina Companies recognize services provided as revenue upon the rendering of services to their clients.  Commissions and residual income represents a percentage charged to the models upon the completion of their services to the clients.  While gross billings are not formally recorded as a line item in the combined financial statements of the Wilhelmina Companies, it remains an important business metric that ultimately drives revenues and profits.

Trends and Opportunities

The business of talent management firms such as Wilhelmina is related to the state of the advertising industry, as demand for talent is driven by print and TV advertising campaigns for consumer goods and retail clients.  Nevertheless, reductions in overall advertising expenditures typically impact talent management firms less due to the fact that photo shoots will be required irrespective of any reduction in size of traditional print media editions, or of the frequency with which ads containing pictures of fashion talent are shown.

The Company expects that the combination of Wilhelmina’s main operating base in New York as the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina continues to compete successfully.  Accordingly, the Company believes that the current economic climate will create new growth opportunities for strong industry leaders such as Wilhelmina.

In light of the growing importance of advertising markets in developing countries, including China, Wilhelmina is actively looking at such markets from a talent management agency licensing perspective to explore new revenue opportunities, while limiting any financial risk to or requirement for operational resources from Wilhelmina.  The Company anticipates that Wilhelmina’s model for expansion into developing markets, such as China, will help offset any potential decline in gross billing volume from U.S. domestic or European markets resulting from the current weak economic climate.

INDEX

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and internet) amounting to approximately $182 billion in 2008, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television and outdoor are of particular relevance, with internet advertising becoming increasingly important.

Due to the increasing ubiquity of the internet as a standard business tool, the Wilhelmina Companies have increasingly sought to harness the opportunities of the internet and other digital media to improve their communications with clients and to facilitate the effective exchange of fashion model and talent information.  The Wilhelmina Companies have also continued their efforts to expand the geographical reach of the Wilhelmina Companies through this medium in order to both support revenue growth and to reduce operating expenses.  At the same time, the internet presents challenges for the Wilhelmina Companies, including (i) the cannibalization of traditional print advertising business and (ii) pricing pressures with respect to photo shoots and client engagements.

Expense Trends

Prior to the closing the Wilhelmina Transaction, Krassner and Esch, the former principal equity holders of the Wilhelmina Companies, received salary, bonus and consulting fee payments, under certain agreements, in an amount of approximately $975,000 annually.  As neither Krassner nor Esch continue to serve as officers or directors of the Wilhelmina Companies as of the closing of the Wilhelmina Transaction, these payments to Krassner and Esch have ceased.  Similarly, upon the closing of the Wilhelmina Transaction, a $6,000,000 promissory note, carrying an interest rate of 12.5% for an annual interest payment of $750,000, in favor of Krassner L.P., a Control Seller, was repaid.  Taken together, following the closing of the Wilhelmina Transaction, annual operating expenses and interest expense are expected to decrease by a combined total of $1,725,000 from the elimination of these agreements and the repayment of the promissory note.  The Company expects to incur compensation expense, estimated at $500,000 annually, related to the positions of chief executive officer, chief financial officer and general counsel and could employ certain individuals (including but not limited to Esch and/or Krassner) in a consulting capacity to facilitate the transition of the Wilhelmina Companies business to the executive management team.  This compensation expense would somewhat offset the savings of $1,725,000 from the elimination of the above agreements.

Competition and Risks Trends

Wilhelmina’s principal competitors in the U.S. include DNA Model Management, Elite Model Management, Ford Models, Inc., IMG Models, Marilyn Model Agency, NEXT Model Management and Women Model Management.  Smaller agencies typically tend to cater primarily to local market needs, such as local magazine and television advertising.  Several of the larger fashion talent firms operate offices in multiple cities and countries, or alternatively have chosen to partner with local or foreign agencies to attempt to harness synergies without increasing overhead.  In Europe, clients typically look to local firms as well as leading international firms for talent, or will seek models from talent management firms with a presence on location for the shoot, such as Miami, which has a strong, seasonal demand for several international catalog clients.

Several of the leading talent management firms, whether through modeling contests or reality TV shows and contests, are actively seeking to develop brand-awareness for their status within the fashion talent management industry for product licensing and related purposes.

Since 2007, Wilhelmina has seen an increasingly strong influx of talent, at both the new and seasoned talent levels, and it believes it is increasingly attractive as an employer for successful agents across the industry as evidenced by the quality of agents expressing an interest in joining Wilhelmina.  Similarly, Wilhelmina’s reputation and operational and financial stability make it increasingly attractive as an acquirer or business partner and new business and branding opportunities directly or indirectly relating to the fashion industry are being brought to Wilhelmina’s attention with increasing frequency.  In order to take advantage of these opportunities and support its continued growth, Wilhelmina will need to continue to successfully allocate resources and staffing in a way that enhances its ability to respond to these new opportunities.

INDEX

Results of Operations of the Wilhelmina Companies for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Revenues

During the year ended December 31, 2008, gross billings increased approximately $5,239,000, or 13.9%, to $42,803,000 compared to $37,564,000 during the year ended December 31, 2007.  The Wilhelmina Companies saw increases in gross billings across the core modeling business and licensing division and significant increases in artist management and the Miami division.  The increases are primarily attributable to changes in key personnel and marketing.

Commissions and Residuals

Commissions and residual income represents a percentage charged to the models upon the completion of their services to the clients.  During the year ended December 31, 2008, commissions and residuals increased approximately $700,000, or 14.2%, to $5,615,000 compared to $4,915,000 during the year ended December 31, 2007.  The increase is primarily attributable to an increase in gross billings.

Service Charges

Service charges represent amounts charged to the client for brokering and managing the relationship between the client and the model.  During the year ended December 31, 2008, service charges increased approximately $469,000, or 8.8%, to $5,796,000 compared to $5,327,000 during the year ended December 31, 2007.  The increase is primarily attributable to an increase in gross billings.

Management Fees, License Fees and Other Income

Wilhelmina has entered into agreements with both affiliated and non-affiliated entities to provide management and administrative services, as well as sharing of space where applicable.  Compensation under these agreements may be either a fixed amount or contingent upon the other parties’ commission income.  Management fee income under these agreements totaled approximately $68,000 and $160,000 for the years ended December 31, 2008 and 2007, respectively.  The portion of management fee income from an unconsolidated affiliate amounted to $68,000 and $110,000 for the years ended December 31, 2008 and 2007, respectively.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  License fees totaled approximately $286,000 and $295,000 for the years ended December 31, 2008 and 2007, respectively.

In 2008, the Wilhelmina Companies entered into two product licensing agreements with two clients (each a “Licensee”) and a related talent Wilhelmina represents.  Under the first agreement, Wilhelmina earns service charges from the Licensee and commissions from the talent for services performed in connection with the licensing agreement.  This licensing agreement has a six-year term which ends March 31, 2014.  During the first three years of the agreement, the talent and Wilhelmina are required to render services to the Licensee in exchange for a guaranteed minimum payment.  The next three years of the agreement is the sell-off period, as defined.  During the sell-off period, the talent and Wilhelmina are not required to render services.  The talent will earn royalties based on a certain percentage of net sales, as defined, and Wilhelmina will earn a commission based on a certain percentage of the royalties earned by the talent.  In 2008, Wilhelmina recorded approximately $57,000 of revenue from this licensing agreement.

Under the second licensing agreement, Wilhelmina earns commissions from the talent Wilhelmina represents and royalties from the client which is based on a certain percentage of net sales, as defined.  The initial term of this second agreement expires on December 31, 2012.  The second agreement is renewable for another two years if certain conditions are met.  In 2008, Wilhelmina recognized approximately $28,000 of revenues from this agreement.

INDEX

Other income includes mother agency fees which are paid to the Wilhelmina Companies by another agency when the other agency books a Wilhelmina contracted model for a client engagement and fees charged to models for various services provided.  Other income also consists of fees derived from participants in the Wilhelmina model search contest.  Search fees totaled approximately $53,000 and $298,000 for the years ended December 31, 2008 and 2007, respectively.

Other income also consists of television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007, the Wilhelmina Companies entered into an agreement with a television network to develop a television series called “She’s Got the Look” which is now in its second season.  The television series documents the lives of women competing in a modeling competition.  The Wilhelmina Companies will provide to the television series the talent, together with the brand image of Wilhelmina and agrees to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus 15% of Modified Gross Adjusted Receipts by the television network for the series, as defined.  Other income from television syndication and production series totaled $204,000 and $120,000 for the years ended December 31, 2008 and 2007, respectively.

Operating Expenses

Operating expenses consist of costs which support the operations of the Wilhelmina Companies, including payroll, rent, overhead, insurance, travel and professional fees.  During the year ended December 31, 2008, operating expenses increased approximately $934,000, or 8.7%, to $11,651,000 compared to $10,717,000 during the year ended December 31, 2007.

Because the Wilhelmina Companies provide professional services to the models, artists and celebrities, salary and service costs represent the largest part of the Wilhelmina Companies’ operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Wilhelmina Companies’ services and to enable new business development activities.  During the year ended December 31, 2007, the Wilhelmina Companies continued to invest in professional personnel and pursue new business.  Salary and service costs as a percentage of total operating expenses were 65.6% and 62.9% for the years ended December 31, 2008 and 2007, respectively.  Approximately $775,000, or 86%, of the approximately $900,000 increase in total operating expenses in 2008 resulted from increases in salary and service costs.  This increase was attributable to the increase in revenues in 2008, which drove necessary increases in the direct costs required to deliver the Wilhelmina Companies’ services, including travel related costs.

Office and general expenses are comprised of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees, technology cost and depreciation.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than their salary and service costs.  Office and general expenses, as a percentage of total operating expenses, were 26.0% for the year ended December 31, 2008 and 28.0% for the year ended December 31, 2007.  Office and general expenses remained relatively flat due to the typically fixed nature of these expenses, even though revenues increased approximately 12.6% for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

	Year ended December 31,
	2008		(in thousands)		2007
	$	% of Revenue	% of Operating Expenses	$	% of Revenue	% of Operating Expenses
Revenues	$12,936			$11,490

Operating Expenses:
Salary and service costs	7,643	59.1%	65.6%	6,743	58.7%	62.9%
Office and general expenses	3,033	23.5%	26.0%	2,999	26.1%	28.0%
Owner’s compensation	975	7.5%	8.4%	975	8.5%	9.1%
Total Operating Expenses	11,651	90.1%		10,717	93.3%

Operating Income	$1,285			$773

INDEX

Interest Income

Interest income totaled $19,614 during the year ended December 31, 2008, compared to $12,591 during the year ended December 31, 2007.

Interest Expense

Interest expense totaled $1,000,766 during the year ended December 31, 2008, compared to $992,011 during the year ended December 31, 2007.  Prior to closing the Wilhelmina Transaction, the Wilhelmina Companies were obligated to make payments under a $6,000,000 promissory note, carrying an interest rate of 12.5% in favor Krassner L.P.  Interest was paid quarterly and aggregated $750,000 in each year ended December 31, 2008 and 2007.  This note was repaid in full at the closing of the Wilhelmina Transaction.

Equity in income of affiliate

The Wilhelmina Companies account for their investment in their 50% owned affiliate using the equity method of accounting.  Accordingly, the Wilhelmina Companies recognize their pro-rata share of the affiliate’s income or loss in earnings.  Distributions from the affiliate are reflected as a reduction of the investment.  Equity in income of affiliate totaled $13,364 during the year ended December 31, 2008, compared to $17,650 during the year ended December 31, 2007.  The decrease in equity income of affiliate was attributable to a decrease in the net income of the affiliate.

Net income (loss)

During the year ended December 31, 2008, the Wilhelmina Companies recorded net income of $60,907 compared to a net loss of $(166,098) during the year ended December 31, 2007.  The increase in profits and resulting income for the year ended December 31, 2008 was primarily attributable to net income from the Wilhelmina Miami division for the year ended December 31, 2008, which had incurred a net loss for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance decreased to $11,735,000 at December 31, 2008, from $12,679,000 at December 31, 2007.  The majority of the decrease is attributable to funding of transaction costs associated with the Wilhelmina Transaction and cash paid for G&A expenses, which expenses were somewhat offset by interest income.

INDEX

Wilhelmina

On February 13, 2009, the Company closed the Wilhelmina Transaction and funded approximately $13,066,000 to the various parties involved in accordance with the Acquisition Agreement and $1,756,000 associated with the escrow facility discussed below.  Cash on hand and the $3,000,000 in proceeds from Newcastle under the Equity Financing Agreement were used to fund the closing amounts.

The Wilhelmina Companies’ primary liquidity needs are for financing working capital associated with the expenses they incur in performing services under their client contracts.  The Wilhelmina Companies have in place a credit facility with Signature Bank (the “Credit Facility”), which includes a term loan with a balance of $299,874 as of December 31, 2008 and a revolving line of credit with a balance of $1,500,000 as of December 31, 2008 that allows Wilhelmina to manage its cash flows.  On January 31, 2009, the revolving line under the Credit Facility expired and was subsequently extended until April 30, 2009.  The term note is payable in monthly installments of $23,784 including interest at a fixed rate of 6.65% per annum and matures in December 2009.  Interest on the revolving credit note was payable monthly at an annual rate of prime plus 0.5% (4.5% at December 31, 2008).  The weighted average interest rate for the years ended December 31, 2008 and 2007 was 5.71% and 8.65%, respectively.  Availability under the revolving line of credit is subject to a borrowing base computation.  The line of credit and term note are collateralized by all of the assets of the Wilhelmina Companies, cross collateralized by the combined and consolidated Wilhelmina Companies and are guaranteed by a shareholder of the Company.

The Wilhelmina Companies’ ability to make payments on the Credit Facility, to replace their indebtedness, and to fund working capital and planned capital expenditures will depend on their ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond their control.  The Wilhelmina Companies have historically secured their working capital facility through accounts receivable balances and therefore, the Wilhelmina Companies’ ability to continue servicing debt is dependent upon the timely collection of those receivables.

As the revolving line under the Credit Facility expired, and in order to facilitate the closing of the Wilhelmina Transaction on February 13, 2009, the Company entered into an agreement with Esch (the “Letter Agreement”), pursuant to which Esch agreed that $1,756,000 of the cash proceeds to be paid to him at the closing of the Wilhelmina Transaction would instead be held in escrow.  All or a portion of such amount held in escrow will be used to satisfy the Wilhelmina Companies’ indebtedness in connection with the Credit Facility upon the occurrence of specified events including, but not limited to, written notification to the Wilhelmina Companies of the termination or acceleration of the Credit Facility.  Any amount remaining in escrow under the Letter Agreement will be released to Esch upon the renewal, extension or replacement of the Credit Facility, subject to certain requirements set forth in the Letter Agreement.  In the event any portion of the proceeds is paid from escrow to pay off the Credit Facility, the Company will promptly issue to Esch, in replacement thereof, a promissory note in the principal amount of the amount paid.

The Wilhelmina Companies made capital expenditures of $114,867 and $44,803 during the years ended December 31, 2008 and 2007, respectively.

Newcastle Financing Arrangement

Concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle whereby Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the closing, up to an additional $2,000,000 (8,097,166 shares of Common Stock purchased at $0.247) of Common Stock.

INDEX

Purchase Price Adjustment under Acquisition Agreement

The aggregate purchase price under the Acquisition Agreement is subject to certain purchase price adjustments related to “core business” EBITDA calculations.  Depending on the outcome of these purchase price adjustments, the Control Sellers may have the option to pay to the Company in cash, such amount of the adjustments, not to exceed $4,500,000.

Ascendant

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

Subject to the terms of the Ascendant Agreement, if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the Company’s revenue interest at a price which would yield a 10% annualized return to the Company.  The Company has been notified by Ascendant that Ascendant is exercising this right as a result of the Company’s election not to make its third and fourth installment payments.  The Company believes that Ascendant has not satisfied the requisite conditions to repurchase the Company’s revenue interest, including as a result of Ascendant’s failure to make required revenue sharing payments for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 and for the years ended December 31, 2007 and December 31, 2008, and at this time the Company believes it is not obligated to make the third and fourth installment payments to Ascendant.

Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.  The Company has not recorded any revenue or received any revenue sharing payments for the quarters ended September 30, 2006 and December 31, 2006 and for the years ended December 31, 2007 and December 31, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

Lease Guarantees

The Company, which was formerly known as Billing Concepts Corp. (“BCC”), was incorporated in the state of Delaware in 1996.  BCC was previously a wholly owned subsidiary of U.S. Long Distance Corp. (“USLD”) and principally provided third-party billing clearinghouse and information management services to the telecommunications industry (the “Transaction Processing and Software Business”).  Upon its spin-off from USLD, BCC became an independent, publicly held company.  In October 2000, the Company completed the sale of several wholly owned subsidiaries that comprised the Transaction Processing and Software Business to Platinum Holdings (“Platinum”) for consideration of $49,700,000 (the “Platinum Transaction”).

INDEX

Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $1,418,000 at December 31, 2008.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company guaranteed two operating leases for office space for certain of its wholly owned subsidiaries prior to the Platinum Transaction (see Liquidity and Capital Resources – Lease Guarantees above).  One such lease expired in 2006.

Seasonality

The Company’s current operations are not significantly affected by seasonality.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business.  General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

Critical Accounting Policies

Impairment of Investments and Intangible Assets

For intangible assets which meet the indefinite life criteria outlined in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize these intangible assets, but instead reviews the assets quarterly for impairment.  Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of the intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

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

INDEX

The Company has acquired significant intangible assets through the Wilhelmina Transaction.  These intangible assets will consist of the Wilhelmina brand/trademarks and customer relationships and intangible assets with finite lives, such as model contracts, talent contracts, property leases, noncompetition agreements and license agreements, and the remainder of any intangible assets not meeting the above criteria will be allocated to goodwill.  Some of these assets, such as goodwill and the Wilhelmina brand/trademarks will be non-amortizable.

Business Combinations

In December 2007, the FASB released Statement of Financial Accounting Standards No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Under the purchase method of accounting, the total preliminary purchase price of the Wilhelmina Transaction has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of the Wilhelmina Companies.  The intangible assets acquired will include intangible assets with indefinite lives, such as the Wilhelmina brand/trademarks and customer relationships and intangible assets with finite lives, such as model contracts, talent contracts, property leases, noncompetition agreements and license agreements, and the remainder of any intangible assets not meeting the above criteria will be allocated to goodwill.  Some of these assets, such as goodwill and the Wilhelmina brand/trademarks will be non-amortizable.  Other assets, such as model contracts, talent contracts, property leases, noncompetition agreements and license agreements will be amortized on a straight line basis over their estimated useful lives which range from 3-10 years.  The Company is in the process of completing its assessment of the estimated fair value of the Wilhelmina Companies net assets acquired (which will include an assessment of the Control Sellers’ noncompetition agreements with the Company) and plans to engage a third-party valuation firm to assist in this process.  At this time, all excess purchase price over the historical net book value of the Wilhelmina Companies net assets acquired has been allocated to trademarks and intangible assets with indefinite lives, other intangible assets with finite lives and other goodwill until such analysis is complete.  Approximately one-third of the purchase price of the Wilhelmina Transaction will result in tax deductible goodwill.

Under SFAS 141(R), contingent consideration or earn outs will be recorded at their fair value at the acquisition date.  Except in bargain purchase situations, contingent considerations typically will result in additional goodwill being recognized.  Contingent consideration classified as an asset or liability will be adjusted to fair value at each reporting date through earnings until the contingency is resolved.

These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with SFAS 141(R).

Basis of Combination

The financial statements of the Wilhelmina Companies attached as Exhibit 99.1 hereto, include the consolidated accounts of (a) Wilhelmina International and its wholly owned subsidiaries Wilhelmina West, Wilhelmina Models, and LW1 and (b) Wilhelmina Miami, WAM, Wilhelmina Licensing, and Wilhelmina TV, which are each wholly owned subsidiaries of the Company.   Wilhelmina International, Wilhelmina West, Wilhelmina Models, LW1, Wilhelmina Miami, WAM, Wilhelmina Licensing, and Wilhelmina TV are combined as a consolidated group of companies.  The collective group is referred to as the Wilhelmina International Group.  All significant inter-company accounts and transactions have been eliminated in the combination.

INDEX

Revenue Recognition

The financial statements of the Wilhelmina Companies attached as Exhibit 99.1 hereto, include revenues for which the Wilhelmina Companies act as an agent for and records revenue equal to the net amount retained, when the fee or commission is earned.  The Wilhelmina Companies recognize services provided as revenue upon the rendering of modeling services to their clients.  Commission income represents a percentage charged to the models upon the completion of their services to the clients.  The Wilhelmina Companies also recognize management fees as revenues for providing services to other modeling agencies as well as consulting income in connection with services provided to a television production network according to the terms of the contract.  The Wilhelmina Companies recognize royalty income when earned based on the terms of the contractual agreement.  Commissions and service charges received in advance are amortized using the straight-line method over periods pursuant to the contract.

Accounts Receivable

The financial statements of the Wilhelmina Companies attached as Exhibit 99.1 hereto, include accounts receivable of the Wilhelmina Companies which consist of trade receivables recorded at original invoice amounts, net of the allowance for doubtful accounts, and are subject to credit risk.  Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectability based on past credit histories with customers and their current financial conditions.  Changes in the estimated collectability of trade receivables are recorded in the results of operations for the periods in which the estimates are revised.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations (Revised 2007).” SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other entities. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141(R), whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141(R) requires the acquiring entity to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141(R). Under SFAS No. 141(R), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not adopt this standard early. See Business Combinations in Critical Accounting Policies above for a discussion regarding the impact of SFAS No. 141(R) on the financial statements of the Company.

 In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008.  The adoption of the new accounting standard did not have an impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at certain specified review dates. Changes in unrealized gains/losses for items elected to be measured using the fair value option are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of the new accounting standard did not have an impact on the Company’s financial statements.

INDEX

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51. “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated financial statements, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or January 1, 2009 for entities with a calendar year end. An entity may not adopt this standard early.  The Company does not expect the adoption of the new accounting standard to have an impact on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of the new accounting standard to have an impact on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S.  The hierarchy guidance provided by SFAS No. 162 did not have a significant impact on the Company’s financial statements.

ITEM 7A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the related report of the Company’s independent registered public accounting firm thereon, are included in this report at the page indicated.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wilhelmina International, Inc. (formerly known as New Century Equity Holdings Corp.)

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilhelmina International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burton McCumber & Cortez, L.L.P.

Brownsville, Texas
March 23, 2009

INDEX

WILHELMINA INTERNATIONAL, INC.
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	December 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$11,735	$12,679
Prepaids and other assets	176	37

Total current assets	11,911	12,716

Revenue interest	803	803

Total assets	$12,714	$13,519

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$41	$-
Accrued liabilities	252	131

Current and total liabilities	293	131

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding	539	539
Additional paid-in capital	75,357	75,357
Accumulated deficit	(63,475)	(62,508)
Total shareholders’ equity	12,421	13,388

Total liabilities and shareholders’ equity	$12,714	$13,519

The accompanying notes are an integral part of these consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC.
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2008	2007
Operating revenues	$-	$-

Operating expenses:
General and administrative expenses	357	552
Acquisition transaction costs	849	-

Operating loss	(1,206)	(552)

Other income (expense):
Interest income	239	607

Total other income	239	607

Net income (loss) applicable to common shareholders	$(967)	$55

Basic and diluted net income (loss) per common share	$(0.02)	$-

Weighted average common shares outstanding	53,884	53,884

The accompanying notes are an integral part of these consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC.
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Preferred Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Total

Balance January 1, 2007	53,884	$539	$75,340	$(62,563)	-	-	-	$13,316

Share based payment expense	-	-	17	-	-	-	-	17
Comprehensive income (loss):
Net income applicable to common shareholders	-	-	-	55	-	-	-	55
Comprehensive income	-	-	-	55	-	-	-	55
Balances at December 31, 2007	53,884	539	75,357	(62,508)	-	-	-	13,388

Comprehensive income (loss):
Net loss applicable to common shareholders	-	-	-	(967)	-	-	-	(967)
Comprehensive loss	-	-	-	(967)	-	-	-	(967)

Balances at December 31, 2008	53,884	$539	$75,357	$(63,475)	-	-	-	$12,421

The accompanying notes are an integral part of these consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC.
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year ended December 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(967)	$55
Adjustments to reconcile net loss to net cash provided by operating activities:
Share based payment expense	-	17
Changes in operating assets and liabilities:
(Increase) decrease in prepaids and other assets	(139)	331
Increase (decrease) in accounts payable	41	(13)
Increase (decrease) in accrued liabilities	121	(28)
Net cash (used in) provided by operating activities	(944)	362

Cash flows from investing activities:
Purchase of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities	-	-

Net (decrease) increase in cash and cash equivalents	(944)	360
Cash and cash equivalents, beginning of period	12,679	12,319
Cash and cash equivalents, end of period	$11,735	$12,679

The accompanying notes are an integral part of these consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC.
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1.  Business Activity

Wilhelmina Acquisition Agreement

On August 25, 2008, the Company and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments, L.P. (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), and Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, which closed February 13, 2009, the Company acquired the Wilhelmina Companies subject to the terms and conditions thereof (the “Wilhelmina Transaction”).  The Acquisition Agreement provided for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International became a wholly owned subsidiary of the Company (the “Merger”) and (ii) the Company purchased the outstanding equity interests of the other Wilhelmina Companies for cash.

At the 2008 Annual Meeting of Shareholders held on February 5, 2009, the shareholders approved and adopted an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to change the Company’s name from “New Century Equity Holdings Corp.” to “Wilhelmina International, Inc.”

At the closing of the Wilhelmina Transaction, on February 13, 2009, the Company paid an aggregate purchase price of $22,431,721 in connection therewith, of which $16,431,721 was paid for the outstanding equity interests of the Wilhelmina Companies and $6,000,000 in cash repaid the outstanding balance of a note held by a Control Seller.  The purchase price included $7,609,336 (63,411,131 shares) of Common Stock of the Company (the “Common Stock”), valued at $0.12 per share (representing the closing price of the Company’s Common Stock on February 13, 2009) that was issued in connection with the merger of Wilhelmina Acquisition with and into Wilhelmina International.  The remaining $8,822,385 of cash was paid to acquire the equity interests of the remaining Wilhelmina Companies.

The purchase price is subject to certain post-closing adjustments, which may be effected against a total of 19,229,746 shares of Common Stock (valued at $2,307,570 at February 13, 2009) that are being held in escrow pursuant to the Acquisition Agreement.  The $22,431,721 paid at closing, less 19,229,746 of Common Stock held in escrow in respect of the purchase price adjustment, provides for a floor purchase price of $20,124,151 (which amount may be further reduced in connection with certain indemnification matters).  The shares of Common Stock held in escrow may be repurchased by the Company for a nominal amount, subject to certain earnouts and offsets.

INDEX

Upon the closing of the Wilhelmina Transaction, the Control Sellers and Patterson obtained certain demand and piggyback registration rights pursuant to a registration rights agreement with respect to the Common Stock issued to them under the Acquisition Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and the registration rights holders, as well as certain other customary provisions.

The shares of Common Stock held in escrow support earnout offsets and indemnification obligations of the Sellers.  The Control Sellers are required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earnout with respect to the other Wilhelmina company.  Losses in excess of earnout amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.  Working capital deficiencies may also reduce positive earnout amounts.  The earnouts are payable in 2012.

Newcastle Financing Agreement

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle Partners, L.P., a Texas limited partnership (“Newcastle”), which at that time owned 19,380,768 shares or approximately 36% of the Company’s outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 31,526,517 shares of Common Stock or approximately 24% of the Company’s outstanding Common Stock.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the closing, up to an additional $2,000,000 (8,097,166 shares) of Common Stock on the same terms.  Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issuable under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

Sean Patterson Employment Agreement

On November 10, 2008, the Company, Wilhelmina International and Sean Patterson entered into an Employment Agreement (the “Employment Agreement”) covering the terms of the employment of Mr. Patterson by Wilhelmina International subject to, and effective upon, the closing of the Wilhelmina Transaction.   See “Wilhelmina Acquisition Agreement” above.  Under the Employment Agreement, Mr. Patterson will continue to serve as President of Wilhelmina International.  Mr. Patterson will receive a base salary of $475,000 per year and an annual bonus based on the excess of the combined annual earnings of Wilhelmina International, WAM and Wilhelmina Models, Inc., a Wilhelmina International subsidiary, over $4,000,000.  The Employment Agreement has a three –year term.  Mr. Patterson is subject to certain non-competition, non-solicitation and related obligations during and following the term of the Employment Agreement.

Historical Overview

The Company, formerly known as New Century Equity Holdings Corp. and Billing Concepts Corp. (“BCC”), was incorporated in the state of Delaware in 1996.  BCC was previously a wholly owned subsidiary of U.S. Long Distance Corp. (“USLD”) and principally provided third-party billing clearinghouse and information management services to the telecommunications industry (the “Transaction Processing and Software Business”).  Upon its spin-off from USLD, BCC became an independent, publicly held company.  In October 2000, the Company completed the sale of several wholly owned subsidiaries that comprised the Transaction Processing and Software Business to Platinum Holdings (“Platinum”) for consideration of $49,700,000 (the “Platinum Transaction”).  The Company also received payments totaling $7,500,000 for consulting services provided to Platinum over the twenty-four month period subsequent to the Platinum Transaction.

INDEX

Beginning in 1998, the Company made multiple investments in Princeton eCom Corporation (“Princeton”) totaling approximately $77,300,000 before selling all of its interest for $10,000,000 in June 2004.  The Company’s strategy, beginning with its investment in Princeton, of making investments in high-growth companies was also facilitated through several other investments.

In early 2004, the Company announced that it would seek shareholder approval to liquidate the Company.  In June of 2004, the Board of Directors of the Company determined that it would be in the best interest of the Company to accept an investment from Newcastle, an investment fund with a long track record of investing in public and private companies.  On June 18, 2004, the Company sold 4,807,692 newly issued shares of its Series A 4% Convertible Preferred Stock (the “Series A Preferred Stock”) to Newcastle for $5,000,000 (the “Newcastle Transaction”).  The Series A Preferred Stock was convertible into approximately thirty-five percent of the Company’s common stock (the “Common Stock”), at any time after the expiration of twelve months from the date of its issuance at a conversion price of $0.26 per share of Common Stock, subject to adjustment for dilution.  The holders of the Series A Preferred Stock were entitled to a four percent annual cash dividend (the “Preferred Dividends”).  Following the investment by Newcastle, the management team resigned and new executives and board members were appointed.  On July 3, 2006, Newcastle converted its Series A Preferred Stock into 19,230,768 shares of Common Stock.

Derivative Lawsuit

On August 11, 2004, Craig Davis, allegedly a shareholder of the Company, filed a lawsuit in the Chancery Court of New Castle County, Delaware (the “Lawsuit”).  The Lawsuit asserted direct claims, and also derivative claims on the Company’s behalf, against five former and three current directors of the Company.  On April 13, 2006, the Company announced that it reached an agreement with all of the parties to the Lawsuit to settle all claims relating thereto (the “Settlement”).  On June 23, 2006, the Chancery Court approved the Settlement, and on July 25, 2006, the Settlement became final and non-appealable.  As part of the Settlement, the Company set up a fund (the “Settlement Fund”), which was distributed to shareholders of record as of July 28, 2006, with a payment date of August 11, 2006.  The portion of the Settlement Fund distributed to shareholders pursuant to the Settlement was $2,270,017 or approximately $0.04 per common share on a fully diluted basis, provided that any Common Stock held by defendants in the Lawsuit who were formerly directors of the Company would not be entitled to any distribution from the Settlement Fund.  The total Settlement proceeds of $3,200,000 were funded by the Company’s insurance carrier and by Parris H. Holmes, Jr., the Company’s former Chief Executive Officer, who contributed $150,000.  Also included in the total Settlement proceeds is $600,000 of reimbursement for legal and professional fees paid to the Company by its insurance carrier and subsequently contributed by the Company to the Settlement Fund.  Therefore, the Company recognized a loss of $600,000 related to the Lawsuit for the year ended December 31, 2006.  As part of the Settlement, the Company and the other defendants in the Lawsuit agreed not to oppose the request for fees and expenses by counsel to the plaintiff of $929,813.  Under the Settlement, the plaintiff, the Company and the other defendants (including Mr. Holmes) also agreed to certain mutual releases.  During October 2007, the Company and the insurance carrier agreed to settle all claims for reimbursement of legal and professional fees associated with the Lawsuit for $240,000.

INDEX

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at fair value, do not bear interest and are short-term in nature.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company generally does not require collateral.

INDEX

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

Business Combinations

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Under SFAS 141(R), contingent consideration or earn outs will be recorded at their fair value at the acquisition date.  Except in bargain purchase situations, contingent considerations typically will result in additional goodwill being recognized.  Contingent consideration classified as an asset or liability will be adjusted to fair value at each reporting date through earnings until the contingency is resolved.

These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with SFAS 141(R).

In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, the effective date of SFAS 141(R) for the Company, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction and therefore, in accordance with the Company’s interpretation of SFAS 141(R) transition rules, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008.

Revenue Interest

The Company has determined that the revenue interest that it acquired in 2005 meets the indefinite life criteria outlined in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, the Company does not amortize this intangible asset, but instead reviews this asset quarterly for impairment.  Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met.  If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of the asset exceeds its fair value, and an impairment loss is recorded in an amount equal to any such excess.

The Company assesses whether the entity in which the acquired revenue interest exists meets the indefinite life criteria based on a number of factors including: the historical and potential future operating performance; the historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the recent, as well as long-term, investment performance; the characteristics of the firm’s products and investment styles; the stability and depth of the management team and the history and perceived franchise or brand value.

Short-Term Investments

The Company invests its excess cash in money market accounts, U.S. Treasury bills, and short-term debt securities.  Investments with an original maturity at the time of purchase over three months but less than a year are classified as short-term investments.  Investments with an original maturity at the time of purchase of greater than one year are classified as long-term investments.  Management determines the appropriate classification of investments at the time of purchase and reevaluates such designations at the end of each reporting period.

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

INDEX

Income Taxes

Income taxes are accounted for under the asset and liability method specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”).  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2008, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”), which the Company adopted January 1, 2007.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109,  “Accounting for Income Taxes.”  FIN 48 prescribes  a recognition  threshold and  measurement  attribute  for  the  financial  statement  recognition  and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There  was  no  change  to  the  net  amount  of  assets  and  liabilities recognized in the statement of financial condition as a result of the Company’s adoption of FIN 48.  At January 1, 2007, the Company had no unrecognized tax benefits.

Fair Value

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year.

Net Income (loss) per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), establishes standards for computing and presenting earnings per share (“EPS”) for entities with publicly-held common stock or potential common stock.  For the years ended December 31, 2008 and 2007, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents were anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method.  Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123(R).  SFAS 123(R) requires the Company to record compensation expense for all awards  granted  after  the  date  of  adoption, and for the unvested portion of previously  granted  awards  that  remain  outstanding  at the date of adoption.  The fair value concepts have not changed significantly in SFAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions.  After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant.  The Company will reconsider use of this model if additional information becomes available  in  the future that indicates another model would be more appropriate,  or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  The Company utilizes stock-based awards as a form of compensation for employees, officers and directors.

The fair value of the stock option grants included in the Company’s statement of operations totaled approximately $0 and $17,000 for the years ended December 31, 2008 and 2007.  The expense related to the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Note 3.  Revenue Interest

On October 5, 2005, the Company made an investment in ACP Investments L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.

INDEX

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

Ascendant had assets under management of approximately $35,600,000 and $37,500,000 as of December 31, 2008 and December 31, 2007, respectively.  Under the Ascendant Agreement, revenues earned by the Company from the Ascendant revenue interest (as determined in accordance with the terms of the Ascendant Agreement) are payable in cash within 30 days after the end of each quarter.  Under the terms of the Ascendant Agreement, Ascendant has 45 days following notice by the Company to cure any material breach by Ascendant of the Ascendant Agreement, including with respect to payment obligations.  Ascendant failed to make the required revenue sharing payments for all calendar quarters from June 30, 2006 through September 30, 2008, inclusive, in a timely manner and did not cure such failures within the required 45 day period.  In addition, Ascendant has not made the payment for the quarter ended December 31, 2008.  Under the terms of the Ascendant Agreement, upon notice of an uncured material breach, Ascendant is required to fully refund all amounts paid by the Company, and the Company’s revenue interest remains outstanding.

The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through December 31, 2008.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.  Pursuant to the Ascendant Agreement, the required return on the Company’s invested capital will not be impacted by any revenue sharing payments made or not made by Ascendant.

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

INDEX

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

Note 4.  Commitments and Contingencies

In October 2000, the Company completed the Platinum Transaction.  Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease is related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $1,418,000 at December 31, 2008.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

In a letter to the Company dated October 16, 2007, a lawyer representing Steven J. Pully (former CEO) alleged that the Company filed false and misleading disclosure with the  Securities and Exchange Commission with respect to the elimination of Mr. Pully’s compensation (see the Company’s Forms 8-K filed on September 5, 2007 and October 17, 2007).  No specifics were provided as to such allegations.  The Company believes such allegations are unfounded and, if a claim is made, the Company intends to vigorously defend itself.

INDEX

Note 5.  Share Capital

On July 10, 2006, as amended on August 25, 2008, the Company entered into a shareholders rights plan (the “Rights Plan”) that replaced the Company’s shareholders rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006.  The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

The Company’s Board of Directors adopted the Rights Plan to protect shareholder value by protecting the Company’s ability to realize the benefits of its net operating loss carryforwards (“NOLs”) and capital loss carryforwards.  In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval of the Company’s Board of Directors.  Shareholders that own 5% or more of the outstanding Common Stock as of the close of business on the Record Date may acquire up to an additional 1% of the outstanding Common Stock without penalty so long as they maintain their ownership above the 5% level (such increase subject to downward adjustment by the Company’s Board of Directors if it determines that such increase will endanger the availability of the Company’s NOLs and/or its capital loss carryforwards).  In addition, the Company’s Board of Directors has exempted Newcastle, the Company’s largest shareholder, and may exempt any person or group that owns 5% or more if the Board of Directors determines that the person’s or group’s ownership will not endanger the availability of the Company’s NOLs and/or its capital loss carryforwards.  A person or group that acquires a percentage of Common Stock in excess of the applicable threshold is called an “Acquiring Person”.  Any Rights held by an Acquiring Person are void and may not be exercised.  The Company’s Board of Directors authorized the issuance of one Right per each share of Common Stock outstanding on the Record Date.  If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 (the “Preferred Stock”), for a purchase price of $10.00.  Each fractional share of Preferred Stock would give the shareholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock.  Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

On August 25, 2008, in connection with the Wilhelmina Transaction, the Company entered into an amendment (the “Rights Agreement Amendment”) to the Rights Agreement.  The Rights Agreement Amendment, among other things, (i) provides that the execution of the Acquisition Agreement, the acquisition of shares of Common Stock pursuant to the Acquisition Agreement, the consummation of the other transactions contemplated by the Acquisition Agreement and the issuance of stock options to the Sellers or the exercise thereof, will not be deemed to be events that cause the Rights to become exercisable, (ii) amends the definition of Acquiring Person to provide that the Sellers and their existing or future Affiliates and Associates (each as defined in the Rights Agreement) will not be deemed to be an Acquiring Person solely by virtue of the execution of the Acquisition Agreement, the acquisition of Common Stock pursuant to the Acquisition Agreement, the consummation of the other transactions contemplated by the Acquisition Agreement or the issuance of stock options to the Sellers or the exercise thereof and (iii) amends the Rights Agreement to provide that a Distribution Date (as defined below) shall not be deemed to have occurred solely by virtue of the execution of the Acquisition Agreement, the acquisition of Common Stock pursuant to the Acquisition Agreement, the consummation of the other transactions contemplated by the Acquisition Agreement or the issuance of stock options to the Sellers or the exercise thereof.  The Rights Agreement Amendment also provides for certain other conforming amendments to the terms and provisions of the Rights Agreement.  The date that the Rights become exercisable is known as the “Distribution Date.”

INDEX

The Company has never declared or paid any cash dividends on its Common Stock, other than $2,270,017 distributed to the shareholders pursuant to the Settlement in August 2006 (See Note 1).  On June 30, 2006, Newcastle elected to receive Preferred Dividends in cash for the period from June 19, 2005 through June 30, 2006.  On July 3, 2006, Newcastle elected to convert all of its Series A Preferred Stock into 19,230,768 shares of Common Stock.

In connection with the Wilhelmina Transaction, the Company issued 12,145,749 shares of Common  Stock to Newcastle and 63,411,131 shares to Patterson, the Control Sellers and their advisor.

At the 2008 Annual Meeting of Shareholders held on February 5, 2009, the shareholders approved and adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 75,000,000 to 250,000,000.

Also, at the 2008 Annual Meeting of Shareholders held on February 5, 2009, the shareholders approved a proposal granting authority to the Company’s Board of Directors to effect at any time prior to December 31, 2009 a reverse stock split of the Common Stock at a ratio within the range from one-for-ten to one-for-thirty, with the exact ratio to be set at a whole number within this range to be determined by the Company’s Board of Directors in its discretion.

Note 6.  Treasury Stock

In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate $25,000,000 of the Company’s Common Stock in the open market or in privately negotiated transactions.  Through December 31, 2008, the Company had purchased an aggregate $20,100,000, or 8,300,000 shares, of treasury stock under this program.  The Company made no treasury stock purchases during the years ended December 31, 2008 and 2007, and has no plans to make any future treasury stock purchases.

Note 7.  Stock Options and Stock Purchase Warrants

The Company previously adopted, the 1996 Employee Comprehensive Stock Plan (“Comprehensive Plan”) and the 1996 Non-Employee Director Plan (“Director Plan”) under which officers and employees, and non-employee directors, respectively, of the Company and its affiliates were eligible to receive stock option grants.  Employees of the Company were also eligible to receive restricted stock grants under the Comprehensive Plan.  The Company previously reserved 14,500,000 and 1,300,000 shares of its Common Stock for issuance pursuant to the Comprehensive Plan and the Director Plan, respectively.  The Comprehensive Plan and the Director Plan expired on July 10, 2006.  The expiration of the plans preclude the Company from granting new options under each plan but will not affect outstanding option grants which shall expire in accordance with their terms.

Option activity for the years ended December 31, 2008 and 2007, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	975,000	$4.30
Granted	-	-
Canceled	(735,000)	$5.61
Outstanding, December 31, 2007	240,000	$0.27

Granted	-	-
Canceled	-	-
Outstanding, December 31, 2008	240,000	$0.27

INDEX

At December 31, 2008 and 2007, stock options to purchase an aggregate of 240,000 shares were exercisable and had weighted average exercise prices of $0.27 per share.

Stock options outstanding and exercisable at December 31, 2008 were as follows:

	Options Outstanding			Options Exercisable
	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life (years)	Remaining Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price

$0.24 - $0.28	240,000	4.5	$0.27	240,000	$0.27

There were no option grants for the years ended December 31, 2008 and 2007.

Note 8.  Short-Term Investments

As of December 31, 2008, the Company held all short-term investments in cash.

Note 9.  Leases

The Company leases pursuant to a services agreement (see Note 12) certain office space and equipment under operating leases.  Rental expense was approximately $30,000 and $31,000 for the years ended December 31, 2008 and 2007, respectively.  The Company has no future minimum lease payments under non-cancelable operating leases as of December 31, 2008.

Note 10.  Income Taxes

The income tax benefit (expense) is comprised of the following:

Year Ended December 31,
(in thousands)	2008	2007
Current:
Federal	$-	$-
State	-	-
Total	$-	$-

INDEX

The income tax benefit (expense) differs from the amount computed by applying the statutory federal income tax rate of 35% to the net loss before income tax benefit.  The reasons for these differences were as follows:

	Year Ended December 31,
(in thousands)	2008	2007
Computed income tax benefit (expense) at statutory rate	$339	$(19)
(Decrease) increase in taxes resulting from:
Permanent and other deductions, net	298	8
Valuation allowance	(540)	11
Expiration of capital loss carryforward	581	-
Income tax benefit	$-	$-

The tax effect of significant temporary differences, which comprise the net deferred tax liability, is as follows:

	December 31,
(in thousands)	2008	2007
Deferred tax asset:
Net operating loss carryforward	$4,696	$4,696
Other	105	64
Capital loss carryforward	23,978	24,559
Valuation allowance	(28,779)	(29,319)
Deferred tax liability:
Estimated tax liability	-	-
Net deferred tax liability	$-	$-

As of December 31, 2008, the Company had a federal income tax loss carryforward of approximately $13,400,000, which begins expiring in 2019.  In addition, the Company had a federal capital loss carryforward of approximately $68,500,000 which expires in 2009.  Realization of the Company’s carryforwards is dependent on future taxable income and capital gains.  At this time, the Company cannot assess whether or not the carryforward will be realized; therefore, a valuation allowance has been recorded as shown above.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 11.  Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan.  The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company will match a participant’s salary deferral, up to 5% of a participant’s compensation.  The Company may make additional discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2008 and 2007.  The Company’s matching contributions to this plan totaled approximately $0 and $5,000 for the years ended December 31, 2008 and 2007, respectively.

Note 12.  Related Parties

In June 2004, in connection with the Newcastle Transaction, Mark Schwarz, Chief Executive Officer and Chairman of Newcastle Capital Management, L.P. (“NCM”), Steven J. Pully, former President of NCM, and John Murray, Chief Financial Officer of NCM, assumed positions as Chairman of the Board, Chief Executive Officer and Chief Financial Officer, respectively, of the Company.  Mr. Pully received an annual salary of $150,000 as Chief Executive Officer of the Company.  Mr. Pully resigned as Chief Executive Officer of the Company effective October 15, 2007.  Mr. Schwarz is performing the functions of Chief Executive Officer.  NCM is the general partner of Newcastle, which owns as of the Wilhelmina Transaction date, 31,526,517 shares of Common Stock of the Company.

INDEX

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  In addition, during 2008, the Company was also charged costs under the services agreement for accounting, legal and administrative services in connection with the Wilhelmina Transaction. NCM is the general partner of Newcastle.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling $102,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively.

The Company owed NCM $24,000 and $7,500 as of December 31, 2008 and 2007, respectively.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the interim chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

INDEX

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations of the Effectiveness of Internal Control

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be furnished on or prior to April 30, 2009 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2009 Annual Meeting of Shareholders for the fiscal year ended December 31, 2008.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 will be furnished on or prior to April 30, 2009 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2009 Annual Meeting of Shareholders for the fiscal year ended December 31, 2008.

INDEX

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be furnished on or prior to April 30, 2009 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2009 Annual Meeting of Shareholders for the fiscal year ended December 31, 2008.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be furnished on or prior to April 30, 2009 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2009 Annual Meeting of Shareholders for the fiscal year ended December 31, 2008.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be furnished on or prior to April 30, 2009 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement of the Company’s 2009 Annual Meeting of Shareholders for the fiscal year ended December 31, 2008.

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

INDEX

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

2.7
Agreement by and among New Century Equity Holdings Corp., Wilhelmina Acquisition Corp., Wilhelmina International, Ltd., Wilhelmina – Miami, Inc., Wilhelmina Artist Management LLC, Wilhelmina Licensing LLC, Wilhelmina Film & TV Productions LLC, Dieter Esch, Lorex Investments AG, Brad Krassner, Krassner Family Investments, L.P., Sean Patterson and the shareholders of Wilhelmina – Miami, Inc., dated August 25, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K, dated August 26, 2008).

2.8
Purchase Agreement by and between New Century Equity Holdings Corp. and Newcastle Partners, L.P., dated August 25, 2008 (incorporated by reference from Exhibit 10.3 to Form 8-K, dated August 26, 2008).

2.9
Letter Agreement, dated February 13, 2009, by and among New Century Equity Holdings Corp., Wilhelmina Acquisition Corp., Wilhelmina International Ltd., Wilhelmina – Miami, Inc., Wilhelmina Artist Management LLC, Wilhelmina Licensing LLC, Wilhelmina Film & TV Productions LLC, Dieter Esch, Lorex Investments AG, Brad Krassner, Krassner Family Investments Limited Partnership, Sean Patterson and the shareholders of Wilhelmina – Miami, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K, dated February 18, 2009).

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (filed herewith).
3.2	Restated Bylaws of Wilhelmina International, Inc. as amended through February 5, 2009 (filed herewith).
3.3
Certificate of Designation of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on July 10, 2006 (incorporated by reference from Exhibit 4.1 to Form 8-K, dated June 30, 2004).

3.4
Certificate of Elimination of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on July 10, 2006 (incorporated by reference from Exhibit 3.1 to Form 8-K, dated July 10, 2006).

3.5
Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on July 10, 2006 (incorporated by reference from Exhibit 3.2 to Form 8-K, dated July 10, 2006).

4.1	Form of Stock Certificate of Common Stock of BCC (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).

INDEX

4.2
Rights Agreement, dated as of July 10, 2006, by and between New Century Equity Holdings Corp. and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.2 to Form 8-K, dated July 10, 2006).

4.3
Amendment to Rights Agreement dated August 25, 2008 by and between New Century Equity Holdings Corp. and The Bank of New York Mellon Trust Company (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 26, 2008).

4.4	Form of Rights Certificate (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 10, 2006).
4.5
Registration Rights Agreement dated August 25, 2008 by and among New Century Equity Holdings Corp., Dieter Esch, Lorex Investments AG, Brad Krassner, Krassner Family Investments, L.P. and Sean Patterson (incorporated by reference from Exhibit 10.2 to Form 8-K, dated August 26, 2008).

4.6
Registration Rights Agreement, dated February 13, 2009, by and between New Century Equity Holdings Corp. and Newcastle Partners, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K, dated February 18, 2009).

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

INDEX

10.13
Principals Agreement, dated as of October 5, 2005, by and among New Century Equity Holdings Corp. and ACP Investments LP (incorporated by reference from Exhibit 10.2 to Form 10-Q, dated September 30, 2005).

*10.14
Employment Agreement by and among New Century Equity Holdings Corp., Wilhelmina International, Ltd. and Sean Patterson, dated November 10, 2008 (incorporated by reference from Exhibit 10.1 to Form 10-Q, dated September 30, 2008).

10.15	Letter Agreement, dated February 13, 2009, by and between New Century Equity Holdings Corp. and Dieter Esch (incorporated by reference from Exhibit 10.2 to Form 8-K, dated February 18, 2009).
14.1	New Century Equity Holdings Corp. Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K, dated December 31, 2003).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Burton, McCumber & Cortez, L.L.P. (filed herewith).
23.2	Consent of Weiser LLP (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
99.1	Combined Financial Statements of Wilhelmina International, Ltd. and Wholly-Owned Subsidiaries as of December 31, 2007 and December 31, 2008 (filed herewith).
99.2	Unaudited Pro Forma Condensed Combined Financial Statements of Wilhelmina International, Inc., and the Wilhelmina Companies as of December 31, 2008 (filed herewith).

*	Includes compensatory plan or arrangement.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: April 15, 2009	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April 2009.

Signature	Title

/s/ Mark E. Schwarz	Interim Chief Executive Officer and Chairman of the Board
Mark E. Schwarz	(Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer and Director
John P. Murray	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan Bren	Director
Jonathan Bren

/s/ James Risher	Director
James Risher

/s/ Evan Stone	Director
Evan Stone

/s/ Hans-Joachim Bohlk	Director
Hans-Joachim Bohlk

/s/ Derek Fromm	Director
Derek Fromm