Form 10-K/A
period 2008-12-31
Wilhelmina International, Inc.
filed 2009-04-30
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-K/A (the “Amendment”) is to replace the Restated Certificate of Incorporation of Wilhelmina International, Inc. appended as Exhibit 3.1 to our previously filed Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009 (the “Original Form 10-K”).  The cover page to the Amendment also includes additional disclosure regarding compliance with Rule 405 of Regulation S-T.

There are no other changes to the Original Form 10-K other than those set forth herein.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendments set forth herein.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

______________________________________________

 Item 15.             Exhibits and Financial Statement Schedules

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc.
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: April 30, 2009	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2009	By:	/s/ John P. Murray
	Name	John P. Murray
	Title:	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)