Form 10-Q
period 2009-03-31
Wilhelmina International, Inc.
filed 2009-05-20
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-28536

WILHELMINA INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2781950
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

200 Crescent Court, Suite 1400, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(214) 661-7488
(Registrant’s Telephone Number, Including Area Code)

n/a
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

As of May 14, 2009, the registrant had 129,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2009

PART I

FINANCIAL INFORMATION

Item 1.                 Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	(Unaudited)
	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$569	$11,735
Accounts receivable	5,863	-
Due from models	1,516	-
Restricted cash-Esch escrow	1,750	-
Prepaid expenses and other current assets	273	176
Total current assets	9,971	11,911

Property and equipment, net of accumulated depreciation of $13	351	-

Trademarks and intangibles with indefinite lives	9,270	803
Other intangible assets with finite lives, net of accumulated amortization of $188	7,429	-
Goodwill	11,856	-
Restricted cash	175	-
Other assets	113	-

Total assets	$39,165	$12,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,517	$293
Line of credit	1,500	-
Due to models	6,128	-
Deferred revenue	180	-
Esch escrow liability	1,756	-
Current portion of note payable and capital lease obligations	260	-
Income taxes payable	100	-
Total current liabilities	12,441	293

Long term liabilities
Other	77	-
Deferred revenue, net of current portion	485	-
Deferred income tax liability	1,800	-
Earn out-contingent liability	2,312	-
Total long-term liabilities	4,674	-

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding	1,294	539
Additional paid-in capital	85,072	75,357
Accumulated deficit	(64,316)	(63,475)
Total shareholders’ equity	22,050	12,421

Total liabilities and shareholders’ equity	$39,165	$12,714

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	March 31,	March 31,
	2009	2008
Revenues
Revenues	$3,829	$-
License fees and other income	191	-
Total revenues	4,020	-

Model costs	2,586	-

Revenues net of model costs	1,434	-

Operating expenses
Salaries and service costs	1,015	-
Office and general expenses	404	95
Amortization and depreciation	200	-
Acquisition transaction costs	645	-
Total operating expenses	2,264	95
Operating loss	(830)	(95)

Other income (expense):
Interest income	4	101
Interest expense	(9)	-
Total other income (expense)	(5)	101

Income (loss) before provision for income taxes	(835)	6

Provision for income taxes
Current	6	-
Deferred	-	-
	6	-
Net income (loss) applicable to common stockholders	$(841)	$6

Basic and diluted net income (loss) per common share	$(0.01)	$0.00

Weighted average common shares outstanding	91,662	53,884

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(841)	$6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	200	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(339)	-
(Increase) in due from models	(75)	-
(Increase) decrease in prepaid expenses and other assets	284	(150)
Increase in due to models	93	-
Increase in accounts payable and accrued liabilities	1,215	96
Increase in other liabilities	85	100
Net cash provided by operating activities	622	52

Cash flows from investing activities:
Acquisition of the Wilhelmina Companies, net of cash acquired	(14,763)	-
Purchase of property and equipment	(1)	-
Net cash used in investing activities	(14,764)	-

Cash flows from financing activities
Proceeds from issuance of common stock	3,000	-
Note payable and capital lease obligations payments	(24)	-
Net cash provided by financing activities	2,976	-

Net (decrease) increase in cash and cash equivalents	(11,166)	52
Cash and cash equivalents, beginning of period	11,735	12,679
Cash and cash equivalents, end of period	$569	$12,731

Supplemental disclosure of cash flow information
Cash paid for interest	$9	$-
Cash paid for income taxes	$19	$-

Supplemental disclosure of non-cash investing and financing activities
Equity issuance cost	$139	$-
Common stock issued in acquisition of Wilhelmina International	$7,609	$-

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1.  Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the financial statements not misleading have been included.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods.  It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Note 2.  Business Activity

Wilhelmina Acquisition

On August 25, 2008, the Company and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments, L.P. (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), and Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, which closed February 13, 2009, the Company acquired the Wilhelmina Companies subject to the terms and conditions thereof (the “Wilhelmina Transaction”).  The Acquisition Agreement provided for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International became a wholly owned subsidiary of the Company and (ii) the Company purchased the outstanding equity interests of the other Wilhelmina Companies for cash.

At the Company’s 2008 Annual Meeting of Stockholders held on February 5, 2009 (the “2008 Annual Meeting”), the Company’s stockholders approved and adopted an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to change the Company’s name from “New Century Equity Holdings Corp.” to “Wilhelmina International, Inc.”

Wilhelmina is a fashion modeling agency, placing models with clients located principally throughout the United States. Wilhelmina, which was founded by model Wilhelmina Cooper, is a broadly diversified full service agency with offices in New York, Los Angeles and Miami. In addition to its traditional fashion model management activities, the Company has also expanded into music and sports talent endorsement, television show production and licensing opportunities for the Wilhelmina brand name.

Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company is deemed to have control for accounting purposes. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company assesses whether the Company, the model or artist is the primary obligor. The Company evaluates the terms of its model, artist and client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or artist selection and credit risk the Company undertakes. The Company operates broadly as a modeling agency and in those relationships with models and artists where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue, when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost. In other model and artist relationships where the Company believes the key indicators suggest the Company acts as an agent on behalf of the model or artist the Company records revenue, when the revenues are earned and collectability is reasonably assured, net of pass-through model or artist cost.

The Company also recognizes management fees as revenues for providing services to other modeling agencies as well as consulting income in connection with services provided to a television production network according to the terms of the contract.  The Company recognizes royalty income when earned based on terms of the contractual agreement.  Revenues received in advance are deferred and amortized using the straight-line method over periods pursuant to the related contract.

Wilhelmina and its subsidiaries also record fees from licensees when the revenues are earned and collectability is reasonably assured.

Use of Estimates

The preparation of the combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the combined financial statements and the accompanying notes.  Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the combined financial statements because they inherently involve significant judgments and uncertainties.  All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these combined financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

Concentrations of Credit Risk

Certain balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in four different financial institutions in New York, Los Angeles and Miami. Balances are insured up to FDIC limits of $250,000 per institution. At March 31, 2009, the Company had cash balances in financial institutions of approximately $117,000 in excess of such insurance. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization, based upon the estimated useful lives (ranging from 2-7 years) of the assets or terms of the leases, are computed by use of the straight-line method. Leasehold improvements are amortized based upon the shorter of the terms of the leases or asset lives. When property and equipment are retired or sold, the cost and accumulated depreciation and amortization are eliminated from the related accounts and gains or losses, if any, are reflected in the combined statement of operations.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations.

Goodwill and Intangible Assets

Goodwill and intangible assets consist primarily of goodwill and buyer relationships resulting from the Wilhelmina Transaction and the revenue interest in Ascendant (defined below) acquired in 2005. According to SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests. Intangible assets with finite lives are amortized over useful lives ranging from 3 to 7 years.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The Company adopted FSP 142-3 on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on the consolidated financial statements.

The Company has determined that the revenue interest in Ascendant meets the indefinite life criteria outlined in SFAS 142, and, therefore, annually assesses whether the carrying value of the asset exceeds its fair value, and records an impairment loss equal to any such excess.

Deferred Revenue

The Company’s deferred revenue consists of royalties, commissions and service charges received in advance of being earned, that are in connection with product licensing agreements with two clients and a related talent the Company represents (see Note 8).

Advertising

The Company expenses all advertising costs as incurred. Advertising costs approximated $27,000 for the quarter ended March 31, 2009.

Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value.  SFAS 107 excludes certain financial instruments from its disclosure requirements.  Accordingly, the aggregate fair market value amounts are not intended to represent the underlying value of the Company.  The carrying amounts of cash and cash equivalents, current receivables and current liabilities approximate fair value because of the nature of these instruments.

Business Combinations

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Under SFAS 141(R), contingent consideration or earn outs are recorded at fair value at the acquisition date.  Except in bargain purchase situations, contingent consideration typically results in additional goodwill being recognized.  Contingent consideration classified as an asset or liability will be adjusted to fair value at each reporting date through earnings until the contingency is resolved.

These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with SFAS 141(R).

In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, the effective date of SFAS 141(R) for the Company, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore, in accordance with the Company’s interpretation of SFAS 141(R) transition rules, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008. The Company incurred acquisition transaction costs of approximately $645,000 for the quarter ended March 31, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after December 31, 2008. The provisions of FSP 141(R)-1 were considered in connection with the Wilhelmina Transaction (see Note 4).

Income Taxes

Income taxes are accounted for under the asset and liability method specified in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2008, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”), which the Company adopted on January 1, 2007.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There was no change to the net amount of assets and liabilities recognized in the statement of financial condition as a result of the Company’s adoption of FIN 48.

Fair Value

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis. FSP 157-2 partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company applied the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009. The adoption did not have a material effect on the Company’s results of operations or financial position.

Net Income (loss) Per Common Share

SFAS No. 128, “Earnings Per Share” (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”) for entities with publicly-held common stock or potential common stock.  For the quarters ended March 31, 2009 and 2008, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents were anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method.  Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123(R).  SFAS 123(R) requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The fair value concepts have not changed significantly in SFAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions.  After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant.  The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  The Company utilizes stock-based awards as a form of compensation for employees, officers and directors.

The fair value of the stock option grants included in the Company’s statement of operations totaled $0 for the quarters ended March 31, 2009 and 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The Company adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have an effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 will be effective for the Company for the quarter ending June 30, 2009. The Company expects to adopt FSP 107-1 for the quarter ending June 30, 2009 and does not expect the adoption of FSP 107-1 to have a material impact on its consolidated financial statements.

Note 4.  Wilhelmina Acquisition

On August 25, 2008, in conjunction with the Company’s strategy to redeploy its assets to enhance stockholder value, the Company entered into the Acquisition Agreement to acquire the Wilhelmina Companies. At the closing of the Wilhelmina Transaction, on February 13, 2009, the Company paid an aggregate purchase price of approximately $22,432,000 in connection therewith, of which approximately $16,432,000 was paid for the outstanding equity interests of the Wilhelmina Companies and $6,000,000 in cash repaid the outstanding balance of a note held by a Control Seller.  The purchase price included approximately $7,609,000 (63,411,131 shares) of the Company’s common stock, par value $0.01 per share (“Common Stock”), valued at $0.12 per share (representing the closing price of the Common Stock on February 13, 2009) that was issued in connection with the merger of Wilhelmina Acquisition with and into Wilhelmina International.  Approximately $8,822,000 of the remaining cash was paid to acquire the equity interests of the remaining Wilhelmina Companies.

The purchase price is subject to certain post-closing adjustments, which may be effected against a total of 19,229,746 shares of Common Stock (valued at approximately $2,307,000 on February 13, 2009) that are being held in escrow pursuant to the Acquisition Agreement.  Approximately $22,432,000 was paid at closing, less 19,229,746 shares (valued at approximately $2,307,000 on February 13, 2009) of Common Stock held in escrow in respect of the purchase price adjustment, provides for a floor purchase price of approximately $20,125,000 (which amount may be further reduced in connection with certain indemnification matters).  The shares of Common Stock held in escrow may be repurchased by the Company for a nominal amount, subject to certain earnouts and offsets.

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

The shares of Common Stock held in escrow support earnout offsets and indemnification obligations of the Sellers.  The Control Sellers are required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earnout with respect to the other company.  Losses in excess of earn out amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.  Working capital deficiencies may also reduce positive earn out amounts.  The earn outs, which are payable in 2012, are calculated as follows: (i) the WAM earn out is based on the three year average of audited WAM EBITDA beginning January 1, 2009 multiplied by 5, payable in cash or stock (at the Control Seller’s election), provided that the total payment will not exceed $10,000,000; and (ii) the Miami earn out is based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 multiplied by 7.5, payable in cash or stock (at the Control Seller’s election). As of February 13, 2009, management’s estimate of the combined fair value of the WAM and Miami earn outs approximated $2,312,000.

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle Partners, L.P., a Texas limited partnership (“Newcastle”), which at that time owned 19,380,768 shares or approximately 36% of the outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 31,526,517 shares of Common Stock or approximately 24% of the Company’s outstanding Common Stock.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the closing, up to an additional $2,000,000 (8,097,166 shares) of Common Stock on the same terms.  Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issuable under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

Under the purchase method of accounting, the purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based on the fair value of the assets and liabilities of the Wilhelmina Companies in accordance with SFAS 141(R).

The intangible assets acquired include intangible assets with indefinite lives, such as the Wilhelmina brand/trademarks  and intangible assets with finite lives, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements, and the remainder of any intangible assets not meeting the above criteria has been allocated to goodwill.  Some of these assets, such as goodwill and the Wilhelmina brand/trademarks, are non-amortizable.  Other assets, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements, are being amortized on a straight line basis over their estimated useful lives which range from 3-7 years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of completion of the Wilhelmina Transaction:

(in thousands)
Current assets	$7,545
Property, plant and equipment	364
Trademarks and intangibles with indefinite lives	8,467
Other intangible assets with finite lives	7,617
Goodwill	11,856
Other assets	289
Total assets acquired	36,138
Earn out-contingent liability	(2,312)
Deferred income tax liability	(1,800)
Other liabilities assumed	(9,594)
Total liabilities assumed	(13,706)
Net assets acquired	$22,432

These estimates are subject to change until the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with SFAS 141(R).  Approximately $8,971,000 of the purchase price results in tax deductible goodwill which will be amortized straight-line over 15 years for income tax purposes.

The results of operations for the Wilhelmina Companies are included in the Company’s consolidated results from the effective date of the acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the quarters ended March 31, 2009 and 2008, as if the acquisition had occurred at the beginning of each quarter ended March 31, 2009 and 2008 and was consummated on the same terms.  Amounts are in millions, except earnings per share.

	March 31,
	2009	2008
Total revenues	$8,392	$10,029
Net loss	$(1,147)	$(566)
Loss per common share	$(0.01)	$(0.01)

Note 5.  Line of Credit, Note Payable and Esch Escrow

In January 2008, Wilhelmina International renewed a revolving line of credit with a bank with an increase in borrowing capacity to $2,000,000, with availability subject to a borrowing base computation. The revolving line of credit expired on January 31, 2009.  On March 31, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to April 30, 2009. The line of credit has expired and the Company is currently negotiating with the bank to further extend the maturity date.  The bank has not requested repayment of the line and the Company has continued to finance its operations using this revolving line of credit.

On February 13, 2009, in order to facilitate the acquisition of the Wilhelmina Companies, the Company entered into a certain letter agreement with Esch (the “Letter Agreement”), pursuant to which Esch agreed that $1,756,000 of the cash proceeds to be paid to him at the closing of the Acquisition Agreement would instead be held in escrow. All or a portion of such amount held in escrow will be used to satisfy the Company’s indebtedness in connection with its credit facility upon the occurrence of specified events including, but not limited to, written notification to the Company of the termination or acceleration of the credit facility. Any amount remaining will be released to Esch upon the renewal, replacement or extension of the Company’s credit facility, subject to certain requirements set forth in the Letter Agreement. In the event any portion of the amount held in escrow is used to pay off the credit facility, the Company will promptly issue to Esch, in replacement thereof, a promissory note in the principal amount of the amount paid.

The term note is payable in monthly installments of $23,784 including principal and interest calculated at a fixed rate of 6.65% per annum and matures in December 2009. Interest on the revolving credit note is payable monthly at an annual rate of prime plus one-half percent which equaled to 3.75% at March 31, 2009.

The line of credit and note payable are collateralized by all of the assets of the Wilhelmina Companies, cross collateralized by the combined and consolidated Wilhelmina Companies and is guaranteed by a stockholder of the Company.

Note 6.  Restricted Cash

At March 31, 2009, the Company had $175,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in December 2010.

Note 7.  Operating Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment. These operating leases expire at various dates through 2011. In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreement.

The Company also leases pursuant to a services agreement (see Note 13) certain corporate office space.

Future minimum payments under the lease agreements are summarized as follows:

Years Ending
March 31,	Amount

2010	$845,000
2011	527,000
2012	584,000

$1,956,000

Rent expense totaled approximately $101,000 and $8,000 for the quarters ended March 31, 2009 and 2008, respectively.

Note 8.  Licensing Agreements

The Company has two product licensing agreements with two clients (each a “Licensee”) and a related talent (the “Talent”) the Company represents. Under the first agreement, the Company earns service charges from the Licensee and commissions from the Talent for services performed in connection with the licensing agreement. This licensing agreement has a six-year term that ends March 31, 2014. During the first three years of the agreement, the Talent and the Company are required to render services to the Licensee in exchange for a guaranteed minimum payment.  The next three years of the agreement is the sell-off period, as defined.  During the sell-off period, the Talent and the Company are not required to render services.  The Talent will earn royalties based on a certain percentage of net sales, as defined, and the Company will earn a commission based on a certain percentage of the royalties earned by the Talent.  For the quarter ended March 31, 2009, the Company recorded approximately $12,000 of revenue from this licensing agreement.

Under the second licensing agreement, the Company earns commissions from the Talent and royalties from the Licensee that is based on a certain percentage of net sales, as defined. The initial term of this second agreement expires on December 31, 2012. The second agreement is renewable for another two years if certain conditions are met. For the quarter ended March 31 2009, the Company recognized approximately $35,000 of revenues from this agreement.

Deferred revenues, which were received in advance, will be recognized as follows:

Years Ending December 31,	Amount
2009	$135,000
2010	180,000
2011	89,000
2012	261,000

665,000
Less, current portion	(180,000)

Deferred revenue, net of current portion	$485,000

Note 9.  Revenue Interest

On October 5, 2005, the Company made an investment in ACP Investments L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.

The Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Ascendant had assets under management of approximately $37,300,000 and $35,600,000 as of March 31, 2009 and December 31, 2008, respectively.  The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through March 31, 2009.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.

Note 10.  Commitments and Contingencies

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on either its consolidated financial position or its consolidated results of operations.

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

Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease was related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $1,063,000 at March 31, 2009.  In conjunction with the Platinum Transaction, the purchaser agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to the purchaser’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

Note 11.  Share Capital

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

The Company’s Board of Directors adopted the Rights Plan to protect shareholder value by protecting the Company’s ability to realize the benefits of its net operating loss carryforwards (“NOLs”) and capital loss carryforwards.  In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval of the Company’s Board of Directors.  Shareholders that own 5% or more of the outstanding Common Stock as of the close of business on the Record Date (as defined in the Rights Agreement) may acquire up to an additional 1% of the outstanding Common Stock without penalty so long as they maintain their ownership above the 5% level (such increase subject to downward adjustment by the Company’s Board of Directors if it determines that such increase will endanger the availability of the Company’s NOLs and/or its capital loss carryforwards).  In addition, the Company’s Board of Directors has exempted Newcastle, the Company’s largest shareholder, and may exempt any person or group that owns 5% or more if the Board of Directors determines that the person’s or group’s ownership will not endanger the availability of the Company’s NOLs and/or its capital loss carryforwards.  A person or group that acquires a percentage of Common Stock in excess of the applicable threshold is called an “Acquiring Person”.  Any Rights held by an Acquiring Person are void and may not be exercised.  The Company’s Board of Directors authorized the issuance of one Right per each share of Common Stock outstanding on the Record Date.  If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 (the “Preferred Stock”), for a purchase price of $10.00.  Each fractional share of Preferred Stock would give the shareholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock.  Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

On August 25, 2008, in connection with the Wilhelmina Transaction, the Company entered into an amendment to the Rights Agreement (the “Rights Agreement Amendment”).  The Rights Agreement Amendment, among other things, (i) provides that the execution of the Acquisition Agreement, the acquisition of shares of Common Stock pursuant to the Acquisition Agreement, the consummation of the other transactions contemplated by the Acquisition Agreement and the issuance of stock options to the Sellers or the exercise thereof, will not be deemed to be events that cause the Rights to become exercisable, (ii) amends the definition of Acquiring Person to provide that the Sellers and their existing or future Affiliates and Associates (each as defined in the Rights Agreement) will not be deemed to be an Acquiring Person solely by virtue of the execution of the Acquisition Agreement, the acquisition of Common Stock pursuant to the Acquisition Agreement, the consummation of the other transactions contemplated by the Acquisition Agreement or the issuance of stock options to the Sellers or the exercise thereof and (iii) amends the Rights Agreement to provide that a Distribution Date (as defined below) shall not be deemed to have occurred solely by virtue of the execution of the Acquisition Agreement, the acquisition of Common Stock pursuant to the Acquisition Agreement, the consummation of the other transactions contemplated by the Acquisition Agreement or the issuance of stock options to the Sellers or the exercise thereof.  The Rights Agreement Amendment also provides for certain other conforming amendments to the terms and provisions of the Rights Agreement.  The date that the Rights become exercisable is known as the “Distribution Date.”

In connection with the Wilhelmina Transaction, the Company issued 12,145,749 shares of Common Stock to Newcastle and 63,411,131 shares to Patterson, the Control Sellers and their advisor.

At the 2008 Annual Meeting, the Company’s stockholders approved and adopted an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 250,000,000.

Also, at the 2008 Annual Meeting, the Company’s stockholders approved a proposal granting authority to the Company’s Board of Directors to effect at any time prior to December 31, 2009 a reverse stock split of the Common Stock at a ratio within the range from one-for-ten to one-for-thirty, with the exact ratio to be set at a whole number within this range to be determined by the Company’s Board of Directors in its discretion.

Below is a table showing changes in Common Stock and paid-in capital during the quarter ended March 31, 2009 (in thousands, except share data):

	Additional Paid-in Capital	Common Stock Shares	Common Stock Amount
Balance December 31, 2008	$75,357	53,883,872	$539
Common Stock issued in the Wilhelmina Transaction to Patterson, Control Sellers and their advisors	6,975	63,411,131	634
Newcastle equity issuance cost	(139)	-	-
Common Stock issued to Newcastle under Equity Financing Agreement	2,879	12,145,749	121
Balance March 31, 2009	$85,072	129,440,752	$1,294

Note 12.  Income Taxes

As of December 31, 2008, the Company had a federal income tax loss carryforward of approximately $13,400,000, which begins expiring in 2019.  In addition, the Company had a federal capital loss carryforward of approximately $68,500,000 which expires in 2009.  Realization of the Company’s carryforwards is dependent on future taxable income and capital gains.  At this time, the Company cannot assess whether or not the carryforward will be realized; therefore, a valuation allowance has been recorded. Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 13.  Related Parties

Mark Schwarz, Chief Executive Officer and Chairman of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, General Counsel of NCM, hold executive officer and board of director positions with the Company as follows: Chairman of the Board and Chief Executive Officer, Director and Chief Financial Officer, and Director and General Counsel and Secretary, respectively, of the Company. NCM is the general partner of Newcastle, which owns 31,526,517 shares of Common Stock.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $32,000 and $8,000 for the quarters ended March 31, 2009 and 2008, respectively.

The Company owed NCM approximately $62,000 and $0 as of March 31, 2009 and 2008, respectively.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 4).

Note 14.  Treasury Stock

In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate of $25,000,000 of its Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased Common Stock at cost. The Company made no purchases of Common Stock during the quarter ended March 31, 2009.  As of March 31, 2009, the Company has purchased an aggregate $20,100,000, or 8,300,000 shares of Common Stock under the program, which shares have been placed in treasury.  The Company does not have any plans to make additional purchases of Common Stock under the program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2009 and March 31, 2008.  It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

The following discussion of the results of operations for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, has been separated into two sections.  The first section is a discussion of the Company’s Unaudited Interim Condensed Consolidated Financial Statements included in this report, which takes into account the results of operations, financial condition and cash flows of the Wilhelmina Companies from February 13, 2009 (the closing date of the Wilhelmina Transaction) through March 31, 2009.  The second section is a discussion of pro forma unaudited financial information of the Wilhelmina Companies for the three months ended March 31, 2009 and March 31, 2008, which does not take into account any amounts attributable to the Company’s operations at the holding company level during such periods, including corporate overhead, amortization of intangibles, acquisition transaction fees and interest income.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, the Company’s success in integrating the operations of the Wilhelmina Companies in a timely manner, or at all, the Company’s ability to realize the anticipated benefits of the Wilhelmina Companies to the extent, or in the timeframe, anticipated, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the SEC.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

Overview

Wilhelmina’s primary business is fashion model management, which activity is headquartered in New York City.  Wilhelmina was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

Wilhelmina has strong brand recognition that enables it to attract and retain top talent to service a broad universe of quality media and retail clients. The Company believes its position in the fashion model management industry provides a platform for organic growth, business line extension, and branded consumer goods and licensing opportunities, as well as acquisitive growth.

The fashion model management industry is highly fragmented, with smaller, local talent management firms frequently competing with a small group of internationally operating talent management firms for client assignments.  New York City, Los Angeles and Miami, as well as Paris, Milan and London are considered the most important markets for the fashion talent management industry; most of the leading international firms are headquartered in New York City, which is considered to be the “capital” of the global fashion industry.  Apart from Paris-based and publicly-listed Elite SA (and now Wilhelmina), all other fashion talent management firms are privately-held. The business of talent management firms such as Wilhelmina is related to the state of the advertising industry, as demand for talent is driven by print, TV and other forms of media advertising campaigns for consumer goods and retail clients.

Contractions in the availability of business and consumer credit, a decrease in consumer spending, a significant rise in unemployment and other factors have all led to increasingly volatile capital markets over the course of 2008 and 2009. During recent months, the financial services, automotive and other sectors of the global economy have come under increased pressure, resulting in, among other consequences, extraordinarily difficult conditions in the capital and credit markets and a global economic recession that has negatively impacted Wilhelmina’s clients’ spending on the services that the Company provides.

During the quarter ended March 31, 2009, the Wilhelmina Companies experienced a decline in the rate of revenue growth compared to the first quarter of the previous year.  Additionally, due to the rapidly changing economic conditions, the Company cannot accurately forecast its clients’ spending plans in the near term.  The Company intends to continue to closely monitor economic conditions, client spending and other factors, and in response, will take actions to reduce costs, manage working capital and conserve cash.  In the current economic environment, there can be no assurance as to the effects on the Company of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, the Company’s efforts to respond to them will be effective.

Recent Events

On February 13, 2009, the Company closed the Wilhelmina Transaction and acquired the Wilhelmina Companies as discussed in further detail elsewhere in this Form 10-Q.  As of the closing of the Wilhelmina Transaction, the business of Wilhelmina represents the Company’s primary operating business.  Prior to closing of the Wilhelmina Transaction, the Company’s interest in Ascendant, which it acquired on October 5, 2005, represented the Company’s sole operating business.  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.

Ascendant

The Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Ascendant had assets under management of approximately $37,300,000 and $35,600,000 as of March 31, 2009 and December 31, 2008, respectively.  The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through March 31, 2009.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.

Results of Operations of the Company for the Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

The key financial indicators that the Company reviews to monitor the business are revenues, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Sophisticated, Runway, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients. Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured, revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings and a separate service charge, paid by clients in addition to the booking fees, is calculated as a percentage of the models’ booking fees. While gross billings are not formally recorded as a line item in the financial statements, it remains an important business metric that ultimately drives revenues, profits and cash flows.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services and to enable new business development activities.

Expense Trends

Prior to the closing of the Wilhelmina Transaction, Krassner and Esch, the former principal equity holders of the Wilhelmina Companies, received salary, bonus and consulting fee payments, under certain agreements, in an amount of approximately $975,000 annually.  As neither Krassner nor Esch continue to serve as officers or directors of the Company as of the closing of the Wilhelmina Transaction, these payments to Krassner and Esch have ceased.  Similarly, upon the closing of the Wilhelmina Transaction, a $6,000,000 promissory note, carrying an interest rate of 12.5% for an annual interest payment of $750,000, in favor of Krassner L.P., a Control Seller, was repaid.  Taken together, following the closing of the Wilhelmina Transaction, annual operating expenses and interest expense, which have historically included the above will not include costs of $1,725,000 due to the elimination of these agreements and the repayment of the promissory note. The Company expects to incur compensation expense, of approximately $450,000 annually, related to the positions of chief executive officer, chief financial officer and general counsel and could employ certain individuals (including but not limited to Esch and/or Krassner) in a consulting capacity to facilitate the transition of the Wilhelmina Companies business to the executive management team.  These compensation expenses would somewhat offset the $1,725,000 from the elimination of the abovementioned agreements.

Gross Billings

During the quarter ended March 31, 2009, gross billings of the Company were approximately $4,806,000, compared to $0 during the quarter ended March 31, 2008.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded gross billings of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009.

Revenues

During the quarter ended March 31, 2009, revenues of the Company were approximately $3,829,000 compared to $0 during the quarter ended March 31, 2008.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded revenues of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009 in its statement of operations for the three months ended March 31, 2009.

License Fees and Other Income

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded license fees and other income of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009 in its statement of operations for the three months ended March 31, 2009.

The Company, from time to time, has agreements with both affiliated and non-affiliated entities to provide management and administrative services, as well as sharing of space where applicable.  Compensation under these agreements may be either a fixed amount or contingent upon the other parties’ commission income. The portion of management fee income from an unconsolidated affiliate amounted to approximately $14,000 and $0 for the quarters ended March 31, 2009 and 2008, respectively.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  License fees totaled approximately $23,000 and $0 for the quarters ended March 31, 2009 and 2008, respectively.

The Company has entered into two product licensing agreements with two clients (each a “Licensee”) and a related talent (the “Talent”) they represent. Under the first agreement, the Company earns service charges from the Licensee and commissions from the Talent for services performed in connection with the licensing agreement. This licensing agreement has a six-year term, which ends March 31, 2014. During the first three years of the agreement, the Talent and the Company are required to render services to the Licensee in exchange for a guaranteed minimum payment.  The next three years of the agreement is the sell-off period, as defined.  During the sell-off period, the Talent and the Company are not required to render services.  The Talent will earn royalties based on a certain percentage of net sales, as defined, and the Company will earn a commission based on a certain percentage of the royalties earned by the Talent.  For the quarter ended March 31, 2009, the Company recorded approximately $12,000 of revenue from this licensing agreement.

Under the second licensing agreement, the Company earns commissions from the Talent it represents and royalties from the client that are based on a certain percentage of net sales, as defined. The initial term of this second agreement expires on December 31, 2012. The second agreement is renewable for another two years if certain conditions are met. For the quarter ended March 31, 2009, the Company recognized approximately $35,000 of revenues from this agreement.

Other income includes mother agency fees that are paid to the Company by another agency when the other agency books a model under contract with the Company for a client engagement. Other income also consists of fees derived from participants in the Company’s model search contests and miscellaneous fees charged to models for various services provided.

Other income also consists of television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the  Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which is now in its second season (scheduled to start airing in June 2009 on the network channel TV Land Prime).  The television series documents the lives of women competing in a modeling competition.  The Wilhelmina Companies provided the television series with the talent and the “Wilhelmina” brand image, and will agree to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus 15% of Modified Gross Adjusted Receipts by the television network for the series, as defined.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal. Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost. During the quarter ended March 31, 2009, model cost was approximately $2,586,000 compared to $0 during the quarter ended March 31, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded model costs of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009 in its statement of operations for the three months ended March 31, 2009.

Operating Expenses

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded operating expenses of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009 in its statement of operations for the three months ended March 31, 2009.

Operating expenses consist of amortization and depreciation, acquisition transaction costs, corporate overhead and costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel and professional fees.  During the quarter ended March 31, 2009, operating expenses increased approximately $2,169,000, to approximately $2,264,000, compared to approximately $95,000 during the quarter ended March 31, 2008. All operating costs except corporate overhead expenses are attributable to the Wilhelmina Transaction and are discussed below. Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, certain legal and professional fees, rent and travel. During the quarter ended March 31, 2009, corporate overhead  approximated $126,000 compared to $95,000 for the three months ended March 31, 2008.

Salaries and Service Costs

Salaries and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models. During the quarter ended March 31, 2009, salaries and service costs were approximately $1,015,000 compared to $0 during the quarter ended March 31, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded salaries and service costs of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009 in its statement of operations for the three months ended March 31, 2009.

Office and General Expenses

Office and general expenses are comprised of office and equipment rents, advertising and promotion, corporate overhead expenses, insurance expenses, professional fees and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than are salaries and service costs. During the quarter ended March 31, 2009, office and general expenses, excluding corporate overhead, were approximately $278,000 compared to $0 during the quarter ended March 31, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded office and general expenses of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009 in its statement of operations for the three months ended March 31, 2009.

Interest Income

Interest income totaled approximately $4,000 during the quarter ended March 31, 2009, compared to approximately $101,000 during the quarter ended March 31, 2008. The decrease in interest income is the result of a significant decrease in yields on cash balances and the full utilization of the Company’s cash balances to fund the closing of the Wilhelmina Transaction on February 13, 2009.

Depreciation and Amortization

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During each of the quarters ended March 31, 2009 and March 31, 2008, depreciation and amortization expense totaled $200,000 (of which $188,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction) and $0, respectively.  The Company made approximately $1,000 of fixed asset purchases during the quarter ended March 31, 2009.

Acquisition Transaction Costs

In December 2007, the FASB released SFAS 141(R), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, the effective date of SFAS 141(R) for the Company, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, in accordance with the Company’s interpretation of SFAS 141(R) transition rules, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008.

As of December 31, 2008, the Company had deferred approximately $139,000 of costs associated with the Wilhelmina Transaction, which the Company has determined relate to the issuance of equity securities.  These costs were reclassified as a reduction of capital when the equity securities were issued at the closing of the acquisition. For the quarter ended March 31, 2009, the Company recorded acquisition transaction costs of approximately $645,000.

Pro Forma Results of Operations of the Wilhelmina Companies for the Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

The Company is providing the pro forma financial information and discussion below relating solely to the Wilhelmina Companies, without taking into account any amounts attributable to the Company’s operations on the holding company level, to aid you in your analysis of the Company’s financial performance.  Such information and discussion should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company and the notes thereto included in this report.  The unaudited pro forma information and discussion below is not necessarily indicative of the current or future financial position or operating results of the Company.

Pro Forma Operating Income of the Wilhelmina Companies:

	Quarter ended March 31,
			(in thousands)
	2009			2008
	$	% of Revenues net of model costs	% of Operating Expenses	$	% of Revenues net of model costs	% of Operating Expenses
Total revenues	$8,392			$10,029
Model costs	5,860			7,066
Revenues net of model costs	2,532			2,962

Operating expenses:
Salary and service costs	1,928	76.1%	76.2%	1,756	59.3%	74.6%
Office and general expenses	603	23.8%	23.8%	597	20.1%	25.4%
Total Operating expenses	2,531	99.9%	100.0%	2,353	79.4%	100.0%

Operating income	$1			$609

Gross Billings

During the quarter ended March 31, 2009, gross billings of the Wilhelmina Companies decreased approximately $1,750,000, or 15.6%, to approximately $9,485,000, compared to approximately $11,235,000 during the quarter ended March 31, 2008.  The Wilhelmina Companies experienced decreases in gross billings across the core modeling business as a result of a decrease in spending by its clients due to the global economic recession, somewhat offset by an increase in gross billings in the artist management business.

Revenues

During the quarter ended March 31, 2009, revenues net of model costs of the Wilhelmina Companies decreased approximately $430,000, or 14.5%, to approximately $2,532,000, compared to approximately $2,962,000 during the quarter ended March 31, 2008. The Wilhelmina Companies experienced decreases in revenues, net of model costs, across the core modeling business as a result of a decrease in spending by its clients due to the global economic recession somewhat offset by an increase in  revenues, net of model costs, in the artist management business.

Operating Expenses

Operating expenses consist of costs that support the operations of the Wilhelmina Companies, including payroll, rent, insurance, travel and professional fees.  During the quarter ended March 31, 2009, operating expenses increased approximately $178,000, or 7.6%, to approximately $2,531,000, compared to approximately $2,353,000 during the quarter ended March 31, 2008.

Salaries and Service Costs

During the quarter ended March 31, 2009, the Wilhelmina Companies continued to invest in professional personnel and pursue new business.  Salaries and service costs as a percentage of total operating expenses were 76.2% and 74.6% for the quarters ended March 31, 2009 and 2008, respectively.  Approximately $172,000, or 96%, of the approximately $178,000 increase in total operating expenses in the quarter ended March 31, 2009, resulted from increases in salaries and service costs.  The increase in labor cost was associated with certain management changes from the prior year that resulted in higher salaries for certain key managers.

Office and General Expenses

Office and general expenses are comprised of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than salaries and service costs.  Office and general expenses, as a percentage of total operating expenses, were 23.8% for the quarter ended March 31, 2009 and 25.4% for the quarter ended March 31, 2008.  The actual dollar amount of office and general expenses remained relatively flat due to the typically fixed nature of these expenses, even though revenues decreased approximately 14.5% for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

Operating Income

During the quarter ended March 31, 2009, the Wilhelmina Companies recorded operating income of approximately $1,000 compared to operating income of approximately $609,000 during the quarter ended March 31, 2008.  The decline in operating income was caused by a decline in revenues which was attributable to decreased spending by the clients of the Wilhelmina Companies due to the worldwide economic recession.

Liquidity and Capital Resources

The Company’s cash balance decreased to $569,000 at March 31, 2009, from $11,735,000 at December 31, 2008. The decrease is attributable to the funding of the acquisition of the Wilhelmina Companies and the associated acquisition transaction costs.

On February 13, 2009, the Company closed the Wilhelmina Transaction and funded approximately $13,066,000 to the various parties involved in accordance with the Acquisition Agreement and $1,756,000 associated with the escrow facility discussed below.  Cash on hand and the $3,000,000 in proceeds from Newcastle under the Equity Financing Agreement were used to fund the closing amounts.

Signature Bank Credit Facility

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts.  The Company has in place a credit facility with Signature Bank (the “Credit Facility”), which includes a term loan with a balance of approximately $233,000 as of March 31, 2009, and a revolving line of credit with a balance of $1,500,000 as of March 31, 2009, that allows the Company to manage its cash flows.  The revolving line under the Credit Facility expired on January 31, 2009, was subsequently extended, and expired on April 30, 2009.  The Company is currently negotiating with the bank to further extend the line of credit. Signature Bank has not requested repayment of the line, which as of May 19, 2009 had an unpaid balance of $2,000,000.  The term note is payable in monthly installments of $23,784 including interest at a fixed rate of 6.65% per annum and matures in December 2009.  Interest on the revolving credit note was payable monthly at an annual rate of prime plus 0.5% (3.75% at March 31, 2009).  Availability under the revolving line of credit is subject to a borrowing base computation.  The line of credit and term note are collateralized by all of the assets of the Wilhelmina Companies, cross collateralized by the combined and consolidated Wilhelmina Companies and are guaranteed by a stockholder of the Company.

The Company’s ability to make payments on the Credit Facility, to replace its indebtedness, and to fund working capital and planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond its control.  The Company has historically secured its working capital facility through accounts receivable balances and, therefore, the Company’s ability to continue servicing debt is dependent upon the timely collection of those receivables.

As the revolving line under the Credit Facility expired, and in order to facilitate the closing of the Wilhelmina Transaction on February 13, 2009, the Company entered into an agreement with Esch (the “Letter Agreement”), pursuant to which Esch agreed that $1,756,000 of the cash proceeds to be paid to him at the closing of the Wilhelmina Transaction would instead be held in escrow.  All or a portion of such amount held in escrow will be used to satisfy the Company’s indebtedness in connection with the Credit Facility upon the occurrence of specified events including, but not limited to, written notification to the Company of the termination of the Credit Facility.  Any amount remaining in escrow under the Letter Agreement will be released to Esch upon the renewal, extension or replacement of the Credit Facility, subject to certain requirements set forth in the Letter Agreement.  In the event any portion of the proceeds is paid from escrow to pay off the Credit Facility, the Company will promptly issue to Esch, in replacement thereof, a promissory note in the principal amount of the amount paid.

Newcastle Financing Arrangement

Concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle whereby Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the closing, up to an additional $2,000,000 (8,097,166 shares at $0.247 per share) of Common Stock.

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

Lease Guarantees

Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease was related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $1,063,000 at March 31, 2009.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company guaranteed two operating leases for office space for certain of its wholly owned subsidiaries prior to the Platinum Transaction (see Liquidity and Capital Resources – Lease Guarantees above).  One such lease expired in 2006.

Critical Accounting Policies

Revenue Recognition

In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company assesses whether it, the model or artist is the primary obligor. The Company evaluates the terms of its model, artist and client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or artist selection and credit risk the Company undertakes. The Company operates broadly as a modeling agency and in those relationships with models and artists where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue and the related costs incurred to the model as model cost. In other model and artist relationships where the Company believes the key indicators suggest it acts as an agent on behalf of the model or artist the Company records revenue net of pass-through model or artist cost.

The Company also recognizes management fees as revenues for providing services to other modeling agencies as well as consulting income in connection with services provided to a television production network according to the terms of the contract.  The Company recognizes royalty income when earned based on terms of the contractual agreement.  Revenues received in advance are deferred and amortized using the straight-line method over periods pursuant to the related contract.

Wilhelmina and its subsidiaries also record fees from licensees when the revenues are earned and collectability is reasonably assured.

Goodwill and Intangible Assets

Goodwill and intangible assets consist primarily of goodwill and buyer relationships resulting from a business acquisition. According to SFAS 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The Company adopted FSP 142-3 on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on the consolidated financial statements.

The Company has determined that the revenue interest meets the indefinite life criteria outlined in SFAS 142, and, therefore, annually assesses whether the carrying value of the asset exceeds its fair value, and records an impairment loss equal to any such excess.

Business Combinations

In December 2007, the FASB released SFAS 141(R), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, the effective date of SFAS 141(R) for the Company, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction and therefore, in accordance with the Company’s interpretation of SFAS 141(R) transition rules, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008. The Company incurred acquisition transaction costs of approximately $645,000 for the quarter ended March 31, 2009.

In April 2009, the FASB issued FSP 141(R)-1 to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after December 31, 2008. The provisions of FSP 141(R)-1 were considered in connection with the Wilhelmina Transaction.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports under the Exchange Act, such as this Form 10-Q, is reported in accordance with the rules of the SEC.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

As a result of the closing of the Wilhelmina Transaction, during the quarter ended March 31, 2009, certain employees of the Wilhelmina Companies were integrated into the Company’s financial reporting process, which materially affected the Company’s internal control over financial reporting.

Except as stated above, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Internal Control

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Item 1.A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held the 2008 Annual Meeting on February 5, 2009.  A quorum was present at the 2008 Annual Meeting, with 52,558,047 of the 53,883,872 outstanding shares of Common Stock entitled to vote represented in person or by proxy.

At the 2008 Annual Meeting, the Company’s stockholders voted to approve the Company’s acquisition of the Wilhelmina Companies (the “Acquisition Proposal”) by the following votes:

Shares
For:	36,842,042
Against:	4,906,514
Abstain:	15,737

The Company’s stockholders voted to adopt an amendment to the Certificate of Incorporation to change the Company’s name from “New Century Equity Holdings Corp.” to “Wilhelmina International, Inc.” by the following votes:

Shares
For:	34,916,613
Against:	4,526,636
Abstain:	6,043

The Company’s stockholders voted to adopt an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 250,000,000 by the following votes:

Shares
For:	34,271,287
Against:	4,958,458
Abstain:	218,546

The Company’s stockholders voted to grant authority to the Board to effect at any time prior to December 31, 2009 a reverse stock split of the Common Stock at a ratio within the range from one-for-ten to one-for-thirty, with the exact ratio to be set at a whole number within this range to be determined by the Board in its discretion, by the following votes:

Shares
For:	34,423,563
Against:	5,013,519
Abstain:	11,209

The Company’s stockholders voted to adopt an amendment to the Certificate of Incorporation and Bylaws to provide for the annual election of directors (the “Declassification Proposal”) by the following votes:

Shares
For:	47,866,511
Against:	4,665,016
Abstain:	23,519

The Company’s stockholders voted to elect the following number of directors to the Board by the following votes:

(a)	seven directors to the Board in the event that both the Acquisition Proposal and the Declassification Proposal were approved

	Shares
	For	Against	Withheld
Mark E. Schwarz	45,414,117	172,574	6,968,354
Jonathan Bren	45,582,391	4,300	6,968,354
James Risher	45,510,801	75,890	6,968,354
John Murray	45,394,936	191,755	6,968,354
Evan Stone	45,407,825	178,866	6,968,354
Dr. Hans-Joachim Bohlk	45,437,863	148,828	6,968,354
Derek Fromm	45,402,828	183,863	6,968,354

(b)	three directors in the event that the Acquisition Proposal was not approved and the Declassification Proposal was approved

	Shares
	For	Against	Withheld
Mark E. Schwarz	45,413,852	172,839	6,968,354
Jonathan Bren	45,582,391	4,300	6,968,354
James Risher	45,509,801	76,890	6,968,354

(c)	five directors in the event that the Acquisition Proposal was approved and the Declassification Proposal was not approved

	Shares
	For	Against	Withheld
James Risher	45,512,369	74,322	6,968,354
John Murray	45,395,444	191,247	6,968,354
Evan Stone	45,401,193	178,498	6,968,354
Dr. Hans-Joachim Bohlk	45,455,520	131,171	6,968,354
Derek Fromm	45,402,531	184,160	6,968,354

(d)	one director in the event that neither the Acquisition Proposal nor the Declassification Proposal was approved

	Shares
	For	Against	Withheld
James Risher	45,521,179	75,522	6,968,344

The Company’s stockholders voted to ratify the appointment of Burton McCumber & Cortez, L.L.P. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 by the following votes:

Shares
For:	51,197,532
Against:	470,969
Abstain:	886,544

The Company’s stockholders voted to adjourn the 2008 Annual Meeting to a later date or dates, if necessary, to permit the further solicitation and voting of proxies if, based upon the tabulated vote at the time of the 2008 Annual Meeting, any of the foregoing proposals have not been approved, by the following votes:

Shares
For:	47,491,874
Against:	5,006,549
Abstain:	58,321

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 20, 2009	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Duly Authorized and Principal Financial Officer)