Form 10-Q
period 2009-06-30
Wilhelmina International, Inc.
filed 2009-08-19
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of August 18, 2009, the registrant had 129,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2009

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	(Unaudited)
	June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$934	$11,735
Accounts receivable, net of allowance for doubtful accounts of $54	5,972	-
Restricted cash-Esch escrow	1,750	-
Prepaid expenses and other current assets	518	176
Total current assets	9,174	11,911

Property and equipment, net of accumulated depreciation of $38 and $2	327	-

Trademarks and intangibles with indefinite lives	9,270	803
Other intangible assets with finite lives, net of accumulated amortization of $696	7,641	-
Goodwill	12,647	-
Restricted cash	175	-
Other assets	116	-

Total assets	$39,350	$12,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,690	$293
Line of credit	2,000	-
Due to models	6,160	-
Deferred revenue	517	-
Esch escrow liability	1,756	-
Current portion of note payable and capital lease obligations	191	-
Income taxes payable	99	-
Total current liabilities	13,413	293

Long term liabilities
Other	61	-
Deferred revenue, net of current portion	450	-
Deferred income tax liability	1,800	-
Earn out-contingent liability	2,312	-
Total long-term liabilities	4,623	-

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding	1,294	539
Additional paid-in capital	85,072	75,357
Accumulated deficit	(65,052)	(63,475)
Total shareholders’ equity	21,314	12,421

Total liabilities and shareholders’ equity	$39,350	$12,714

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues
Revenues	$9,274	$-	$13,103	$-
License fees and other income	193	-	384	-
Total revenues	9,467		13,487	-

Model costs	6,705	-	9,291	-

Revenues net of model costs	2,762		4,196	-

Operating expenses
Salaries and service costs	1,859	-	2,874	-
Office and general expenses	634	-	912	-
Amortization and depreciation	535	-	735	-
Corporate overhead	433	95	559	190
Acquisition transaction costs	15	-	660	-
Total operating expenses	3,476	95	5,740	190
Operating loss	(714)	(95)	(1,544)	(190)

Other income (expense):
Interest income	-	62	4	163
Interest expense	(22)	-	(31)	-
Total other income (expense)	(22)	62	(27)	163

Loss before provision for income taxes	(736)	(33)	(1,571)	(27)

Provision for income taxes
Current	-	-	6	-
Deferred	-	-	-	-
			6	-
Net loss applicable to common stockholders	$(736)	$(33)	$(1,577)	$(27)

Basic and diluted net income (loss) per common share	$(0.00)	$ (0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	129,441	53,884	110,552	53,884

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,577)	$(27)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	735	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(448)	-
(Increase) decrease in prepaid expenses and other current assets	(37)	(293)
Increase in due to models	125	-
Increase in accounts payable and accrued liabilities	1,388	25
Increase in other liabilities	370	124
Net cash provided by (used in) operating activities	556	(171)

Cash flows from investing activities:
Acquisition of the Wilhelmina Companies, net of cash acquired	(14,763)	-
Purchase of property and equipment	(1)	-
Net cash used in investing activities	(14,764)	-

Cash flows from financing activities
Proceeds from issuance of common stock	3,000	-
Proceeds from line of credit	500	-
Note payable and capital lease obligations payments	(93)	-
Net cash provided by financing activities	3,407	-

Net decrease in cash and cash equivalents	(10,801)	(171)
Cash and cash equivalents, beginning of period	11,735	12,679
Cash and cash equivalents, end of period	$934	$12,508

Supplemental disclosure of cash flow information
Cash paid for interest	$31	$-
Cash paid for income taxes	$19	$-

Supplemental disclosure of non-cash investing and financing activities
Equity issuance cost	$139	$-
Common stock issued in acquisition of Wilhelmina International	$7,609	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties.  All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

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

Concentrations of Credit Risk

Certain balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in four different financial institutions in New York, Los Angeles and Miami. Balances are insured up to FDIC limits of $250,000 per institution. At June 30, 2009, the Company had cash balances in financial institutions of approximately $445,000 in excess of such insurance. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization, based upon the estimated useful lives (ranging from 2-7 years) of the assets or terms of the leases, are computed by use of the straight-line method. Leasehold improvements are amortized based upon the shorter of the terms of the leases or asset lives. When property and equipment are retired or sold, the cost and accumulated depreciation and amortization are eliminated from the related accounts and gains or losses, if any, are reflected in the consolidated statement of operations.

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

Goodwill and Intangible Assets

Goodwill and intangible assets consist primarily of goodwill and buyer relationships resulting from the Wilhelmina Transaction and the revenue interest in Ascendant (defined below) acquired in 2005. According to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests. Intangible assets with finite lives are amortized over useful lives ranging from 2 to 7 years.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds its fair value, and records an impairment loss equal to any such excess.

Deferred Cost and Revenue

The Company has deferred model cost paid in advance in connection with talent related contracts. Deferred revenue consists of royalties, commissions and service charges received in advance of being earned, that are in connection with product licensing agreements and talent related contracts (see Note 8).

Advertising

The Company expenses all advertising costs as incurred. Advertising costs approximated $23,000 and $50,000 for the three and six months ended June 30, 2009, respectively.

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

In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, the effective date of SFAS 141(R) for the Company, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore, in accordance with the Company’s interpretation of SFAS 141(R) transition rules, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008. The Company incurred acquisition transaction costs of approximately $15,000 and $660,000 for the three and six months ended June 30, 2009, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method specified in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2008, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which the Company adopted on January 1, 2007.

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

Net Income (loss) Per Common Share

SFAS No. 128, “Earnings Per Share” (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”) for entities with publicly-held common stock or potential common stock.  For the three and six months ended June 30, 2009 and 2008, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents were anti-dilutive.

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

The fair value of the stock option grants included in the Company’s statement of operations totaled $0 for the three and six months ended June 30, 2009 and 2008.

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

The purchase price is subject to certain post-closing adjustments, which may be effected against a total of 19,229,746 shares of Common Stock (valued at approximately $2,307,000 on February 13, 2009) (the “Restricted Shares”) that are being held in escrow pursuant to the Acquisition Agreement.  The approximately $22,432,000 paid at closing, less the Restricted Shares held in escrow in respect of the purchase price adjustment pursuant to the terms of the Acquisition Agreement, provides for a floor purchase price of approximately $20,125,000 (which amount may be further reduced in connection with certain indemnification matters).  The Restricted Shares held in escrow may be repurchased by the Company for a nominal amount, subject to certain earnouts and offsets.

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

The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction based on “core business” EBITDA calculations made by the Company in accordance with the applicable provisions of the Acquisition Agreement.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase all 19,229,746 Restricted Shares in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained RSM McGladrey, Inc. (“McGladrey”) in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.  The Company anticipates that McGladrey will make its final determination during the third quarter of fiscal 2009.

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle Partners, L.P., a Texas limited partnership (“Newcastle”), which at that time owned 19,380,768 shares or approximately 36% of the outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 31,526,517 shares of Common Stock or approximately 24% of the Company’s outstanding Common Stock.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the closing, up to an additional $2,000,000 (8,097,166 shares) of Common Stock on the same terms. The Company’s election right expired on August 13, 2009. Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issuable under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

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

(in thousands)	Previously reported March 31, 2009	Adjustments	As adjusted June 30, 2009

Current assets	$7,545	$(1,511)	$6,034
Property, plant and equipment	364	-	364
Trademarks and intangibles with indefinite lives	8,467	-	8,467
Other intangible assets with finite lives	7,617	720	8,337
Goodwill	11,856	791	12,647
Other assets	289	-	289
Total assets acquired	36,138	-	36,138
Earn out-contingent liability	(2,312)	-	(2,312)
Deferred income tax liability	(1,800)	-	(1,800)
Other liabilities assumed	(9,594)	-	(9,594)
Total liabilities assumed	(13,706)	-	(13,706)
Net assets acquired	$22,432	$-	$22,432

These estimates are subject to change until the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with SFAS 141(R).  Approximately $8,971,000 of the purchase price results in tax deductible goodwill which will be amortized straight-line over 15 years for income tax purposes.

During the quarter ended June 30, 2009, management determined that the fair value of certain current assets acquired were approximately $1,511,000 lower than previously estimated by the Company.

The results of operations for the Wilhelmina Companies are included in the Company’s consolidated results from the effective date of the acquisition. The following table sets forth certain unaudited pro forma consolidated statement of operations data for the six months ended June 30, 2009 and 2008, as if the acquisition had occurred at January 1, 2009 and 2008 and was consummated on the same terms.  Amounts are in thousands, except loss per share.

	June 30,
	2009	2008
Total revenues	$17,859	$21,658
Net loss	$(1,884)	$(874)
Loss per common share	$(0.01)	$(0.01)

Note 5.  Line of Credit, Note Payable and Esch Escrow

In January 2008, Wilhelmina International renewed a revolving line of credit with a bank with an increase in borrowing capacity to $2,000,000, with availability subject to a borrowing base computation. The revolving line of credit expired on January 31, 2009.  On March 31, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to April 30, 2009. On June 10, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to July 15, 2009.  The line of credit has expired and the Company is currently negotiating with the bank to further extend the maturity date.  The bank has not requested repayment of the line and the Company has continued to finance its operations using this revolving line of credit.

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

The term note (in the aggregate principal amount of approximately $165,000 at June 30, 2009) is payable in monthly installments of $23,784 including principal and interest calculated at a fixed rate of 6.65% per annum and matures in December 2009. Interest on the revolving credit note is payable monthly at an annual rate of prime plus one-half percent which equaled to 3.75% at June 30, 2009.

The line of credit and note payable are collateralized by all of the assets of the Wilhelmina Companies, cross collateralized by the combined and consolidated Wilhelmina Companies and is guaranteed by a stockholder of the Company.

Note 6.  Restricted Cash

At June 30, 2009, the Company had $175,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in December 2010.

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

Rent expense totaled approximately $192,000 and $293,000 for the three and six months ended June 30, 2009, respectively, compared to approximately $8,000 and $16,000 for the three and six months ended June 30, 2008, respectively.

Note 8.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized straight-line over the contract period. The Company also has entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  For the three and six months ended June 30, 2009, the Company recognized approximately $89,000 and $136,000, respectively, of revenue from product licensing agreements.

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

The Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Ascendant had assets under management of approximately $35,200,000 and $35,600,000 as of June 30, 2009 and December 31, 2008, respectively.  The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through June 30, 2009.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.

Note 10.  Commitments and Contingencies

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on either its consolidated financial position or its consolidated results of operations.

As of June 30, 2009, ten of the Company’s employees were covered by employment agreements that vary in length from one to three years. Total compensation remaining payable under these agreements approximated $3,532,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Subject to certain exceptions, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period. As of June 30, 2009, total compensation payable under the non-compete provisions approximated $1,716,000.

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

Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease was related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $709,000 at June 30, 2009.  In conjunction with the Platinum Transaction, the purchaser agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to the purchaser’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

Note 11.  Share Capital

On July 10, 2006, as amended on August 25, 2008 and July 20, 2009, the Company entered into a shareholders rights plan (the “Rights Plan”) that replaced the Company’s shareholders rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006.  The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

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

On July 20, 2009, the Company entered into a second amendment to the Rights Agreement (the “Second Rights Agreement Amendment”). The Second Rights Agreement Amendment, among other things, (i) provides that those certain purchases of shares of Common Stock by Krassner L.P. reported on Statements of Change in Beneficial Ownership on Form 4 filed with the SEC on June 3, 2009, June 12, 2009 and June 26, 2009 (the “Krassner Purchases”) will not be deemed to be events that cause the Rights to become exercisable, (ii) amends the definition of Acquiring Person to provide that neither Krassner L.P. nor any of its existing or future Affiliates or Associates (as defined in the Rights Agreement) will be deemed to be an Acquiring Person solely by virtue of the Krassner Purchases and (iii)  amends the Rights Agreement to provide that the Distribution Date will not be deemed to have occurred solely by virtue of the Krassner Purchases. The Second Rights Agreement Amendment also provides for certain other conforming amendments to the terms and provisions of the Rights Agreement.

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

Below is a table showing changes in Common Stock and paid-in capital during the six months ended June 30, 2009 (in thousands, except share data):

	Additional Paid-in Capital	Common Stock Shares	Common Stock Amount
Balance December 31, 2008	$75,357	53,883,872	$539
Common Stock issued in the Wilhelmina Transaction to Patterson, Control Sellers and their advisors	6,975	63,411,131	634
Newcastle equity issuance cost	(139)	-	-
Common Stock issued to Newcastle under Equity Financing Agreement	2,879	12,145,749	121
Balance June 30, 2009	$85,072	129,440,752	$1,294

Note 12.  Income Taxes

As of December 31, 2008, the Company had a federal income tax loss carryforward of approximately $13,400,000, which begins expiring in 2019.  In addition, the Company had a federal capital loss carryforward of approximately $68,500,000 which expires in 2009.  Realization of the Company’s carryforwards is dependent on future taxable income and capital gains.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 13.  Related Parties

Mark Schwarz, Chief Executive Officer and Chairman of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former General Counsel of NCM, hold executive officer and board of director positions with the Company as follows: Chairman of the Board and Chief Executive Officer, Director and Chief Financial Officer, and Director and General Counsel and Secretary, respectively, of the Company. NCM is the general partner of Newcastle, which owns 31,526,517 shares of Common Stock.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $40,000 for the three and six months ended June 30, 2009, respectively, and $8,000 and $16,000 for the three and six months ended June 30, 2008, respectively.

The Company owed NCM approximately $70,000 and $24,000 as of June 30, 2009 and 2008, respectively.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 4).

Note 14.  Treasury Stock

In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate of $25,000,000 of its Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased Common Stock at cost. The Company made no purchases of Common Stock during the quarter ended June 30, 2009.  As of June 30, 2009, the Company has purchased an aggregate $20,100,000, or 8,300,000 shares of Common Stock under the program, which shares have been placed in treasury.  The Company does not have any plans to make additional purchases of Common Stock under the program.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2009 and June 30, 2008.  It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

The following discussion of the results of operations for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, has been separated into two sections.

The first section is a discussion of the Company’s Unaudited Interim Condensed Consolidated Financial Statements included in this report, which takes into account the results of operations, financial condition and cash flows of the Wilhelmina Companies from February 13, 2009 (the closing date of the Wilhelmina Transaction) through June 30, 2009.

The second section is a discussion of pro forma unaudited financial information of the Wilhelmina Companies for the three and six months ended June 30, 2009 and June 30, 2008, which does not take into account any amounts attributable to the Company’s operations at the holding company level during such periods, including corporate overhead, amortization of intangibles, acquisition transaction fees and interest income.

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

During the six months ended June 30, 2009, the Wilhelmina Companies experienced a decline in the rate of revenue growth compared to the comparable period of the previous year.  Additionally, due to the rapidly changing economic conditions, the Company cannot accurately forecast its clients’ spending plans in the near term.  The Company intends to continue to closely monitor economic conditions, client spending and other factors, and in response, will take actions to reduce costs, manage working capital and conserve cash.  In the current economic environment, there can be no assurance as to the effects on the Company of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, the Company’s efforts to respond to them will be effective.

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

Ascendant

The Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Ascendant had assets under management of approximately $35,200,000 and $35,600,000 as of June 30, 2009 and December 31, 2008, respectively.  The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through June 30, 2009.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.

Results of Operations of the Company for the Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

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

Gross Billings

During the three and six months ended June 30, 2009, gross billings of the Company were approximately $10,206,000 and $14,878,000, respectively, compared to $0 during the three and six months ended June 30, 2008.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded gross billings of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009.

Revenues

During the three and six months ended June 30, 2009, revenues of the Company were approximately $9,274,000 and $13,103,000, respectively, compared to $0 during the three and six months ended June 30, 2008.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded revenues of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009 in its statement of operations for the six months ended June 30, 2009.

License Fees and Other Income

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded license fees and other income of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009 in its statement of operations for the six months ended June 30, 2009.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three and six months ended June 30, 2009, management fee income from the unconsolidated affiliate amounted to approximately $27,000 and $41,000, respectively, and $0 for the three and six months ended 2008.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the three and six months ended June 30, 2009, license fees totaled approximately $45,000 and $76,000, respectively, and $0 for the three and six months ended June 30, 2008.

The Company has entered into two product licensing agreements with two clients (each a “Licensee”) and a related talent (the “Talent”) they represent. Under the first agreement, the Company earns service charges from the Licensee and commissions from the Talent for services performed in connection with the licensing agreement. This licensing agreement has a six-year term, which ends March 31, 2014. During the first three years of the agreement, the Talent and the Company are required to render services to the Licensee in exchange for a guaranteed minimum payment.  The next three years of the agreement is the sell-off period, as defined.  During the sell-off period, the Talent and the Company are not required to render services.  The Talent will earn royalties based on a certain percentage of net sales, as defined, and the Company will earn a commission based on a certain percentage of the royalties earned by the Talent.  For the three and six months ended June 30, 2009, the Company recognized approximately $37,000 and $49,000, respectively, of revenue from this licensing agreement.

Under the second licensing agreement, the Company earns commissions from the Talent it represents and royalties from the client that are based on a certain percentage of net sales, as defined. The initial term of this second agreement expires on December 31, 2012. The second agreement is renewable for another two years if certain conditions are met. For the three and six months ended June 30, 2009, the Company recognized approximately $52,000 and $87,000, respectively, of revenues from this agreement.

Other income includes mother agency fees that are paid to the Company by another agency when the other agency books a model under contract with the Company for a client engagement. Other income also consists of fees derived from participants in the Company’s model search contests and miscellaneous fees charged to models for various services provided.

Other income also consists of television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which is now in its second season (which began airing in June 2009 on the network channel TV Land Prime).  The television series documents the lives of women competing in a modeling competition.  The Wilhelmina Companies provided the television series with the talent and the “Wilhelmina” brand image, and will agree to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus 15% of Modified Gross Adjusted Receipts by the television network for the series, as defined.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal. Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost. During the three and six months ended June 30, 2009, model costs were approximately $6,705,000 and $9,291,000, respectively, compared to $0 during the three and six months ended June 30, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded model costs of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009 in its statement of operations for the six months ended June 30, 2009.

Operating Expenses

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded operating expenses of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009 in its statement of operations for the six months ended June 30, 2009.

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, acquisition transaction costs and corporate overhead. During the three and six months ended June 30, 2009, operating expenses increased approximately $3,381,000 and $5,550,000, to approximately $3,476,000 and $5,740,000, respectively, compared to approximately $95,000 and $190,000 during the three and six months ended June 30, 2008, respectively. All operating costs except corporate overhead expenses are attributable to the Wilhelmina Companies and are discussed below.

Salaries and Service Costs

Salaries and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models. During the three and six months ended June 30, 2009, salaries and service costs were approximately $1,859,000 and $2,874,000, respectively, compared to $0 during the three and six months ended June 30, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded salaries and service costs of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009 in its statement of operations for the six months ended June 30, 2009.

Office and General Expenses

Office and general expenses are comprised of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than are salaries and service costs. During the three and six months ended June 30, 2009, office and general expenses were approximately $634,000 and $912,000, respectively, compared to $0 during the three and six months ended June 30, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded office and general expenses of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009 in its statement of operations for the six months ended June 30, 2009.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and six months ended June 30, 2009, depreciation and amortization expense totaled $535,000 (of which $509,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction) and $735,000 (of which $696,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction), respectively, compared to $0 during the three and six months ended June 30, 2008.  The Company made approximately $1,000 and $0 of fixed asset purchases during the six months ended June 30, 2009 and 2008, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel. During the three and six months ended June 30, 2009, corporate overhead approximated $433,000 and $559,000, respectively, compared to $95,000 and $190,000 for the three and six months ended June 30, 2008, respectively. The increase in corporate overhead is the result of officer compensation (see Expense Trends discussion above) for executive officers who filled the roles of chief executive officer, chief financial officer and general counsel for the Company following the Wilhelmina Transaction and additional legal and professional fees incurred to meet public company reporting requirements.

Acquisition Transaction Costs

In December 2007, the FASB released SFAS 141(R), which changed many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, the effective date of SFAS 141(R) for the Company, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, in accordance with the Company’s interpretation of SFAS 141(R) transition rules, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008.

As of December 31, 2008, the Company had deferred approximately $139,000 of costs associated with the Wilhelmina Transaction, which the Company has determined relate to the issuance of equity securities.  These costs were reclassified as a reduction of capital when the equity securities were issued at the closing of the acquisition. For the three and six months ended June 30, 2009, the Company recorded acquisition transaction costs of approximately $15,000 and $660,000, respectively.

Interest Income

Interest income totaled approximately $0 and $4,000 during the three and six months ended June 30, 2009, respectively, compared to approximately $62,000 and $163,000 during the three and six months ended June 30, 2008, respectively. The decrease in interest income is the result of a significant decrease in yields on cash balances and the full utilization of the Company’s cash balances to fund the closing of the Wilhelmina Transaction on February 13, 2009.

Pro Forma Results of Operations of the Wilhelmina Companies for the Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

The Company is providing the unaudited pro forma financial information and discussion below relating solely to the Wilhelmina Companies, without taking into account amortization and depreciation, corporate overhead (any amounts attributable to the Company’s operations at the holding company level), and acquisition transaction cost, to aid you in your analysis of the Company’s financial performance.  Such information and discussion should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company and the notes thereto included in this report.  The unaudited pro forma information and discussion below is not necessarily indicative of the current or future financial position or operating results of the Company.

Pro Forma Operating Income of the Wilhelmina Companies compared to the historical information for the quarter ended June 30, 2008 for the Wilhelmina Companies acquired on February 13, 2009:

Quarter ended June 30,
(in thousands)

	2009			2008
	$	% of Revenues net of model costs	% of Operating Expenses	$	% of Revenues net of model costs	% of Operating Expenses
Total revenues	$9,467			$11,629
Model costs	6,705			8,236
Revenues net of model costs	2,762			3,393

Operating expenses:
Salaries and service costs	1,859	67.3%	74.6%	1,776	52.3%	65.2%
Office and general expenses	634	22.9%	25.4%	947	27.9%	34.8%
Total operating expenses	2,493	90.2%	100.0%	2,723	80.2%	100.0%

Pro forma operating income	$269			$670

Gross Billings

During the quarter ended June 30, 2009, gross billings of the Wilhelmina Companies decreased approximately $640,000, or 5.9%, to approximately $10,206,000, compared to approximately $10,846,000 during the quarter ended June 30, 2008.  The Wilhelmina Companies experienced decreases in gross billings across the core modeling business as a result of a decrease in spending by its clients due to the global economic recession, somewhat offset by an increase in gross billings in the artist management business.

Revenues net of model costs

During the quarter ended June 30, 2009, revenues net of model costs of the Wilhelmina Companies decreased approximately $631,000, or 18.6%, to approximately $2,762,000, compared to approximately $3,393,000 during the quarter ended June 30, 2008. The Wilhelmina Companies experienced decreases in revenues, net of model costs, across the core modeling business as a result of a decrease in spending by its clients due to the global economic recession, somewhat offset by an increase in revenues, net of model costs, in the artist management business.

Operating Expenses

Operating expenses consist of costs that support the operations of the Wilhelmina Companies, including payroll, rent, insurance, travel and professional fees.  During the quarter ended June 30, 2009, operating expenses decreased approximately $230,000, or 8.4%, to approximately $2,493,000, compared to approximately $2,723,000 during the quarter ended June 30, 2008. The decrease in operating expense was primarily attributable to a decline in office and general expenses as described below.

Salaries and Service Costs

During the quarter ended June 30, 2009, salaries and service costs increased approximately $83,000, or 4.7%, to approximately $1,859,000, compared to approximately $1,776,000 during the quarter ended June 30, 2008. The approximately $83,000 increase in salaries and service costs was associated with certain management changes from the prior year that resulted in higher salaries for certain key managers. Salaries and service costs as a percentage of total operating expenses were 74.6% and 65.2% for the quarters ended June 30, 2009 and 2008, respectively.

Office and General Expenses

Office and general expenses are comprised of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than salaries and service costs.  During the quarter ended June 30, 2009, office and general expenses decreased approximately $313,000, or 33.1%, to approximately $634,000, compared to approximately $947,000 during the quarter ended June 30, 2008.  During the quarter ended June 30, 2008, office and general expenses included a significant amount of accounting and legal expenses associated with the Agreement and preparation of financial information which was included in the proxy statement filed with the notice of the 2008 annual meeting to stockholders. Office and general expenses, as a percentage of total operating expenses, were 25.4% for the quarter ended June 30, 2009 and 34.8% for the quarter ended June 30, 2008.

Pro Forma Operating Income

During the quarter ended June 30, 2009, pro forma operating income was approximately $269,000 compared to operating income of approximately $670,000 during the quarter ended June 30, 2008, a decline of $401,000, or 59.9%.  The decline in pro forma operating income was mostly attributable to a decline in revenues which was caused by a decrease in spending by the clients of the Wilhelmina Companies due to the worldwide economic recession.

Pro Forma Results of Operations of the Wilhelmina Companies for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The Company is providing the unaudited pro forma financial information and discussion below relating solely to the Wilhelmina Companies, without taking into account amortization and depreciation, corporate overhead (any amounts attributable to the Company’s operations on the holding company level), and acquisition transaction costs, to aid you in your analysis of the Company’s financial performance.  Such information and discussion should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company and the notes thereto included in this report.  The unaudited pro forma information and discussion below is not necessarily indicative of the current or future financial position or operating results of the Company.

Pro Forma Operating Income of the Wilhelmina Companies compared to the historical information for the six months ended June 30, 2008 for the Wilhelmina Companies acquired on February 13, 2009:

Six months ended June 30,
(in thousands)
	2009			2008
	$	% of Revenues net of model costs	% of Operating Expenses	$	% of Revenues net of model costs	% of Operating Expenses
Total revenues	$17,859			$21,658
Model costs	12,565			15,302
Revenues net of model costs	5,294			6,356

Operating expenses:
Salaries and service costs	3,787	71.5%	75.4%	3,532	55.5%	69.6%
Office and general expenses	1,237	23.8%	24.6%	1,544	24.2%	30.4%
Total operating expenses	5,024	95.3%	100.0%	5,076	79.7%	100.0%

Pro forma operating income	$270			$1,280

Gross Billings

During the six months ended June 30, 2009, gross billings of the Wilhelmina Companies decreased approximately $2,390,000, or 10.8%, to approximately $19,691,000, compared to approximately $22,081,000 during the six months ended June 30, 2008.  The Wilhelmina Companies experienced decreases in gross billings across the core modeling business as a result of a decrease in spending by its clients due to the global economic recession, somewhat offset by an increase in gross billings in the artist management business.

Revenues net of model costs

During the six months ended June 30, 2009, revenues net of model costs of the Wilhelmina Companies decreased approximately $1,062,000, or 16.7%, to approximately $5,294,000, compared to approximately $6,356,000 during the six months ended June 30, 2008. The Wilhelmina Companies experienced decreases in revenues, net of model costs, across the core modeling business as a result of a decrease in spending by its clients due to the global economic recession somewhat offset by an increase in revenues, net of model costs, in the artist management business.

Operating Expenses

Operating expenses consist of costs that support the operations of the Wilhelmina Companies, including payroll, rent, insurance, travel and professional fees.  During the six months ended June 30, 2009, operating expenses decreased approximately $52,000, or 1.0%, to approximately $5,024,000, compared to approximately $5,076,000 during the six months ended June 30, 2008.  The decline in operating expenses was due to a decrease in office and general expenses which was mostly offset by an increase in salaries and service costs, as more fully described below.

Salaries and Service Costs

During the six months ended June 30, 2009, salaries and service costs increased approximately $255,000, or 7.2%, to approximately $3,787,000, compared to approximately $3,532,000 during the six months ended June 30, 2008. The Wilhelmina Companies continue to invest in professional personnel and pursue new business.  The increase in salaries and service costs was associated with management changes from the prior year that resulted in higher salaries for certain key managers. Salaries and service costs as a percentage of total operating expenses were 75.4% and 69.6% for the six months ended June 30, 2009 and 2008, respectively.

Office and General Expenses

Office and general expenses are comprised of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than salaries and service costs. During the six months ended June 30, 2009, office and general expenses decreased approximately $307,000, or 19.9%, to approximately $1,237,000, compared to approximately $1,544,000 during the six months ended June 30, 2008. During the six months ended June 30, 2008, office and general expenses included a significant amount of accounting and legal expenses associated with the Acquisition Agreement and preparation of financial information which was included in the proxy statement filed in connection with the 2008 Annual Meeting.  Office and general expenses, as a percentage of total operating expenses, were 24.6% for the six months ended June 30, 2009 and 30.4% for the six months ended June 30, 2008.

Pro Forma Operating Income

During the six months ended June 30, 2009, the pro forma operating income was approximately $270,000 compared to operating income of approximately $1,280,000 during the six months ended June 30, 2008, representing a decline of $1,010,000, or 78.9%.  The decline in pro forma operating income was caused by a decline in revenues which was attributable to decreased spending by the clients of the Wilhelmina Companies due to the worldwide economic recession.

Liquidity and Capital Resources

The Company’s cash balance decreased to $934,000 at June 30, 2009, from $11,735,000 at December 31, 2008. The decrease is attributable to the funding of the acquisition of the Wilhelmina Companies and the associated acquisition transaction costs.

On February 13, 2009, the Company closed the Wilhelmina Transaction and funded approximately $13,066,000 to the various parties involved in accordance with the Acquisition Agreement and $1,756,000 associated with the escrow facility discussed below.  Cash on hand and the $3,000,000 in proceeds from Newcastle under the Equity Financing Agreement were used to fund the closing amounts.

Signature Bank Credit Facility

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts.  The Company has in place a credit facility with Signature Bank (the “Credit Facility”), which includes a term loan with a balance of approximately $165,000 as of June 30, 2009, and a revolving line of credit with a balance of $2,000,000 as of June 30, 2009, that allows the Company to manage its cash flows.  The revolving line under the Credit Facility expired on January 31, 2009, was subsequently extended, and expired on July 15, 2009.  The Company is currently negotiating with the bank to further extend the line of credit. Signature Bank has not requested repayment of the line, which as of August 14, 2009 had an unpaid balance of $2,000,000.  The term note is payable in monthly installments of $23,784 including interest at a fixed rate of 6.65% per annum and matures in December 2009.  Interest on the revolving credit note was payable monthly at an annual rate of prime plus 0.5% (3.75% at June 30, 2009).  Availability under the revolving line of credit is subject to a borrowing base computation.  The line of credit and term note are collateralized by all of the assets of the Wilhelmina Companies, cross collateralized by the combined and consolidated Wilhelmina Companies and are guaranteed by a stockholder of the Company.

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

Newcastle Financing Arrangement

Concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle whereby Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the closing, up to an additional $2,000,000 (8,097,166 shares at $0.247 per share) of Common Stock. The Company’s election right expired on August 13, 2009.

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

The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction based on “core business” EBITDA calculations made by the Company in accordance with the applicable provisions of the Acquisition Agreement.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase all 19,229,746 Restricted Shares in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained RSM McGladrey, Inc. (“McGladrey”) in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.  The Company anticipates that McGladrey will make its final determination during the third quarter of fiscal 2009.

Lease Guarantees

Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease was related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $709,000 at June 30, 2009.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

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

The Company has determined that its revenue interest meets the indefinite life criteria outlined in SFAS 142, and, therefore, annually assesses whether the carrying value of the asset exceeds its fair value, and records an impairment loss equal to any such excess.

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

In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, the effective date of SFAS 141(R) for the Company, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction and therefore, in accordance with the Company’s interpretation of SFAS 141(R) transition rules, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008. The Company incurred acquisition transaction costs of approximately $645,000 for the six months ended June 30, 2009.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

As a result of the closing of the Wilhelmina Transaction, during the six months ended June 30, 2009, certain employees of the Wilhelmina Companies were integrated into the Company’s financial reporting process, which materially affected the Company’s internal control over financial reporting.

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

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 18, 2009	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Duly Authorized and Principal Financial Officer)