Form 10-Q
period 2009-09-30
Wilhelmina International, Inc.
filed 2009-11-17
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 13, 2009, the registrant had 129,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2009

INDEX

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	(Unaudited)
	September 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$949	$11,735
Accounts receivable, net of allowance for doubtful accounts of $54	6,353	-
Restricted cash-Esch escrow	1,750	-
Prepaid expenses and other current assets	360	176
Total current assets	9,412	11,911

Property and equipment, net of accumulated depreciation of $66 and $2	300	-

Trademarks and intangibles with indefinite lives	9,270	803
Other intangible assets with finite lives, net of accumulated amortization of $1,159	7,178	-
Goodwill	12,647	-
Restricted cash	175	-
Other assets	130	-

Total assets	$39,112	$12,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,122	$293
Line of credit	2,000	-
Due to models	7,141	-
Deferred revenue	420	-
Esch escrow liability	1,756	-
Current portion of note payable and capital lease obligations	119	-
Total current liabilities	13,558	293

Long term liabilities
Other	50	-
Deferred revenue, net of current portion	406	-
Deferred income tax liability	1,800	-
Earn out-contingent liability	2,312	-
Total long-term liabilities	4,568	-

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding	1,294	539
Additional paid-in capital	85,072	75,357
Accumulated deficit	(65,380)	(63,475)
Total shareholders’ equity	20,986	12,421

Total liabilities and shareholders’ equity	$39,112	$12,714

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues
Revenues	$9,108	$-	$22,211	$-
License fees and other income	277	-	538	-
Total revenues	9,385	-	22,749	-

Model costs	6,527	-	15,695	-

Revenues net of model costs	2,858	-	7,054	-

Operating expenses
Salaries and service costs	1,756	-	4,580	-
Office and general expenses	629	-	1,541	-
Amortization and depreciation	490	-	1,225	-
Corporate overhead	276	81	885	271
Acquisition transaction costs	13	-	673	-
Total operating expenses	3,164	81	8,904	271
Operating loss	(306)	(81)	(1,850)	(271)

Other income (expense):
Interest income	-	60	4	223
Interest expense	(22)	-	(53)	-
Total other income (expense)	(22)	60	(49)	223

Loss before provision for income taxes	(328)	(21)	(1,899)	(48)

Provision for income taxes
Current	-	-	(6)	-
Deferred	-	-	-	-
			(6)

Net loss applicable to common stockholders	$(328)	$(21)	$(1,905)	$(48)

Basic and diluted net income (loss) per common share	$(0.00)	$ (0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding	129,441	53,884	119,842	53,884

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,905)	$(48)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	90	-
Amortization and depreciation	1,225	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(919)	-
(Increase) decrease in prepaid expenses and other current assets	107	(778)
Increase in due to models	1,106	-
Increase in accounts payable and accrued liabilities	829	106
Increase in other liabilities	125	129
Net cash provided by (used in) operating activities	658	(591)

Cash flows from investing activities:
Acquisition of the Wilhelmina Companies, net of cash acquired	(14,763)	-
Purchase of property and equipment	(16)	-
Net cash used in investing activities	(14,779)	-

Cash flows from financing activities
Proceeds from issuance of common stock	3,000	-
Proceeds from line of credit	500	-
Note payable and capital lease obligations payments	(165)	-
Net cash provided by financing activities	3,335	-

Net decrease in cash and cash equivalents	(10,786)	(591)
Cash and cash equivalents, beginning of period	11,735	12,679
Cash and cash equivalents, end of period	$949	$12,088

Supplemental disclosure of cash flow information
Cash paid for interest	$53	$-
Cash paid for income taxes	$19	$-

Supplemental disclosure of non-cash investing and financing activities
Equity issuance cost	$139	$-
Common stock issued in acquisition of the Wilhelmina Companies	$7,609	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

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

INDEX

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

New Accounting Pronouncement

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

Revenue Recognition

In compliance with GAAP, when reporting revenue gross as a principal versus net as an agent, the Company assesses whether the Company, the model or artist is the primary obligor. The Company evaluates the terms of its model, artist and client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or artist selection and credit risk the Company undertakes. The Company operates broadly as a modeling agency and in those relationships with models and artists where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue, when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost. In other model and artist relationships where the Company believes the key indicators suggest the Company acts as an agent on behalf of the model or artist the Company records revenue, when the revenues are earned and collectability is reasonably assured, net of pass-through model or artist cost.

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

INDEX

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

Concentrations of Credit Risk

Certain balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in four different financial institutions in New York, Los Angeles and Miami. Balances are insured up to FDIC limits of $250,000 per institution. At September 30, 2009, the Company had cash balances in financial institutions of approximately $536,000 in excess of such insurance. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations.

INDEX

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

Advertising

The Company expenses all advertising costs as incurred. Advertising costs approximated $38,000 and $88,000 for the three and nine months ended September 30, 2009, respectively.

Financial Instruments

The Company is required to disclose the fair value of information about financial instruments, whether or not recognized on the balance sheet, for those financial instruments which it is practicable to estimate the value.  Accordingly, the aggregate fair market value amounts are not intended to represent the underlying value of the Company.  The carrying amounts of cash and cash equivalents, current receivables and current liabilities approximate fair value because of the nature of these instruments.

INDEX

Business Combinations

In a business combination, contingent consideration or earn outs are recorded at fair value at the acquisition date.  Except in bargain purchase situations, contingent consideration typically results in additional goodwill being recognized.  Contingent consideration classified as an asset or liability will be adjusted to fair value at each reporting date through earnings until the contingency is resolved.

These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted.

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008. The Company incurred acquisition transaction costs of approximately $13,000 and $673,000 for the three and nine months ended September 30, 2009, respectively.

Management is required to address the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. A systematic and rational basis for subsequently measuring and accounting for the assets or liabilities is required to be developed depending on their nature.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2008, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

INDEX

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There was no change to the net amount of assets and liabilities recognized in the statement of financial condition as a result of the Company’s tax positions.

Net Income (loss) Per Common Share

For the three and nine months ended September 30, 2009 and 2008, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents were anti-dilutive.

Stock-Based Compensation

The Company records compensation expense for all awards granted. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant.  The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  The Company utilizes stock-based awards as a form of compensation for employees, officers and directors.

The fair value of the stock option grants included in the Company’s statement of operations totaled $0 for the three and nine months ended September 30, 2009 and 2008.

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

The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction based on “core business” EBITDA calculations made by the Company in accordance with the applicable provisions of the Acquisition Agreement.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase all 19,229,746 Restricted Shares in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained RSM McGladrey, Inc. (“McGladrey”) in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.  The Company anticipates that McGladrey will make its final determination during the fourth quarter of fiscal 2009.

INDEX

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle Partners, L.P., a Texas limited partnership (“Newcastle”), which at that time owned 19,380,768 shares or approximately 36% of the outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 31,526,517 shares of Common Stock or approximately 24% of the Company’s outstanding Common Stock.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to nine months following the closing, up to an additional $2,000,000 (8,097,166 shares) of Common Stock on the same terms. The Company’s election right expired on August 13, 2009. Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issuable under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

Under the purchase method of accounting, the purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based on the fair value of the assets and liabilities of the Wilhelmina Companies in accordance with GAAP.

The intangible assets acquired include intangible assets with indefinite lives, such as the Wilhelmina brand/trademarks  and intangible assets with finite lives, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements, and the remainder of any intangible assets not meeting the above criteria has been allocated to goodwill.  Some of these assets, such as goodwill and the Wilhelmina brand/trademarks, are non-amortizable.  Other assets, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements, are being amortized on a straight line basis over their estimated useful lives which range from 3-7 years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of September 30, 2009:

INDEX

(in thousands)	As adjusted September 30, 2009
Current assets	$6,034
Property, plant and equipment	364
Trademarks and intangibles with indefinite lives	8,467
Other intangible assets with finite lives	8,337
Goodwill	12,647
Other assets	289
Total assets acquired	36,138
Earn out-contingent liability	(2,312)
Deferred income tax liability	(1,800)
Other liabilities assumed	(9,594)
Total liabilities assumed	(13,706)
Net assets acquired	$22,432

These estimates are subject to change until the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with GAAP.  Approximately $8,971,000 of the purchase price results in tax deductible goodwill which will be amortized straight-line over 15 years for income tax purposes.

The results of operations for the Wilhelmina Companies are included in the Company’s consolidated results from the effective date of the acquisition. The following table sets forth certain unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 2009 and 2008, as if the acquisition had occurred at January 1, 2009 and 2008 and was consummated on the same terms.  Amounts are in thousands, except earnings per share.

	September 30,
	2009	2008
Total revenues	$27,244	$30,267
Net loss	$(2,124)	$(982)
Loss per common share	$(0.02)	$(0.01)

Note 5.  Line of Credit, Note Payable and Esch Escrow

In January 2008, Wilhelmina International renewed a revolving line of credit with a bank with an increase in borrowing capacity to $2,000,000, with availability subject to a borrowing base computation. Interest on the revolving credit note is payable monthly at an annual rate of prime plus one-half percent which equaled to 3.75% at September 30, 2009. The revolving line of credit expired on January 31, 2009.  On March 31, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to April 30, 2009. On June 10, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to July 15, 2009.  On August 21, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to October 5, 2009. The line of credit has expired and the Company is currently negotiating with the bank to further extend the maturity date.  The bank has not requested repayment of the line and the Company has continued to finance its operations using this revolving line of credit.

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

INDEX

The Company’s credit facility includes a term note (in the aggregate principal amount of approximately $96,000 at September 30, 2009) which is payable in monthly installments of $23,784 including principal and interest calculated at a fixed rate of 6.65% per annum and matures in December 2009. The line of credit and the term note are collateralized by all of the assets of the Wilhelmina Companies, cross collateralized by the combined and consolidated Wilhelmina Companies and is guaranteed by a stockholder of the Company.

Note 6.  Restricted Cash

At September 30, 2009, the Company had $175,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in December 2010.

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

Rent expense totaled approximately $217,000 and $548,000 for the three and nine months ended September 30, 2009, respectively, compared to approximately $8,000 and $24,000 for the three and nine months ended September 30, 2008, respectively.

Note 8.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized straight-line over the contract period. The Company also has entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  For the three and nine months ended September 30, 2009, the Company recognized approximately $89,000 and $225,000, respectively, of revenue from product licensing agreements.

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

INDEX

The Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Ascendant had assets under management of approximately $36,800,000 and $35,600,000 as of September 30, 2009 and December 31, 2008, respectively.  The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through September 30, 2009.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.

Note 10.  Commitments and Contingencies

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on either its consolidated financial position or its consolidated results of operations.

           As of September 30, 2009, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years. Total compensation remaining payable under these agreements approximated $3,003,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Subject to certain exceptions, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period. As of September 30, 2009, total compensation payable under the non-compete provisions approximated $1,766,000.

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

Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease was related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $354,000 at September 30, 2009.  In conjunction with the Platinum Transaction, the purchaser agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to the purchaser’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

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

Below is a table showing changes in Common Stock and paid-in capital during the nine months ended September 30, 2009 (in thousands, except share data):

	Additional Paid-in Capital	Common Stock Shares	Common Stock Amount
Balance December 31, 2008	$75,357	53,883,872	$539
Common Stock issued in the Wilhelmina Transaction to Patterson, Control Sellers and their advisors	6,975	63,411,131	634

Newcastle equity issuance cost	(139)	-	-
Common Stock issued to Newcastle under Equity Financing Agreement	2,879	12,145,749	121
Balance September 30, 2009	$85,072	129,440,752	$1,294

INDEX

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

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $48,000 for the three and nine months ended September 30, 2009, respectively, and $8,000 and $24,000 for the three and nine months ended September 30, 2008, respectively.

The Company owed NCM approximately $78,000 and $69,000 as of September 30, 2009 and 2008, respectively.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 4).

Note 14.  Treasury Stock

In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate of $25,000,000 of its Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased Common Stock at cost. The Company made no purchases of Common Stock during the quarter ended September 30, 2009.  As of September 30, 2009, the Company has purchased an aggregate of $20,100,000, or 8,300,000 shares of Common Stock under the program, which shares have been placed in treasury.  The Company does not have any plans to make additional purchases of Common Stock under the program.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2009 and September 30, 2008.  It should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

The following discussion of the results of operations for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, has been separated into two sections.

The first section is a discussion of the Company’s Unaudited Interim Condensed Consolidated Financial Statements included in this report, which takes into account the results of operations, financial condition and cash flows of the Wilhelmina Companies from February 13, 2009 (the closing date of the Wilhelmina Transaction) through September 30, 2009.

The second section is a discussion of pro forma unaudited financial information of the Wilhelmina Companies for the three and nine months ended September 30, 2009 and September 30, 2008, which does not take into account any amounts attributable to the Company’s operations at the holding company level during such periods, including corporate overhead, amortization of intangibles, acquisition transaction fees and interest income.

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

INDEX

Wilhelmina has strong brand recognition that enables it to attract and retain top talent to service a broad universe of quality media and retail clients. The Company believes its position in the fashion model management industry provides a platform for organic growth, business line extension, and branded consumer goods and licensing opportunities, as well as acquisitive growth.

The fashion model management industry is highly fragmented, with smaller, local talent management firms frequently competing with a small group of internationally operating talent management firms for client assignments.  New York City, Los Angeles and Miami, as well as Paris, Milan and London are considered the most important markets for the fashion talent management industry; most of the leading international firms are headquartered in New York City, which is considered to be the “capital” of the global fashion industry.  Apart from Wilhelmina and Paris-based and publicly-listed Elite SA , all other fashion talent management firms are privately-held. The business of talent management firms such as Wilhelmina is related to the state of the advertising industry, as demand for talent is driven by print, TV and other forms of media advertising campaigns for consumer goods and retail clients.

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

During the nine months ended September 30, 2009, the Wilhelmina Companies experienced a decline in the rate of revenue growth compared to the comparable period of the previous year.  Additionally, due to the rapidly changing economic conditions, the Company cannot accurately forecast its clients’ spending plans in the near term.  The Company intends to continue to closely monitor economic conditions, client spending and other factors, and in response, will take actions to reduce costs, manage working capital and conserve cash.  In the current economic environment, there can be no assurance as to the effects on the Company of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, the Company’s efforts to respond to them will be effective.

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

INDEX

Ascendant

The Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Ascendant had assets under management of approximately $36,800,000 and $35,600,000 as of September 30, 2009 and December 31, 2008, respectively.  The Company has not recorded any revenue or received any revenue sharing payments for the period from July 1, 2006 through September 30, 2009.  According to the Ascendant Agreement, if Ascendant acquires the revenue interest from the Company, Ascendant must pay the Company a return on the capital that it invested.

Results of Operations of the Company for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Sophisticated, Runway, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients. Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings and a separate service charge, paid by clients in addition to the booking fees, is calculated as a percentage of the models’ booking fees. Gross billings are an important business metric that ultimately drives revenues, profits and cash flows.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services and to enable new business development activities.

Expense Trends

Prior to the closing of the Wilhelmina Transaction, Krassner and Esch, the former principal equity holders of the Wilhelmina Companies, received salary, bonus and consulting fee payments, under certain agreements, in an amount of approximately $975,000 annually.  As neither Krassner nor Esch continued to serve as officers or directors of the Company as of the closing of the Wilhelmina Transaction, these payments to Krassner and Esch have ceased.  Similarly, upon the closing of the Wilhelmina Transaction, a $6,000,000 promissory note, carrying an interest rate of 12.5% for an annual interest payment of $750,000, in favor of Krassner L.P., a Control Seller, was repaid.  Taken together, following the closing of the Wilhelmina Transaction, annual operating expenses and interest expense, which have historically included the above do not include costs of $1,725,000 due to the elimination of these agreements and the repayment of the promissory note.

Beginning April 2009, the Company began incurring compensation expense of approximately $450,000 annually, related to the positions of chief executive officer, chief financial officer and general counsel. Also, post transaction, the Company continued the employment of Esch to facilitate the transition of the Wilhelmina Companies’ business to the executive management team. During the three months ended September 30, 2009, the Company entered into a consulting agreement with Esch which has an annual cost of $150,000. The Company incurred compensation and consulting expenses with Esch totaling approximately $33,000 and $80,000 for the three and nine months ended September 30, 2009, respectively. These costs have been classified as corporate overhead, and along with the executive compensation expenses, would somewhat offset the $1,725,000 from the elimination of the above mentioned agreements.

INDEX

Gross Billings

During the three and nine months ended September 30, 2009, gross billings of the Company were approximately $10,011,000 and $25,023,000, respectively, compared to $0 during the three and  nine months ended September 30, 2008.  The Company completed the Wilhelmina Transaction on February 13, 2009.

Revenues

During the three and nine months ended September 30, 2009, revenues of the Company were approximately $9,108,000 and $22,211,000, respectively, compared to $0 during the three and nine months ended September 30, 2008.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded revenues of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statements of operations for the three and nine months ended September 30, 2009.

License Fees and Other Income

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded license fees and other income of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statements of operations for the three and nine months ended September 30, 2009.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three and nine months ended September 30, 2009,  management fee income from the unconsolidated affiliate amounted to approximately $31,000 and $72,000, respectively, and $0 for the three and nine months ended 2008.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the three and nine months ended September 30, 2009, license fees totaled approximately $62,000 and $138,000, respectively, and $0 for the three and nine months ended September 30, 2008.

The Company has entered into two product licensing agreements with two clients (each a “Licensee”) and a related talent (the “Talent”) they represent. Under the first agreement, the Company earns service charges from the Licensee and commissions from the Talent for services performed in connection with the licensing agreement. This licensing agreement has a nine-year term, which ends March 31, 2014. During the first three years of the agreement, the Talent and the Company are required to render services to the Licensee in exchange for a guaranteed minimum payment.  The next three years of the agreement is the sell-off period, as defined.  During the sell-off period, the Talent and the Company are not required to render services.  The Talent will earn royalties based on a certain percentage of net sales, as defined, and the Company will earn a commission based on a certain percentage of the royalties earned by the Talent.  For the three and nine months ended September 30, 2009, the Company recognized approximately $52,000 and $101,000, respectively, of revenue from this licensing agreement.

Under the second licensing agreement, the Company earns commissions from the Talent it represents and royalties from the client that are based on a certain percentage of net sales, as defined. The initial term of this second agreement expires on December 31, 2012. The second agreement is renewable for another two years if certain conditions are met. For the three and nine months ended September 30, 2009, the Company recognized approximately $37,000 and $124,000, respectively, of revenues from this agreement.

INDEX

Other income includes mother agency fees that are paid to the Company by another agency when the other agency books a model under contract with the Company for a client engagement. Other income also consists of fees derived from participants in the Company’s model search contests. Other income also consists of television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which is now in its second season (which began airing in June 2009 on the network channel TV Land Prime).  The television series documents the lives of women competing in a modeling competition.  The Wilhelmina Companies provided the television series with the talent and the “Wilhelmina” brand image, and will agree to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus 15% of Modified Gross Adjusted Receipts by the television network for the series, as defined.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal. Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost. During the three and nine months ended September 30, 2009, model costs were approximately $6,527,000 and $15,695,000, respectively, compared to $0 during the three and nine months ended September 30, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded model costs of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statements of operations for the three and nine months ended September 30, 2009.

Operating Expenses

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded operating expenses of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statements of operations for the three and nine months ended September 30, 2009.

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, acquisition transaction costs and corporate overhead. During the three and nine months ended September 30, 2009, operating expenses increased approximately $3,083,000 and $8,633,000, to approximately $3,164,000 and $8,904,000, respectively, compared to approximately $81,000 and $271,000 during the three and nine months ended September 30, 2008, respectively. All operating costs except corporate overhead expenses are attributable to the Wilhelmina Companies and are discussed below.

Salaries and Service Costs

Salaries and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models. During the three and nine months ended September 30, 2009, salaries and service costs were approximately $1,756,000 and $4,580,000, respectively, compared to $0 during the three and nine months ended September 30, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded salaries and service costs of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statements of operations for the three and nine months ended September 30, 2009.

INDEX

Office and General Expenses

Office and general expenses are comprised of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than are salaries and service costs. During the three and nine months ended September 30, 2009, office and general expenses were approximately $629,000 and $1,541,000, respectively, compared to $0 during the three and nine months ended September 30, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded office and general expenses of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statements of operations for the three and nine months ended September 30, 2009.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and nine months ended September 30, 2009, depreciation and amortization expense totaled $490,000 (of which $463,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction) and $1,225,000 (of which $1,159,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction), respectively, compared to $0 during the three and nine months ended September 30, 2008.  The Company made approximately $16,000 and $0 of fixed asset purchases during the nine months ended September 30, 2009 and 2008, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, compensation and consulting fees to Esch, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel. During the three and nine months ended September 30, 2009, corporate overhead approximated $276,000 and $885,000, respectively, compared to $81,000 and $271,000 for the three and nine months ended September 30, 2008, respectively. The increase in corporate overhead is the result of compensation and consulting fees to Esch, officer compensation (see Expense Trends discussion above) for executive officers who filled the roles of chief executive officer, chief financial officer and general counsel for the Company following the Wilhelmina Transaction and additional legal and professional fees incurred to meet public company reporting requirements.

Acquisition Transaction Costs

In a business combination, acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008.

INDEX

As of December 31, 2008, the Company had deferred approximately $139,000 of costs associated with the Wilhelmina Transaction, which the Company has determined relate to the issuance of equity securities.  These costs were reclassified as a reduction of capital when the equity securities were issued at the closing of the acquisition. For the three and nine months ended September 30, 2009, the Company recorded acquisition transaction costs of approximately $13,000 and $673,000, respectively.

Interest Income

Interest income totaled approximately $0 and $4,000 during the three and nine months ended September 30, 2009, respectively, compared to approximately $60,000 and $223,000 during the three and nine months ended September 30, 2008, respectively. The decrease in interest income is the result of a significant decrease in yields on cash balances and the full utilization of the Company’s cash balances to fund the closing of the Wilhelmina Transaction on February 13, 2009.

Interest Expense

Interest expense totaled approximately $22,000 and $53,000 during the three and nine months ended September 30, 2009, respectively, compared to $0 during the three and nine months ended September 30, 2008. The term note (in the aggregate principal amount of approximately $96,000 at September 30, 2009) has a fixed annual interest rate of 6.65% and matures December 2009. Interest on the revolving credit line is payable monthly at an annual rate of prime plus one-half percent which equaled to 3.75% at September 30, 2009. The balance of the Company’s revolving credit line was $2,000,000 as of September 30, 2009.

Pro Forma Results of Operations of the Wilhelmina Companies for the Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

The Company is providing the unaudited pro forma financial information and discussion below relating solely to the Wilhelmina Companies, without taking into account amortization and depreciation, corporate overhead (any amounts attributable to the Company’s operations at the holding company level), and acquisition transaction cost, to aid you in your analysis of the Company’s financial performance.  Certain adjustments have been made to the historical information for the quarter and nine months ended September 30, 2008, to adjust for expenses incurred by the Wilhelmina Companies in connection with the Wilhelmina Transaction. Such information and discussion should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company and the notes thereto included in this report.  The unaudited pro forma information and discussion below is not necessarily indicative of the current or future financial position or operating results of the Company.

INDEX

Pro Forma Operating Income of the Wilhelmina Companies compared to the historical information for the quarter ended September 30, 2008 for the Wilhelmina Companies acquired on February 13, 2009:

	Quarter ended September 30, (in thousands)

	2009			2008
	$	% of Revenues net of model costs	% of Operating Expenses	$	% of Revenues net of model costs	% of Operating Expenses
Total revenues	$9,385			$10,119
Model costs	6,527			7,152
Revenues net of model costs	2,858			2,967

Operating expenses:
Salaries and service costs	1,756	61.2%	73.7%	1,970	66.4%	78.5%
Office and general expenses	629	21.8%	26.3%	541	18.2%	21.5%
Total operating expenses	2,385	83.0%	100.0%	2,511	84.6%	100.0%

Pro forma operating income	$473			$456

Gross Billings

During the quarter ended September 30, 2009, gross billings of the Wilhelmina Companies decreased approximately $1,882,000, or 15.8%, to approximately $10,011,000, compared to approximately $11,893,000 during the quarter ended September 30, 2008.  The Wilhelmina Companies experienced decreases in gross billings across all lines of the business as a result of a decrease in spending by its clients due to the global economic recession.

Revenues net of model costs

During the quarter ended September 30, 2009, revenues net of model costs of the Wilhelmina Companies decreased approximately $109,000, or 3.6%, to approximately $2,858,000, compared to approximately $2,967,000 during the quarter ended September 30, 2008. The year-over-year decline in gross billings for the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008, did not have a significant impact on revenues net of model costs for the quarter ended September 30, 2009, since $1,200,000 of gross billings for the quarter ended September 30, 2008 resulted in deferred revenue.

Operating Expenses

Operating expenses consist of costs that support the operations of the Wilhelmina Companies, including payroll, rent, insurance, travel and professional fees.  During the quarter ended September 30, 2009, operating expenses decreased approximately $126,000, or 5.0%, to approximately $2,385,000, compared to approximately $2,511,000 during the quarter ended September 30, 2008. The decrease in operating expense was primarily attributable to a decline in salaries and service costs as described below.

INDEX

Salaries and Service Costs

During the quarter ended September 30, 2009, salaries and service costs decreased approximately $214,000, or 10.9%, to approximately $1,756,000, compared to approximately $1,970,000 during the quarter ended September 30, 2008. The decrease in salaries and service costs was mostly attributable to a decrease in travel costs incurred by employees when delivering the Company’s services to customers and models. Salaries and service costs as a percentage of total operating expenses were 73.7% and 78.5% for the quarters ended September 30, 2009 and 2008, respectively.

Office and General Expenses

Office and general expenses are comprised of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than salaries and service costs.  During the quarter ended September 30, 2009, office and general expenses increased approximately $88,000, or 16.2%, to approximately $629,000, compared to approximately $541,000 during the quarter ended September 30, 2008.  Office and general expenses, as a percentage of total operating expenses, were 26.3% for the quarter ended September 30, 2009 and 21.5% for the quarter ended September 30, 2008.

Pro Forma Operating Income

During the quarter ended September 30, 2009, pro forma operating income was approximately $473,000 compared to operating income of approximately $456,000 during the quarter ended September 30, 2008, an increase of $17,000, or 3.7%.  The increase in pro forma operating income was mostly attributable to the recognition of certain revenues deferred in prior periods and a decrease in travel related cost incurred by employees during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.

Pro Forma Results of Operations of the Wilhelmina Companies for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The Company is providing the unaudited pro forma financial information and discussion below relating solely to the Wilhelmina Companies, without taking into account amortization and depreciation, corporate overhead (any amounts attributable to the Company’s operations on the holding company level), and acquisition transaction costs, to aid you in your analysis of the Company’s financial performance.  Such information and discussion should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements of the Company and the notes thereto included in this report.  The unaudited pro forma information and discussion below is not necessarily indicative of the current or future financial position or operating results of the Company.

INDEX

Pro Forma Operating Income of the Wilhelmina Companies compared to the historical information for the nine months ended September 30, 2008 for the Wilhelmina Companies acquired on February 13, 2009:

	Nine months ended September 30, (in thousands)

	2009				2008
	$		% of Revenues net of model costs	% of Operating Expenses	$		% of Revenues net of model costs	% of Operating Expenses
Total revenues		$27,244				$30,267
Model costs		19,092				20,945
Revenues net of model costs		8,152				9,322

Operating expenses:
Salaries and service costs		5,493	67.4%	74.7%		5,502	59.0%	74.4%
Office and general expenses		1,866	22.8%	25.3%		1,885	20.2%	25.6%
Total operating expenses		7,359	90.2%	100.0%		7,387	79.2%	100.0%

Pro forma operating income		$793				$1,935

Gross Billings

During the nine months ended September 30, 2009, gross billings of the Wilhelmina Companies decreased approximately $4,272,000, or 12.6%, to approximately $29,702,000, compared to approximately $33,974,000 during the nine months ended September 30, 2008.  The Wilhelmina Companies experienced decreases in gross billings across the core modeling business as a result of a decrease in spending by its clients due to the global economic recession.

Revenues net of model costs

During the nine months ended September 30, 2009, revenues net of model costs of the Wilhelmina Companies decreased approximately $1,170,000, or 12.5%, to approximately $8,152,000, compared to approximately $9,322,000 during the nine months ended September 30, 2008. The Wilhelmina Companies experienced decreases in revenues, net of model costs, across the core modeling business as a result of a decrease in spending by its clients due to the global economic recession.

Operating Expenses

Operating expenses consist of costs that support the operations of the Wilhelmina Companies, including payroll, rent, insurance, travel and professional fees.  During the nine months ended September 30, 2009, operating expenses decreased approximately $28,000, or 0.4%, to approximately $7,359,000, compared to approximately $7,387,000 during the nine months ended September 30, 2008.  Operating expenses have remained relatively unchanged as management has focused on managing operating costs and maintaining profitable operating results.

Salaries and Service Costs

During the nine months ended September 30, 2009, salaries and service costs decreased approximately $9,000, or 0.2%, to approximately $5,493,000, compared to approximately $5,502,000 during the nine months ended September 30, 2008. The Wilhelmina Companies continue to invest in professional personnel and pursue new business but have been able to reduce travel costs to more than offset the increases in salaries cost.  Salaries and service costs as a percentage of total operating expenses were 74.7% and 74.4% for the nine months ended September 30, 2009 and 2008, respectively.

INDEX

Office and General Expenses

Office and general expenses are comprised of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than salaries and service costs. During the nine months ended September 30, 2009, office and general expenses decreased approximately $19,000, or 1.0%, to approximately $1,866,000, compared to approximately $1,885,000 during the nine months ended September 30, 2008. Office and general expenses, as a percentage of total operating expenses, were 25.3% for the nine months ended September 30, 2009 and 25.6% for the nine months ended September 30, 2008.

Pro Forma Operating Income

During the nine months ended September 30, 2009, the pro forma operating income was approximately $793,000 compared to operating income of approximately $1,935,000 during the nine months ended September 30, 2008, representing a decline of $1,142,000, or 59.0%.  The decline in pro forma operating income was caused by a decline in revenues in the core modeling business which was attributable to decreased spending by the clients of the Wilhelmina Companies due to the worldwide economic recession.

Liquidity and Capital Resources

The Company’s cash balance decreased to $949,000 at September 30, 2009, from $11,735,000 at December 31, 2008. The decrease is attributable to the funding of the acquisition of the Wilhelmina Companies and the associated acquisition transaction costs.

On February 13, 2009, the Company closed the Wilhelmina Transaction and funded approximately $13,066,000 to the various parties involved in accordance with the Acquisition Agreement and $1,756,000 associated with the escrow facility discussed below.  Cash on hand and the $3,000,000 in proceeds from Newcastle under the Equity Financing Agreement were used to fund the closing amounts.

Signature Bank Credit Facility

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts.  The Company has in place a credit facility with Signature Bank (the “Credit Facility”), which includes a term loan with a balance of approximately $96,000 as of September 30, 2009, and a revolving line of credit with a balance of $2,000,000 as of September 30, 2009, that allows the Company to manage its cash flows.  The revolving line under the Credit Facility expired on January 31, 2009, was subsequently extended, and expired on July 15, 2009.  On August 21, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to October 5, 2009. The Company is currently negotiating with the bank to further extend the line of credit. Signature Bank has not requested repayment of the line, which as of November 14, 2009 had an unpaid balance of $2,000,000.  The term note is payable in monthly installments of $23,784 including interest at a fixed rate of 6.65% per annum and matures in December 2009.  Interest on the revolving credit note was payable monthly at an annual rate of prime plus 0.5% (3.75% at September 30, 2009).  Availability under the revolving line of credit is subject to a borrowing base computation.  The line of credit and term note are collateralized by all of the assets of the Wilhelmina Companies, cross collateralized by the combined and consolidated Wilhelmina Companies and are guaranteed by a stockholder of the Company.

INDEX

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

Newcastle Financing Arrangement

Concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle whereby Newcastle committed to purchase, at the Company’s election at any time or times prior to nine months following the closing, up to an additional $2,000,000 (8,097,166 shares at $0.247 per share) of Common Stock. The Company’s election right expired on August 13, 2009.

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

The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction based on “core business” EBITDA calculations made by the Company in accordance with the applicable provisions of the Acquisition Agreement.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase all 19,229,746 Restricted Shares in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained RSM McGladrey, Inc. (“McGladrey”) in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.  The Company anticipates that McGladrey will make its final determination during the fourth quarter of fiscal 2009.

INDEX

Lease Guarantees

Under the terms of the Platinum Transaction, all leases and corresponding obligations associated with the Transaction Processing and Software Business were assumed by Platinum.  Prior to the Platinum Transaction, the Company guaranteed two operating leases for office space of the divested companies.  The first lease was related to office space located in San Antonio, Texas, and expired in 2006.  The second lease is related to office space located in Austin, Texas, and expires in 2010.  Under the original terms of the second lease, the remaining minimum undiscounted rent payments total approximately $354,000 at September 30, 2009.  In conjunction with the Platinum Transaction, Platinum agreed to indemnify the Company should the underlying operating companies not perform under the terms of the office leases.  The Company can provide no assurance as to Platinum’s ability, or willingness, to perform its obligations under the indemnification.  The Company does not believe it is probable that it will be required to perform under the remaining lease guarantee and, therefore, no liability has been accrued in the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company guaranteed two operating leases for office space for certain of its wholly owned subsidiaries prior to the Platinum Transaction (see Liquidity and Capital Resources – Lease Guarantees above).  One such lease expired in 2006.

Critical Accounting Policies

Revenue Recognition

In compliance with GAAP when reporting revenue gross as a principal versus net as an agent, the Company assesses whether it, the model or artist is the primary obligor. The Company evaluates the terms of its model, artist and client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or artist selection and credit risk the Company undertakes. The Company operates broadly as a modeling agency and in those relationships with models and artists where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue and the related costs incurred to the model as model cost. In other model and artist relationships where the Company believes the key indicators suggest it acts as an agent on behalf of the model or artist the Company records revenue net of pass-through model or artist cost.

INDEX

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

Business Combinations

In a business combination, contingent consideration or earn outs will be recorded at their fair value at the acquisition date.  Except in bargain purchase situations, contingent considerations typically will result in additional goodwill being recognized.  Contingent consideration classified as an asset or liability will be adjusted to fair value at each reporting date through earnings until the contingency is resolved.

These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted.

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction and therefore recorded all previously capitalized acquisition transaction costs of approximately $849,000 as a reduction of earnings for the year ended December 31, 2008. The Company incurred acquisition transaction costs of approximately $673,000 for the nine months ended September 30, 2009.

INDEX

Management is required to address the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  A systematic and rational basis for subsequently measuring and accounting for the assets or liabilities is required to be developed depending on their nature.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (b) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

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

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 16, 2009	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Duly Authorized and Principal Financial Officer)