Form 10-K
period 2009-12-31
Wilhelmina International, Inc.
filed 2010-03-31
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,979,811.

As of March 31, 2010, the registrant had 129,440,752 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its Annual Meeting of Shareholders for the fiscal year ended December 31, 2009 to be held on a date to be determined, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2009.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2009

i

PART I

ITEM 1.     BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, the Company’s success in integrating the operations of the Wilhelmina Companies (as defined below) in a timely manner, or at all, the Company’s ability to realize the anticipated benefits of the Wilhelmina Companies to the extent, or in the timeframe, anticipated, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission (“SEC”).  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

Wilhelmina International, Inc. (the “Company”) is one of the world’s leading fashion model and talent management companies.

Through its subsidiaries, the Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients.  These customers and clients include leading retailers, designers, advertising agencies and catalog companies worldwide.  The Company’s business was founded in 1967 by Wilhelmina Cooper, a renowned fashion model.

The Company’s core fashion model management business is headquartered in New York City. Full service fashion model agency operations are also located in Los Angeles and Miami.  The Company’s corporate headquarters are in Dallas, Texas.

Organization and Operating Divisions

The Company is comprised of operating companies and divisions focused on the fashion model and talent management business, as well as business areas complimentary to the fashion model and talent management business such as licensing and television.  These companies include:

•	Wilhelmina International, Ltd. (“Wilhelmina International”)

•	Wilhelmina – Miami, Inc. (“Wilhelmina Miami”)

•	Wilhelmina Artist Management LLC (“WAM”)

•	Wilhelmina Licensing LLC (“Wilhelmina Licensing”), and

•
Wilhelmina Film & TV Productions LLC (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”, and together with the Company, “Wilhelmina”)

Wilhelmina International (based in New York City), Wilhelmina West, Inc. (based in Los Angeles and a wholly owned subsidiary of Wilhelmina International) and Wilhelmina Miami are the Company’s core fashion model management companies. WAM is a talent management company that seeks to secure endorsement and spokesperson work for various high-profile talents from the worlds of sports, music and entertainment.  Wilhelmina Licensing oversees the licensing of the “Wilhelmina” name, mainly to local modeling agencies across the U.S.  Wilhelmina TV participates in the development of certain reality television shows such as “The Agency” (2007) and “She’s Got the Look” that seek to capitalize on the “Wilhelmina” brand.

The LW1 division, based in Los Angeles, offers models the opportunity to be showcased on TV and film through its membership in the Screen Actors Guild.  Wilhelmina also owns a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC, a New York City-based modeling agency that specializes in representing child models, from newborns to children 14 years of age.

Wilhelmina divides its businesses into the following operating divisions:  Fashion Model Management; Artist Management; Licensing; and Film and Television.

Fashion Model Management Business

Wilhelmina is focused on providing fashion modeling and talent product-endorsement services to clients such as ad agencies, branded consumer goods companies, fashion designers, magazines, retailers and department stores, product catalogs and Internet sites.

The fashion model management industry can be divided into many subcategories, including advertising campaigns as well as catalog, runway and editorial work.  Advertising work involves modeling for advertisements featuring consumer products such as cosmetics, clothing and other items, to be placed in magazines and newspapers, on billboards and with other types of media.  Catalog work involves modeling for promotional catalogs that are produced throughout the year.  Runway work involves modeling at fashion shows, which primarily take place in Paris, Milan, London and New York City.  Editorial work involves modeling for the cover and editorial sections of magazines.

Clients pay talent for their appearance in photo shoots for magazine features, print advertising, direct mail marketing, product catalogs and Internet sites, as well as for their appearance in runway shows to present new designer collections, fit modeling, and on-location presentations and event appearances.  In addition, talent may also appear in film and TV commercials.

Wilhelmina develops and diversifies its talent portfolio through a combination of ongoing local, regional or international scouting and talent-search efforts to source new talent, and cooperates with other agencies that represent talent.

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

Board Name	Location	Target Market
Women	NYC, LA, Miami	High-end female fashion models
Men	NYC, LA, Miami	High-end male fashion models
Wilhelmina Women	NYC	Established female fashion models (ages 18-29)
Wilhelmina Men	NYC	Established male fashion models (ages 18+)
Sophisticated Women	NYC	Established female fashion models (ages 30+)
Curve	NYC	Full-figured female fashion models
Runway and W Media	NYC, LA, Miami	Catwalk and designer client services
Lifestyle	NYC, LA, Miami	Commercial print bookings
Fitness	NYC	Fit or athletic models
Kids*	NYC	Child models (age 14 and under)
____________
*	Through partial ownership of Wilhelmina Kids & Creative Management LLC

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

Most senior agents are employed pursuant to employment agreements that include noncompetition provisions such as a prohibition from working with Wilhelmina’s models and clients for a certain period of time after the end of the agent’s employment with Wilhelmina.

Wilhelmina typically signs its models to two-year exclusive contracts, which it actively enforces.

Wilhelmina Artist Management Business

WAM has two primary sources of revenue:  commissions paid by talent as a percentage of their gross earnings and royalties (WAM may occasionally obtain an equity interest in a product line or company in consideration for its services).  WAM currently represents superstars such as Fergie, Zoe Saldano, Natasha Bedingfield, Nicole Scherzinger, Ciara, Estelle and many others for whom Wilhelmina seeks to secure fashion campaigns, endorsements and marketing opportunities.  In addition, WAM represents sports notables such as Terrell Owens, golf teaching legend David Leadbetter, Olympic speed skater Allison Baver, U.S. Polo player Nicholas Rodan, and the  “Wilhelmina 7” or “W7” referring to a group of seven leading women professional golfers represented as WAM talent.  WAM has secured commercial endorsements, fashion campaigns and sponsorships for its talent with clients such as Avon, Brown Shoe, Coca-Cola, Cover Girl, Dessert Beauty, Donna Karan, Hershey’s, Hugo Boss, L’Oreal, Mattel, Nautica, Nestle, Nike, Proctor & Gamble Company and Pizza Hut.

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

Licensing

Wilhelmina Licensing collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name.  Third-party licensees include several leading fashion model agencies in local markets across the U.S. and Panama.

Film and Television

The film and television business consists of television syndication royalties and production series contracts.  In 2005, the Wilhelmina Companies produced the television show “The Agency” for the VH1 television network.  In 2007, the Wilhelmina Companies entered into an agreement with the TV Land television network to develop a television series entitled “She’s Got the Look”, which is now in its third season.

Economic Environment

The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by print and TV advertising campaigns for consumer goods and retail clients.  Contractions in the availability of business and consumer credit, a decrease in consumer spending, a significant rise in unemployment and other factors have all led to increasingly volatile capital markets over the course of 2008 and 2009. In early 2009, the financial services, automotive and other sectors of the global economy came under increased pressure, resulting in, among other consequences, extraordinarily difficult conditions in the capital and credit markets and a global economic recession that has negatively impacted Wilhelmina’s clients’ spending on the services that the Wilhelmina Companies provide. In recent months, Wilhelmina has seen some improvement in its clients’ willingness to spend on the related services it provides as evidenced by an increase in demand for models.

Although Wilhelmina has a large and diverse client base, as discussed below, it is not immune to global economic conditions. Wilhelmina has less clarity than in prior years regarding clients’ near term spending plans. Continued economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could adversely affect Wilhelmina’s results of operations and financial condition. Wilhelmina intends to continue to closely monitor economic conditions, client spending and other factors, and, in response, will endeavor to take actions to reduce costs, manage working capital and conserve cash. In the current economic environment, there can be no assurance as to the effects on Wilhelmina of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) amounting to approximately $180 billion in 2008 and $156 billion in 2009, North America is by far the world’s largest advertising market.  Forecasts by ZenithOptimedia1, a recognized media services group, stated that year-on-year negative growth in North America amounted to minus 12.7% (2009 versus 2008) and predicts year-on-year negative growth in North America of minus 2.4% (2010 versus 2009) and year-on-year positive growth of 1.7% (2011 versus 2010), for total ad expenditures of $156 billion forecast for 2011.  According to ZenithOptimedia1, in 2009 global ad expenditures were split among the following media:  Television (23.3%), Newspapers (10.3%), Magazines (39.2%), Internet (12.4%), Radio (7.7%), Outdoor (6.6%), and Cinema (0.5%).  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television and outdoor are of particular relevance, with Internet advertising becoming increasingly important.

Competition

The fashion model management business is highly competitive. New York City, Los Angeles and Miami, as well as Paris, Milan, Sao Paulo and London, are considered the most important markets for the fashion talent management industry. Most of the leading international firms are headquartered in New York City, which is considered to be the “capital” of the global fashion industry.  Wilhelmina’s principal competitors include the larger fashion model management businesses in the U.S., including DNA Model Management, Elite Model Management, Ford Models, Inc., IMG Models, Marilyn Model Agency, NEXT Model Management and Women Model Management.  Competition also includes foreign agencies and smaller U.S. agencies in local markets that recruit local talent and cater to local market needs. Several of the larger fashion talent firms operate offices in multiple cities and countries, or alternatively have chosen to partner with local or foreign agencies to attempt to harness synergies without increasing overhead.

The Company believes that its sources of revenue (mainly generated from commissions and service charges) are comparable to those of its principal competitors.  Therefore, for the Company to obtain a competitive advantage, it must develop and maintain a deep pool of talent and deliver high quality service to its clients.  The Company believes that through its scouting efforts, search contests, licensing network, advertising and TV shows, it is able to recruit a deeper pool of talent relative to its competitors. These recruitment tools coupled with the broad range of  fashion boards available to the Company’s talent, enables the Company to develop  talent and generate a broader range of revenues relative to its principal competitors.  While a broad range of talent and boards provides a certain level of stability to the business, certain talent may be more inclined to work with a boutique agency which tailors to their specific needs.

Over its 42 years of existence, Wilhelmina has created a large and diverse portfolio of talent under management, long standing client relationships and a number of business activities related to the fashion model management business that provide exposure to diverse markets and demographics. The Company has also developed a professional workforce with years of talent management experience. Wilhelmina believes its brand recognition coupled with the diversity of its clients, businesses and the experience of its employees provides a certain level of stability to its business and a competitive advantage over other fashion model management businesses.

Clients and Customers

As of December 31, 2009, Wilhelmina had a roster of more than 1,800 models under management contract, of which approximately 950 are active models.  Wilhelmina’s active models include Mark Vanderloo, Gabriel Aubry, Alex Lundqvist, Enrique Palacios, Andreas Segura, Nicolas Malleville, Noah Mills, Josh Wald, Tyson Ballou, RJ Rogenski, Alexandra Richards, Rebecca Romijn, Manon Von Gerkan, Line Goost, Esther Canadas, Camila Alves, Kate Dillon, Beverly Johnson and Roshumba.

____________
1 Source:  “Global ad market has stabilized; prospects for 2010 and beyond improving” Press Release, December 8, 2009, ZenithOptimedia Group Limited.

Wilhelmina serves approximately 1,200 external clients.  Wilhelmina’s customer base is highly diversified, with no customer accounting for more than 5% of overall gross revenues.  The top 100 customers of Wilhelmina together account for no more than approximately 63% of overall gross revenues.

Governmental Regulations

Certain jurisdictions in which Wilhelmina operates, such as California and Florida, require that companies maintain a Talent Agency License in order to engage in the “talent agency” business. The talent agency business is generally considered the business of procuring engagements or any employment or placement of a talent, where the talent performs in his or her artistic capacity.  Where required, the Wilhelmina Companies operating in these jurisdictions maintain Talent Agency Licenses issued by those jurisdictions.  In addition, certain Wilhelmina subsidiaries also maintain required SAG licenses issued by the Screen Actors’ Guild.

EMPLOYEES

As of December 31, 2009, the Company had 79 employees, 57 of whom were located in New York City (including Sean Patterson, the President of Wilhelmina International), nine of whom were located at Wilhelmina’s Miami office in Florida, ten of whom were located at Wilhelmina’s Los Angeles, California office and three of whom were located at the corporate headquarters in Dallas, Texas.

TRADEMARKS AND LICENSING

The “Wilhelmina” brand is essential to the success and competitive position of the Company. Wilhelmina’s trademark is vital to the licensing business because licensees pay for the right to use the trademark. The Company has invested significant resources in the “Wilhelmina” brands in order to obtain the public recognition that these brands currently have.  The Wilhelmina Companies rely upon trademark laws, license agreements and nondisclosure agreements to protect the “Wilhelmina” brand name used in their business.  Trademarks registered in the U.S. have a duration of ten years and are generally subject to an indefinite number of renewals for a like period on appropriate application.

RECENT DEVELOPMENTS AND HISTORICAL OVERVIEW

Wilhelmina Acquisition

On August 25, 2008, the Company (formerly known as NCEH) and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments Limited Partnership, a Nevada limited partnership (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), the Wilhelmina Companies, Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, which closed February 13, 2009, the Company acquired the Wilhelmina Companies subject to the terms and conditions thereof (the “Wilhelmina Transaction”).  The Acquisition Agreement provided for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International became a wholly owned subsidiary of the Company (the “Merger”) and (ii) the Company purchased the outstanding equity interests of the other Wilhelmina Companies for cash.

At the closing of the Wilhelmina Transaction, on February 13, 2009, the Company paid an aggregate purchase price of approximately $22,432,000 in connection therewith, of which approximately $16,432,000 was paid for the outstanding equity interests of the Wilhelmina Companies and $6,000,000 in cash repaid the outstanding balance of a note held by a Control Seller.  The purchase price included $7,609,336 (63,411,131 shares) of the Company’s common stock, par value $0.01 per share (“Common Stock”), valued at $0.12 per share (representing the closing price of the Common Stock on February 13, 2009) that was issued in connection with the merger of Wilhelmina Acquisition with and into Wilhelmina International.  Approximately $8,823,000 of the remaining cash was paid to acquire the equity interests of the remaining Wilhelmina Companies.

The purchase price is subject to certain post-closing adjustments, which may be effected against a total of 19,229,746 shares of Common Stock (valued at approximately $2,307,000 on February 13, 2009) (the “Restricted Shares”) that are being held in escrow pursuant to the Acquisition Agreement.  The approximately $22,432,000 paid at closing, less the Restricted Shares held in escrow in respect of the purchase price adjustment pursuant to the terms of the Acquisition Agreement, provides for a floor purchase price of approximately $20,125,000 (which amount may be further reduced in connection with certain indemnification matters).  The Restricted Shares held in escrow may be repurchased by the Company under certain circumstances for a nominal amount, subject to certain earn outs and offsets.

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

The shares of Common Stock held in escrow support earn out offsets and indemnification obligations of the Sellers.  The Control Sellers are required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earn out with respect to the other company.  Losses in excess of earn out amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.  Working capital deficiencies may also reduce positive earn out amounts.  The earn outs, which are payable in 2012, are calculated as follows: (i) the WAM earn out is based on the three year average of audited WAM EBITDA beginning January 1, 2009 multiplied by 5, payable in cash or stock (at the Control Seller’s election), provided that the total payment will not exceed $10,000,000; and (ii) the Wilhelmina Miami earn out is based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 multiplied by 7.5, payable in cash or stock (at the Control Seller’s election). As of February 13, 2009, management’s estimate of the combined fair value of the WAM and Wilhelmina Miami earn outs approximated $2,312,000.

On February 13, 2009, in order to facilitate the closing of the Acquisition Agreement, the Company entered into that certain letter agreement with Esch (the “Esch Letter Agreement”), pursuant to which Esch agreed that $1,750,000 of the cash proceeds to be paid to him at the closing of the Acquisition Agreement would instead be held in escrow.  Under the terms of the Esch Letter Agreement, all or a portion of such amount held in escrow was required to be used to satisfy Wilhelmina International’s indebtedness to Signature Bank in connection with its credit facility with Signature Bank upon the occurrence of specified events including, but not limited to, written notification by Signature Bank to Wilhelmina International of the termination or acceleration of the credit facility.  Any amount remaining was required to be released to Esch upon the replacement or extension of Wilhelmina International’s credit facility with Signature Bank, subject to certain requirements set forth in the Esch Letter Agreement.  The Esch Letter Agreement also provided that in the event any portion of the proceeds is paid from escrow to Signature Bank, the Company will promptly issue to Esch, in replacement thereof, a promissory note in the principal amount of the amount paid to Signature Bank.

 On December 30, 2009, Signature Bank delivered a demand letter (the “Demand Letter”) to the Company and Wilhelmina International, the Company’s principal operating subsidiary, requesting the immediate payment of all outstanding principal and accrued interest in the aggregate amount of approximately $2,019,000 under the Credit Facility. The delivery of the Demand Letter requesting mandatory repayment of principal under the Credit Facility triggered a “Bank Payoff Event” under the Esch Letter Agreement.  Accordingly, in accordance with the terms of the Esch Letter Agreement, the aggregate amount of $1,750,000 that was held in escrow was released and paid to Signature Bank (the “Escrow Payoff”) and the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).

The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction based on “core business” EBITDA calculations made by the Company in accordance with the applicable provisions of the Acquisition Agreement.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes  based on its purchase price adjustment calculation, it will have the right to repurchase 18,811,687 Restricted Shares in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained RSM McGladrey, Inc. (“McGladrey”) in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.

On December 22, 2009, the Company received the final determination of McGladrey with respect to the calculation of the purchase price adjustment.  McGladrey determined that a price adjustment was required which would enable the Company to repurchase 18,811,687 Restricted Shares (all such shares held for purposes of the core adjustment), unless the Control Sellers elect to make cash payments in accordance with the relevant provisions of the Acquisition Agreement.

On December 23, 2009, the Company was served with a lawsuit filed by the Control Sellers in the U.S. District Court, Southern District of New York, seeking a declaration that as a result of its alleged failure to comply with the notice deadline in the Acquisition Agreement, the Company is barred from seeking any such purchase price adjustment.  The lawsuit also seeks to enjoin the Company from repurchasing the Restricted Shares and the escrow agent from effecting any such repurchase by the Company (see Item 3, Legal Proceedings).

Newcastle Financing Agreement

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle Partners, L.P., a Texas limited partnership (“Newcastle”), which at that time owned 19,380,768 shares or approximately 36% of the outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 31,526,517 shares of Common Stock, or approximately 24% of the Company’s outstanding Common Stock.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the closing, up to an additional $2,000,000 (8,097,166 shares) of Common Stock on the same terms. The Company’s election right expired on August 13, 2009. Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issued under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

PRE-WILHELMINA

The Company was formerly known as New Century Equity Holdings Corp. (“NCEH”) and Billing Concepts Corp. and was incorporated in the state of Delaware in 1996.

Until the Company’s acquisition of the Wilhelmina Companies in February 2009, during the prior three years, the Company was in a transition period during which it sought to redeploy its assets to enhance shareholder value by evaluating potential acquisition and merger candidates.  During this transition period, the Company’s sole operating business represented an investment in ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.

Alternative Asset Management Operations

On October 5, 2005, the Company made an investment in Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $37,600,000 and $35,600,000 as of December 31, 2009 and December 31, 2008, respectively.  Prior to closing the Wilhelmina Transaction, the Company’s interest in Ascendant represented the Company’s sole operating business.

The Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Pursuant to the Ascendant Agreement, the Company is entitled to a 50% interest, subject to certain adjustments, in the revenues of Ascendant, which interest declines if the assets under management of Ascendant reach certain levels.  The Company also agreed to provide various marketing services to Ascendant.  The total potential purchase price of $1,550,000 under the terms of the Ascendant Agreement was payable in four installments.  On April 5, 2006, the Company elected not to make the final two installment payments.  The Company believed that it was not required to make the payments because Ascendant did not satisfy all of the conditions in the Ascendant Agreement.

Subject to the terms of the Ascendant Agreement, if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the Company’s revenue interest at a price that would yield a 10% annualized return to the Company.  The Company has been notified by Ascendant that Ascendant is exercising this right as a result of the Company’s election not to make the final two installment payments.  The Company believes that Ascendant has not satisfied the requisite conditions to repurchase the Company’s revenue interest.

The Company has not recorded any revenue or received any revenue sharing payments pursuant to the Ascendant Agreement since July 1, 2006.

Based on recent discussions with the management of Ascendant and an assessment of the future near-term expected cash flows from the revenue interest, the Company has determined that the present value of expected future cash flows from the Ascendant revenue interest is nominal. Therefore, the Company has recognized an asset impairment charge of $803,000 for the quarter ended December 31, 2009.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	December 31, 2010
Office for California-based operations – Los Angeles, CA	6,000	June 30, 2011
Office for Miami based operations – Miami, FL	2,100	October 1, 2011
Three model apartments - New York, NY	6,000	June 30, 2011
One model apartment – Los Angeles, CA	1,500	month to month
Four model apartments - Miami, FL	1,500	October 1, 2011

The Company believes there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs the Company may have as a result of future expansion.

ITEM 3.     LEGAL PROCEEDINGS

In addition to the legal proceedings disclosed below, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, are believed, in the Company’s opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

On December 23, 2009, the Company was served with a lawsuit filed by the Control Sellers in the U.S. District Court, Southern District of New York, relating to a purchase price adjustment being sought by the Company in connection with the Wilhelmina Transaction.  As discussed in further detail in Item 1 of this Form 10-K, the Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase 18,811,687 Restricted Shares (all such shares held in escrow for purposes of the adjustment) in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained McGladrey in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.  McGladrey determined that a price adjustment was required which would enable the Company to repurchase 18,811,687 Restricted Shares, unless the Control Sellers elect to make cash payments in accordance with the relevant provisions of the Acquisition Agreement.  The Control Sellers filed the lawsuit seeking a declaration that as a result of its alleged failure to comply with the notice deadline in the Acquisition Agreement, the Company is barred from seeking any such purchase price adjustment.  The lawsuit also seeks to enjoin the Company from repurchasing the Restricted Shares and the escrow agent from effecting any such repurchase by the Company.

On February 12, 2010, the Company responded that its notice was timely.  The Company also filed a counterclaim with the Court requesting a declaration that (a) the determination of McGladrey with respect to the purchase price adjustment is final and binding on the parties and (b) the Company is entitled to repurchase the Restricted Shares consistent with such determination and in accordance with the Acquisition Agreement.  The Company is also seeking an order directing the escrow agent to release the Restricted Shares to the Company for repurchase.

On February 2, 2010, the Company asserted a claim against the Control Sellers in the amount of approximately $1.6 million under the indemnification provisions of the Acquisition Agreement related to certain representations, warranties and covenants thereunder.  The Control Sellers have requested certain information from the Company in order to respond to this claim and the Company has provided certain information in response to this request.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is currently quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “WHLM.OB.”  Prior to February 19, 2009, the Common Stock was quoted on the OTCBB under the symbol “NCEH.OB.”  The table below sets forth the high and low bid prices for the Common Stock from January 1, 2008 through December 31, 2009.  These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

	High	Low
Year Ended December 31, 2008:
1st Quarter	$0.20	$0.13
2nd Quarter	$0.22	$0.15
3rd Quarter	$0.37	$0.16
4th Quarter	$0.17	$0.11

Year Ended December 31, 2009:
1st Quarter	$0.21	$0.12
2nd Quarter	$0.19	$0.10
3rd Quarter	$0.18	$0.09
4th Quarter	$0.12	$0.07

Shareholders

As of March 30, 2010, there were 129,440,752 shares of Common Stock outstanding, held by 500 holders of record.  The last reported sales price of the Common Stock was $0.11 per share on March 30, 2010.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock during the past two completed fiscal years.  The Company may not pay dividends on its Common Stock unless all declared and unpaid dividends on its Series A 4% Convertible Preferred Stock (the “Series A Preferred Stock”) have been paid.  In addition, whenever the Company shall declare or pay any dividend on its Common Stock, the holders of Series A Preferred Stock are entitled to receive such Common Stock dividends on a ratably as-converted basis. There are currently no shares of Series A Preferred Stock issued and outstanding.

Recent Sales of Unregistered Securities

On February 13, 2009, concurrently with the closing of the Wilhelmina Transaction and pursuant to the Acquisition Agreement, the Company issued 63,411,131 shares of Common Stock to Patterson, the Control Sellers and their advisor, valued at $0.12 per share as a portion of the consideration paid in the Wilhelmina Transaction.  See Note 3 to the consolidated financial statements.

On February 13, 2009, concurrently with the closing of the Wilhelmina Transaction and for the purpose of obtaining financing to complete the Wilhelmina Transaction, the Company completed the sale of 12,145,749 shares of Common Stock to Newcastle pursuant to the Equity Financing Agreement.  The aggregate purchase price paid was approximately $3,000,000 ($0.247 per share price).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2009 and 2008.  You should read this section in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

The discussion of our results of operations has been separated into two sections. The first section is a discussion of the Company’s Consolidated Financial Statements included in this report, which takes into account the results of operations, financial condition and cash flows of the Wilhelmina business from February 13, 2009 (the closing date of the Wilhelmina Transaction) through December 31, 2009.

The second section is a discussion of pro forma unaudited financial information of the Wilhelmina business for the years ended December 31, 2009 and December 31, 2008, which does not take into account any amounts attributable to the Company’s operations at the holding company level during such periods, including corporate overhead, amortization of intangibles, asset impairment charges, acquisition transaction fees and interest income.

OVERVIEW

Wilhelmina’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

Wilhelmina has strong brand recognition that enables it to attract and retain top talent to service a broad universe of quality media and retail clients.

Industry and Outlook

The fashion model management industry is highly fragmented, with smaller, local talent management firms frequently competing with a small group of internationally operating talent management firms for client assignments.  New York City, Los Angeles and Miami, as well as Paris, Milan and London, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City, which is considered to be the “capital” of the global fashion industry.  Apart from Wilhelmina and Paris-based and publicly-listed Elite SA, all other fashion talent management firms are privately-held.  The business of talent management firms, such as Wilhelmina, is related to the state of the advertising industry, as demand for talent is driven by print and TV advertising campaigns.

Contractions in the availability of business and consumer credit, a decrease in consumer spending, a significant rise in unemployment and other factors have all led to increasingly volatile capital markets over the course of 2008 and 2009.  In early 2009, the financial services, automotive and other sectors of the global economy came under increased pressure, resulting in, among other consequences, extraordinarily difficult conditions in the capital and credit markets and a global economic recession that has negatively impacted Wilhelmina’s clients’ spending on the services that Wilhelmina provides.  In recent months, Wilhelmina has seen some improvement in its clients’ willingness to spend on the services it provides as evidenced by an increase in demand for models.

During the year ended December 31, 2009, the Wilhelmina Companies experienced a decline in the rate of revenue growth compared to the previous year.  Due to the rapidly changing economic conditions, the Company cannot accurately forecast its clients’ spending plans in the near term.  The Company intends to continue to closely monitor economic conditions, client spending and other factors, and, in response, will take actions to reduce costs, manage working capital and conserve cash.  In the current economic environment, there can be no assurance as to the effects on the Company of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, the Company’s efforts to respond to them will be effective.

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City as the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina continues to compete successfully.  Accordingly, the Company believes that the current economic climate will create new growth opportunities for strong industry leaders such as Wilhelmina.

Since 2007, Wilhelmina has seen an increasingly strong influx of talent, at both the new and seasoned talent levels, and it believes it is increasingly attractive as an employer for successful agents across the industry as evidenced by the quality of agents expressing an interest in joining Wilhelmina.  Similarly, new business and branding opportunities directly or indirectly relating to the fashion industry are being brought to Wilhelmina’s attention with increasing frequency.  In order to take advantage of these opportunities and support its continued growth, Wilhelmina will need to continue to successfully allocate resources and staffing in a way that enhances its ability to respond to these new opportunities.

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) amounting to approximately $180 billion in 2008 and $156 billion in 2009, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television and outdoor are of particular relevance, with Internet advertising becoming increasingly important.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	expanding the women’s high end fashion board;

•	continuing to invest in the WAM business;

•	strategic acquisitions;

•	licensing the “Wilhelmina” name to leading, local model management agencies;

•	exploring the use of the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products;

•	partnering on television shows and promoting model search contests.

Wilhelmina Acquisition

On February 13, 2009, the Company closed the Wilhelmina Transaction and acquired the Wilhelmina Companies as discussed in further detail in Item 1 of this Form 10-K.  As of the closing of the Wilhelmina Transaction, the business of Wilhelmina represents the Company’s primary operating business.  Prior to closing of the Wilhelmina Transaction, the Company’s interest in Ascendant, acquired on October 5, 2005, represented the Company’s sole operating business.

Ascendant

On October 5, 2005, the Company made an investment in Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $37,600,000 and $35,600,000 as of December 31, 2009 and December 31, 2008, respectively.  Prior to closing the Wilhelmina Transaction, the Company’s interest in Ascendant represented the Company’s sole operating business.

The Company entered into the Ascendant Agreement with Ascendant to acquire an interest in the revenues generated by Ascendant.  Pursuant to the Ascendant Agreement, the Company is entitled to a 50% interest, subject to certain adjustments, in the revenues of Ascendant, which interest declines if the assets under management of Ascendant reach certain levels.  The Company also agreed to provide various marketing services to Ascendant.  The total potential purchase price of $1,550,000 under the terms of the Ascendant Agreement was payable in four installments.  On April 5, 2006, the Company elected not to make the final two installment payments.  The Company believed that it was not required to make the payments because Ascendant did not satisfy all of the conditions in the Ascendant Agreement.

Subject to the terms of the Ascendant Agreement, if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the Company’s revenue interest at a price that would yield a 10% annualized return to the Company.  The Company has been notified by Ascendant that Ascendant is exercising this right as a result of the Company’s election not to make the final two installment payments.  The Company believes that Ascendant has not satisfied the requisite conditions to repurchase the Company’s revenue interest.

The Company has not recorded any revenue or received any revenue sharing payments pursuant to the Ascendant Agreement since July 1, 2006.

Based on recent discussions with the management of Ascendant and an assessment of the future near-term expected cash flows from the revenue interest, the Company has determined that the present value of expected cash flows from the Ascendant revenue interest is nominal. Therefore, the Company has recognized an asset impairment charge of $803,000 for the quarter ended December 31, 2009.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Sophisticated, Runway, Curve, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients. Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and a separate service charge, paid by clients in addition to the booking fees, is calculated as a percentage of the models’ booking fees and is recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition.  Gross billings are an important business metric that ultimately drives revenues, profits and cash flows.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services and to enable new business development activities.

Expense Trends

Prior to the closing of the Wilhelmina Transaction, Krassner and Esch, the former principal equity holders of the Wilhelmina Companies, received salary, bonus and consulting fee payments, under certain agreements, in an amount of approximately $975,000 annually.  As neither Krassner nor Esch continued to serve as officers or directors of the Company as of the closing of the Wilhelmina Transaction, these payments to Krassner and Esch have ceased.  Similarly, upon the closing of the Wilhelmina Transaction, a $6,000,000 promissory note, carrying an interest rate of 12.5% for an annual interest payment of $750,000, in favor of Krassner L.P., a Control Seller, was repaid.  Taken together, following the closing of the Wilhelmina Transaction, annual operating expenses and interest expense, which have historically included the above, do not include costs of $1,725,000 due to the elimination of these agreements and the repayment of the promissory note.

Beginning in April 2009, the Company began incurring compensation expense of approximately $450,000 annually, related to salaries paid to the chief executive officer, chief financial officer and general counsel of the Company. Also, post transaction, the Company continued the employment of Esch to facilitate the transition of the Wilhelmina Companies’ business to the executive management team. During the three months ended September 30, 2009, the Company entered into a consulting agreement with Esch which had an annual cost of $150,000. The Company incurred compensation and consulting expenses relating to the consulting agreement with Esch totaling approximately $105,000 for the  year ended December 31, 2009. During the fourth quarter of  2009, the Company terminated the consulting agreement with Esch. These costs have been classified as corporate overhead, and along with the executive compensation expenses and other corporate overhead costs, somewhat offset the $1,725,000 of eliminated costs described in the preceding paragraph.

Gross Billings

Gross billings totaled approximately $37,184,000 and $0 for the years ended December 31, 2009 and 2008, respectively.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, generated gross billings of the Wilhelmina Companies for the period from February 13, 2009 through December 31, 2009.

Revenues

Revenues totaled approximately $31,741,000 and $0 for the years ended December 31, 2009 and 2008, respectively.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded revenues of the Wilhelmina Companies for the period from February 13, 2009 through December 31, 2009, in its statements of operations for the year ended December 31, 2009.

License Fees and Other Income

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded license fees and other income of the Wilhelmina Companies for the period from February 13, 2009 through December 31, 2009, in its statements of operations for the year ended December 31, 2009.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the year ended December 31, 2009, management fee income from the unconsolidated affiliate amounted to approximately $101,000 compared to $0 for the year ended December 31, 2008.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the year ended December 31, 2009, license fees totaled approximately $154,000 compared to $0 for the year ended December 31, 2008.

The Company has entered into product licensing agreements with clients. Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents. Revenue from these licensing agreements totaled approximately $324,000 for the year ended December 31, 2009.

Other income includes: mother agency fees that are paid to the Company by another agency when the other agency books a model under contract with the Company for a client engagement; fees derived from participants in the Company’s model search contests; television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which is now in its third season (which is tentatively scheduled to begin airing June 2010 on the network channel TV Land Prime).  The television series documents the lives of women competing in a modeling competition.  The Wilhelmina Companies provided the television series with the talent and the “Wilhelmina” brand image, and will agree to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus certain fees, as defined.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal. Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost. Model costs approximated $22,372,000 and $0 for the years ended December 31, 2009 and 2008, respectively. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded model costs of the Wilhelmina Companies for the period from February 13, 2009 through December 31, 2009, in its statements of operations for the year ended December 31, 2009.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges, acquisition transaction costs and corporate overhead. Operating expenses approximated $12,710,000 and $357,000 for the years ended December 31, 2009 and 2008, respectively. All operating costs except corporate overhead expenses are attributable to the Wilhelmina Companies and are discussed below.The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded operating expenses of the Wilhelmina Companies for the period from February 13, 2009 through December 31, 2009, in its statements of operations for the year ended December 31, 2009.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.  Salaries and service costs approximated $6,505,000 and $0 for the years ended December 31, 2009 and 2008, respectively. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded salaries and service costs of the Wilhelmina Companies for the period from February 13, 2009 through December 31, 2009, in its statements of operations for the year ended December 31, 2009.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than are salaries and service costs.  During the year ended December 31, 2009, general expenses approximated $2,408,000, compared to $0 for the year ended December 31, 2008. The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, recorded office and general expenses of the Wilhelmina Companies for the period from February 13, 2009 through December 31, 2009, in its statements of operations for the year ended December 31, 2009.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the year ended December 31, 2009, depreciation and amortization expense approximated $1,708,000 (of which $1,624,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction), compared to $0 for the year ended December 31, 2008.  Fixed asset purchases totaled approximately $43,000 and $0 during the years ended December 31, 2009 and 2008, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, compensation and consulting fees to Esch, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel. Corporate overhead approximated $1,286,000 and $357,000 for the years ended December 31, 2009 and 2008, respectively. The increase in corporate overhead is the result of compensation and consulting fees to Esch, officer compensation (see Expense Trends discussion above) for executive officers who filled the roles of chief executive officer, chief financial officer and general counsel of the Company following the Wilhelmina Transaction and additional legal and professional fees incurred to meet public company reporting requirements.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. During the year ended December 31, 2009, the Company recognized an asset impairment expense of $803,000 related to the Ascendant revenue interest. No asset impairment charges were incurred during the year ended December 31, 2008.

Acquisition Transaction Costs

In a business combination, acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees, are to be recorded as a reduction of earnings in the period  incurred.  Prior to January 1, 2009, acquisition transaction costs were included in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.

As of December 31, 2008, the Company had deferred approximately $139,000 of costs associated with the Wilhelmina Transaction, which the Company has determined relate to the issuance of equity securities.  These costs were reclassified as a reduction of capital when the equity securities were issued at the closing of the acquisition. The Company recorded acquisition transaction costs of approximately $673,000 for the year ended December 31, 2009.

Interest Income

Interest income totaled approximately $9,000 and $239,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in interest income is the result of a significant decrease in yields on cash balances and the full utilization of the Company’s cash balances to fund the closing of the Wilhelmina Transaction on February 13, 2009.

Interest Expense

Interest expense totaled approximately $74,000 and $0 for the years ended December 31, 2009 and 2008, respectively. The Company has in place a credit facility with Signature Bank that includes a term note (in the aggregate principal amount of approximately $26,000 at December 31, 2009) with a fixed annual interest rate of 6.65% which was repaid in January 2010 pursuant to a demand for payment from Signature Bank. Interest on the revolving credit line component of the credit facility with Signature Bank is payable monthly at an annual rate of prime plus one-half percent, which equaled 3.75% at December 31, 2009.  The balance of the Company’s revolving credit line was $250,000 as of December 31, 2009, and was repaid together with accrued interest in January 2010 pursuant to a demand for payment from Signature Bank. Effective December 31, 2009, interest expense also includes interest on the Esch Note (defined below). See Liquidity and Capital Resources for further discussion.

PRO FORMA RESULTS OF OPERATIONS OF THE WILHELMINA COMPANIES FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

The Company is providing the unaudited pro forma financial information and discussion below relating solely to the Wilhelmina Companies, before taking into account amortization and depreciation, asset impairment charges, corporate overhead (any amounts attributable to the Company’s operations at the holding company level), and acquisition transaction costs, to aid you in your analysis of the financial performance of the Company’s operating divisions. Such information and discussion should be read in conjunction with the Audited Consolidated Financial Statements of the Company and the notes thereto included in this report.  The unaudited pro forma information and discussion below is not necessarily indicative of the current or future financial position or operating results of the Company.

Pro Forma Operating Income of the Wilhelmina Companies compared to the historical information for the year ended December 31, 2009 and 2008:

	Year ended December 31,
	(in thousands)
	2009			2008
		% of Revenues net of model costs	% of Operating Expenses		% of Revenues net of model costs	% of Operating Expenses
Total revenues	$36,848			$40,329
Model costs	25,646			27,930
Revenues net of model costs	11,222			12,399

Operating expenses:
Salaries and service costs	7,418	66.1%	73.1%	7,213	58.2%	74.5%
Office and general expenses	2,733	24.4%	26.9%	2,471	19.9%	25.5%
Total operating expenses	10,151	90.5%	100%	9,684	78.1%	100%

Pro forma operating income	$1,071			$2,715

Gross Billings

Gross billings for the year ended December 31, 2009 decreased approximately $940,000, or 2.2%, to approximately $41,863,000, compared to approximately $42,803,000 for the year ended December 31, 2008.  The Wilhelmina Companies experienced a year over year decrease in gross billings across the core modeling business of approximately 10% which was partially offset by a year over year increase in gross billings in the WAM business of approximately 46%. Gross billings of the WAM division represented approximately 19% of total gross billings for the year ended December 31, 2009 compared to approximately 13% for the year ended December 31, 2008. During the first, second and third quarters of 2009, gross billings of the core modeling business experienced declining negative year over year growth. During the fourth quarter of 2009 the gross billings of the core modeling business experienced slightly positive growth.

Revenues net of model costs

Revenues net of model costs for the year ended December 31, 2009 decreased approximately $1,177,000, or 9.5%, to approximately $11,222,000, compared to approximately $12,399,000 for the year ended December 31, 2008. The Wilhelmina Companies experienced decreases in revenues, net of model costs, across the Company as a result of declines in gross billings for the core modeling business and from an increase in deferred revenues associated with the WAM division.

Operating Expenses

Operating expenses consist of costs that support the operations of the Wilhelmina Companies, including payroll, rent, insurance, travel and professional fees.  Operating expenses for the year ended December 31, 2009 increased approximately $467,000, or 4.8%, to approximately $10,151,000, compared to approximately $9,684,000 for the year ended December 31, 2008.  Operating expenses increased due to increases in the number of employees, additional travel costs and an increase in bad debt expense.

Salaries and Service Costs

Salaries and service costs for the year ended December 31, 2009 increased approximately $205,000, or 2.8%, to approximately $7,418,000, compared to approximately $7,213,000 for the year ended December 31, 2008. The Company has invested in quality agents that have become available due to the economic downturn and has also sought to reduce head count to offset increased salaries associated with new hires. Salaries and service costs as a percentage of total operating expenses were 73.1% and 74.5% for the years ended December 31, 2009 and 2008, respectively.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than salaries and service costs. Office and general expenses for the year ended December 31, 2009 increased approximately $262,000, or 10.6%, to approximately $2,733,000, compared to approximately $2,471,000 for the year ended December 31, 2008. Office and general expenses increased as a result of non cash charges related to a write off of certain leasehold improvements and additional bad debt expense associated with customer receivables. Office and general expenses, as a percentage of total operating expenses, were 24.4% for the year ended December 31, 2009 and 25.5% for the year ended December 31, 2008.

Pro Forma Operating Income

Pro forma operating income for the year ended December 31, 2009 was approximately $1,071,000 compared to operating income of approximately $2,715,000 for the year ended December 31, 2008, representing a decline of $1,645,000, or 60.6%.  The decline was caused by a decline in revenues in the core modeling business which was attributable to decreased spending by the clients of the Wilhelmina Companies due to the worldwide economic recession; an increase in deferred revenues associated primarily with the WAM division and an increase in operating expenses as described above.

Liquidity and Capital Resources

The Company’s cash balance decreased to $2,129,000 at December 31, 2009, from $11,735,000 at December 31, 2008. The decrease is attributable to the funding of the acquisition of the Wilhelmina Companies and the associated acquisition transaction costs.

On February 13, 2009, the Company closed the Wilhelmina Transaction and funded approximately $13,066,000 to the various parties involved in accordance with the Acquisition Agreement and $1,756,000 associated with the escrow facility discussed below.  Cash on hand and the $3,000,000 in proceeds from Newcastle under the Equity Financing Agreement were used to fund the closing amounts.

Signature Bank Credit Facility

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts.  Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. During the year ended December 31, 2009, the Company had in place a credit facility with Signature Bank (the “Credit Facility”), which included a term loan with a balance of approximately $26,000 as of December 31, 2009, which was repaid in full together with accrued interest on January 4, 2010, and a revolving line of credit with a balance of $250,000 as of December 31, 2009.  The revolving line under the Credit Facility expired on January 31, 2009, was subsequently extended, and expired on July 15, 2009.  On August 21, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to October 5, 2009.

On December 30, 2009, Signature Bank delivered a demand letter (the “Demand Letter”) to the Company and Wilhelmina International, the Company’s principal operating subsidiary, requesting the immediate payment of all outstanding principal and accrued interest in the aggregate amount of approximately $2,019,000 under the Credit Facility.

The delivery of the Demand Letter requesting mandatory repayment of principal under the Credit Facility triggered a “Bank Payoff Event” under the Esch Letter Agreement which is described in further detail in Item 1 of this Form 10-K.  Accordingly, in accordance with the terms of the Esch Letter Agreement, the aggregate amount of $1,750,000 that was held in escrow was released and paid to Signature Bank (the “Escrow Payoff”).  As a result of the Escrow Payoff, as of December 30, 2009, a principal sum of $250,000 plus accrued interest of approximately $19,000 remained owing to Signature Bank under the Credit Facility. The remaining principal and accrued interest was repaid to Signature Bank in January 2010 pursuant to the Demand Letter.

As of March 30, 2010, Signature Bank has not terminated the Credit Facility.  The Company intends to continue discussions with Signature Bank with respect to an extension and/or amendment of the Credit Facility. The Credit Facility is collateralized by all of the assets of Wilhelmina International and the Company’s other subsidiaries (other than Wilhelmina Miami).

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to Signature Bank.  Accordingly, on December 31, 2009, the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  Interest on the outstanding principal balance of the Esch Note accrues at the “Weighted Average Loan Document Rate” (as defined below) and is payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” is calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  Therefore, as of December 31, 2009, the effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note shall be repaid in quarterly installments of $250,000 until the Esch Note is paid.  The outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, is due and payable on December 31, 2010.  In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility. The Esch Note is unsecured and is pre-payable by the Company at any time without penalty or premium.

The Company’s ability to make payments on the Esch Note, to replace its indebtedness, and to fund working capital and planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond its control.  The Company has historically secured its working capital facility through accounts receivable balances and, therefore, the Company’s ability to continue servicing debt is dependent upon the timely collection of those receivables.  The Company believes its operations will provide working capital necessary to meet its needs.  In addition, the Company continues to explore additional financing alternatives.

Purchase Price Adjustment under Acquisition Agreement

The aggregate purchase price under the Acquisition Agreement is subject to certain adjustments related to “core business” EBITDA calculations of the Company.  Depending on the outcome of a dispute between the Company and the Control Sellers related to the purchase price adjustments as described in further detail below, the Control Sellers may have the option to pay the Company $4,500,000 in cash in satisfaction of the adjustment amounts.

The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction based on “core business” EBITDA calculations made by the Company in accordance with the applicable provisions of the Acquisition Agreement.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase 18,811,687 Restricted Shares in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained McGladrey in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.

McGladrey determined that a price adjustment was required which would enable the Company to repurchase 18,811,687 Restricted Shares, unless the Selling Parties elect to purchase such shares in accordance with the relevant provisions of the Acquisition Agreement.

On December 23, 2009, the Company was served with a lawsuit filed by the Control Sellers in the U.S. District Court, Southern District of New York, seeking a declaration that as a result of its alleged failure to comply with the notice deadline in the Acquisition Agreement, the Company is barred from seeking any such purchase price adjustment.  The lawsuit also seeks to enjoin the Company from repurchasing the Restricted Shares and the escrow agent from effecting any such repurchase by the Company.

Off-Balance Sheet Arrangements

At December 31, 2009, the Company had $180,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires in December 2010.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business.  General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

Critical Accounting Policies

Revenue Recognition

In compliance with Generally Accepted Accounting Principles (“GAAP”) when reporting revenue gross as a principal versus net as an agent, the Company assesses whether it, the model or the talent is the primary obligor. The Company evaluates the terms of its model, talent and client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or talent selection and credit risk the Company undertakes. The Company operates broadly as a modeling agency and in those relationships with models and talent where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue when earned and collectability is reasonably assured and the related costs incurred to the model or talent as model or talent cost.  In other model and talent relationships, where the Company believes the key indicators suggest it acts as an agent on behalf of the model or talent, the Company records revenue net of pass-through model or talent cost.

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

Management's assessments of the recoverability and impairment tests of goodwill and intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, prices, inflation, cost of capital, marketing spending, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. When performing impairment tests, the Company estimates the fair values of the assets using management's best assumptions, which it believes would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus the accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted.

The Company has determined that its revenue interest meets the indefinite life criteria pursuant to GAAP, and, therefore, annually assesses whether the carrying value of the asset exceeds its fair value, and records an impairment loss equal to any such excess.

Business Combinations

In a business combination, contingent consideration or earn outs will be recorded at their fair value at the acquisition date.  Except in bargain purchase situations, contingent consideration typically will result in additional goodwill being recognized.  Contingent consideration classified as an asset or liability will be adjusted to fair value at each reporting date through earnings until the contingency is resolved.

These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted.

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as  an expense for the year ended December 31, 2008. The Company incurred acquisition transaction costs of approximately $673,000 for the year ended December 31, 2009.

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

Basis of Presentation

The financial statements include the consolidated accounts of (a) Wilhelmina International and its wholly owned subsidiaries, Wilhelmina West, Wilhelmina Models, and LW1 and (b) Wilhelmina Miami, WAM, Wilhelmina Licensing, and Wilhelmina TV, which are each wholly owned subsidiaries of the Company.   Wilhelmina International, Wilhelmina West, Wilhelmina Models, LW1, Wilhelmina Miami, WAM, Wilhelmina Licensing, and Wilhelmina TV are combined as a consolidated group of companies.  The collective group is referred to as the Wilhelmina International Group.  All significant inter-company accounts and transactions have been eliminated in the combination.

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

New Accounting Standards

FASB Statement No. 166

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  According to ASC Topic 105, “Generally Accepted Accounting Principles,” Statement No. 166 shall continue to represent authoritative guidance until it is integrated into the Codification.  Statement No. 166 amends and clarifies provisions related to the transfer of financial assets in order to address application and disclosure issues.  In general, Statement No. 166 clarifies the requirements for derecognizing transferred financial assets, removes the concept of a qualifying special-purpose entity and related exceptions, and requires additional disclosures related to transfers of financial assets.  Statement No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and earlier application is prohibited.  The adoption of Statement No. 166 effective January 1, 2010 has not had a material effect on the Company’s financial position or results of operations.

FASB Statement No. 167

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  According to ASC Topic 105, Statement No. 167 shall continue to represent authoritative guidance until it is integrated into the Codification.  Statement No. 167 amends provisions related to variable interest entities to include entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated by Statement No. 166.  This statement also clarifies consolidation requirements and expands disclosure requirements related to variable interest entities.  Statement No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and earlier application is prohibited.  The adoption of Statement No. 167 effective January 1, 2010 has not had a material effect on the Company’s financial position or results of operations.

Fair Value Measurements and Disclosures

In January 2010, the provisions of ASC Topic 820 were modified to require additional disclosures, including transfers in and out of Level 1 and 2 fair value measurements and the gross basis presentation of the reconciliation of Level 3 fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (including interim periods).  Early adoption is permitted.  The Company does not expect the adoption of this modification to have a material effect on its financial position or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wilhelmina International, Inc. (formerly known as New Century Equity Holdings Corp.)

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilhelmina International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burton McCumber & Cortez, L.L.P.

Brownsville, Texas
March 31, 2010

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.)

CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)

ASSETS
	2009	2008
Current assets:
Cash and cash equivalents	$2,129	$11,735
Accounts receivable, net of allowance for doubtful accounts of $323	6,378	-
Prepaid expenses and other current assets	231	176
Total current assets	8,738	11,911

Property and equipment, net of accumulated depreciation of $84 and $2	284	-

Trademarks and intangibles with indefinite lives	8,467	803
Other intangible assets with finite lives, net of accumulated amortization of $1,624	6,713	-
Goodwill	12,647	-
Restricted cash	180	-
Other assets	70	-

Total assets	$37,099	$12,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,724	$293
Line of credit	250	-
Due to models	7,271	-
Deferred revenue	689	-
Esch promissory note	1,750	-
Current portion of long-term obligations	41	-
Total current liabilities	12,725	293

Long term liabilities
Other	40	-
Deferred revenue, net of current portion	669	-
Deferred income tax liability	1,800	-
Earn out-contingent liability	2,312	-
Total long-term liabilities	4,821	-

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 and 53,883,872 shares issued and outstanding in 2009 and 2008, respectively	1,294	539
Additional paid-in capital	85,072	75,357
Accumulated deficit	(66,813)	(63,475)
Total shareholders’ equity	19,553	12,421

Total liabilities and shareholders’ equity	$37,099	$12,714

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.)

Consolidated Statements of Operations

Years ended December 31,

(In thousands, except per share data)

	2009	2008
Revenues
Revenues	$31,741	$-
License fees and other income	755	-
Total revenues	32,496	-

Model costs	22,372	-

Revenues net of model costs	10,124	-

Operating expenses
Salaries and service costs	6,505	-
Office and general expenses	2,408	-
Amortization and depreciation	1,708	-
Corporate overhead	1,286	357
Asset impairment	803	-
Total operating expenses	12,710	357
Operating loss	(2,586)	(357)

Other income (expense):
Acquisition transaction costs	(673)	(849)
Interest income	9	239
Interest expense	(74)	-
Total other expense	(738)	(610)

Loss before provision for income taxes	(3,324)	(967)

Provision for income taxes
Current	(14)	-
Deferred	-	-
	(14)	-

Net loss applicable to common stockholders	$(3,338)	$(967)

Basic and diluted loss per common share	$(0.03)	$(0.02)

Weighted average common shares outstanding	119,996	53,884

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009 and 2008

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2007	53,884	$539	$75,357	$(62,508)	$13,388

Net loss applicable to common shareholders	-	-	-	(967)	(967)
Balances at December 31, 2008	53,884	539	75,357	(63,475)	12,421

Common Stock issued in the Wilhelmina Transaction to Patterson, Control Sellers and their advisors	63,411	634	6,975		7,609
Common Stock issued to Newcastle under the Equity Financing Agreement	12,146	121	2,879		3,000
Newcastle equity issuance cost			(139)		(139)
Net loss applicable to common shareholders	-	-	-	(3,338)	(3,338)
Balances at December 31, 2009	129,441	$1,294	$85,072	$(66,813)	$19,553

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(3,338)	$(967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	323	-
Loss on disposal of fixed assets	39	-
Asset impairment charge	803	-
Amortization and depreciation	1,708	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,046)	-
(Increase) decrease in prepaid expenses and other current assets	288	(139)
Increase in due to models	1,236	-
Increase in accounts payable and accrued liabilities	1,425	162
Increase in other liabilities	515	-
Net cash provided by (used in) operating activities	1,953	(944)

Cash flows from investing activities:
Acquisition of the Wilhelmina Companies, net of cash acquired	(14,763)	-
Purchase of property and equipment	(43)	-
Net cash used in investing activities	(14,806)	-

Cash flows from financing activities
Proceeds from issuance of common stock	3,000	-
Proceeds from line of credit	500	-
Repayment of line of credit	(1,750)	-
Proceeds from Esch escrow	1,750	-
Payments of debt	(253)	-
Net cash provided by financing activities	3,247	-
	-	-
Net decrease in cash and cash equivalents	(9,606)	(944)
Cash and cash equivalents, beginning of period	11,735	12,679
Cash and cash equivalents, end of period	$2,129	$11,735

Supplemental disclosures of cash flow information
Cash paid for interest	$56	$-
Cash paid for income taxes	$24	$-

Supplemental disclosures of non-cash investing and financing activities
Equity issuance costs	$139	$-
Common stock issued in acquisition of the Wilhelmina Companies	$7,609	$-

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS NEW CENTURY EQUITY HOLDINGS CORP.)

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1.  Business Activity

Pre-Wilhelmina

Wilhelmina International, Inc. (the “Company”), formerly known as New Century Equity Holdings Corp. (“NCEH”) and Billing Concepts Corp., was incorporated in the state of Delaware in 1996.

During the prior three years, until the Company’s acquisition of the Wilhelmina Companies in February 2009, the Company was in a transition period during which it sought to redeploy its assets to enhance shareholder value by evaluating potential acquisition and merger candidates.  During this transition period, the Company’s sole operating business was represented by an investment in ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.

Wilhelmina Acquisition

On August 25, 2008, the Company and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments Limited Partnership, a Nevada limited partnership(“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), and Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, which closed February 13, 2009, the Company acquired the Wilhelmina Companies subject to the terms and conditions thereof (the “Wilhelmina Transaction”).  The Acquisition Agreement provided for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International became a wholly owned subsidiary of the Company and (ii) the Company purchased the outstanding equity interests of the other Wilhelmina Companies for cash.

At the Company’s 2008 Annual Meeting of Stockholders held on February 5, 2009 (the “2008 Annual Meeting”), the Company’s stockholders approved and adopted an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to change the Company’s name from “New Century Equity Holdings Corp.” to “Wilhelmina International, Inc.”

The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

The Company’s primary business is fashion model management, which is headquartered in New York City.  Wilhelmina’s full service fashion model agency operations are also located in Los Angeles and Miami. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world. The Company’s executive officers are based at the corporate headquarters in Dallas, Texas.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The financial statements include the consolidated accounts of (a) Wilhelmina International, Ltd. (“Wilhelmina International”) and its wholly owned subsidiaries, Wilhelmina West, Inc. (“Wilhelmina West”), Wilhelmina Models, Inc. (“Wilhelmina Models”), and LW1, Inc. (“LW1”) and (b) Wilhelmina – Miami, Inc. (“Wilhelmina Miami”), Wilhelmina Artist Management LLC (“WAM”), Wilhelmina Licensing LLC (“Wilhelmina Licensing”), and Wilhelmina Film & TV Productions LLC (“Wilhelmina TV”), which are each wholly owned subsidiaries of the Company.  Wilhelmina International, Wilhelmina West, Wilhelmina Models, LW1, Wilhelmina Miami, WAM, Wilhelmina Licensing, and Wilhelmina TV are combined as a consolidated group of companies.  All significant inter-company accounts and transactions have been eliminated in the combination.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncement

Financial Accounting Standards Board (“FASB”) “Accounting Standards Codification™” (the “Codification” or “ASC”)

The Codification is the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”), under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is nonauthoritative.  All of the Company’s references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards.  The Codification did not change existing GAAP and, therefore, did not affect the Company’s financial position or results of operations.

Revenue Recognition

In compliance with GAAP, when reporting revenue gross as a principal versus net as an agent, the Company assesses whether the Company, the model or the talent is the primary obligor. The Company evaluates the terms of its model, talent and client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or talent selection and credit risk the Company undertakes. The Company operates broadly as a modeling agency and in those relationships with models and talents where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue, when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model or talent as model or talent cost. In other model and talent relationships, where the Company believes the key indicators suggest the Company acts as an agent on behalf of the model or talent, the Company records revenue, when the revenues are earned and collectability is reasonably assured, net of pass-through model or talent cost.

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

Advances to models for the cost of initial portfolio and other out-of-pocket costs are expensed to model costs as incurred.  Any repayments of such costs are credited to model costs in the period received.

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

Concentrations of Credit Risk

Certain balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in four different financial institutions in New York, Los Angeles and Miami. Balances are insured up to FDIC limits of $250,000 per institution. At December 31, 2009, the Company had cash balances in financial institutions of approximately $1,384,000 in excess of such insurance. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

Goodwill and Intangible Assets

Goodwill and intangible assets consist primarily of goodwill and buyer relationships resulting from the Wilhelmina Transaction and the revenue interest in Ascendant acquired in 2005. Goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests. Intangible assets with finite lives are amortized over useful lives ranging from 2 to 7 years.

The Company annually assesses whether the carrying value of its intangible assets exceeds its fair value, and records an impairment loss equal to any such excess.

Deferred Cost and Revenue

The Company has deferred model cost paid in advance in connection with talent related contracts. Deferred revenue consists of royalties, commissions and service charges received in advance of being earned, that are in connection with product licensing agreements and talent related contracts (see Note 7).

Advertising

The Company expenses all advertising costs as incurred. Advertising expense  approximated $134,000 and $0 for the years ended December 31, 2009 and 2008, respectively.

Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value as reflected in the accompanying consolidated balance sheet due to (1) the short-term nature of financial instruments included in the current assets and liabilities or (2) for non-short term financial instruments, the recording of such financial instruments at fair value.

Business Combinations

Effective January 1, 2009, the Company adopted the new provisions of ASC Topic 805, “Business Combinations,” which address the recognition and measurement of (i) identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and (ii) goodwill acquired or gain from a bargain purchase.  In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received.  These provisions were applied to the acquisition of Wilhelmina in the first quarter of 2009, which is discussed in Note 3.

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

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business. On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as  an expense for the year ended December 31, 2008. The Company incurred acquisition transaction costs of approximately $673,000 for the year ended December 31, 2009.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2009, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Net Income (loss) Per Common Share

For the years ended December 31, 2009 and 2008, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents were anti-dilutive.

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

The fair value of the stock option grants included in the Company’s statement of operations totaled $0 for the years ended December 31, 2009 and 2008.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Accounting Standards Codification Topic (ASC) 820, “Fair Value Measurements,” for financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

•	Level 1 Inputs-Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 Inputs-Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 Inputs-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In February 2008, ASC 820, “Fair Value Measurements and Disclosures,” was modified to delay the effective date for applying fair value measurement disclosures for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 18, 2008.  The implementation of this provision of ASC 820 for these assets and liabilities effective January 1, 2009 did not affect the Company’s financial position or results of operations but did result in additional disclosures.

In August 2009, the FASB modified ASC 820 to address the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or the quoted prices for similar liabilities or similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with ASC 820.  The FASB also clarified that when estimating the fair value of the liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This modification also clarified that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance, the adoption of which in the fourth quarter of 2009 did not affect the Company’s financial position or results of operations.

Subsequent Events

In May 2009, ASC 855, “Subsequent Events,” was issued, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, guidance was provided regarding (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.  The provisions of ASC 855 are to be applied prospectively and are effective for interim or annual financial periods ending after June 15, 2009.  The adoption of the provisions of ASC 855 in the second quarter of 2009 did not affect the Company’s financial position or results of operations but did result in additional disclosures.

The Company has evaluated subsequent events that occurred after December 31, 2009 through the filing of this Form 10-K.  Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

Note 3.  Wilhelmina Acquisition

On August 25, 2008, in conjunction with the Company’s strategy to redeploy its assets to enhance stockholder value, the Company entered into the Acquisition Agreement to acquire the Wilhelmina Companies. At the closing of the Wilhelmina Transaction, on February 13, 2009, the Company paid an aggregate purchase price of approximately $22,432,000 in connection therewith, of which approximately $16,432,000 was paid for the outstanding equity interests of the Wilhelmina Companies and $6,000,000 in cash repaid the outstanding balance of a note held by a Control Seller.  The purchase price included approximately $7,609,000 (63,411,131 shares) of the Company’s common stock, par value $0.01 per share (“Common Stock”), valued at $0.12 per share (representing the closing price of the Common Stock on February 13, 2009) that was issued in connection with the merger of Wilhelmina Acquisition with and into Wilhelmina International.  Approximately $8,823,000 was paid to acquire the equity interests of the remaining Wilhelmina Companies.

The purchase price is subject to certain post-closing adjustments, which may be effected against a total of 19,229,746 shares of Common Stock (valued at approximately $2,307,000 on February 13, 2009) (the “Restricted Shares”) that are being held in escrow pursuant to the Acquisition Agreement.  The approximately $22,432,000 paid at closing, less the Restricted Shares held in escrow in respect of the purchase price adjustment pursuant to the terms of the Acquisition Agreement, provides for a floor purchase price of approximately $20,125,000 (which amount may be further reduced in connection with certain indemnification matters).  The Restricted Shares held in escrow may under certain circumstances be repurchased by the Company for a nominal amount, subject to certain earn outs and offsets.

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

The shares of Common Stock held in escrow support earn out offsets and indemnification obligations of the Sellers.  The Control Sellers are required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earn out with respect to the other company.  Losses in excess of earn out amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.  Working capital deficiencies may also reduce positive earn out amounts.  The earn outs, which are payable in 2012, are calculated as follows: (i) the WAM earn out is based on the three year average of audited WAM EBITDA, as defined in the Acquisition Agreement, beginning January 1, 2009 multiplied by 5, payable in cash or stock (at the Control Seller’s election), provided that the total payment will not exceed $10,000,000; and (ii) the Wilhelmina Miami earn out is based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 multiplied by 7.5, payable in cash or stock (at the Control Seller’s election). As of February 13, 2009, management’s estimate of the combined fair value of the WAM and Wilhelmina Miami earn outs approximated $2,312,000.

The fair value of the earn outs was derived by using the Company’s estimates (Level 3 inputs) of a 60% and 75% probability for WAM and Wilhelmina Miami, respectively, achieving the average EBITDA. At December 31, 2009, the Company’s calculation of the fair value of the earn outs was materially unchanged from its acquisition date amounts.

On February 13, 2009, in order to facilitate the closing of the Acquisition Agreement, the Company entered into that certain letter agreement with Esch (the “Esch Letter Agreement”), pursuant to which Esch agreed that $1,750,000 of the cash proceeds to be paid to him at the closing of the Acquisition Agreement would instead be held in escrow.  Under the terms of the Esch Letter Agreement, all or a portion of such amount held in escrow was required to be used to satisfy Wilhelmina International’s indebtedness to Signature Bank, in connection with its credit facility with Signature Bank, upon the occurrence of specified events including, but not limited to, written notification by Signature Bank to Wilhelmina International of the termination or acceleration of the credit facility.  Any amount remaining was required to be released to Esch upon the replacement or extension of Wilhelmina International’s credit facility with Signature Bank, subject to certain requirements set forth in the Esch Letter Agreement.  The Esch Letter Agreement also provided that in the event any portion of the proceeds is paid from escrow to Signature Bank, the Company will promptly issue to Esch, in replacement thereof, a promissory note in the principal amount of the amount paid to Signature Bank.

The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction based on “core business” EBITDA calculations made by the Company in accordance with the applicable provisions of the Acquisition Agreement.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes based on its purchase price adjustment calculation, it will have the right to repurchase 18,811,687 Restricted Shares (all such shares held in escrow for purposes of the adjustment) in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained RSM McGladrey, Inc. (“McGladrey”) in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.

On December 22, 2009, the Company received the final determination of McGladrey with respect to the calculation of the purchase price adjustment.  McGladrey determined that a price adjustment was required which would enable the Company to repurchase 18,811,687 Restricted Shares, unless the Control Sellers elect to make cash payments in accordance with the relevant provisions of the Acquisition Agreement.

On December 23, 2009, the Company was served with a lawsuit filed by the Control Sellers in the U.S. District Court, Southern District of New York, seeking a declaration that as a result of its alleged failure to comply with the notice deadline in the Acquisition Agreement, the Company is barred from seeking any such purchase price adjustment.  The lawsuit also seeks to enjoin the Company from repurchasing the Restricted Shares and the escrow agent from effecting any such repurchase by the Company (see Note 9).

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle Partners, L.P., a Texas limited partnership (“Newcastle”), which at that time owned 19,380,768 shares or approximately 36% of the outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 31,526,517 shares of Common Stock, or approximately 24% of the Company’s outstanding Common Stock.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to nine months following the closing, up to an additional $2,000,000 (8,097,166 shares) of Common Stock on the same terms. The Company’s election right expired on August 13, 2009. Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issued under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

The Wilhelmina Acquisition was accounted for using the acquisition method required by ASC  805. The fair value methods used for identifiable intangible assets were based on Level 3 inputs making use of discounted cash flows using a weighted average cost of capital. The fair values of current assets and other assumed liabilities were based on the present value of contractual amounts. Contractual amounts of accounts receivable, estimated uncollectible amounts and fair value totaled $6,188,000, $487,000 and $5,701,000, respectively.

Goodwill has been measured as the excess of the total consideration over the fair values of identifiable assets acquired and liabilities assumed. In accordance with ASC 350, “Intangibles-Goodwill and Other”, the Company completed its annual impairment test and determined that the acquired identifiable intangible assets and goodwill were not impaired at December 31, 2009.

The intangible assets acquired include intangible assets with indefinite lives, such as the Wilhelmina brand/trademarks  and intangible assets with finite lives, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements (see Note 16), and the remainder of any intangible assets not meeting the above criteria has been allocated to goodwill.  Some of these assets, such as goodwill and the Wilhelmina brand/trademarks, are non-amortizable.  Other assets, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements, are being amortized on a straight line basis over their estimated useful lives which range from 2-7 years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on February 13, 2009:

(in thousands)	As adjusted December 31, 2009
Current assets	$6,034
Property, plant and equipment	364
Trademarks and intangibles with indefinite lives	8,467
Other intangible assets with finite lives	8,337
Goodwill	12,647
Other assets	289
Total assets acquired	36,138
Earn out-contingent liability	(2,312)
Deferred income tax liability	(1,800)
Other liabilities assumed	(9,594)
Total liabilities assumed	(13,706)
Net assets acquired	$22,432

Approximately $8,971,000 of the purchase price results in tax deductible goodwill, which will be amortized on a straight-line basis over 15 years for income tax purposes.

The results of operations for the Wilhelmina Companies are included in the Company’s consolidated results from the effective date of the acquisition. The following table sets forth certain unaudited pro forma consolidated statement of operations data for the years ended December 31, 2009 and 2008, as if the acquisition had occurred at January 1, 2009 and 2008 and was consummated on the same terms.  Amounts are in thousands, except earnings per share.

	December 31,
	2009	2008
Total revenues	$36,868	$40,328
Net loss	$(2,754)	$(1,866)
Loss per common share	$(0.02)	$(0.01)

Note 4.  Line of Credit, Note Payable and Esch Escrow

In January 2008, Wilhelmina International renewed a revolving line of credit (the “Credit Facility”) with Signature Bank with an increase in borrowing capacity to $2,000,000, with availability subject to a borrowing base computation. Interest on the revolving credit note was payable monthly at an annual rate of prime plus one-half percent which equaled  3.75% at December 31, 2009. The revolving line of credit expired on January 31, 2009.  On March 31, 2009, the Company entered into a modification and extension agreement with Signature Bank that extended the maturity date to April 30, 2009. On June 10, 2009, the Company entered into a modification and extension agreement with Signature Bank that extended the maturity date to July 15, 2009.  On August 21, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to October 5, 2009.

On December 30, 2009, Signature Bank delivered a demand letter (the “Demand Letter”) to the Company and Wilhelmina International, the Company’s principal operating subsidiary, requesting the immediate payment of all outstanding principal and accrued interest in the aggregate amount of approximately $2,019,000 under the Credit Facility.

The delivery of the Demand Letter requesting mandatory repayment of principal under the Credit Facility triggered a “Bank Payoff Event” under the Esch Letter Agreement (see Note 3).  Accordingly, in accordance with the terms of the Esch Letter Agreement, the aggregate amount of $1,750,000 that was held in escrow was released and paid to Signature Bank (the “Escrow Payoff”).  As a result of the Escrow Payoff, as of December 30, 2009, a principal sum of $250,000 plus accrued interest of approximately $19,000 remained owing to the bank under the Credit Facility. During January 2010 the remaining principal and accrued interest of approximately $219,000 was repaid to the bank pursuant to the Demand Letter.

As of March 30, 2010, Signature Bank has not terminated the Credit Facility.  The Company is continuing discussions with Signature Bank with respect to an extension and/or amendment of the Credit Facility. The Credit Facility is collateralized by all of the assets of Wilhelmina International and the Company’s other subsidiaries (other than Wilhelmina Miami).  In addition, the Company is currently exploring other financing alternatives.

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to the bank.  Accordingly, on December 31, 2009, the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  Interest on the outstanding principal balance of the Esch Note accrues at the “Weighted Average Loan Document Rate” (as defined below) and is payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” is calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  Therefore, as of December 31, 2009, the effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note shall be repaid in quarterly installments of $250,000 until the Esch Note is paid. The outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, is due and payable on December 31, 2010.  In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility. The Esch Note is unsecured and is pre-payable by the Company at any time without penalty or premium.

Note 5.  Restricted Cash

At December 31, 2009, the Company had $180,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in December 2010.

Note 6.  Operating Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment. These operating leases expire at various dates through 2012. In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreement.

The Company also leases, pursuant to a services agreement (see Note 12), certain corporate office space.

Future minimum payments under the lease agreements are summarized as follows:

Years Ending December 31,	Amount (in thousands)

2010	$814
2011	224
2012	2

$1,040

Rent expense totaled approximately $910 and $30 for the years ended December 31, 2009 and 2008, respectively.

Note 7.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period. The Company has also entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $324,000 and $0 for the years ended December 31, 2009 and 2008, respectively.

Note 8.  Revenue Interest

On October 5, 2005, the Company made an investment in Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $37,600,000 and $35,600,000 as of December 31, 2009 and December 31, 2008, respectively.  Prior to closing the Wilhelmina Transaction, the Company’s interest in Ascendant represented the Company’s sole operating business.

The Company entered into an agreement (the “Ascendant Agreement”) with Ascendant to acquire an interest in the revenues generated by Ascendant.  Pursuant to the Ascendant Agreement, the Company is entitled to a 50% interest, subject to certain adjustments, in the revenues of Ascendant, which interest declines if the assets under management of Ascendant reach certain levels.  The Company also agreed to provide various marketing services to Ascendant.  The total potential purchase price of $1,550,000 under the terms of the Ascendant Agreement was payable in four installments.  On April 5, 2006, the Company elected not to make the final two installment payments.  The Company believed that it was not required to make the payments because Ascendant did not satisfy all of the conditions in the Ascendant Agreement.

Subject to the terms of the Ascendant Agreement, if the Company does not make an installment payment and Ascendant is not in breach of the Ascendant Agreement, Ascendant has the right to acquire the Company’s revenue interest at a price that would yield a 10% annualized return to the Company.  The Company has been notified by Ascendant that Ascendant is exercising this right as a result of the Company’s election not to make the final two installment payments.  The Company believes that Ascendant has not satisfied the requisite conditions to repurchase the Company’s revenue interest.

The Company has not recorded any revenue or received any revenue sharing payments pursuant to the Ascendant Agreement since July 1, 2006.

Based on recent discussions with the management of Ascendant and an assessment of the future near-term expected cash flows from the revenue interest, the Company has determined that the present value of expected cash flows from the Ascendant revenue interest is nominal. Therefore, the Company has recognized an asset impairment charge of $803,000 for the quarter ended December 31, 2009.

Note 9.  Commitments and Contingencies

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on either its consolidated financial position or its consolidated results of operations.

On December 23, 2009, the Company was served with a lawsuit filed by the Control Sellers in the U.S. District Court, Southern District of New York, relating to a purchase price adjustment being sought by the Company in connection with the Wilhelmina Transaction (see Note 3).  The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase 18,811,687 Restricted Shares in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained McGladrey in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.  McGladrey determined that a price adjustment was required which would enable the Company to repurchase 18,811,687 Restricted Shares, unless the Control Sellers elect to make cash payments in accordance with the relevant provisions of the Acquisition Agreement.  The Control Sellers filed the lawsuit seeking a declaration that as a result of its alleged failure to comply with the notice deadline in the Acquisition Agreement, the Company is barred from seeking any such purchase price adjustment.  The lawsuit also seeks to enjoin the Company from repurchasing the Restricted Shares and the escrow agent from effecting any such repurchase by the Company.

On February 12, 2010, the Company responded that its notice was timely.  The Company also filed a counterclaim with the Court requesting a declaration that (a) the determination of McGladrey with respect to the purchase price adjustment is final and binding on the parties and (b) the Company is entitled to repurchase the Restricted Shares consistent with such determination and in accordance with the Acquisition Agreement.  The Company is also seeking an order directing the escrow agent to release the Restricted Shares to the Company for repurchase.

On February 2, 2010, the Company asserted a claim against the Control Sellers in the amount of approximately $1,600,000 under the indemnification provisions of the Acquisition Agreement related to certain representations, warranties and covenants thereunder. The Control Sellers have requested certain information from the Company in order to respond to this claim and the Company has provided certain information in response to this request.

As of December 31, 2009, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years. As of December 31, 2009, total compensation payable under the remaining contractual term of these agreements was approximately $2,505,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Subject to certain exceptions, as of December 31, 2009, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period in the amount of approximately $1,567,000.

Note 10.  Share Capital

On July 10, 2006, as amended on August 25, 2008, July 20, 2009, February 9, 2010 and March 26, 2010, the Company entered into a shareholder’s rights plan (the “Rights Plan”) that replaced the Company’s shareholder’s rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006.  The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

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

On February 9, 2010, the Company entered into a third amendment to the Rights Agreement (the “Third Rights Agreement Amendment”).  The Third Rights Agreement Amendment amends the definition of Distribution Date (as defined in the Rights Agreement) to provide that the Distribution Date corresponding to the Share Acquisition Date (as defined in the Rights Agreement) that occurred on February 2, 2010 as a result of the Company’s public announcement on such date that Esch, Lorex, Krassner and Krassner L.P. are Acquiring Persons (as defined in the Rights Agreement) under the Rights Agreement (the “Esch-Krassner Acquiring Event”) shall be the close of business on April 3, 2010.  The Third Rights Agreement Amendment also provides that the Company will be required to give written notice to the Rights Agent and stockholders of the Company of the occurrence of the Esch-Krassner Acquiring Event under the Rights Agreement as soon as practicable after any corresponding Distribution Date.

On March 26, 2010, the Company entered into a fourth amendment to the Rights Agreement (the “Fourth Rights Agreement Amendment”).  The Fourth Rights Agreement Amendment further amends the definition of Distribution Date (as defined in the Rights Agreement) to provide that the Distribution Date corresponding to the Share Acquisition Date (as defined in the Rights Agreement) that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, shall be the close of business on May 3, 2010.

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

At the 2008 Annual Meeting, the Company’s stockholders also approved a proposal granting authority to the Company’s Board of Directors to effect at any time prior to December 31, 2009, a reverse stock split of the Common Stock at a ratio within the range from one-for-ten to one-for-thirty, with the exact ratio to be set at a whole number within this range to be determined by the Company’s Board of Directors in its discretion.

Note 11.  Income Taxes

The income tax expense is comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Current:
Federal	$-	$-
State	14	-
Total	14	-
Deferred:
Federal	-	-
State	-	-
Total	-	-
Total	$14	$-

The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to the net loss before income tax benefit.  The reasons for these differences were as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Computed income tax benefit at statutory rate	$(1,163)	(339)
(Decrease) increase in taxes resulting from:
Permanent and other deductions, net	1,562	298
State income taxes, net of federal benefit	106
Valuation allowance	(24,469)	(540)
Expiration of capital loss carryforward	23,978	581
Total income tax expense (benefit)	$14	$-

The tax effect of significant temporary differences, which comprise the deferred tax liability, is as follows (in thousands):

	2009	2008
Deferred tax asset:
Net operating loss carryforward	$5,335	$4,696
Capital Loss carryforward	-	23,978
Accrued Expenses	358		-
Property and equipment principally due to differences in depreciation	54		-
Allowance for doubtful accounts	161		-
Other	326	105
Less: Valuation allowance	(4,310)	(28,779)
Net deferred income tax asset	$1,924	$-
Deferred tax liability:
Intangible assets	(3,724)	-
Net deferred tax liability	$(1,800)	$-

As of December 31, 2009, the Company had a federal income tax loss carryforward of approximately $15,000,000, which begins expiring in 2019.  The Company reduced its deferred tax valuation allowance in 2009 by $24,469 due primarily to the expiration of the capital loss carryforward.  Realization of the Company’s carryforwards is dependent on future taxable income and capital gains.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 12.  Related Parties

Mark Schwarz, Chief Executive Officer and Chairman of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former General Counsel of NCM, hold executive officer and board of director positions with the Company as follows: Chairman of the Board and Chief Executive Officer, Director and Chief Financial Officer, and Director and General Counsel and Secretary, respectively. NCM is the general partner of Newcastle, which owns 31,526,517 shares of Common Stock.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $56,000 and $102,000 for the years ended December 31, 2009 and 2008, respectively.

The Company owed NCM approximately $98,000 and $24,000 as of December 31, 2009 and 2008, respectively.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 3).

Note 13.  Treasury Stock

In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate of $25,000,000 of its Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased Common Stock at cost. The Company made no purchases of Common Stock during the years ended December 31, 2009 and 2008.  Through December 31, 2009, the Company has purchased an aggregate of $20,100,000, or 8,300,000 shares of Common Stock under the program, which shares have been canceled and are available for issuance.  The Company does not have any plans to make additional purchases of Common Stock under the program.

Note 14.  Stock Options and Stock Purchase Warrants

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

Option activity for the years ended December 31, 2009 and 2008, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	240,000	$0.27
Granted	-	-
Canceled	-	-
Outstanding, December 31, 2008	240,000	$0.27

Granted	-	-
Canceled	-	-
Outstanding, December 31, 2009	240,000	$0.27

At December 31, 2009 and 2008, stock options to purchase an aggregate of 240,000 shares were exercisable and had weighted average exercise prices of $0.27 per share.

Stock options outstanding and exercisable at December 31, 2009, were as follows:

	Options Outstanding			Options Exercisable
	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life (years)	Remaining Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price

$0.24 - $0.28	240,000	3.5	$0.27	240,000	$0.27

There were no option grants during the years ended December 31, 2009 and 2008.

Note 15.  Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan.  The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company may make discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2009 and 2008.

Note 16. Intangible Assets

As of December 31, 2009, intangible assets with finite lives consisted of the following (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
Customer lists	$3,143	$(547)	5.1
Non-compete agreements	1,047	(141)	6.5
Talent and model contractual relationships	2,514	(651)	4.0
Employee contractual relationships	1,633	(285)	5.0
Total	$8,337	$(1,624)	4.5

The estimated aggregate amortization expense for the years ending December 31, 2010 through December 31, 2014, is as follows (in thousands):

Amortization Expense
2010	$1,853
2011	1,540
2012	1,436
2013	1,428
2014	332

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

The information required by Item 10 will be furnished on or prior to April 30, 2010 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be furnished on or prior to April 30, 2010 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be furnished on or prior to April 30, 2010 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be furnished on or prior to April 30, 2010 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be furnished on or prior to April 30, 2010 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2009.

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

2.1
Plan of Merger and Acquisition Agreement between Billing Concepts Corp., CRM Acquisition Corp., Computer Resources Management, Inc. and Michael A. Harrelson, dated June 1, 1997 (incorporated by reference from Exhibit 2.1 to Form 10-Q, dated June 30, 1997).

2.2	Stock Purchase Agreement between Billing Concepts Corp. and Princeton TeleCom Corporation, dated September 4, 1998 (incorporated by reference from Exhibit 2.2 to Form 10-K, dated September 30, 1998).

2.3	Stock Purchase Agreement between Billing Concepts Corp. and Princeton eCom Corporation, dated February 21, 2000 (incorporated by reference from Exhibit 2.1 to Form 8-K, dated March 16, 2000).

2.4
Agreement and Plan of Merger between Billing Concepts Corp., Billing Concepts, Inc., Enhanced Services Billing, Inc., BC Transaction Processing Services, Inc., Aptis, Inc., Operator Service Company, BC Holding I Corporation, BC Holding II Corporation, BC Holding III Corporation, BC Acquisition I Corporation, BC Acquisition II Corporation, BC Acquisition III Corporation and BC Acquisition IV Corporation, dated September 15, 2000 (incorporated by reference from Exhibit 2.1 to Form 8-K, dated September 15, 2000).

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

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 10-K/A, dated December 31, 2008).

3.2	Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 10-K, dated December 31, 2008).

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

4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).

4.2
Rights Agreement, dated as of July 10, 2006, by and between New Century Equity Holdings Corp. and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.2 to Form 8-K, dated July 10, 2006).

4.3
Amendment to Rights Agreement , dated August 25, 2008, by and between New Century Equity Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 26, 2008).

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

4.7	Second Amendment to Rights Agreement, dated July 20, 2009, by and between the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 21, 2009).

4.8
Third Amendment to Rights Agreement, dated February 9, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated February 10, 2010).

4.9
Fourth Amendment to Rights Agreement, dated March 26, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated March 30, 2010).

*10.1	Billing Concepts Corp’s 1996 Employee Comprehensive Stock Plan amended as of August 31, 1999 (incorporated by reference from Exhibit 10.8 to Form 10-K, dated September 30, 1999).

*10.2
Form of Option Agreement between Billing Concepts Corp. and its employees under the 1996 Employee Comprehensive Stock Plan (incorporated by reference from Exhibit 10.9 to Form 10-K, dated September 30, 1999).

*10.3	Amended and Restated 1996 Non-Employee Director Plan of Billing Concept Corp. amended as of August 31, 1999 (incorporated by reference from Exhibit 10.10 to Form 10-K, dated September 30, 1999).

*10.4	Form of Option Agreement between Billing Concepts Corp. and non-employee directors (incorporated by reference from Exhibit 10.11 to Form 10-K, dated September 30, 1998).

*10.5	Billing Concept Corp.’s 401(k) Retirement Plan (incorporated by reference from Exhibit 10.14 to Form 10-K, dated September 30, 2000).

10.6
Revenue Sharing Agreement, dated as of October 5, 2005, by and between New Century Equity Holdings Corp. and ACP Investments LP (incorporated by reference from Exhibit 10.1 to Form 10-Q, dated September 30, 2005).

10.7
Principals Agreement, dated as of October 5, 2005, by and between New Century Equity Holdings Corp. and ACP Investments LP (incorporated by reference from Exhibit 10.2 to Form 10-Q, dated September 30, 2005).

*10.8
Employment Agreement by and among New Century Equity Holdings Corp., Wilhelmina International, Ltd. and Sean Patterson, dated November 10, 2008 (incorporated by reference from Exhibit 10.1 to Form 10-Q, dated September 30, 2008).

10.9	Letter Agreement, dated February 13, 2009, by and between New Century Equity Holdings Corp. and Dieter Esch (incorporated by reference from Exhibit 10.2 to Form 8-K, dated February 18, 2009).

10.10	Promissory Note, dated December 31, 2009, issued by Wilhelmina International, Inc. to Dieter Esch (incorporated by reference from Exhibit 10.1 to Form 8-K, dated January 6, 2010).

14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Burton, McCumber & Cortez, L.L.P. (filed herewith).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 31, 2010	By:	/s/ Mark E. Schwarz
	Name:	Mark E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2010.

Signature	Title

/s/ Mark E. Schwarz	Chief Executive Officer and
Mark E. Schwarz	Chairman of the Board (Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer and Director
John P. Murray	(Principal Financial Officer and Principal Accounting Officer)

Director
Brad Krassner

Director
Dieter Esch

/s/ Evan Stone	Director
Evan Stone