Form 10-K/A
period 2009-12-31
Wilhelmina International, Inc.
filed 2010-04-30
CIK 1013706

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

Registrant’s telephone number, including area code (214) 661-7488

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.15) was $4,979,811.

As of April 29, 2010, the registrant had 129,440,752 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  We have determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to a definitive proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

______________________________________________

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K/A (Amendment No. 1)

For the Year Ended December 31, 2009

i

 PART III

 Item 10.                 Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of the Board of Directors (the “Board”) and the executive officers of Wilhelmina International, Inc. (“we,” “us,” “our,” “Wilhelmina” or the “Company”).  Our directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Our executive officers are appointed by the Board and serve until their successors have been duly appointed and qualified.  Additional information regarding our directors and executive officers, including their business experience for the past five years (and in some instances for prior years) and the key attributes, experience and skills that led the Board to conclude that each person should serve as a director is set forth below.

Name	Age	Positions with the Company
Mark E. Schwarz	49	Chairman of the Board and Chief Executive Officer
John Murray	40	Director and Chief Financial Officer
Evan Stone	38	Director, General Counsel and Secretary
Horst-Dieter Esch	66	Director
Brad Krassner	58	Director

Mark E. Schwarz

Mr. Schwarz has served as a director and Chairman of the Board since June 2004 and as our Chief Executive Officer since April 2009.  Mr. Schwarz previously served as our Interim Chief Executive Officer beginning in October 2007 and was formally appointed our Interim Chief Executive Officer effective in July 2008.  He is the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), a private investment management firm he founded in 1993, which is the General Partner of Newcastle Partners, L.P. (“Newcastle”), a private investment firm.  Mr. Schwarz has served as Executive Chairman of the Board of Hallmark Financial Services, Inc. (“Hallmark”), a specialty property and casualty insurer, since August 2006.  He served as Chief Executive Officer and President of Hallmark from 2003 to August 2006.  He currently serves as Chairman of the Board of Bell Industries, Inc., a company primarily engaged in providing computer systems integration services, and Pizza Inn, Inc., an operator and franchisor of pizza restaurants.  He also serves on the board of directors of SL Industries, Inc., a power and data quality products manufacturer.  He previously served on the boards of directors of Nashua Corporation, a manufacturer of specialty papers, labels and printing supplies, from 2001 to September 2009, MedQuist Inc., a provider of clinical documentation workflow solutions in support of electronic health records, from December 2007 to August 2009, WebFinancial Corporation, a holding company with subsidiaries operating in niche banking markets, from July 2001 to December 2008, and Vesta Insurance Group, Inc., a holding company for a group of insurance companies.

With nearly 20 years experience as an investment manager and a business executive, Mr. Schwarz brings significant leadership, financial expertise, operational skills and public company board of directors and executive experience to the Board.  Through investments made by NCM and its affiliates, Mr. Schwarz has broad and substantial experience analyzing and advising public companies, including with respect to issues such as corporate governance, capital raising, capital allocation and general operational and business strategy, and has been closely involved in the operations of companies across a range of industries in both director and executive capacities.  As our Chief Executive Officer, Mr. Schwarz is closely involved in all of our operations and activities.

John Murray

Mr. Murray has served as a director since February 2009 and as our Chief Financial Officer since June 2004.  Mr. Murray has served as the Chief Financial Officer of NCM since January 2003.  From 1995 until 2002, Mr. Murray was a Certified Public Accountant engaged in his own private practice in Dallas, Texas.  From 1991 until 1995, Mr. Murray served as an accountant with Ernst & Young, LLP.  Mr. Murray has been a Certified Public Accountant since 1992.

Mr. Murray has nearly 20 years of progressive financial, accounting and business experience and also brings business development experience to the Board.  As a CPA with extensive experience in tax, accounting and auditing, Mr. Murray is intimately familiar with financial reporting for public and private companies.  As Chief Financial Officer of NCM, Mr. Murray structured, negotiated and monitored a number of the firm’s investments, and also advised on accounting and financial matters with respect to its investments.  As our Chief Financial Officer, Mr. Murray is closely involved in all of our activities.

Evan Stone

Mr. Stone has served as a director since February 2009, as our General Counsel since April 2009 and as our Secretary since July 2008.  Mr. Stone is a principal of Lee & Stone, LLP, a law firm providing services to the investment community, founded in 2009.  Mr. Stone served as Vice President and General Counsel of NCM from May 2006 to July 2009.  Prior to joining NCM, from June 2003 to April 2006 and from 1997 to 1999, he served as a mergers and acquisitions attorney at the law firm Skadden, Arps, Slate, Meagher & Flom LLP in New York.  In 2002, Mr. Stone served as Vice President, Corporate Development at Borland Software Inc., a provider of software application lifecycle products.  From 2000 to 2001, Mr. Stone was a member of the investment banking department of Merrill Lynch & Co.  Mr. Stone is currently a director of Applied Minerals Inc., a nanomaterials producer.

Mr. Stone brings a combination of skills to the Board, including legal, corporate governance and investment banking.  Mr. Stone’s legal practice, at his own firm and at Skadden Arps, has focused primarily on mergers and acquisitions, private equity and investment management.  As General Counsel for NCM, Mr. Stone structured, negotiated and monitored a number of the firm’s investments, and also advised on corporate governance, legal and operational matters with respect to its investments.  As our General Counsel, Mr. Stone is closely involved in all of our activities.

Horst-Dieter Esch

Mr. Esch has served as a director since February 2010.  Mr. Esch is a private investor and, since 2008, the Chairman of USA Team Handball, the national governing body for the Olympic sport of handball (“USA Team Handball”).  From February 2009 through December 2009, Mr. Esch was a consultant to the Company.  Mr. Esch was a principal owner and Chairman of Wilhelmina International Ltd. (“Wilhelmina Ltd.”) and its affiliated companies prior to their sale to the Company in February 2009.

With over 21 years in the model management and artist management businesses, Mr. Esch brings deep experience in the Company’s industry to the Board, together with strong leadership, business strategy and business development skills.  Given Mr. Esch’s long time involvement in the modeling industry, Mr. Esch brings a valuable perspective and industry relationships to the Board.  In addition, as a former principal owner, Chairman and an operator of the operating subsidiaries of the Company, Mr. Esch is strongly familiar with all aspects of their businesses.

Brad Krassner

Mr. Krassner has served as a director since February 2010.  Mr. Krassner is a private investor and, since 2001, has been the Chief Executive Officer of Rich Media Worldwide, a software development company that markets a proprietary “Realvu” ad serving technology.  Mr. Krassner is also President of USA Team Handball.  Mr. Krassner was a principal owner of, and consultant to, Wilhelmina Ltd. and its affiliated companies prior to their sale to the Company in February 2009.

With over 25 years in the entertainment and artist management businesses (including model management), Mr. Krassner brings deep experience in the Company’s industry to the Board, together with strong leadership and business strategy skills.  In addition, Mr. Krassner has significant transactional, operational and public company experience through the various businesses that he owned or has been affiliated with, including Magicworks Entertainment Incorporated, a promoter and merchandiser of theatrical shows and other live entertainment that Mr. Krassner ran as Chief Executive Officer and took public in 1996. As a former principal owner of the operating subsidiaries of the Company, Mr. Krassner is strongly familiar with all aspects of their businesses.

Family Relationships Among Directors and Executive Officers

There are no family relationships among our directors or executive officers.

Arrangements Regarding Nominations for Election to the Board

We were required to nominate the following persons for election to the Board at our Annual Meeting of Stockholders held on February 5, 2009 (the “2009 Annual Meeting”) pursuant to the acquisition agreement (the “Acquisition Agreement”) entered into in connection with our acquisition of Wilhelmina Ltd. and certain of its affiliates (the “Acquisition”), which was consummated in February 2009: Mark E. Schwarz, Jonathan Bren, James Risher, one designee of Mr. Esch, one designee of Mr. Krassner and two designees of Newcastle.  Mr. Esch’s initial designee was Dr. Hans-Joachim Boehlk, Mr. Krassner’s initial designee was Derek Fromm, and Newcastle’s initial designees were John Murray and Evan Stone.  Each of Messrs. Fromm, Murray and Stone and Dr. Boehlk were elected to the Board at the 2009 Annual Meeting.

Pursuant to a mutual support agreement entered into in connection with the Acquisition (the “Mutual Support Agreement”), Mr. Esch, Lorex Investments AG (“Lorex”), Mr. Krassner, Krassner Family Investments Limited Partnership (“Krassner L.P.”) and Newcastle agreed, effective upon the closing of the Acquisition, that, among other things, each of the parties would (i) use their commercially reasonable efforts to cause their representatives serving on the Board to vote to nominate and recommend the election of the designees and, in the event the Board will appoint directors without stockholder approval, to use their commercially reasonable efforts to cause their representatives on the Board to appoint the designees to the Board, (ii) vote their shares of our common stock to elect the designees at any meeting of our stockholders or pursuant to any action by written consent in lieu of a meeting pursuant to which directors are to be elected to the Board, and (iii) not to propose, and to vote their common stock against, any amendment to our Certificate of Incorporation or Bylaws, or the adoption of any other corporate measure, that frustrates or circumvents the provisions of the Mutual Support Agreement with respect to the election of the designees.  The parties also agreed that for a period of three years after the closing of the Acquisition, the parties will use their commercially reasonable efforts to cause their representatives on the Board to vote to maintain the size of the Board at no more than nine persons, unless otherwise agreed to by the designees.  The obligations of the parties under the Mutual Support Agreement terminate upon the earlier of (i) the written agreement of all of the parties or (ii) the date on which two of the three groups of parties to the Mutual Support Agreement (Mr. Esch and his affiliates as one group, Mr. Krassner and his affiliates as another group, and Newcastle as another group) each owns less than 5% of our common stock outstanding.

On November 18, 2009 and November 19, 2009, respectively, Dr. Boehlk and Mr. Fromm resigned as directors of the Company.  Messrs. Esch and Krassner later designated themselves as their respective designees pursuant to the Mutual Support Agreement.  On February 4, 2010, the Board appointed Messrs. Esch and Krassner to serve as directors.

Audit Committee

The Board has a separately-designated Audit Committee (the “Audit Committee”).  The Audit Committee, among other things, meets with our independent registered public accounting firm and management representatives, recommends to the Board appointment of an independent registered public accounting firm, approves the scope of audits and other services to be performed by the independent registered public accounting firm, considers whether the performance of any professional services by the independent registered public accounting firm other than services provided in connection with the audit function could impair the independence of the independent registered public accounting firm, and reviews the results of audits and the accounting principles applied in financial reporting and financial and operational controls.  The independent registered public accounting firm has unrestricted access to the Audit Committee and vice versa.

The Audit Committee is comprised of Mark Schwarz (Chairman) and Evan Stone, each of whom is an employee of the Company.  Neither Mr. Schwarz nor Mr. Stone is “independent,” as independence for Audit Committee members is defined under the listing standards of The NASDAQ Stock Market LLC (“Nasdaq”).  The Board has determined that Mr. Schwarz qualifies as an “audit committee financial expert,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Code of Conduct and Ethics

Effective April 15, 2009, the Board adopted a revised Code of Business Conduct and Ethics (the “Code of Ethics”) that amended and restated our previous code of ethics.  The Code of Ethics sets forth legal and ethical standards of conduct for our directors, officers and employees and includes provisions specifically designed to help and guide our directors, officers and employees to: (i) avoid violations of laws, rules and regulations and promote disclosure to us of any such violations that become known; (ii) refrain from engaging in any activity or having a personal interest that presents a “conflict of interest” and promote disclosure to us of any such “conflicts of interest”; (iii) avoid violations of insider trading laws; (iv) maintain the confidentiality of confidential information entrusted to them in connection with their position with, or service to, us; (v) endeavor to deal honestly, ethically and fairly with our suppliers, customers, competitors and employees; (vi) protect our assets and refrain from using our assets and services for personal benefit; (vii) comply with applicable law and our policy regarding gifts, gratuities, favors and business entertainment expenses; (viii) accurately report all business transactions and accurately maintain our books, records and accounts in accordance with applicable regulations and standards; (ix) disclose concerns regarding questionable accounting or auditing matters or complaints regarding accounting, internal accounting controls or auditing matters; (x) avoid making any direct or indirect materially false or misleading statements to an accountant in connection with any audit, review or examination of our financial statements and avoid any direct or indirect action to coerce, manipulate, mislead or fraudulently influence any independent public or certified public accountant engaged in the performance of an audit or review of our financial statements; and (xi) comply with reporting and compliance procedures under the Code of Ethics.  The Code of Ethics also sets forth procedures to obtain waivers of the Code of Ethics, as well as to amend and disseminate the Code of Ethics.  The Code of Ethics is available at the Investor Relations section of our website, www.wilhelmina.com/investor_relations.cfm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the copies of the Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2009, we believe that our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2009, except as set forth below.

On March 5, 2009, Mr. Esch, Peter Marty and Lorex jointly filed an Initial Statement of Beneficial Ownership of Securities on Form 3 in connection with their beneficial ownership of 10% or more of our common stock outstanding (30,882,553 shares) on February 17, 2009.

On March 5, 2009, Mr. Krassner, Krassner L.P. and Krassner Investments, Inc. (“Krassner Inc.”) jointly filed an Initial Statement of Beneficial Ownership of Securities on Form 3 in connection with their beneficial ownership of 10% or more of our common stock outstanding (30,464,515 shares) on February 17, 2009.

On May 27, 2009, Newcastle filed a Statement of Changes in Beneficial Ownership on Form 4 in connection with its purchase of 1,700,749 shares of common stock on May 22, 2009, and Newcastle, NCM, Newcastle Capital Group, L.L.C. (“NCG”), and Messrs. Schwarz, Murray and Stone jointly filed a Statement of Changes in Beneficial Ownership on Form 4 in connection with the same purchase.

On June 3, 2009, Mr. Krassner, Krassner L.P. and Krassner Inc. jointly filed a Statement of Changes in Beneficial Ownership on Form 4 in connection with the following purchases of common stock: (i) 1,000 shares on March 13, 2009; (ii) 10,000 shares on May 4, 2009; (iii) 100,000 shares on May 21, 2009; and (iv) 5,000 shares on June 1, 2009.

On June 12, 2009, Mr. Krassner, Krassner L.P. and Krassner Inc. jointly filed a Statement of Changes in Beneficial Ownership on Form 4 in connection with the following purchases of common stock: (i) 6,100 shares on June 2, 2009; (ii) 3,142 shares on June 4, 2009.

On June 26, 2009, Mr. Krassner, Krassner L.P. and Krassner Inc. jointly filed a Statement of Changes in Beneficial Ownership on Form 4 in connection with the purchase of 10,000 shares of common stock on June 17, 2009.

 Item 11.                 Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, our Chief Financial Officer and General Counsel for each of the last two years.  We refer to these executive officers as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Mark E. Schwarz	2009	87,500	7,000	(2)	94,500
Chief Executive Officer (1)	2008	-	28,000	(2)	28,000

John Murray	2009	102,083	-		102,083
Chief Financial Officer	2008	-	-		-

Evan Stone	2009	72,916	-		72,916
General Counsel and Secretary (3)

(1)
Mr. Schwarz has served as our Chief Executive Officer since April 2009.  Mr. Schwarz previously functioned as our Interim Chief Executive Officer beginning in October 2007 and was formally appointed our Interim Chief Executive Officer effective in July 2008.

(2)	Represents compensation paid to Mr. Schwarz for his service as a director.

(3)	Mr. Stone has served as our General Counsel since April 2009 and as our Secretary since July 2008. Mr. Stone was first deemed to be an executive officer in April 2009.

Employment Agreements and Arrangements

Messrs. Schwarz, Murray and Stone are employed on an “at will” basis and do not have employment, severance or change in control agreements with the Company.  Messrs. Schwarz and Murray, who were our only executive officers during the fiscal year ended December 31, 2008, did not receive a salary for their service as our executive officers during such year.  Mr. Stone was deemed to be an executive officer in April 2009.

On August 11, 2004, Craig Davis, allegedly a stockholder of the Company, filed a lawsuit in the Chancery Court of New Castle County, Delaware (the “Lawsuit”).  The Lawsuit asserted direct claims, and also derivative claims on our behalf, against five then former and three then current directors of the Company.  On April 13, 2006, we announced that we reached an agreement with all of the parties to the Lawsuit to settle all claims relating thereto (the “Settlement”).  On June 23, 2006, the Chancery Court approved the Settlement, and on July 25, 2006, the Settlement became final and non-appealable.  As part of the Settlement, we agreed to certain limitations on cash compensation to our employees who are employees of Newcastle until such time as we acquired a revenue generating business.  Such restriction is no longer applicable.

Potential Payments Upon Termination or Change in Control

We have no plans or other arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change in control) or other events following a change in control.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding equity awards held by the Named Executive Officers as of December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Mark E. Schwarz	100,000	0	0.28	6/21/11

John Murray	50,000	0	0.28	6/18/14

Evan Stone	-	-	-	-

Director Compensation

For the fiscal year ended December 31, 2009, each of our non-employee directors was entitled to compensation consisting of $28,000 in fees, stock options to purchase 100,000 shares of common stock, or a combination of stock and options.  Mr. Schwarz was also entitled to director compensation in 2009, at the same rate as the non-employee directors, while he was acting as our Interim Chief Executive Officer without pay.  Mr. Schwarz ceased being entitled to director compensation when he was appointed our Chief Executive Officer in April 2009.  Each of our directors elected to receive their annual compensation for 2009 all in cash.

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Jonathan Bren (1)	28,000	-		28,000
James Risher (1)	28,000	-		28,000
Derek Fromm (2)(3)	21,000	-		21,000
Dr. Hans-Joachim Boehlk (2)(3)	21,000	-		21,000
Brad Krassner (4)	-	-		-
Horst-Dieter Esch (4)	-	37,500	(5)	-
Steven Pully (6)	-	-		-

(1)	Served as a director until January 2010.

(2)	Elected to the Board in February 2009.

(3)	Resigned from the Board in November 2009.

(4)	Appointed to the Board in February 2010.

(5)
Consists of fees paid to Mr. Esch pursuant to a consulting agreement with the Company entered into in September 2009, which agreement was terminated in December 2009.  Mr. Esch was not serving as a director during the term of this consulting agreement.

(6)	Served as director until February 2009.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of April 29, 2010 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

As of April 29, 2010, 129,440,752 shares of our common stock were outstanding.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes options to purchase shares of our common stock exercisable within 60 days of April 29, 2010.  Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o Wilhelmina International, Inc., 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

	Common Stock
Name of Beneficial Owner	Shares		%(1)
5% or Greater Stockholders
Newcastle Partners, L.P. (2)	34,064,466	(3)	26.3
Lorex Investments AG (4)	30,882,553	(5) (10)	23.9
Krassner Family Investments Limited Partnership (6)	30,599,575	(7) (10)	23.6
Directors and Named Executive Officers
Mark E. Schwarz	34,164,466	(8)	26.4
John Murray	50,000	(9)	*
Evan Stone	0		-
Horst-Dieter Esch	30,882,553	(5) (10)	23.9
Brad Krassner	30,599,575	(7) (10)	23.6
All directors and executive officers as a group (five persons)	95,696,594	(11)	73.8
_________________________

*	Less than 1%

(1)
Based on 129,440,752 shares of common stock outstanding as of April 29, 2010. With the exception of shares that may be acquired by employees pursuant to our 401(k) retirement plan, a person is deemed to be the beneficial owner of common stock that can be acquired within 60 days after April 29, 2010 upon the exercise of options.  Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person, but not those held by any other person, and that are exercisable within 60 days of April 29, 2010 have been exercised.

(2)	The business address of Newcastle is 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

(3)
Consists of shares of common stock held by Newcastle, as disclosed in a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC on May 27, 2009.  NCM, as the general partner of Newcastle, may be deemed to beneficially own the shares beneficially owned by Newcastle.  NCG, as the general partner of NCM, which in turn is the general partner of Newcastle, may be deemed to beneficially own the shares beneficially owned by Newcastle.  Mark E. Schwarz, as the managing member of NCG, the general partner of NCM, which in turn is the general partner of Newcastle, may also be deemed to beneficially own the shares beneficially owned by Newcastle.  Each of NCM, NCG and Mr. Schwarz disclaims beneficial ownership of the shares beneficially owned by Newcastle except to the extent of their pecuniary interest therein.

(4)	The business address of Lorex is c/o Mattig-Suter und Partner, Bahnhofstrasse 28, Schwyz, CH-6431, Switzerland.

(5)
Consists of shares of common stock held by Lorex, as disclosed in a Schedule 13D filed with the SEC on March 17, 2010.  Mr. Esch is the sole shareholder of Lorex and Peter Marty is the sole officer and director of Lorex.  Mr. Esch and Mr. Marty share voting and dispositive power over the shares held by Lorex.  Mr. Marty has no pecuniary interest in the shares held by Lorex.

(6)	The business address of Krassner L.P. is 31 East Rivo Alto, Miami Beach, Florida 33139.

(7)
Consists of shares of common stock held by Krassner L.P., as disclosed in a Schedule 13D filed with the SEC on March 16, 2010.  Krassner Inc. is the general partner of Krassner L.P. and therefore has voting and dispositive power over these shares.  Krassner Inc. disclaims any pecuniary interest in these shares except to the extent of its ownership interest in Krassner L.P. (it owns a 1% interest in Krassner L.P.).  Brad Krassner is the President, Director and sole stockholder of Krassner Inc.  Brad Krassner, individually, and the Krassner Family Investment Trust (“Krassner Trust”) are the limited partners of Krassner L.P.  Brad Krassner’s children and spouse are the beneficiaries of the Krassner Trust and his mother is a trustee of the Krassner Trust.  Brad Krassner and the Krassner Trust disclaim any pecuniary interest in these shares except to the extent of their ownership interest therein (Brad Krassner owns an 83.5% limited partnership interest in Krassner L.P. and the Krassner Trust owns a 15.5% limited partnership interest in Krassner L.P.).  By virtue of his position with Krassner L.P., Mr. Krassner has the sole power to vote and dispose of the shares owned by Krassner L.P.

(8)
Consists of 100,000 shares of common stock issuable upon the exercise of options held by Mr. Schwarz individually and 34,064,466 shares beneficially owned by Newcastle.  Mr. Schwarz may be deemed to beneficially own the shares beneficially owned by Newcastle by virtue of his power to vote and dispose of such shares.  Mr. Schwarz disclaims beneficial ownership of the shares beneficially owned by Newcastle except to the extent of his pecuniary interest therein.

(9)
Consists of shares of common stock issuable upon the exercise of options held by Mr. Murray individually.  Mr. Murray is the Chief Financial Officer of NCM.  Mr. Murray disclaims beneficial ownership of the 34,064,466 shares beneficially owned by Newcastle.

(10)
Based on a Schedule 13D filed by Lorex, Mr. Esch and Mr. Marty (the “Esch Parties”) and a Schedule 13D filed by Krassner L.P., Krassner Inc. and Mr. Krassner (the “Krassner Parties”), the Esch Parties and the Krassner Parties are coordinating their activities with respect to their efforts to effect changes to the Board.  Accordingly, each of the Esch Parties and the Krassner Parties may be deemed to beneficially own the shares of common stock beneficially owned by the other, constituting an aggregate of 61,482,128 shares or approximately 47.5% of the outstanding shares.

(11)	Consists of 95,546,594 shares of common stock and 150,000 shares issuable upon the exercise of options.

Equity Compensation Plan Information

We previously adopted the 1996 Employee Comprehensive Stock Plan (“Comprehensive Plan”) and the 1996 Non-Employee Director Plan (the “Director Plan”) under which our officers, employees and affiliates, and our non-employee directors, respectively, were eligible to receive stock option grants.  Our employees were also eligible to receive restricted stock grants under the Comprehensive Plan.  We previously reserved 14,500,000 and 1,300,000 shares of common stock for issuance pursuant to the Comprehensive Plan and the Director Plan, respectively.  The Comprehensive Plan and the Director Plan expired on July 10, 2006, and therefore we are no longer permitted to grant new options under either plan.  The expiration of the Comprehensive Plan and the Director Plan does not affect outstanding option grants, which will expire in accordance with their terms.

The following table summarizes the equity compensation plans under which common stock may be issued as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	240,000	$0.27	0

Equity compensation plans not approved by security holders	-	-	-

Total	240,000	$0.27	0

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

 The Board reviews all relationships and transactions with Wilhelmina in which our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.  The Board is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether Wilhelmina or a related person has a direct or indirect material interest in the transaction.  As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our Annual Report on Form 10-K and our proxy statement with respect to the election of directors.  In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed.  In the course of its review and approval or ratification of a related party transaction to be disclosed, the Audit Committee considers: (i) the nature of the related person’s interest in the transaction, (ii) the material terms of the transaction, including, without limitation, the amount and type of transaction, (iii) the importance of the transaction to the related person, (iv) the importance of the transaction to Wilhelmina, (v) whether the transaction would impair the judgment of a director or executive officer to act in the best interest of Wilhelmina and (vi) any other matters the Audit Committee deems appropriate.

 Any member of the Board who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Board or committee that considers the transaction.

Transactions with Related Persons

Transactions with Newcastle and its Affiliates

Our corporate headquarters is currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which is also an office of NCM.  Pursuant to an oral agreement, we previously occupied a portion of NCM’s office space on a month-to-month basis at no charge, and received accounting and administrative services from employees of NCM at no charge.  Effective October 1, 2006, the parties formalized this arrangement by executing a services agreement.  Pursuant to the services agreement, we continue to occupy a portion of NCM’s office space on a month-to-month basis at $2,500 per month and incur additional fees to NCM for accounting and administrative services provided by employees of NCM.  During the fiscal years ended December 31, 2009 and 2008, we incurred fees (including the payments for the NCM office space) of approximately $56,000 and $102,000, respectively, under the services agreement.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, we entered into a purchase agreement with Newcastle for the purpose of obtaining financing to complete the Acquisition (the “Equity Financing Agreement”).  Pursuant to the Equity Financing Agreement, upon the closing of the Acquisition, we sold to Newcastle $3,000,000 (12,145,749 shares) of common stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the common stock issuable under the Acquisition Agreement.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at our election at any time or times prior to six months following the closing of the Acquisition, up to an additional $2,000,000 (8,097,166 shares) of common stock on the same terms.  This election right expired on August 13, 2009.  The Equity Financing Agreement was approved by an independent special committee of the Board (the “Special Committee”) on August 18, 2008 and recommended to the full Board for approval.  The Board approved the Equity Financing Agreement on the recommendation of the Special Committee on August 20, 2008.

Concurrently with the closing of the Equity Financing Agreement, and as a condition thereto, the parties entered into a registration rights agreement, pursuant to which Newcastle was granted certain demand and piggyback registration rights with respect to the common stock it holds, including the common stock issuable under the Equity Financing Agreement.

Transactions with Messrs. Esch and Krassner

Under the Acquisition Agreement, Mr. Esch, Lorex, Mr. Krassner and Krassner L.P. (the “Control Sellers”) received $14,521,967 in cash (including $6,000,000 received by Krassner L.P. in repayment of an outstanding note held by Krassner L.P.) and $7,609,336 (63,411,131 shares) of common stock upon the consummation of the Acquisition (based on the closing price of the shares on such date).  The purchase price is subject to certain post-closing adjustments, which may be effected against 18,811,687 shares (the “Restricted Shares”) of common stock issued to the Control Sellers that are held in escrow pursuant to the Acquisition Agreement in respect of the “core” business price adjustment, and may be repurchased by us for a nominal amount, subject to certain earnouts and offsets.

The Control Sellers also have the right to receive earn out payments, subject to certain offsets, based on the operating results of Wilhelmina Artist Management, LLC (“WAM”) and Wilhelmina Miami, Inc. (“Wilhelmina Miami”), our wholly owned subsidiaries, for the three year period beginning January 1, 2009.  The earn outs, which are payable in 2012, are calculated as follows: (i) the WAM earn out is based on the three year average of audited WAM EBITDA beginning January 1, 2009 multiplied by 5, payable in cash or stock (at the Control Seller’s election), provided that the total payment will not exceed $10,000,000; and (ii) the Wilhelmina Miami earn out is based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 multiplied by 7.5, payable in cash or stock (at the Control Seller’s election).  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earn out with respect to the other company.  Losses in excess of earn out amounts could also result in the repurchase of the remaining shares of common stock held in escrow for a nominal amount.  Working capital deficiencies may also reduce positive earn out amounts.  As of December 31, 2009, management’s estimate of the combined fair value of the WAM and Wilhelmina Miami earn outs was approximately $2,312,000.

The Control Sellers are also parties to a registration rights agreement entered into in connection with the Acquisition Agreement, pursuant to which the Control Sellers, among others, obtained certain demand and piggyback registration rights with respect to the common stock issued to them under the Acquisition Agreement.

On February 13, 2009, in order to facilitate the closing of the Acquisition Agreement, we entered into that certain letter agreement with Mr. Esch (the “Esch Letter Agreement”), pursuant to which Mr. Esch agreed that $1,750,000 of the cash proceeds to be paid to him at the closing of the Acquisition Agreement would instead be held in escrow.  Under the terms of the Esch Letter Agreement, all or a portion of such amount held in escrow was required to be used to satisfy the indebtedness of Wilhelmina Ltd. to Signature Bank in connection with its credit facility with Signature Bank (the “Credit Facility”) upon the occurrence of specified events including, but not limited to, written notification by Signature Bank to Wilhelmina Ltd. of the termination or acceleration of the Credit Facility.  Any amount remaining was required to be released to Mr. Esch upon the replacement or extension of the Credit Facility, subject to certain requirements set forth in the Esch Letter Agreement.  The Esch Letter Agreement also provided that in the event any portion of the proceeds is paid from escrow to Signature Bank, we will promptly issue to Mr. Esch, in replacement thereof, a promissory note in the principal amount of the amount paid to Signature Bank.

On December 30, 2009, Signature Bank delivered a demand letter (the “Demand Letter”) to us and Wilhelmina Ltd., requesting the immediate payment of all outstanding principal and accrued interest in the aggregate amount of approximately $2,019,000 under the Credit Facility.  The delivery of the Demand Letter requesting mandatory repayment of principal under the Credit Facility triggered a “Bank Payoff Event” under the Esch Letter Agreement.  Accordingly, pursuant to the terms of the Esch Letter Agreement, the aggregate amount of $1,750,000 that was held in escrow was released and paid to Signature Bank (the “Escrow Payoff”) and we issued to Mr. Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  Interest on the outstanding principal balance of the Esch Note accrues at the “Weighted Average Loan Document Rate” (as defined below) and is payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” is calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  As of March 31, 2010, the effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note shall be repaid in quarterly installments of $250,000 until the Esch Note is paid in full.  The outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, is due and payable on December 31, 2010.  Principal outstanding under the Esch Note as of April 29, 2010 is $1,500,000.  In the event that we close a new revolving bank or debt facility, which provides us with committed working capital financing, we are required to pay down the Esch Note in the amount of the funds that we are initially permitted to draw under such new facility.  The Esch Note is unsecured and is pre-payable by us at any time without penalty or premium.  Through April 29, 2010, the interest and principal paid to Mr. Esch under the Esch Note was $16,752 and $250,000, respectively.

In September 2009, we entered into a consulting agreement with Mr. Esch pursuant to which Mr. Esch would serve as a consultant for $150,000 per annum, which agreement was terminated in December 2009.  Mr. Esch received a total of $37,500 in consulting fees under this arrangement.

Mr. Esch also provides a personal guarantee of our corporate American Express card.

Director Independence

Annually, as well as in connection with the election or appointment of a new director to the Board, the Board considers the business and charitable relationships between it and each director and determines whether such director is “independent” under Nasdaq’s listing standards.  Based on that review, the Board has determined that none of our current directors is independent.  The Audit Committee is comprised of Mark Schwarz (Chairman) and Evan Stone, neither or whom is independent under Nasdaq’s listing standards applicable to Audit Committee members.  We do not have a separately-designated Compensation Committee or Nominating Committee at this time.

 Item 14.                 Principal Accountant Fees and Services

Fees Billed During Fiscal 2009 and 2008

Audit Fees

The aggregate fees billed by Burton McCumber & Cortez, L.L.P. (“Burton McCumber”), our independent registered public accounting firm, for professional services required for the audit of our annual financial statements included in our Annual Report on Form 10-K and the review of the interim financial statements included in our Quarterly Reports on Form 10-Q were $191,690 and $113,602 for fiscal years 2009 and 2008, respectively.

Audit-Related Fees

We did not engage or pay Burton McCumber for assurance and related services in fiscal years 2009 and 2008.

Tax Fees

We did not engage or pay Burton McCumber for professional services relating to tax compliance, tax advice or tax planning in fiscal years 2009 and 2008.

All Other Fees

Other than the services described above, we did not engage or pay Burton McCumber for services in fiscal years 2009 and 2008.

Pre-Approval Policies and Procedures

All audit and non-audit services to be performed by our independent registered public accounting firm must be approved in advance by the Audit Committee.  Consistent with applicable law, limited amounts of services, other than audit, review or attest services, may be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided each such approved service is reported to the full Audit Committee at its next meeting.

All of the engagements and fees for the fiscal years ended December 31, 2009 and December 31, 2008 were pre-approved by the Audit Committee.  In connection with the audit of our financial statements for the fiscal year ended December 31, 2009, Burton McCumber only used full-time, permanent employees.

The Audit Committee has considered whether the provision by Burton McCumber of the services covered by the fees other than the audit fees is compatible with maintaining Burton McCumber’s independence and believes that it is compatible.

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

10.9	Letter Agreement, dated February 13, 2009, by and between New Century Equity Holdings Corp. and Dieter Esch (incorporated by reference from Exhibit 10.2 to Form 8-K, dated February 18, 2009).

10.10	Promissory Note, dated December 31, 2009, issued by Wilhelmina International, Inc. to Dieter Esch (incorporated by reference from Exhibit 10.1 to Form 8-K, dated January 6, 2010).

14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).

21.1	List of Subsidiaries.

23.1	Consent of Burton, McCumber & Cortez, L.L.P.

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.

Date: April 30, 2010	By:	/s/ Mark E. Schwarz
	Name:	Mark E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 2010.

Signature	Title

/s/ Mark E. Schwarz	Chief Executive Officer and
Mark E. Schwarz	Chairman of the Board (Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer and Director
John P. Murray	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brad Krassner	Director
Brad Krassner

/s/ Dieter Esch	Director
Dieter Esch

/s/ Evan Stone	Director
Evan Stone