Form 10-Q
period 2010-03-31
Wilhelmina International, Inc.
filed 2010-05-17
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 17, 2010, the registrant had 129,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2010

i

Index

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	(Unaudited)
	March 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$542	$2,129
Accounts receivable, net of allowance for doubtful accounts of $390 and $323	7,905	6,378
Prepaid expenses and other current assets	266	231
Total current assets	8,713	8,738

Property and equipment, net of accumulated depreciation of $61 and $84	267	284

Trademarks and intangibles with indefinite lives	8,467	8,467
Other intangible assets with finite lives, net of accumulated amortization of $2,090 and $1,624	6,247	6,713
Goodwill	12,647	12,647
Restricted cash	180	180
Other assets	70	70

Total assets	$36,591	$37,099

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,561	$2,724
Line of credit	-	250
Due to models	7,484	7,271
Deferred revenue	845	689
Esch promissory note	1,500	1,750
Current portion of note payable and capital lease obligations	8	41
Total current liabilities	12,398	12,725

Long term liabilities
Other	32	40
Deferred revenue, net of current portion	526	669
Deferred income tax liability	1,800	1,800
Earn out-contingent liability	2,312	2,312
Total long-term liabilities	4,670	4,821

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding	1,294	1,294
Additional paid-in capital	85,072	85,072
Accumulated deficit	(66,843)	(66,813)
Total shareholders’ equity	19,523	19,553

Total liabilities and shareholders’ equity	$36,591	$37,099

Index

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	March 31,	March 31,
	2010	2009
Revenues
Revenues	$10,885	$3,829
License fees and other income	570	191
Total revenues	11,455	4,020

Model costs	7,796	2,586

Revenues net of model costs	3,659	1,434

Operating expenses
Salaries and service costs	2,017	1,015
Office and general expenses	691	278
Amortization and depreciation	483	200
Corporate overhead	449	126
Total operating expenses	3,640	1,619
Operating income (loss)	19	(185)

Other income (expense):
Acquisition transaction costs	-	645
Interest income	-	4
Interest expense	(24)	(9)
Total other income (expense)	(24)	(650)

Loss before provision for income taxes	(5)	(835)

Provision for income taxes
Current	25	6
Deferred	-	-
	25	6
Net income (loss) applicable to common stockholders	$(30)	$(841)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding	129,441	91,662

Index

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(30)	$(841)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	27	-
Amortization and depreciation	483	200
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,554)	(339)
(Increase) decrease in prepaid expenses and other assets	(35)	284
Increase in due to models	213	18
(Decrease) increase in accounts payable and accrued liabilities	(163)	1,215
Increase in other liabilities	13	85
Net cash (used in) provided by operating activities	(1,046)	622

Cash flows from investing activities:
Acquisition of the Wilhelmina Companies, net of cash acquired	-	(14,763)
Purchase of property and equipment	-	(1)
Net cash used in investing activities	-	(14,764)

Cash flows from financing activities
Proceeds from issuance of common stock	-	3,000
Proceeds from line of credit	-	-
Repayment of line of credit	(250)	-
Repayment of Esch promissory note	(250)	-
Payments of debt	(41)	(24)
Net cash (used in) provided by financing activities	(541)	2,976

Net (decrease) in cash and cash equivalents	(1,587)	(11,166)
Cash and cash equivalents, beginning of period	2,129	11,735
Cash and cash equivalents, end of period	$542	$569

Supplemental disclosure of cash flow information
Cash paid for interest	$24	$9
Cash paid for income taxes	$25	$19

Supplemental disclosure of non-cash investing and financing activities
Equity issuance cost	$-	$139
Common stock issued in acquisition of Wilhelmina International	$-	$7,609

Index

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the financial statements not misleading have been included.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods.  It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Wilhelmina Transaction

On August 25, 2008, the Company and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments Limited Partnership, a Nevada limited partnership (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, which closed February 13, 2009, the Company acquired the Wilhelmina Companies subject to the terms and conditions thereof (the “Wilhelmina Transaction”).  The Acquisition Agreement provided for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International became a wholly owned subsidiary of the Company and (ii) the Company purchased the outstanding equity interests of the other Wilhelmina Companies for cash.

Index

Pre-Wilhelmina

Wilhelmina, formerly known as New Century Equity Holdings Corp. (“NCEH”) and Billing Concepts Corp., was incorporated in the state of Delaware in 1996.

During the prior three years, until the closing of the Wilhelmina Transaction in February 2009, the Company was in a transition period during which it sought to redeploy its assets to enhance shareholder value by evaluating potential acquisition and merger candidates.  During this transition period, the Company’s sole operating business was represented by an investment in ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels (see Note 8).

Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The financial statements include the consolidated accounts of Wilhelmina and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in  consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”), to require additional disclosures regarding fair value measurements.  One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements of recurring Level 3 measurements.  Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operations and is currently not yet in a position to determine such effects.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC 855, “Subsequent Events” (“ASC 855”).  The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued.  The Company adopted ASU 2010-09 upon issuance.  This update had no material impact on the financial position, results of operations or cash flows of the Company.

Index

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company believes the adoption of this new guidance will not have a material impact on its financial statements.

FASB “Accounting Standards Codification™” (the “Codification”)

The Codification is the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is nonauthoritative.  All of the Company’s references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards.  The Codification did not change existing GAAP and, therefore, did not affect the Company’s financial position or results of operations.

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

Index

The Company also records fees from licensees when the revenues are earned and collectability is reasonably assured.

Advances to models for the cost of initial portfolio and other out-of-pocket costs are expensed to model costs as incurred.  Any repayments of such costs are credited to model costs in the period received.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes.  Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the condensed consolidated financial statements because they inherently involve significant judgments and uncertainties.  All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these condensed consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in four different financial institutions in New York, Los Angeles and Miami.  Balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution.  At March 31, 2010, the Company had no cash balances in financial institutions in excess of such insurance.  Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization, based upon the estimated useful lives (ranging from 2 to 7 years) of the assets or terms of the leases, are computed by use of the straight-line method.  Leasehold improvements are amortized based upon the shorter of the terms of the leases or asset lives.  When property and equipment are retired or sold, the cost and accumulated depreciation and amortization are eliminated from the related accounts and gains or losses, if any, are reflected in the condensed consolidated statement of operations.

Index

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

Deferred Cost and Revenue

The Company has deferred model cost paid in advance in connection with talent related contracts.  Deferred revenue consists of royalties, commissions and service charges received in advance of being earned, pursuant to product licensing agreements and talent related contracts (see Note 7).

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense approximated $28,000 and $27,000 for the three months ended March 31, 2010 and 2009, respectively.

Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value as reflected in the accompanying condensed consolidated balance sheet due to (1) the short-term nature of financial instruments included in the current assets and liabilities or (2) for non-short term financial instruments, the recording of such financial instruments at fair value.

Business Combinations

Effective January 1, 2009, the Company adopted the new provisions of ASC 805, “Business Combinations” (“ASC 805”), which address the recognition and measurement of (i) identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and (ii) goodwill acquired or gain from a bargain purchase.  In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received.  These provisions were applied to the acquisition of the Wilhelmina Companies in the first quarter of 2009, which is discussed in Note 4.

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

Index

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of approximately $0 and $645,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of March 31, 2010, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Net Income (loss) Per Common Share

For the three months ended March 31, 2010 and 2009, diluted earnings per share equals basic earnings per share, as potentially dilutive common stock equivalents were anti-dilutive.

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

Index

The Company did not award stock based compensation during the three months ended March 31, 2010 or 2009.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of ASC 820, “Fair Value Measurements” (“ASC 820”), for financial assets and financial liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

In February 2008, ASC 820 was modified to delay the effective date for applying fair value measurement disclosures for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 18, 2008.  The implementation of this provision of ASC 820 for these assets and liabilities effective January 1, 2009 did not affect the Company’s financial position or results of operations but did result in additional disclosures.

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

Index

Subsequent Events

In May 2009, ASC 855 was issued, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, guidance was provided regarding (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.  The provisions of ASC 855 are to be applied prospectively and are effective for interim or annual financial periods ending after June 15, 2009.  The adoption of the provisions of ASC 855 in the second quarter of 2009 did not affect the Company’s financial position or results of operations but did result in additional disclosures.

The Company has evaluated subsequent events that occurred after March 31, 2010 through the filing of this Form 10-Q.  Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

Note 4.  Wilhelmina Acquisition

On August 25, 2008, in conjunction with the Company’s strategy to redeploy its assets to enhance stockholder value, the Company entered into the Acquisition Agreement to acquire the Wilhelmina Companies.  At the closing of the Wilhelmina Transaction on February 13, 2009, the Company paid an aggregate purchase price of approximately $22,432,000 in connection therewith, of which approximately $16,432,000 was paid for the outstanding equity interests of the Wilhelmina Companies and $6,000,000 in cash repaid the outstanding balance of a note held by a Control Seller.  The purchase price included approximately $7,609,000 (63,411,131 shares) of the Company’s common stock, par value $0.01 per share (“Common Stock”), valued at $0.12 per share (representing the closing price of the Common Stock on February 13, 2009) that was issued in connection with the merger of Wilhelmina Acquisition with and into Wilhelmina International.  Approximately $8,823,000 was paid to acquire the equity interests of the remaining Wilhelmina Companies.

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

Index

The shares of Common Stock held in escrow support earn out offsets and indemnification obligations of the Sellers.  The Control Sellers are required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earn out with respect to the other company.  Losses in excess of earn out amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.  Working capital deficiencies may also reduce positive earn out amounts.  The earn outs, which are payable in 2012, are calculated as follows: (i) the WAM earn out is based on the three year average of audited WAM EBITDA, as defined in the Acquisition Agreement, beginning January 1, 2009, multiplied by 5, payable in cash or stock (at the Control Seller’s election), provided that the total payment will not exceed $10,000,000; and (ii) the Wilhelmina Miami earn out is based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Seller’s election). As of March 31, 2010, management’s estimate of the combined fair value of the WAM and Wilhelmina Miami earn outs was approximately $2,312,000.

The fair value of the earn outs was derived by using the Company’s estimates (Level 3 inputs) of a 60% and 75% probability for WAM and Wilhelmina Miami, respectively, achieving the average EBITDA.  At March 31, 2010, the Company’s calculation of the fair value of the earn outs was materially unchanged from its acquisition date amounts.

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

The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction based on “core business” EBITDA calculations made by the Company in accordance with the applicable provisions of the Acquisition Agreement.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $0.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes based on its purchase price adjustment calculation, it will have the right to repurchase 18,811,687 Restricted Shares (all such shares held in escrow for purposes of the adjustment) in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained RSM McGladrey, Inc. (“McGladrey”) in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.

Index

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

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle Partners, L.P., a Texas limited partnership (“Newcastle”), which at that time owned 19,380,768 shares, or approximately 36% of the outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 31,526,517 shares of Common Stock, or approximately 24% of the Company’s outstanding Common Stock.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to nine months following the closing, up to an additional $2,000,000 (8,097,166 shares) of Common Stock on the same terms.  The Company’s election right expired on August 13, 2009.  Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issued under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

The Wilhelmina Transaction was accounted for using the acquisition method required by ASC  805.  The fair value methods used for identifiable intangible assets were based on Level 3 inputs making use of discounted cash flows using a weighted average cost of capital.  The fair values of current assets and other assumed liabilities were based on the present value of contractual amounts.  Contractual amounts of accounts receivable, estimated uncollectible amounts and fair value totaled $6,188,000, $487,000 and $5,701,000, respectively.

Goodwill has been measured as the excess of the total consideration over the fair values of identifiable assets acquired and liabilities assumed.

The intangible assets acquired include intangible assets with indefinite lives, such as the Wilhelmina brand/trademarks and intangible assets with finite lives, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements, and the remainder of any intangible assets not meeting the above criteria has been allocated to goodwill.  Some of these assets, such as goodwill and the Wilhelmina brand/trademarks, are non-amortizable.  Other assets, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements, are being amortized on a straight line basis over their estimated useful lives which range from 2 to 7 years.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on February 13, 2009:

Index

(in thousands)	As adjusted March 31, 2010
Current assets	$6,034
Property, plant and equipment	364
Trademarks and intangibles with indefinite lives	8,467
Other intangible assets with finite lives	8,337
Goodwill	12,647
Other assets	289
Total assets acquired	36,138
Earn out-contingent liability	(2,312)
Deferred income tax liability	(1,800)
Other liabilities assumed	(9,594)
Total liabilities assumed	(13,706)
Net assets acquired	$22,432

Approximately $8,971,000 of the purchase price results in tax deductible goodwill, which will be amortized on a straight-line basis over 15 years for income tax purposes.

Note 5.  Line of Credit, Note Payable and Esch Escrow

In January 2008, Wilhelmina International renewed a revolving line of credit (the “Credit Facility”) with Signature Bank with an increase in borrowing capacity to $2,000,000, with availability subject to a borrowing base computation.  Interest on the revolving credit note was payable monthly at an annual rate of prime plus one-half percent.  The revolving line of credit expired on January 31, 2009.  On March 31, 2009, the Company entered into a modification and extension agreement with Signature Bank that extended the maturity date to April 30, 2009.  On June 10, 2009, the Company entered into a modification and extension agreement with Signature Bank that extended the maturity date to July 15, 2009.  On August 21, 2009, the Company entered into a modification and extension agreement with the bank that extended the maturity date to October 5, 2009.

On December 30, 2009, Signature Bank delivered a demand letter (the “Demand Letter”) to the Company and Wilhelmina International requesting the immediate payment of all outstanding principal and accrued interest in the aggregate amount of approximately $2,019,000 under the Credit Facility.

The delivery of the Demand Letter requesting mandatory repayment of principal under the Credit Facility triggered a “Bank Payoff Event” under the Esch Letter Agreement (see Note 4).  As a result, in accordance with the terms of the Esch Letter Agreement, the aggregate amount of $1,750,000 that was held in escrow was released and paid to Signature Bank (the “Escrow Payoff”).  As a result of the Escrow Payoff, as of December 30, 2009, a principal sum of $250,000 plus accrued interest totaling approximately $19,000 remained owing to the bank under the Credit Facility.  During January 2010 the remaining principal and accrued interest of approximately $269,000 was repaid to the bank pursuant to the Demand Letter.

Index

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to the bank.  Accordingly, on December 31, 2009, the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  Interest on the outstanding principal balance of the Esch Note accrues at the “Weighted Average Loan Document Rate” (as defined below) and is payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” is calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  Therefore, as of March 31, 2010, the effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note shall be repaid in quarterly installments of $250,000 until the Esch Note is paid.  The outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, is due and payable on December 31, 2010.  In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility. The Esch Note is unsecured and may be pre-paid by the Company at any time without penalty or premium.

The Company is currently exploring financing alternatives.

Note 6.  Restricted Cash

At March 31, 2010, the Company had $180,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in December 2010.

Note 7.  Licensing Agreements

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company has also entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $225,000 and $47,000 for the three months ended March 31, 2010 and 2009, respectively.

Note 8.  Revenue Interest

On October 5, 2005, the Company entered into an agreement with Ascendant (the “Ascendant Agreement”) to acquire an interest in the revenues generated by Ascendant.  The Company has not recorded any revenue or received any revenue sharing payments pursuant to the Ascendant Agreement since July 1, 2006.

During the three months ended December 31, 2009, the Company recognized an asset impairment charge of $803,000. The asset impairment charge was based on discussions with the management of Ascendant and an assessment of the future near-term expected cash flows from the revenue interest. The Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal.

Index

Note 9.  Commitments and Contingencies

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on either its consolidated financial position or its consolidated results of operations.

On December 23, 2009, the Company was served with a lawsuit filed by the Control Sellers in the U.S. District Court, Southern District of New York, relating to a purchase price adjustment being sought by the Company in connection with the Wilhelmina Transaction (see Note 4).  The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $0.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase 18,811,687 Restricted Shares in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained McGladrey in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.  McGladrey determined that a price adjustment was required which would enable the Company to repurchase 18,811,687 Restricted Shares, unless the Control Sellers elect to make cash payments in accordance with the relevant provisions of the Acquisition Agreement.  The Control Sellers filed the lawsuit seeking a declaration that as a result of its alleged failure to comply with the notice deadline in the Acquisition Agreement, the Company is barred from seeking any such purchase price adjustment.  The lawsuit also seeks to enjoin the Company from repurchasing the Restricted Shares and the escrow agent from effecting any such repurchase by the Company.

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

Index

As of March 31, 2010, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of March 31, 2010, total compensation payable under the remaining contractual term of these agreements was approximately $1,847,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.  Subject to certain exceptions, as of March 31, 2010, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period in the amount of approximately $1,397,000.

Note 10.  Share Capital

On July 10, 2006, as amended on August 25, 2008, July 20, 2009, February 9, 2010, March 26, 2010, and April 29, 2010, the Company entered into a shareholder’s rights plan (the “Rights Plan”) that replaced the Company’s shareholder’s rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006.  The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

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

On February 9, 2010, the Company entered into a third amendment to the Rights Agreement (the “Third Rights Agreement Amendment”).  The Third Rights Agreement Amendment amends the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date (as defined in the Rights Agreement) that occurred on February 2, 2010 as a result of the Company’s public announcement on such date that Esch, Lorex, Krassner and Krassner L.P. are Acquiring Persons (as defined in the Rights Agreement) under the Rights Agreement (the “Esch-Krassner Acquiring Event”) shall be the close of business on April 3, 2010.  The Third Rights Agreement Amendment also provides that the Company will be required to give written notice to the Rights Agent and stockholders of the Company of the occurrence of the Esch-Krassner Acquiring Event under the Rights Agreement as soon as practicable after any corresponding Distribution Date.

On March 26, 2010, the Company entered into a fourth amendment to the Rights Agreement (the “Fourth Rights Agreement Amendment”).  The Fourth Rights Agreement Amendment further amends the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, shall be the close of business on May 3, 2010.

On April 29, 2010, the Company entered into a fifth amendment to the Rights Agreement (the “Fifth Rights Agreement Amendment”).  The Fifth Rights Agreement Amendment further amends the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, shall be the close of business on June 3, 2010.

In connection with the Wilhelmina Transaction, the Company issued 12,145,749 shares of Common Stock to Newcastle and 63,411,131 shares to Patterson, the Control Sellers and their advisor.

At the Company’s 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”), the Company’s stockholders approved and adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 250,000,000.

Index

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

Note 11.  Income Taxes

As of December 31, 2009, the Company had a federal income tax loss carryforward of approximately $15,000,000, which begins expiring in 2019.  The Company reduced its deferred tax valuation allowance in 2009 by $24,469,000 due primarily to the expiration of the capital loss carryforward.  Realization of the Company’s carryforwards is dependent on future taxable income and capital gains.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Transaction.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 12.  Related Parties

Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, hold the following executive officer and board of director positions with the Company: Chairman of the Board and Chief Executive Officer, Director and Chief Financial Officer, and Director, General Counsel and Secretary, respectively. NCM is the General Partner of Newcastle, which owns 31,526,517 shares of Common Stock.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $32,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company owed NCM approximately $8,000 and $62,000 as of March 31, 2010 and 2009, respectively.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 4).

Note 13.  Treasury Stock

In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate of $25,000,000 of its Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased Common Stock at cost. The Company made no purchases of Common Stock during the three months ended March 31, 2010.  As of March 31, 2010, the Company has purchased an aggregate of $20,100,000, or 8,300,000 shares of Common Stock under the program, which shares have been canceled and are available for issuance.  The Company does not have any plans to make additional purchases of Common Stock under the program.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2010 and March 31, 2009.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

The following discussion of the results of operations for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, has been separated into two sections.  The first section is a discussion of the Company’s Unaudited Interim Condensed Consolidated Financial Statements included in this report, which takes into account the results of operations, financial condition and cash flows of the Wilhelmina Companies from February 13, 2009 (the closing date of the Wilhelmina Transaction) through March 31, 2009.  The second section is a discussion of pro forma unaudited financial information of the Wilhelmina Companies for the three months ended March 31, 2010 and March 31, 2009, which does not take into account any amounts attributable to the Company’s operations at the holding company level during such periods, including corporate overhead, amortization of intangibles, acquisition transaction costs and interest income.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, the Company’s success in integrating the operations of the Wilhelmina Companies in a timely manner, or at all, the Company’s ability to realize the anticipated benefits of the Wilhelmina Companies to the extent, or in the timeframe, anticipated, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the SEC.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

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

Contractions in the availability of business and consumer credit, a decrease in consumer spending, a significant rise in unemployment and other factors have all led to increasingly volatile capital markets over the course of 2008, 2009 and 2010.  In early 2009, the financial services, automotive and other sectors of the global economy experienced increased pressure, resulting in, among other consequences, extraordinarily difficult conditions in the capital and credit markets and a global economic recession that has negatively impacted Wilhelmina’s clients’ spending on the services that Wilhelmina provides.  Over the last six months, Wilhelmina has seen some improvement in its clients’ willingness to spend on the services it provides as evidenced by an increase in demand for models.

During the three months ended March 31, 2010, the Wilhelmina Companies experienced an increase in the rate of revenue growth compared to the three months ended March 31, 2009 on a pro forma basis.  The Company intends to continue to closely monitor economic conditions, client spending and other factors, and, in response, will take actions to reduce costs, manage working capital and conserve cash.  In the current economic environment, there can be no assurance as to the effects on the Company of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, the Company’s efforts to respond to them will be effective.

Trends and Opportunities

The Company expects that the combination of the location of Wilhelmina’s main operating base in New York City, the industry’s capital, the depth and breadth of its talent pool and client roster, its diversification across various talent management segments, and its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina continues to compete successfully.  Accordingly, the Company believes that the current economic climate will create new growth opportunities for strong industry leaders such as Wilhelmina.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	expanding the women’s high end fashion board;

•	continuing to invest in the WAM business;

•	strategic acquisitions;

•	licensing the “Wilhelmina” name to leading, local model management agencies;

•	exploring the use of the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products; and

•	partnering on television shows and promoting model search contests.

Wilhelmina Acquisition

On February 13, 2009, the Company closed the Wilhelmina Transaction and acquired the Wilhelmina Companies. As of the closing of the Wilhelmina Transaction, the business of the Wilhelmina Companies represents the Company’s primary operating business.  Prior to closing of the Wilhelmina Transaction, the Company’s interest in Ascendant, acquired on October 5, 2005, represented the Company’s sole operating business.

Ascendant

On October 5, 2005, the Company made an investment in Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $36,300,000 and $37,300,000 as of March 31, 2010 and March 31, 2009, respectively.

Index

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

During the three months ended December 31, 2009 the Company recognized an asset impairment charge of $803,000. The asset impairment charge was based on discussions with the management of Ascendant and an assessment of the future near-term expected cash flows from the revenue interest. The Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Sophisticated, Runway, Curve, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients.  Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and a separate service charge, paid by clients in addition to the booking fees, is calculated as a percentage of the models’ booking fees and is recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition, below.  Gross billings are an important business metric that ultimately drives revenues, profits and cash flows.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services and to enable new business development activities.

Index

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

Beginning in April 2009, the Company began incurring compensation expense of approximately $450,000 annually, related to salaries paid to the chief executive officer, chief financial officer and general counsel of the Company.  Also, following the closing of the Wilhelmina Transaction, the Company continued the employment of Esch to facilitate the transition of the Wilhelmina Companies’ business to the executive management team.  During the three months ended September 30, 2009, the Company entered into a consulting agreement with Esch that had an annual cost of $150,000.  During the fourth quarter of 2009, the Company terminated the consulting agreement with Esch.  The Company incurred compensation and consulting expenses relating to Esch’s previous employment arrangement with the Wilhelmina Companies and his consulting agreement with the Company totaling approximately $15,000 for the three months ended March 31, 2009 and $105,000 for the year ended December 31, 2009.  These costs have been classified as corporate overhead, and along with the executive compensation expenses and other corporate overhead costs, somewhat offset the $1,725,000 of eliminated costs described in the preceding paragraph.

Gross Billings

Gross billings totaled approximately $12,179,000 and $4,806,000 for the three months ended March 31, 2010 and 2009, respectively.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the three months ended March 31, 2009, generated gross billings of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009.

Revenues

Revenues totaled approximately $10,885,000 and $3,829,000 for the three months ended March 31, 2010 and 2009, respectively.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the three months ended March 31, 2009, recorded revenues of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009, in its statements of operations for the three months ended March 31, 2009.

License Fees and Other Income

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the three months ended March 31, 2009, recorded license fees and other income of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009, in its statements of operations for the three months ended March 31, 2009.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three months ended March 31, 2010, management fee income from the unconsolidated affiliate amounted to approximately $27,000 compared to $14,000 for the three months ended March 31, 2009.

Index

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the three months ended March 31, 2010, license fees totaled approximately $45,000 compared to $23,000 for the three months ended March 31, 2009.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents.  During the three months ended March 31, 2010, revenue from these licensing agreements totaled approximately $225,000 compared to $47,000 for the three months ended March 31, 2009.

Other income includes the following: mother agency fees that are paid to the Company by another agency when the other agency books a model under contract with the Company for a client engagement; fees derived from participants in the Company’s model search contests; and television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which is now in its third season (which is tentatively scheduled to begin airing June 2010 on the network channel TV Land Prime).  The television series documents the lives of women competing in a modeling competition.  The Wilhelmina Companies provided the television series with the talent and the “Wilhelmina” brand image, and will agree to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus certain fees, as defined.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.  Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost.  Model costs approximated $7,796,000 and $2,586,000 for the three months ended March 31, 2010 and 2009, respectively.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the three months ended March 31, 2009, recorded model costs of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009, in its statements of operations for the three months ended March 31, 2009.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.  Operating expenses approximated $3,640,000 and $1,619,000 for the three months ended March 31, 2010 and 2009, respectively.  All operating costs except corporate overhead expenses are attributable to the Wilhelmina Companies and are discussed below.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the three months ended March 31, 2009, recorded operating expenses of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009, in its statements of operations for the three months ended March 31, 2009.

Index

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.  Salaries and service costs approximated $2,017,000 and $1,015,000 for the three months ended March 31, 2010 and 2009, respectively.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the three months ended March 31, 2009, recorded salaries and service costs of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009, in its statements of operations for the three months ended March 31, 2009.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than are salaries and service costs.  During the three months ended March 31, 2010, office and general expenses approximated $691,000, compared to $278,000 for the three months ended March 31, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the three months ended March 31, 2009, recorded office and general expenses of the Wilhelmina Companies for the period from February 13, 2009 through March 31, 2009, in its statements of operations for the three months ended March 31, 2009.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three months ended March 31, 2010, depreciation and amortization expense approximated $483,000 (of which $466,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction), compared to $200,000 (of which $188,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction) for the three months ended March 31, 2009.  Fixed asset purchases totaled approximately $0 and $1,000 during the three months ended March 31, 2010 and 2009, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, compensation and consulting fees to Esch, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel.  Corporate overhead approximated $449,000 and $126,000 for the three months ended March 31, 2010 and 2009, respectively.  The increase in corporate overhead is the result of officer compensation (see Expense Trends discussion above) for executive officers who filled the roles of chief executive officer, chief financial officer and general counsel of the Company following the Wilhelmina Transaction and additional legal and professional fees incurred to meet public company reporting requirements.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.  No asset impairment charges were incurred during the three months ended March 31, 2010 and March 31, 2009.

Index

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

As of December 31, 2008, the Company had deferred approximately $139,000 of costs associated with the Wilhelmina Transaction, which the Company has determined relate to the issuance of equity securities.  These costs were reclassified as a reduction of capital when the equity securities were issued at the closing of the acquisition.  The Company recorded acquisition transaction costs of approximately $0 and $645,000 for the three months ended March 31, 2010 and 2009, respectively.

Interest Income

Interest income totaled approximately $0 and $4,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease in interest income is the result of a significant decrease in yields and cash balances.

Interest Expense

Interest expense totaled approximately $24,000 and $9,000 for the three months ended March 31, 2010 and 2009, respectively.  Through January 2010, the Company had in place a credit facility with Signature Bank that included a term note with a fixed annual interest rate of 6.65% and a revolving credit line.  Interest on the revolving credit line component of the credit facility with Signature Bank was payable monthly at an annual rate of prime plus one-half percent.  In January 2010, pursuant to a demand for payment from Signature Bank, the aggregate principal amount of the note and the balance of the Company’s revolving credit line, in the aggregate amount of $276,000, were repaid together with accrued interest.  Effective December 31, 2009, interest expense also includes interest on the Esch Note (defined below).  See Liquidity and Capital Resources below for further discussion.

PRO FORMA RESULTS OF OPERATIONS OF THE WILHELMINA COMPANIES FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

The Company is providing the unaudited pro forma financial information and discussion below relating solely to the Wilhelmina Companies, before taking into account amortization and depreciation, asset impairment charges, corporate overhead (any amounts attributable to the Company’s operations at the holding company level), and acquisition transaction costs, to aid you in your analysis of the financial performance of the Company’s operating divisions.  Such information and discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto included in this report.  The unaudited pro forma information and discussion below is not necessarily indicative of the current or future financial position or operating results of the Company.

Index

Pro Forma Operating Income of the Wilhelmina Companies compared to the historical information for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	(in thousands)
	2010			2009
		% of Revenues net of model costs	% of Operating Expenses		% of Revenues net of model costs	% of Operating Expenses
Total revenues	$11,455			$8,869
Model costs	7,796			6,337
Revenues net of model costs	3,659			2,532

Operating expenses:
Salaries and service costs	2,017	55.1%	74.4%	1,928	76.1%	76.2%
Office and general expenses	691	18.9%	25.6%	603	23.8%	23.8%
Total operating expenses	2,708	74.0%	100%	2,531	99.9%	100%

Pro forma operating income	$951			$1

Gross Billings

Gross billings for the three months ended March 31, 2010 increased approximately $2,694,000, or 28.4%, to approximately $12,179,000, compared to approximately $9,485,000 for the three months ended March 31, 2009.  Generally, gross billings have increased due to the Company’s clients spending more on advertising and the Company having the desired talent available. The Wilhelmina Companies experienced an increase in gross billings across the core modeling business of approximately 35%, which was partially offset by a decrease in gross billings in the WAM business of approximately 17%.  Gross billings of the WAM division represented approximately 13% of total gross billings for the three months ended March 31, 2010, compared to approximately 20% for the three months ended March 31, 2009.  During the three months ended March 31, 2010, gross billings of the various boards of the core modeling business experienced positive growth ranging from 14% to 201% compared to the three months ended March 31, 2009.  One board experienced a negative decline of approximately 27%.

Revenues net of model costs

Revenues net of model costs for the three months ended March 31, 2010 increased approximately $1,127,000, or 44.5%, to approximately $3,659,000, compared to approximately $2,532,000 for the three months ended March 31, 2009.  The Wilhelmina Companies experienced increases in revenues, net of model costs, as a result of increases in gross billings for the core modeling business and from an increase in previously deferred revenues. The Company also experienced an increase in the revenue categorized as license fees and other income in its statement of operations for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Operating Expenses

Operating expenses consist of costs that support the operations of the Wilhelmina Companies, including payroll, rent, insurance, travel and professional fees.  Operating expenses for the three months ended March 31, 2010 increased approximately $177,000, or 7.1%, to approximately $2,708,000, compared to approximately $2,531,000 for the three months ended March 31, 2009.  The increase in operating expenses is mainly attributable to increases in travel costs and bad debt expense.

Index

Salaries and Service Costs

Salaries and service costs for the three months ended March 31, 2010 increased approximately $89,000, or 4.6%, to approximately $2,017,000, compared to approximately $1,928,000 for the three months ended March 31, 2009.  The Company has invested in quality agents that have become available due to the economic downturn and has also sought to reduce head count to offset salary costs associated with new hires.  The increase in salaries and service costs is mainly attributable to an increase in travel costs, partially offset by a slight decrease in salary costs.  Salaries and service costs as a percentage of total operating expenses were 74.4% and 76.2% for the three months ended March 31, 2010 and 2009, respectively.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees and technology cost.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than salaries and service costs.  Office and general expenses for the three months ended March 31, 2010 increased approximately $88,000, or 14.6%, to approximately $691,000, compared to approximately $603,000 for the three months ended March 31, 2009.  Office and general expenses increased due to costs associated with revenue generating projects classified as other income and as a result of increased bad debt expense associated with customer receivables.  Office and general expenses, as a percentage of total operating expenses, were 25.6% for the three months ended March 31, 2010 and 23.8% for the three months ended March 31, 2009.

Pro Forma Operating Income

Pro forma operating income for the three months ended March 31, 2010 was approximately $951,000 compared to operating income of approximately $1,000 for the three months ended March 31, 2009, representing an increase of $950,000.  The increase was primarily attributable to an increase in revenues, net of model costs, as a result of increases in gross billings for the core modeling business and from an increase in previously deferred revenues.

Liquidity and Capital Resources

The Company’s cash balance decreased to $542,000 at March 31, 2010, from $2,129,000 at December 31, 2009.  The decrease is attributable to the repayment of the line of credit and the term note with Signature Bank, in the aggregate amount of $276,000, plus interest, the payment of the quarterly principal payment under the Esch promissory note of $250,000 and the payment of model costs and operating expenses.

Signature Bank Credit Facility

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts.  Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.  During the year ended December 31, 2009, the Company had the Credit Facility in place with Signature Bank, which facility provided for a revolving line of credit.

On December 30, 2009, Signature Bank delivered the Demand Letter to the Company and Wilhelmina International, the Company’s principal operating subsidiary, requesting the immediate payment of all outstanding principal and accrued interest in the aggregate amount of approximately $2,019,000 under the Credit Facility.

Index

The delivery of the Demand Letter requesting mandatory repayment of principal under the Credit Facility triggered a “Bank Payoff Event” under the Esch Letter Agreement.  Accordingly, in accordance with the terms of the Esch Letter Agreement, the aggregate amount of $1,750,000 that was held in escrow was released and paid to Signature Bank, referred to herein as the Escrow Payoff.  As a result of the Escrow Payoff, as of December 30, 2009, a principal sum of $250,000 plus accrued interest of approximately $19,000 remained owing to Signature Bank under the Credit Facility.  The remaining principal and accrued interest was repaid to Signature Bank in January 2010 pursuant to the Demand Letter.

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to Signature Bank.  Accordingly, on December 31, 2009, the Company issued to Esch the Esch Note in the principal amount of $1,750,000.  Interest on the outstanding principal balance of the Esch Note accrues at the “Weighted Average Loan Document Rate” and is payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” is calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  Therefore, as of March 31, 2010, the effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note shall be repaid in quarterly installments of $250,000 until the Esch Note is paid.  The outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, is due and payable on December 31, 2010.  In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility.  The Esch Note is unsecured and is pre-payable by the Company at any time without penalty or premium.

The Company’s ability to make payments on the Esch Note, to replace its indebtedness, and to fund working capital and planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond its control.  The Company has historically secured its working capital facility through accounts receivable balances and, therefore, the Company’s ability to continue servicing debt is dependent upon the timely collection of those receivables.  The Company believes its operations will provide working capital necessary to meet its needs.  In addition, the Company continues to explore financing alternatives.

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

The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction based on “core business” EBITDA calculations made by the Company in accordance with the applicable provisions of the Acquisition Agreement.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $0.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase 18,811,687 Restricted Shares in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained McGladrey in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.

Index

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

Earn Outs

In connection with the Wilhelmina Transaction, the Company entered into earn outs, which are payable in 2012 and are calculated as follows: (i) the WAM earn out is based on the three year average of audited WAM EBITDA, as defined in the Acquisition Agreement, beginning January 1, 2009, multiplied by 5, payable in cash or stock (at the Control Seller’s election), provided that the total payment will not exceed $10,000,000; and (ii) the Wilhelmina Miami earn out is based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Seller’s election). As of March 31, 2010, management’s estimate of the combined fair value of the WAM and Wilhelmina Miami earn outs was approximately $2,312,000.

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

Index

Off-Balance Sheet Arrangements

As of March 31, 2010, the Company had $180,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires in December 2010.

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

The Company also record fees from licensees when the revenues are earned and collectability is reasonably assured.

Advances to models for the cost of producing initial portfolios and other out-of-pocket costs are expensed to model costs as incurred.  Any repayments of such costs are credited to model costs in the period received.

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

Index

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

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of approximately $0 and $645,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Basis of Presentation

The financial statements include the consolidated accounts of Wilhelmina and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in  consolidation.

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

Index

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to require additional disclosures regarding fair value measurements.  One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements of recurring Level 3 measurements.  Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855.  The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued.  The Company adopted ASU 2010-09 upon issuance.  This update had no material impact on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company believes the adoption of this new guidance will not have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Index

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

In addition to the legal proceedings disclosed below, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, are believed, in the Company’s opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

On December 23, 2009, the Company was served with a lawsuit filed by the Control Sellers in the U.S. District Court, Southern District of New York, relating to a purchase price adjustment being sought by the Company in connection with the Wilhelmina Transaction.  The Company has notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner are required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner fails to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company has the right under the Acquisition Agreement to promptly repurchase for $0.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner fail to timely make the cash payments).  The Company believes that, based on its purchase price adjustment calculation, it will have the right to repurchase 18,811,687 Restricted Shares (all such shares held in escrow for purposes of the adjustment) in the event the Control Sellers fail to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagree with certain of the Company’s calculations.  The Company believes its calculations of the purchase price adjustment are accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained McGladrey in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.  McGladrey determined that a price adjustment was required which would enable the Company to repurchase 18,811,687 Restricted Shares, unless the Control Sellers elect to make cash payments in accordance with the relevant provisions of the Acquisition Agreement.  The Control Sellers filed the lawsuit seeking a declaration that as a result of its alleged failure to comply with the notice deadline in the Acquisition Agreement, the Company is barred from seeking any such purchase price adjustment.  The lawsuit also seeks to enjoin the Company from repurchasing the Restricted Shares and the escrow agent from effecting any such repurchase by the Company.

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

Index

Item 1.A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

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
________________
* Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 17, 2010	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

Index

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
________________
* Filed herewith