Form 10-Q
period 2010-06-30
Wilhelmina International, Inc.
filed 2010-08-16
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 15, 2010, the registrant had 129,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2010

i

INDEX

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	(Unaudited)
	June 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$1,271	$2,129
Accounts receivable, net of allowance for doubtful accounts of $444 and $323	8,121	6,378
Indemnification receivable	726	-
Prepaid expenses and other current assets	312	231
Total current assets	10,430	8,738

Property and equipment, net of accumulated depreciation of $81 and $84	255	284

Trademarks and intangibles with indefinite lives	8,467	8,467
Other intangible assets with finite lives, net of accumulated amortization of $2,553 and $1,624	5,784	6,713
Goodwill	12,647	12,647
Restricted cash	180	180
Other assets	112	70

Total assets	$37,875	$37,099

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,413	$2,724
Line of credit	-	250
Due to models	7,844	7,271
Deferred revenue	1,053	689
Foreign withholding claim subject to indemnification	726	-
Esch promissory note	1,250	1,750
Current portion of note payable and capital lease obligations	-	41
Total current liabilities	13,286	12,725

Long term liabilities
Other	24	40
Deferred revenue, net of current portion	469	669
Deferred income tax liability	1,800	1,800
Earn out-contingent liability	2,312	2,312
Total long-term liabilities	4,605	4,821

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding	1,294	1,294
Additional paid-in capital	85,072	85,072
Accumulated deficit	(66,382)	(66,813)
Total shareholders’ equity	19,984	19,553

Total liabilities and shareholders’ equity	$37,875	$37,099

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues
Revenues	$11,888	$9,274	$22,854	$13,103
License fees and other income	332	193	821	261
Total revenues	12,220	9,467	23,675	13,364

Model costs	8,172	6,705	15,968	9,168

Revenues net of model costs	4,048	2,762	7,707	4,196

Operating expenses
Salaries and service costs	1,967	1,809	3,984	2,824
Office and general expenses	719	634	1,410	912
Amortization and depreciation	483	535	966	735
Corporate overhead	275	483	724	609
Total operating expenses	3,444	3,461	7,084	5,080
Operating income (loss)	604	(699)	623	(884)

Other income (expense):
Acquisition transaction costs	-	(15)	-	(660)
Interest income	-	-	-	4
Interest expense	(14)	(22)	(38)	(31)
Total other expense	(14)	(37)	(38)	(687)

Income (loss) before provision for income taxes	590	(736)	585	(1,571)

Provision for income taxes
Current	129	-	154	6
Deferred	-	-	-	-
	129	-	154	6

Net Income (loss) applicable to common stockholders	$461	$(736)	$431	$(1,577)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average common shares outstanding	129,441	129,441	129,441	110,552

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net Income (loss)	$431	$(1,577)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Bad debt expense	54
Amortization and depreciation	966	735
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,797)	(448)
Increase in prepaid expenses and other assets	(123)	(37)
Indemnification receivable	(726)	-
Increase in due to models	573	125
(Decrease) increase in accounts payable and accrued liabilities	(314)	1,388
Foreign withholding claim subject to indemnification	726	-
Increase in other liabilities	151	370
Net cash (used in) provided by operating activities	(59)	556

Cash flows from investing activities:
Acquisition of the Wilhelmina Companies, net of cash acquired	-	(14,763)
Purchase of property and equipment	(8)	(1)
Net cash used in investing activities	(8)	(14,764)

Cash flows from financing activities
Proceeds from issuance of common stock	-	3,000
Proceeds from line of credit	-	500
Repayment of line of credit	(250)	-
Repayment of Esch promissory note	(500)	-
Payments of debt	(41)	(93)
Net cash (used in) provided by financing activities	(791)	3,407

Net (decrease) in cash and cash equivalents	(858)	(10,801)
Cash and cash equivalents, beginning of period	2,129	11,735
Cash and cash equivalents, end of period	$1,271	$934

Supplemental disclosure of cash flow information
Cash paid for interest	$38	$31
Cash paid for income taxes	$116	$19

Supplemental disclosure of non-cash investing and financing activities
Equity issuance cost	$-	$139
Common stock issued in acquisition of Wilhelmina International	$-	$7,609

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

FASB “Accounting Standards Codification™” (the “Codification”)

The Codification is the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative.  All of the Company’s references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards.  The Codification did not change existing GAAP and, therefore, did not affect the Company’s financial position or results of operations.

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

INDEX

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

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in four different financial institutions in New York, Los Angeles and Miami.  Balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution.  At June 30, 2010, the Company had $409,000 of cash balances in financial institutions in excess of such insurance.  Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the three and six months ended June 30, 2010 approximated $75,000 and $103,000, respectively, compared to  $23,000 and $50,000 for the three and six months ended June 30 2009, respectively.

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

INDEX

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of $0 for the three and six months ended June 30, 2010, compared to $15,000 and $660,000 for the three and six months ended June 30, 2009, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of June 30, 2010, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

INDEX

The Company did not award stock based compensation during the six months ended June 30, 2010 or 2009.

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

The Company has evaluated subsequent events that occurred after June 30, 2010 through the filing of this Form 10-Q.  Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

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

INDEX

The shares of Common Stock held in escrow support earn out offsets and indemnification obligations of the Sellers.  The Control Sellers are required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, can be offset against any positive earn out with respect to the other company.  Losses in excess of earn out amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.  Working capital deficiencies may also reduce positive earn out amounts.  The earn outs, which are payable in 2012, are calculated as follows: (i) the WAM earn out is based on the three year average of audited WAM EBITDA, as defined in the Acquisition Agreement, beginning January 1, 2009, multiplied by 5, payable in cash or stock (at the Control Seller’s election), provided that the total payment will not exceed $10,000,000; and (ii) the Wilhelmina Miami earn out is based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Seller’s election). As of June 30, 2010, management’s estimate of the combined fair value of the WAM and Wilhelmina Miami earn outs was approximately $2,312,000.

The fair value of the earn outs was derived by using the Company’s estimates (Level 3 inputs) of a 60% and 75% probability for WAM and Wilhelmina Miami, respectively, achieving the average EBITDA.  At June 30, 2010, the Company’s calculation of the fair value of the earn outs was materially unchanged from its acquisition date amounts.

On February 13, 2009, in order to facilitate the closing of the Acquisition Agreement, the Company entered into that certain letter agreement with Esch (the “Esch Letter Agreement”), pursuant to which Esch agreed that $1,750,000 of the cash proceeds to be paid to him at the closing of the Acquisition Agreement would instead be held in escrow.  Under the terms of the Esch Letter Agreement, all or a portion of such amount held in escrow was required to be used to satisfy Wilhelmina International’s indebtedness to Signature Bank, in connection with its credit facility with Signature Bank, upon the occurrence of specified events including, but not limited to, written notification by Signature Bank to Wilhelmina International of the termination or acceleration of the credit facility.  Any amount remaining was required to be released to Esch upon the replacement or extension of Wilhelmina International’s credit facility with Signature Bank, subject to certain requirements set forth in the Esch Letter Agreement.  The Esch Letter Agreement also provided that in the event any portion of the proceeds is paid from escrow to Signature Bank, the Company will promptly issue to Esch, in replacement thereof, a promissory note in the principal amount of the amount paid to Signature Bank (see Note 5).

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

INDEX

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

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to the bank.  Accordingly, on December 31, 2009, the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  Interest on the outstanding principal balance of the Esch Note accrues at the “Weighted Average Loan Document Rate” (as defined below) and is payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” is calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  Therefore, as of June 30, 2010, the effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note shall be repaid in quarterly installments of $250,000 until the Esch Note is paid.  The outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, is due and payable on December 31, 2010.  In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility. The Esch Note is unsecured and may be pre-paid by the Company at any time without penalty or premium.

The Company is currently exploring financing alternatives.

INDEX

Note 6.  Restricted Cash

At June 30, 2010, the Company had $180,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in December 2010 (see Note 9).

Note 7.  Licensing Agreements

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which result in the revenue and the associated talent cost being recognized on a straight-line basis over the contract period.  The Company has also entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements totaling approximately $168,000 and $312,000 for the three and six months ended June 30, 2010, respectively, and $89,000 and $136,000 for the three and six months ended June 30, 2009, respectively.

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

INDEX

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

The parties proceeded to the discovery phase of the case. In April 2010, the parties agreed to temporarily suspend discovery activities pending settlement discussions. No resolution has been reached, and there can be no assurance that any resolution will be reached outside of litigation.

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

As of June 30, 2010, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of June 30, 2010, total compensation payable under the remaining contractual term of these agreements was approximately $2,107,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.  Subject to certain exceptions, as of June 30, 2010, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period in the amount of approximately $1,565,000.

During June, 2010, the Company signed a ten-year lease for its New York City office located at 300 Park Avenue South, with an effective date of January 1, 2011. The lease commits the Company to base monthly rental payments of approximately $40,000 per month during the term of the lease.

During the three months ended June 30, 2010, the Company received IRS notices totaling approximately $726,000 related to foreign withholding claims for tax years 2006 and 2008.  The Company is indemnified by the Control Sellers under the Acquisition Agreement for losses incurred as a result of such deficiency notice, and the Control Sellers have confirmed such responsibility to the Company.  Such indemnification is required to be satisfied in cash and/or, at the election of the Company, by offset to future earn-out payments or forfeiture of shares, if any, remaining in escrow following final resolution of the “core” adjustment and any repurchase by the Company of Restricted Shares.

INDEX

Note 10.  Share Capital

On July 10, 2006, as amended on August 25, 2008, July 20, 2009, February 9, 2010, March 26, 2010, April 29, 2010, June 2, 2010, July 2, 2010 and August 2, 2010, the Company entered into a shareholder’s rights plan (the “Rights Plan”) that replaced the Company’s shareholder’s rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006.  The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

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

On June 2, 2010, the Company entered into a sixth amendment to the Rights Agreement (the “Sixth Rights Agreement Amendment”).  The Sixth Rights Agreement Amendment further amends the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, shall be the close of business on July 3, 2010.

On July 2, 2010, the Company entered into a seventh amendment to the Rights Agreement (the “Seventh Rights Agreement Amendment”).  The Seventh Rights Agreement Amendment further amends the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, shall be the close of business on August 3, 2010.

INDEX

On August 2, 2010, the Company entered into an eighth amendment to the Rights Agreement (the “Eighth Rights Agreement Amendment”).  The Eighth Rights Agreement Amendment further amends the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, shall be the close of business on September 3, 2010.

In connection with the Wilhelmina Transaction, the Company issued 12,145,749 shares of Common Stock to Newcastle and 63,411,131 shares to Patterson, the Control Sellers and their advisor.

At the Company’s 2008 Annual Meeting of Stockholders, the Company’s stockholders approved and adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 250,000,000.

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

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $15,000 for the three and six months ended June 30, 2010, respectively, and $8,000 and $40,000 for the three and six months ended June 30, 2009, respectively.

The Company owed NCM $0 and approximately $70,000 as of June 30, 2010 and 2009, respectively.

INDEX

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 4).

Note 13.  Treasury Stock

In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate of $25,000,000 of its Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased Common Stock at cost. The Company made no purchases of Common Stock during the six months ended June 30, 2010.  As of June 30, 2010, the Company has purchased an aggregate of $20,100,000, or 8,300,000 shares of Common Stock under the program, which shares have been canceled and are available for issuance.  The Company does not have any plans to make additional purchases of Common Stock under the program.

INDEX

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2010 and June 30, 2009.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

The following discussion of the results of operations for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, has been separated into two sections.  The first section is a discussion of the Company’s Unaudited Interim Condensed Consolidated Financial Statements included in this report, which takes into account the results of operations, financial condition and cash flows of the Wilhelmina Companies for the three and six months ended June 30, 2010 and for the comparable periods in the prior year from February 13, 2009 (the closing date of the Wilhelmina Transaction) through June 30, 2009.  The second section is a discussion of pro forma unaudited financial information of the Wilhelmina Companies for the six months ended June 30, 2010 and June 30, 2009, which does not take into account any amounts attributable to the Company’s operations at the holding company level during such periods, including corporate overhead, amortization of intangibles, acquisition transaction costs and interest income.

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

During the three months ended June 30, 2010, Wilhelmina has continued to see improvement in its clients’ willingness to spend on the services it provides as evidenced by an increase in demand for models. During this period, the Wilhelmina Companies experienced an increase in the rate of revenue growth compared to the three months ended June 30, 2009.  In the current economic environment, there can be no assurance as to the effects on the Company of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, the Company’s efforts to respond to them will be effective.

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

INDEX

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

Ascendant

On October 5, 2005, the Company made an investment in Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $41,900,000 and $35,200,000 as of June 30, 2010 and June 30, 2009, respectively.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Sophisticated, Runway, Curve, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients.  Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and a separate service charge, paid by clients in addition to the booking fees, which is calculated as a percentage of the models’ booking fees and is recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition, below.  Gross billings are an important business metric that ultimately drives revenues, profits and cash flows.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services and to enable new business development activities.

Expense Trends

Prior to the closing of the Wilhelmina Transaction, Krassner and Esch, the former principal equity holders of the Wilhelmina Companies, received salary, bonus and consulting fee payments, under certain agreements, in an amount of approximately $975,000 annually.  As neither Krassner nor Esch continued to serve as officers of the Company as of the closing of the Wilhelmina Transaction, these payments to Krassner and Esch have ceased.  Similarly, upon the closing of the Wilhelmina Transaction, a $6,000,000 promissory note, carrying an interest rate of 12.5% for an annual interest payment of $750,000, in favor of Krassner L.P., a Control Seller, was repaid.  Taken together, following the closing of the Wilhelmina Transaction, annual operating expenses and interest expense, which have historically included the above, do not include costs of $1,725,000 due to the elimination of these agreements and the repayment of the promissory note.

INDEX

Beginning in April 2009, the Company began incurring compensation expense of approximately $450,000 annually, related to salaries paid to the chief executive officer, chief financial officer and general counsel of the Company.  Also, following the closing of the Wilhelmina Transaction, the Company continued the employment of Esch to facilitate the transition of the Wilhelmina Companies’ business to the executive management team.  During the three months ended September 30, 2009, the Company entered into a consulting agreement with Esch that had an annual cost of $150,000.  During the fourth quarter of 2009, the Company terminated the consulting agreement with Esch.  The Company incurred compensation and consulting expenses relating to Esch’s previous employment arrangement with the Wilhelmina Companies and his consulting agreement with the Company totaling approximately $15,000 for the three months ended June 30, 2009 and $105,000 for the year ended December 31, 2009.  These costs have been classified as corporate overhead, and along with the executive compensation expenses and other corporate overhead costs, somewhat offset the $1,725,000 of eliminated costs described in the preceding paragraph.

Gross Billings

Gross billings for the three months ended June 30, 2010 increased approximately $3,499,000, or 34.3%, to approximately $13,705,000, compared to approximately $10,206,000 for the three months ended June 30, 2009.  Generally, gross billings  increased due to the Company’s clients spending more on advertising and the Company having the desired talent available to its clients. During the three months ended June 30, 2010, the Wilhelmina Companies experienced an increase in gross billings across the core modeling business of approximately 32% and an increase in gross billings in the WAM business of approximately 89% compared to gross billings generated by the respective divisions during the three months ended June 30, 2009.  Gross billings of the WAM division represented approximately 17% of total gross billings for the three months ended June 30, 2010, compared to approximately 12.5% for the three months ended June 30, 2009.  During the three months ended June 30, 2010, gross billings of the various boards of the core modeling business experienced positive growth ranging from 13% to 95% compared to the three months ended June 30, 2009.

Gross billings for the six months ended June 30, 2010 increased approximately $10,872,000, or 72.4%, to approximately $25,884,000, compared to approximately $15,012,000 for the six months ended June 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the six months ended June 30, 2009, generated gross billings of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009.

Revenues

During the three months ended June 30, 2010, revenues increased approximately $2,614,000, or 28.2%, to approximately $11,888,000, compared to approximately $9,274,000 during the three months ended June 30, 2009.  During the three months ended June 30, 2010, the Company experienced increases in revenues as a result of increases in gross billings for the core modeling business and revenues previously deferred.

  During the six months ended June 30, 2010, revenues increased approximately $9,751,000, or 74.4%, to approximately $22,854,000, compared to approximately $13,103,000 during the six months ended June 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the six months ended June 30, 2009, recorded revenues of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009, in its statement of operations for the six months ended June 30, 2009.

INDEX

License Fees and Other Income

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the six months ended June 30, 2009, recorded license fees and other income of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009, in its statement of operations for the six months ended June 30, 2009.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three and six months ended June 30, 2010, management fee income from the unconsolidated affiliate amounted to approximately $27,000 and $54,000, respectively, compared to $27,000 and $41,000 for the three and six months ended June 30, 2009.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the three and six months ended June 30, 2010, license fees totaled approximately $50,000 and $90,000, respectively, compared to $45,000 and $76,000 for the three and six months ended June 30, 2009.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents.  During the three and six months ended June 30, 2010, revenue from these licensing agreements totaled approximately $168,000 and $312,000, respectively, compared to $89,000 and $136,000 for the three and six months ended June 30, 2009.

Other income includes the following: mother agency fees that are paid to the Company by another agency when the other agency books a model under contract with the Company for a client engagement; fees derived from participants in the Company’s model search contests; and television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which is now in its third season, and is tentatively scheduled to begin airing August 2010 on the network channel TV Land Prime.  The television series documents the lives of women competing in a modeling competition.  The Wilhelmina Companies provided the television series with the talent and the “Wilhelmina” brand image, and will agree to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus certain fees, as defined.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.  Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost.  During the three months ended June 30, 2010, model costs increased approximately $1,467,000, or 21.9%, to approximately $8,172,000, compared to approximately $6,705,000 during the three months ended June 30, 2009. Model costs increased 21.9% compared to the prior year quarter as a result of a 28.2% increase in revenues as compared to the prior year quarter. Model costs increased somewhat less than revenues due to a greater recovery of certain fixed model costs which results from an increased utilization of models.

INDEX

During the six months ended June 30, 2010, model costs increased approximately $6,677,000, or 71.9%, to approximately $15,968,000, compared to approximately $9,291,000 during the six months ended June 30, 2009.

During the three and six months ended June 30, 2010, model costs as a percentage of revenues were approximately 68.8% and 69.9%, respectively, compared to 72.2% and 70.9%, respectively during the three and six months ended June 30, 2009. Margins improved slightly from the prior year periods due to an increased utilization of the Company’s models which results in a greater recovery of certain fixed model costs.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the six months ended June 30, 2009, recorded model costs of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009, in its statement of operations for the six months ended June 30, 2009.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.  During the three months ended June 30, 2010, operating expenses decreased approximately $17,000, or 0.5%, to approximately $3,444,000, compared to approximately $3,461,000 during the three months ended June 30, 2009.  The decrease in operating expenses is mainly attributable to decreases in professional fees classified under corporate overhead somewhat offset by increases in travel costs and office and general expenses.

During the six months ended June 30, 2010, operating expenses increased approximately $2,004,000, or 39.5%, to approximately $7,084,000, compared to approximately $5,080,000 during the six months ended June 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the six months ended June 30, 2009, recorded operating expenses of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009, in its statement of operations for the six months ended June 30, 2009.  All operating costs except corporate overhead expenses are attributable to the Wilhelmina Companies and are discussed below.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.  During the three months ended June 30, 2010, salaries and service costs increased approximately $158,000, or 8.7%, to approximately $1,967,000, compared to approximately $1,809,000 during the three months ended June 30, 2009.   The Company  experienced increased travel costs in connection with delivering services to its customers and models due to increased gross billings and also in pursuit of generating new revenues.

During the six months ended June 30, 2010, salaries and service costs increased approximately $1,160,000, or 41.1%, to approximately $3,984,000, compared to approximately $2,824,000 during the six months ended June 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the six months ended June 30, 2009, recorded salaries and service costs of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009, in its statement of operations for the six months ended June 30, 2009.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.  During the three months ended June 30, 2010, office and general expenses increased approximately $85,000, or 13.4%, to approximately $719,000, compared to approximately $634,000 during the three months ended June 30, 2009.  Office and general expenses increased due to costs associated with revenue generating projects classified as other income and as a result of increased technology costs.

INDEX

During the six months ended June 30, 2010, office and general expenses increased approximately $498,000, or 54.6%, to approximately $1,410,000, compared to approximately $912,000 during the six months ended June 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the six months ended June 30, 2009, recorded office and general expenses of the Wilhelmina Companies for the period from February 13, 2009 through June 30, 2009, in its statement of operations for the six months ended June 30, 2009.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and six months ended June 30, 2010, depreciation and amortization expense totaled $483,000 and $966,000, respectively (of which $463,000 and $926,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction, respectively), compared to $535,000 and $735,000 during the three and six months ended June 30, 2009, respectively (of which $509,000 and $696,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction , respectively).  Fixed asset purchases totaled approximately $8,000 and $1,000 during the six months ended June 30, 2010 and June 30, 2009, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, compensation and consulting fees to Esch, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel.  During the three and six months ended June 30, 2010, corporate overhead approximated $275,000 and $724,000, respectively, compared to $483,000 and $609,000 for the three and six months ended June 30, 2009, respectively. The decrease in corporate overhead for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily attributable to a decrease in legal, accounting and consulting expenses associated with the acquisition of the Wilhelmina Companies. The increase in corporate overhead for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is primarily attributable to six months of officer compensation during the six month period ended June 30, 2010, compared to only three months of officer compensation during the six month period ended June 30, 2009. The Company commenced payment of compensation to executive officers who filled the roles of chief executive officer, chief financial officer and general counsel of the Company following the Wilhelmina Transaction effective April 1, 2009 (see Expense Trends discussion above).

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.  No asset impairment charges were incurred during the six months ended June 30, 2010 and June 30, 2009.

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

As of December 31, 2008, the Company had deferred approximately $139,000 of costs associated with the Wilhelmina Transaction, which the Company has determined relate to the issuance of equity securities.  These costs were reclassified as a reduction of capital when the equity securities were issued at the closing of the acquisition.  The Company recorded acquisition transaction costs of approximately $0 and $660,000 for the six months ended June 30, 2010 and 2009, respectively.

Interest Income

Interest income totaled approximately $0 and $4,000 for the six months ended June 30, 2010 and 2009, respectively.  The decrease in interest income is the result of a significant decrease in yields and cash balances.

Interest Expense

Interest expense totaled approximately $14,000 and $38,000 for the three and six months ended June 30, 2010, respectively, compared to approximately $22,000 and $31,000 for the three and six months ended June 30, 2009, respectively.  Through January 2010, the Company had in place a credit facility with Signature Bank that included a term note with a fixed annual interest rate of 6.65% and a revolving credit line.  Interest on the revolving credit line component of the credit facility with Signature Bank was payable monthly at an annual rate of prime plus one-half percent.  In January 2010, pursuant to a demand for payment from Signature Bank, the aggregate principal amount of the note and the balance of the Company’s revolving credit line, in the aggregate amount of $276,000, were repaid together with accrued interest.  Effective December 31, 2009, interest expense also includes interest on the Esch Note .  The decrease in interest for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is the result of  decline in the balances of the Signature Facility and Esch Note due to principal payments. See Liquidity and Capital Resources below for further discussion.

PRO FORMA RESULTS OF OPERATIONS OF THE WILHELMINA COMPANIES FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

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

INDEX

Pro Forma Operating Income of the Wilhelmina Companies compared to the historical information for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	(in thousands)
	2010			2009
		% of Revenues net of model costs	% of Operating Expenses		% of Revenues net of model costs	% of Operating Expenses
Total revenues	$23,675			$17,859
Model costs	15,968			12,565
Revenues net of model costs	7,707			5,294

Operating expenses:
Salaries and service costs	3,984	51.7%	73.9%	3,737	70.6%	75.1%
Office and general expenses	1,410	18.3%	26.1%	1,237	23.4%	24.9%
Total operating expenses	5,394	70.0%	100%	4,974	94.0%	100%

Pro forma operating income	$2,313			$320

Gross Billings

Gross billings for the six months ended June 30, 2010 increased approximately $6,193,000, or 31.5%, to approximately $25,884,000, compared to approximately $19,691,000 for the six months ended June 30, 2009.  Generally, gross billings have increased due to the Company’s clients spending more on advertising and the Company having the desired talent available to its clients. During the six months ended June 30, 2010, the Wilhelmina Companies experienced an increase in gross billings across the core modeling business of approximately 34% and an increase in gross billings in the WAM business of approximately 25% compared to gross billings generated by the respective divisions during the six months ended June 30, 2009.  Gross billings of the WAM division represented approximately 15% of total gross billings for the six months ended June 30, 2010, compared to approximately 16% for the six months ended June 30, 2009.  During the six months ended June 30, 2010, gross billings of the various boards of the core modeling business experienced positive growth ranging from 29% to 96% compared to the six months ended June 30, 2009.  One board experienced negative growth of -4%.

Revenues net of model costs

During the six months ended June 30, 2010, revenues net of model costs of the Wilhelmina Companies increased approximately $2,413,000, or 45.6%, to approximately $7,707,000, compared to approximately $5,294,000 during the six months ended June 30, 2009. The Wilhelmina Companies experienced increases in revenues net of model costs as a result of increases in gross billings for the core modeling business and from an increase in previously deferred revenues. The Company also experienced an increase in the revenue categorized as license fees and other income (model search contests, TV and certain licensing agreements) in its statement of operations for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Operating Expenses

Operating expenses consist of costs that support the operations of the Wilhelmina Companies, including payroll, rent, insurance, travel and professional fees.  During the six months ended June 30, 2010, operating expenses increased approximately $420,000, or 8.4%, to approximately $5,394,000, compared to approximately $4,974,000 during the six months ended June 30, 2009.  The increase in operating expenses is mainly attributable to increases in travel costs and professional fees.

INDEX

Salaries and Service Costs

During the six months ended June 30, 2010, salaries and service costs increased approximately $247,000, or 6.6%, to approximately $3,984,000, compared to approximately $3,737,000 during the six months ended June 30, 2009.   The Company has hired additional quality agents that have become available due to the economic downturn and has also sought to reduce head count to offset salary costs associated with new hires.  The increase in salaries and service costs is mainly attributable to an increase in travel costs.  Salaries and service costs as a percentage of total operating expenses were 73.9% and 75.1% for the six months ended June 30, 2010 and 2009, respectively.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees and technology costs.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than salaries and service costs.  During the six months ended June 30, 2010, office and general expenses increased approximately $173,000, or 14.0%, to approximately $1,410,000, compared to approximately $1,237,000 during the six months ended June 30, 2009.  Office and general expenses increased due to costs associated with revenue generating projects classified as other income and as a result of increased technology costs.  Office and general expenses, as a percentage of total operating expenses, were 26.1% for the six months ended June 30, 2010 and 24.9% for the six months ended June 30, 2009.

Pro Forma Operating Income

During the six months ended June 30, 2010, the pro forma operating income was approximately $2,313,000 compared to operating income of approximately $320,000 during the six months ended June 30, 2009, representing an increase of $1,993,000, or 622.8%.  The increase was primarily attributable to an increase in revenues, net of model costs, as a result of increases in gross billings for the core modeling and WAM businesses and from an increase in previously deferred revenues.

Liquidity and Capital Resources

The Company’s cash balance decreased to $1,271,000 at June 30, 2010, from $2,129,000 at December 31, 2009.  The decrease is primarily attributable to the repayment of the line of credit and the term note with Signature Bank, in the aggregate amount of $276,000, plus interest for the term note with Signature Bank and quarterly principal payments under the Esch Note totaling $500,000.

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

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to Signature Bank.  Accordingly, on December 31, 2009, the Company issued to Esch the Esch Note in the principal amount of $1,750,000.  Interest on the outstanding principal balance of the Esch Note accrues at the “Weighted Average Loan Document Rate” and is payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” is calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  Therefore, as of June 30, 2010, the effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note shall be repaid in quarterly installments of $250,000 until the Esch Note is paid.  The outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, is due and payable on December 31, 2010.  In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility.  The Esch Note is unsecured and is pre-payable by the Company at any time without penalty or premium.

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

INDEX

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

On December 22, 2009, the Company received the final determination of McGladrey with respect to the calculation of the purchase price adjustment.  McGladrey determined that a price adjustment was required which would enable the Company to repurchase 18,811,687 Restricted Shares, unless Esch and Krassner elect to purchase such shares in accordance with the relevant provisions of the Acquisition Agreement.

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

Earn Outs

In connection with the Wilhelmina Transaction, the Company entered into earn outs, which are payable in 2012 and are calculated as follows: (i) the WAM earn out is based on the three year average of audited WAM EBITDA, as defined in the Acquisition Agreement, beginning January 1, 2009, multiplied by 5, payable in cash or stock (at the Control Seller’s election), provided that the total payment will not exceed $10,000,000; and (ii) the Wilhelmina Miami earn out is based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Seller’s election). As of June 30, 2010, management’s estimate of the combined fair value of the WAM and Wilhelmina Miami earn outs was approximately $2,312,000.

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

INDEX

Off-Balance Sheet Arrangements

As of June 30, 2010, the Company had $180,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires in December 2010.

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

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of approximately $0 and $660,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

INDEX

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

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

The parties proceeded to the discovery phase of the case. In April 2010, the parties agreed to temporarily suspend discovery activities pending settlement discussions. No resolution has been reached, and there can be no assurance that any resolution will be reached outside of litigation.

INDEX

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 16, 2010	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

INDEX

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
________________
* Filed herewith