Form 10-Q
period 2010-09-30
Wilhelmina International, Inc.
filed 2010-11-15
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 15, 2010, the registrant had 129,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2010

INDEX

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	(Unaudited)
	September 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$1,259	$2,129
Accounts receivable, net of allowance for doubtful accounts of $471 and $323	10,021	6,378
Indemnification receivable	726	-
Prepaid expenses and other current assets	277	231
Total current assets	12,283	8,738

Property and equipment, net of accumulated depreciation of $100 and $84	304	284

Trademarks and intangibles with indefinite lives	8,467	8,467
Other intangible assets with finite lives, net of accumulated amortization of $3,016 and $1,624	5,321	6,713
Goodwill	12,647	12,647
Restricted cash	180	180
Other assets	311	70

Total assets	$39,513	$37,099

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,599	$2,724
Line of credit	-	250
Due to models	9,361	7,271
Deferred revenue	1,070	689
Foreign withholding claim subject to indemnification	726	-
Esch promissory note	1,000	1,750
Current portion of note payable and capital lease obligations	-	41
Total current liabilities	14,756	12,725

Long term liabilities
Other	14	40
Deferred revenue, net of current portion	488	669
Deferred income tax liability	1,800	1,800
Earn out-contingent liability	2,063	2,312
Total long-term liabilities	4,365	4,821

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding	1,294	1,294
Additional paid-in capital	85,072	85,072
Accumulated deficit	(65,974)	(66,813)
Total shareholders’ equity	20,392	19,553

Total liabilities and shareholders’ equity	$39,513	$37,099

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues
Revenues	$11,821	$9,108	$34,675	$22,211
License fees and other income	359	277	1,180	538
Total revenues	12,180	9,385	35,855	22,749

Model costs	8,108	6,527	24,076	15,695

Revenues net of model costs	4,072	2,858	11,779	7,054

Operating expenses
Salaries and service costs	2,011	1,756	5,995	4,580
Office and general expenses	767	629	2,177	1,541
Amortization and depreciation	481	490	1,447	1,225
Corporate overhead	290	276	1,014	885
Total operating expenses	3,549	3,151	10,633	8,231
Operating income (loss)	523	(293)	1,146	1,177

Other income (expense):
Miami earn-out fair value adjustment	249	-	249	-
Settlement expense	(300)	-	(300)	-
Acquisition transaction costs	-	(13)	-	(673)
Interest income	-	-	-	4
Interest expense	(14)	(22)	(52)	(53)
Total other income (expense)	(65)	(37)	(103)	(49)

Income (loss) before provision for income taxes	458	(328)	1,043	(1,899)

Provision for income taxes
Current	50	-	204	6
Deferred	-	-	-	-
	50	-	249	6

Net income (loss) applicable to common stockholders	$408	$(328)	$839	$(1,905)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$0.01	$(0.02)

Weighted average common shares outstanding	129,441	129,441	129,441	119,842

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net Income (loss)	$839	$(1,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	81	90
Amortization and depreciation	1,447	1,225
Settlement expense	300	-
Miami earn-out fair value adjustment	(249)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,724)	(919)
(Increase) decrease in prepaid expenses and other assets	(287)	107
Indemnification receivable	(726)	-
Increase in due to models	2,090	1,106
Increase (decrease) in accounts payable and accrued liabilities	(402)	829
Foreign withholding claim subject to indemnification	726	-
Increase in other liabilities	151	125
Net cash provided by operating activities	246	658

Cash flows from investing activities:
Acquisition of the Wilhelmina Companies, net of cash acquired	-	(14,763)
Purchase of property and equipment	(75)	(16)
Net cash used in investing activities	(75)	(14,779)

Cash flows from financing activities
Proceeds from issuance of common stock	-	3,000
Proceeds from line of credit	-	500
Repayment of line of credit	(250)	-
Repayment of Esch promissory note	(750)	-
Payments of debt	(41)	(165)
Net cash (used in) provided by financing activities	(1,041)	3,335

Net decrease in cash and cash equivalents	(870)	(10,786)
Cash and cash equivalents, beginning of period	2,129	11,735
Cash and cash equivalents, end of period	$1,259	$949

Supplemental disclosure of cash flow information
Cash paid for interest	$52	$53
Cash paid for income taxes	$141	$19

Supplemental disclosure of non-cash investing and financing activities
Equity issuance cost	$-	$139
Common stock issued in acquisition of Wilhelmina International	$-	$7,609

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

Wilhelmina Transaction

On August 25, 2008, the Company and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments Limited Partnership, a Nevada limited partnership (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, which closed February 13, 2009, the Company acquired the Wilhelmina Companies subject to the terms and conditions thereof (the “Wilhelmina Transaction”).  The Acquisition Agreement provided for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International became a wholly owned subsidiary of the Company and (ii) the Company's purchase of the outstanding equity interests of the other Wilhelmina Companies for cash.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”), to require additional disclosures regarding fair value measurements.  One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements of recurring Level 3 measurements.  Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operations and is not yet in a position to determine such effects.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in four different financial institutions in New York, Los Angeles and Miami.  Balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution.  At September 30, 2010, the Company had $198,000 of cash balances in financial institutions in excess of such insurance.  Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

Goodwill and Intangible Assets

Goodwill and intangible assets consist primarily of goodwill and buyer relationships resulting from the Wilhelmina Transaction and the revenue interest in Ascendant acquired in 2005 (see Note 8).  Goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test.  A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests.  Intangible assets with finite lives are amortized over useful lives ranging from 2 to 7 years.

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

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the three and nine months ended September 30, 2010 approximated $57,000 and $160,000, respectively, compared to $38,000 and $88,000 for the three and nine months ended September 30, 2009, respectively.

Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value as reflected in the accompanying condensed consolidated balance sheet due to (i) the short-term nature of financial instruments included in the current assets and liabilities or (ii) for non-short term financial instruments, the recording of such financial instruments at fair value.

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

INDEX

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of $0 for the nine months ended September 30, 2010, compared to $13,000 and $673,000 for the three and nine months ended September 30, 2009, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of September 30, 2010, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There was no change to the net amount of assets and liabilities recognized in the consolidated balance sheet as a result of the Company’s tax positions.

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

INDEX

The Company did not award stock based compensation during the nine months ended September 30, 2010 or 2009.

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

The Company has evaluated subsequent events that occurred after September 30, 2010 through the filing of this Form 10-Q.  Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

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

The purchase price was subject to certain post-closing adjustments, which were to be effected against a total of 19,229,746 shares of Common Stock (valued at approximately $2,307,000 on February 13, 2009) (the “Restricted Shares”) that were held in escrow pursuant to the Acquisition Agreement.   The Restricted Shares held in escrow were intended to support earn-out offsets and indemnification obligations of the Sellers.  The Control Sellers were required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustment, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, could be offset against any positive earn-out with respect to the other company.  Losses in excess of earn-out amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.  Working capital deficiencies could also reduce positive earn-out amounts.

INDEX

After the closing, the parties became engaged in a dispute relating to a purchase price adjustment being sought by the Company in connection with the Wilhelmina Transaction and other related matters.   On October 18, 2010, the Company, together with Newcastle Partners, L.P. (“Newcastle”) and the Control Sellers entered into a Global Settlement Agreement (the “Settlement Agreement”).  Under the Settlement Agreement, (i) a total of 18,811,686 Restricted Shares were released to the Control Sellers, (ii) all the Company’s future earn-out obligations relating to the operating results of WAM under the Acquisition Agreement were cancelled and (iii) (A) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2 million of the Company’s earn-out obligations relating to the operating results of Wilhelmina Miami under the Acquisition Agreement (the “Miami Earnout”) was cancelled and (B) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2 million was cancelled.  With respect to any portion of the Miami Earnout that may become payable, the Company further agreed not to assert any setoff thereto in respect of (1) any negative closing net asset adjustment determined under the Acquisition Agreement or (2) any divisional loss in respect of WAM.  The Company also reimbursed certain documented legal fees of the Control Sellers in the amount of $300,000, which amount was recorded as settlement expense in the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2010.

Pursuant to the Settlement Agreement, the parties agreed to dismiss the litigation then pending in the U.S. District Court, Southern District of New York concerning the Restricted Shares.  The parties also agreed to customary mutual releases and further agreed to withdraw their respective indemnification claims under the Acquisition Agreement, except that the Company preserved indemnification rights with respect to certain specified matters.

With respect to corporate governance matters, the Settlement Agreement required that (i) Newcastle and the Control Sellers concurrently enter into an amendment to that certain Mutual Support Agreement dated August 25, 2008, which amendment provides for the addition of two (2) independent directors to the Company’s Board of Directors, subject to a pre-determined selection process, and (ii) within six months following the execution of the Settlement Agreement, the Board must evaluate and consider updates and/or clarifications to the Company’s Bylaws, which updates shall address (a) the advance notice procedures for nominations and stockholder proposals, (b) the Company’s fiscal year and (c) such other matters as the Board determines.  The Company also agreed to enter into an amendment to its Rights Agreement to, among other things, rescind the designation of the Control Sellers as Acquiring Persons thereunder.

The Miami Earnout,  payable in 2012, is calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Seller’s election).  The fair value of the Miami Earnout was determined using the Company’s estimate (Level 3 inputs) that Wilhelmina Miami has a 75% probability of achieving the average EBITDA.

As of September 30, 2010, management’s estimate of the fair value of the Miami Earnout was reduced $249,000, as a result of a fair value adjustment, which was recorded in the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2010.  Certain continuing indemnification obligations of the Control Sellers under the Acquisition Agreement are subject to offset against the Miami Earnout.

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

INDEX

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle, which at that time owned 19,380,768 shares, or approximately 36% of the outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 31,526,517 shares of Common Stock, or approximately 24% of the Company’s outstanding Common Stock.  Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issued under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

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

INDEX

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

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to the bank.  Accordingly, on December 31, 2009, the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  Interest on the outstanding principal balance of the Esch Note accrues at the “Weighted Average Loan Document Rate” (as defined below) and is payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” is calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  Therefore, as of September 30, 2010, the effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note shall be repaid in quarterly installments of $250,000 until the Esch Note is paid.  The outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, is due and payable on December 31, 2010.  In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility. The Esch Note is unsecured and may be pre-paid by the Company at any time without penalty or premium.

The Company is currently exploring financing alternatives.

Note 6.  Restricted Cash

At September 30, 2010, the Company had $180,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in December 2010 (see Note 9).

Note 7.  Licensing Agreements

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which result in the revenue and the associated talent cost being recognized on a straight-line basis over the contract period.  The Company has also entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements totaling approximately $219,000 and $531,000 for the three and nine months ended September 30, 2010, respectively, and $89,000 and $225,000 for the three and nine months ended September 30, 2009, respectively.

INDEX

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

As of September 30, 2010, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of September 30, 2010, total compensation payable under the remaining contractual term of these agreements was approximately $1,891,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.  Subject to certain exceptions, as of September 30, 2010, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period in the amount of approximately $1,203,000.

During June, 2010, the Company signed a ten-year lease for its New York City office located at 300 Park Avenue South, with an effective date of January 1, 2011. The lease commits the Company to base monthly rental payments of approximately $40,000 per month during the term of the lease.

During the three months ended June 30, 2010, the Company received IRS notices totaling approximately $726,000 related to foreign withholding claims for tax years 2006 and 2008.  The Company is indemnified by the Control Sellers under the Acquisition Agreement for losses incurred as a result of such deficiency notice, and the Control Sellers have confirmed such responsibility to the Company.  Such indemnification is required to be satisfied in cash and/or, at the election of the Company, by offset to future earn-out payments.

Note 10.  Share Capital

On July 10, 2006, as amended on August 25, 2008, July 20, 2009, February 9, 2010, March 26, 2010, April 29, 2010, June 2, 2010, July 2, 2010, August 2, 2010, September 2, 2010, October 1, 2010 and October 18, 2010, the Company entered into a shareholder’s rights plan (the “Rights Plan”) that replaced the Company’s shareholder’s rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006.  The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

INDEX

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

INDEX

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

On September 2, 2010, the Company entered into a ninth amendment to the Rights Agreement (the “Ninth Rights Agreement Amendment”).  The Ninth Rights Agreement Amendment further amends the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, shall be the close of business on October 3, 2010.

INDEX

On October 1, 2010, the Company entered into a tenth amendment to the Rights Agreement (the “Tenth Rights Agreement Amendment”).  The Tenth Rights Agreement Amendment further amends the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, shall be the close of business on November 3, 2010.

On October 18, 2010, the Company entered into an eleventh amendment to the Rights Agreement (the “Eleventh Rights Agreement Amendment”).   The Eleventh Rights Agreement Amendment, entered into in connection with the Settlement Agreement, amends the definition of Distribution Date to provide that the Distribution Date shall not occur with respect to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event.  The Eleventh Rights Agreement Amendment also provides that the rights under the Rights Agreement shall not be affected by (i) those certain prior coordination activities among the Control Sellers which preceded the Company’s declaration of the Esch-Krassner Acquiring Event and which did not involve any acquisition of record or beneficial ownership of the Company’s securities other than any deemed acquisition of beneficial ownership by one Control Seller of Company securities owned of record by another Control Seller (including, without limitation, the specific activities described in the Schedules 13D (a) filed by Lorex, Esch and Peter Marty on November 20, 2009 and March 17, 2010 and (b) filed by Krassner L.P., Krassner and Krassner Investments, Inc. on November 20, 2009 and March 16, 2010) and (ii) similar past or future coordination activities between or among any Control Sellers which do not involve any acquisition of record or beneficial ownership of the Company’s securities other than any deemed acquisition of beneficial ownership by one Control Seller of Company securities owned of record by another Control Seller, whether or not reported on any Schedule 13D, including but not limited to (a) holding or expressing similar opinions regarding any matter affecting the Company or (b) coordinating activities as directors or stockholders of the Company (the foregoing clauses (i) and (ii), the “Wilhelmina Control Seller Coordination Activities”).  Specifically, the Eleventh Rights Agreement Amendment (i) amends the definition of Acquiring Person to provide that the Control Sellers shall not be deemed to be Acquiring Persons solely by virtue of any Wilhelmina Control Seller Coordination Activities, (ii) provides that a Distribution Date shall not be deemed to have occurred solely by virtue of any Wilhelmina Control Seller Coordination Activities, (iii) provides that Control Seller Coordination Activities shall not be deemed to be events that cause the Rights to become exercisable and (iv) amends the definition of Triggering Event to provide that no Triggering Event shall result solely by virtue of any Wilhelmina Control Seller Coordination Activities.

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

Note 11.  Income Taxes

As of December 31, 2009, the Company had a federal income tax loss carryforward of approximately $15,000,000, which begins expiring in 2019.  The Company reduced its deferred tax valuation allowance in 2009 by $24,469,000 due primarily to the expiration of the capital loss carryforward.  Realization of the Company’s carryforwards is dependent on future taxable income.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Transaction.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

INDEX

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

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $24,000 for the three and nine months ended September 30, 2010, respectively, and $8,000 and $48,000 for the three and nine months ended September 30, 2009, respectively.  The Company owed NCM $0 and approximately $78,000 as of September 30, 2010 and 2009, respectively, under the services agreement.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 4).

Note 13.  Treasury Stock

In 2000, the Company’s Board of Directors approved the adoption of a common stock repurchase program.  Under the terms of the program, the Company may purchase an aggregate of $25,000,000 of its Common Stock in the open market or in privately negotiated transactions.  The Company records repurchased Common Stock at cost. The Company made no purchases of Common Stock during the nine months ended September 30, 2010.  As of September 30, 2010, the Company has purchased an aggregate of $20,100,000, or 8,300,000 shares of Common Stock under the program, which shares have been canceled and are available for issuance.  The Company does not have any plans to make additional purchases of Common Stock under the program.

INDEX

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2010 and September 30, 2009.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

The following discussion of the results of operations for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, has been separated into two sections.  The first section is a discussion of the Company’s Unaudited Interim Condensed Consolidated Financial Statements included in this report, which takes into account the results of operations, financial condition and cash flows of the Wilhelmina Companies for the three and nine months ended September 30, 2010 and for the comparable periods in the prior year from February 13, 2009 (the closing date of the Wilhelmina Transaction) through September 30, 2009.  The second section is a discussion of pro forma unaudited financial information of the Wilhelmina Companies for the nine months ended September 30, 2010 and September 30, 2009, which does not take into account any amounts attributable to the Company’s operations at the holding company level during such periods, including corporate overhead, amortization of intangibles, acquisition transaction costs and interest income.

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

During the three months ended September 30, 2010, Wilhelmina has continued to see improvement in its clients’ willingness to spend on the services it provides as evidenced by an increase in demand for models. During this period, the Wilhelmina Companies experienced an increase in the rate of revenue growth compared to the three months ended September 30, 2009.  In the current economic environment, there can be no assurance as to the effects on the Company of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, the Company’s efforts to respond to them will be effective.

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

Ascendant

On October 5, 2005, the Company made an investment in Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $52,700,000 and $35,200,000 as of September 30, 2010 and September 30, 2009, respectively.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

INDEX

Beginning in April 2009, the Company began incurring compensation expense of approximately $450,000 annually, related to salaries paid to the chief executive officer, chief financial officer and general counsel of the Company.  Also, following the closing of the Wilhelmina Transaction, the Company continued the employment of Esch to facilitate the transition of the Wilhelmina Companies’ business to the executive management team.  During the three months ended September 30, 2009, the Company entered into a consulting agreement with Esch that had an annual cost of $150,000.  During the fourth quarter of 2009, the Company terminated the consulting agreement with Esch.  The Company incurred compensation and consulting expenses relating to Esch’s previous employment arrangement with the Wilhelmina Companies and his consulting agreement with the Company totaling approximately $33,000 for the three months ended September 30, 2009 and $80,000 for the year ended December 31, 2009.  These costs have been classified as corporate overhead, and along with the executive compensation expenses and other corporate overhead costs, somewhat offset the $1,725,000 of eliminated costs described in the preceding paragraph.

Gross Billings

Gross billings for the three months ended September 30, 2010 increased approximately $3,789,000, or 37.8%, to approximately $13,800,000, compared to approximately $10,011,000 for the three months ended September 30, 2009.  Generally, gross billings increased due to the Company’s clients spending more on advertising and the Company having the desired talent available to its clients. During the three months ended September 30, 2010, the Wilhelmina Companies experienced an increase in gross billings across the core modeling business of approximately 30% and an increase in gross billings in the WAM business of approximately 117% compared to gross billings generated by the respective divisions during the three months ended September 30, 2009.  Gross billings of the WAM division represented approximately 16% of total gross billings for the three months ended September 30, 2010, compared to approximately 10% for the three months ended September 30, 2009.  During the three months ended September 30, 2010, gross billings of the various boards of the core modeling business experienced positive growth ranging from 17% to 100%, and one board experienced negative growth of 8%, compared to the three months ended September 30, 2009.

Gross billings for the nine months ended September 30, 2010 increased approximately $14,661,000, or 58.6%, to approximately $39,684,000, compared to approximately $25,023,000 for the nine months ended September 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the nine months ended September 30, 2009, generated gross billings of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009.

Revenues

During the three months ended September 30, 2010, revenues increased approximately $2,713,000, or 29.8%, to approximately $11,821,000, compared to approximately $9,108,000 during the three months ended September 30, 2009.  During the three months ended September 30, 2010, the Company experienced increases in revenues, as a result of increases in gross billings for the core modeling business and revenues previously deferred.

INDEX

During the nine months ended September 30, 2010, revenues increased approximately $12,464,000, or 56.1%, to approximately $34,675,000, compared to approximately $22,211,000 during the nine months ended September 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the nine months ended September 30, 2009, recorded revenues of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statement of operations for the nine months ended September 30, 2009.

License Fees and Other Income

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three and nine months ended September 30, 2010, management fee income from the unconsolidated affiliate amounted to approximately $27,000 and $81,000, respectively, compared to $31,000 and $72,000 for the three and nine months ended September 30, 2009.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the three and nine months ended September 30, 2010, license fees totaled approximately $53,000 and $143,000, respectively, compared to $62,000 and $138,000 for the three and nine months ended September 30, 2009.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents.  During the three and nine months ended September 30, 2010, revenue from these licensing agreements totaled approximately $219,000 and $531,000, respectively, compared to $89,000 and $225,000 for the three and nine months ended September 30, 2009.

Other income includes the following: mother agency fees that are paid to the Company by another agency when the other agency books a model under contract with the Company for a client engagement; fees derived from participants in the Company’s model search contests; and television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which recently completed its third season on the network channel TV Land Prime.  The television series documents the lives of women competing in a modeling competition.  The Wilhelmina Companies provided the television series with the talent and the “Wilhelmina” brand image, and will agree to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus certain fees, as defined.

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the nine months ended September 30, 2009, recorded license fees and other income of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statement of operations for the nine months ended September 30, 2009.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.  Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost.  During the three months ended September 30, 2010, model costs increased approximately $1,581,000, or 24.2%, to approximately $8,108,000, compared to approximately $6,527,000 during the three months ended September 30, 2009. Model costs increased 24.2% compared to the prior year quarter as a result of a 29.8% increases in revenues as compared to the prior year quarter. Model costs increased somewhat less than expected, given the increase in revenues, due to a greater recovery of certain fixed model costs which results from an increased utilization of models.

INDEX

During the nine months ended September 30, 2010, model costs increased approximately $8,381,000, or 53.4%, to approximately $24,076,000, compared to approximately $15,695,000 during the nine months ended September 30, 2009.

During the three and nine months ended September 30, 2010, model costs as a percentage of revenues were approximately 68.6% and 69.4%, respectively, compared to 71.7% and 70.7%, respectively, during the three and nine months ended September 30, 2009. Margins improved slightly from the prior year periods due to an increased utilization of the Company’s models which results in a greater recovery of certain fixed model costs.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the nine months ended September 30, 2009, recorded model costs of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statement of operations for the nine months ended September 30, 2009.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.  During the three months ended September 30, 2010, operating expenses increased approximately $398,000, or 12.6%, to approximately $3,549,000, compared to approximately $3,151,000 during the three months ended September 30, 2009.  The increase in operating expenses is mainly attributable to increases in salaries and service costs and office and general expenses.

During the nine months ended September 30, 2010, operating expenses increased approximately $2,402,000, or 29.2%, to approximately $10,633,000, compared to approximately $8,231,000 during the nine months ended September 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the nine months ended September 30, 2009, recorded operating expenses of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statement of operations for the nine months ended September 30, 2009.  All operating costs except corporate overhead expenses are attributable to the Wilhelmina Companies and are discussed below.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.  During the three months ended September 30, 2010, salaries and service costs increased approximately $255,000, or 14.5%, to approximately $2,011,000, compared to approximately $1,756,000 during the three months ended September 30, 2009.   The Company experienced increased travel costs in connection with delivering services to its customers and models due to increased gross billings and also in pursuit of generating new revenues.

During the nine months ended September 30, 2010, salaries and service costs increased approximately $1,415,000, or 30.9%, to approximately $5,995,000, compared to approximately $4,580,000 during the nine months ended September 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the nine months ended September 30, 2009, recorded salaries and service costs of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statement of operations for the nine months ended September 30, 2009.

INDEX

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.  During the three months ended September 30, 2010, office and general expenses increased approximately $138,000, or 21.9%, to approximately $767,000, compared to approximately $629,000 during the three months ended September 30, 2009.  Office and general expenses increased due to costs associated with  professional fees and technology.

During the nine months ended September 30, 2010, office and general expenses increased approximately $636,000, or 41.3%, to approximately $2,177,000, compared to approximately $1,541,000 during the nine months ended September 30, 2009.  The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore, for the nine months ended September 30, 2009, recorded office and general expenses of the Wilhelmina Companies for the period from February 13, 2009 through September 30, 2009, in its statements of operations for the nine months ended September 30, 2009.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and nine months ended September 30, 2010, depreciation and amortization expense totaled $481,000 and $1,447,000, respectively (of which $463,000 and $1,389,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction, respectively), compared to $490,000 and $1,225,000 during the three and nine months ended September 30, 2009, respectively (of which $463,000 and $1,159,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction, respectively).  Fixed asset purchases totaled approximately $75,000 and $16,000 during the nine months ended September 30, 2010 and September 30, 2009, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, compensation and consulting fees to Esch, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel.  During the three and nine months ended September 30, 2010, corporate overhead approximated $290,000 and $1,014,000, respectively, compared to $276,000 and $885,000 for the three and nine months ended September 30, 2009, respectively. The increase in corporate overhead for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily attributable to an increase in accounting and tax fees. The increase in corporate overhead for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is mainly attributable to nine months of officer compensation during the nine month period ended September 30, 2010, compared to only six months of officer compensation during the nine month period ended September 30, 2009. The Company commenced payment of compensation to executive officers who filled the roles of chief executive officer, chief financial officer and general counsel of the Company following the Wilhelmina Transaction effective April 1, 2009 (see Expense Trends discussion above).

INDEX

Miami Earn-Out Adjustment

In connection with the Settlement Agreement reached October 18, 2010, (A) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2 million of the Miami Earnout was cancelled and (B) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2 million was cancelled.  As a result, an adjustment of $249,000 was recorded in the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2010.

The Miami Earnout, payable in accordance with the Acquisition Agreement, is calculated based on the  three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Seller’s election).  As of September 30, 2010, management’s estimate of the combined fair value of the Miami Earnout was approximately $2,063,000.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.  No asset impairment charges were incurred during the nine months ended September 30, 2010 and 2009.

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

As of December 31, 2008, the Company had deferred approximately $139,000 of costs associated with the Wilhelmina Transaction, which the Company determined were related to the issuance of equity securities.  These costs were reclassified as a reduction of capital when the equity securities were issued at the closing of the acquisition.  The Company recorded acquisition transaction costs of approximately $0 and $673,000 for the nine months ended September 30, 2010 and 2009, respectively.

Interest Income

Interest income totaled approximately $0 and $4,000 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in interest income is the result of a significant decrease in yields and cash balances.

Interest Expense

Interest expense totaled approximately $14,000 and $52,000 for the three and nine months ended September 30, 2010, respectively, compared to approximately $22,000 and $53,000 for the three and nine months ended September 30, 2009, respectively.  Through January 2010, the Company had in place a credit facility with Signature Bank that included a term note with a fixed annual interest rate of 6.65% and a revolving credit line.  Interest on the revolving credit line component of the credit facility with Signature Bank was payable monthly at an annual rate of prime plus one-half percent.  In January 2010, pursuant to a demand for payment from Signature Bank, the aggregate principal amount of the note and the balance of the Company’s revolving credit line, in the aggregate amount of $276,000, were repaid together with accrued interest.  Effective December 31, 2009, interest expense also includes interest on the Esch Note.  The decrease in interest for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, is the result of declines in the balances of the Signature Facility and Esch Note due to principal payments. See Liquidity and Capital Resources below for further discussion.

INDEX

PRO FORMA RESULTS OF OPERATIONS OF THE WILHELMINA COMPANIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Pro Forma Operating Income of the Wilhelmina Companies compared to the historical information for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	(in thousands)
	2010			2009
		% of Revenues net of model costs	% of Operating Expenses		% of Revenues net of model costs	% of Operating Expenses
Total revenues	$35,855			$27,244
Model costs	24,076			19,092
Revenues net of model costs	11,779			8,152

Operating expenses:
Salaries and service costs	5,995	50.9%	73.4%	5,493	67.4%	74.6%
Office and general expenses	2,177	18.5%	26.6%	1,866	22.9%	25.4%
Total operating expenses	8,172	69.4%	100%	7,359	90.3%	100%

Pro forma operating income	$3,607			$793

Gross Billings

Gross billings for the nine months ended September 30, 2010 increased approximately $9,982,000, or 33.6%, to approximately $39,684,000, compared to approximately $29,702,000 for the nine months ended September 30, 2009.  Generally, gross billings have increased due to the Company’s clients spending more on advertising and the Company having the desired talent available to its clients. During the nine months ended September 30, 2010, the Wilhelmina Companies experienced an increase in gross billings across the core modeling business of approximately 32% and an increase in gross billings in the WAM business of approximately 45% compared to gross billings generated by the respective divisions during the nine months ended September 30, 2010.  Gross billings of the WAM division represented approximately 16% of total gross billings for the nine months ended September 30, 2010, compared to approximately 16% for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, gross billings of the various boards of the core modeling business experienced positive growth ranging from 3% to 89% compared to the nine months ended September 30, 2009.

INDEX

Revenues net of model costs

During the nine months ended September 30, 2010, revenues net of model costs of the Wilhelmina Companies increased approximately $3,627,000, or 44.5%, to approximately $11,779,000, compared to approximately $8,152,000 during the nine months ended September 30, 2009. The Wilhelmina Companies experienced increases in revenues net of model costs as a result of increases in gross billings for the core modeling business and from an increase in previously deferred revenues. The Company also experienced an increase in the revenue categorized as license fees and other income (model search contests, TV and certain licensing agreements) in its statement of operations for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Operating Expenses

Operating expenses consist of costs that support the operations of the Wilhelmina Companies, including payroll, rent, insurance, travel and professional fees.  During the nine months ended September 30, 2010, operating expenses increased approximately $813,000, or 11.0%, to approximately $8,172,000, compared to approximately $7,359,000 during the nine months ended September 30, 2009.  The increase in operating expenses is mainly attributable to increases in travel costs, salaries and professional fees.

Salaries and Service Costs

During the nine months ended September 30, 2010, salaries and service costs increased approximately $502,000, or 9.1%, to approximately $5,995,000, compared to approximately $5,493,000 during the nine months ended September 30, 2009.   The Company has hired additional quality agents that have become available due to the economic downturn and has also sought to reduce head count to offset salary costs associated with new hires.  The increase in salaries and service costs is mainly attributable to an increase in travel costs.  Salaries and service costs as a percentage of total operating expenses were 73.4% and 74.6% for the nine months ended September 30, 2010 and 2009, respectively.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, overhead expenses, insurance expenses, professional fees and technology costs.  These costs are less directly linked to changes in the Wilhelmina Companies’ revenues than salaries and service costs.  During the nine months ended September 30, 2010, office and general expenses increased approximately $311,000, or 16.7%, to approximately $2,177,000, compared to approximately $1,866,000 during the nine months ended September 30, 2009.  Office and general expenses increased due to costs associated with revenue generating projects classified as other income and as a result of increased professional fees and technology costs.  Office and general expenses, as a percentage of total operating expenses, were 26.6% for the nine months ended September 30, 2010 and 25.4% for the nine months ended September 30, 2009.

Pro Forma Operating Income

During the nine months ended September 30, 2010, the pro forma operating income was approximately $3,607,000 compared to operating income of approximately $793,000 during the nine months ended September 30, 2009, representing an increase of $2,814,000, or 354.9%.  The increase was primarily attributable to an increase in revenues, net of model costs, as a result of increases in gross billings for the core modeling and WAM businesses and from an increase in previously deferred revenues.

INDEX

Liquidity and Capital Resources

The Company’s cash balance decreased to $1,259,000 at September 30, 2010, from $2,129,000 at December 31, 2009.  The decrease is primarily attributable to the repayment of the line of credit and the term note with Signature Bank, in the aggregate amount of $276,000, plus interest for the term note with Signature Bank and quarterly principal payments under the Esch Note totaling $750,000.

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

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to Signature Bank.  Accordingly, on December 31, 2009, the Company issued to Esch the Esch Note in the principal amount of $1,750,000.  Interest on the outstanding principal balance of the Esch Note accrues at the “Weighted Average Loan Document Rate” and is payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” is calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  Therefore, as of September 30, 2010, the effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note shall be repaid in quarterly installments of $250,000 until the Esch Note is paid.  The outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, is due and payable on December 31, 2010.  In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility.  The Esch Note is unsecured and is pre-payable by the Company at any time without penalty or premium.

INDEX

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

Earn Out

The Miami Earnout, payable in accordance with the Acquisition Agreement (see Note 4 to the accompanying financial statements) is calculated based on the  three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Seller’s election).  As of September 30, 2010, management’s estimate of the fair value of the Miami Earnout was approximately $2,063,000.

Off-Balance Sheet Arrangements

As of September 30, 2010, the Company had $180,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires in December 2010.

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

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of approximately $0 and $673,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

INDEX

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

INDEX

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

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

On December 23, 2009, the Company was served with a lawsuit filed by the Control Sellers in the U.S. District Court, Southern District of New York, relating to a purchase price adjustment being sought by the Company in connection with the Wilhelmina Transaction.  The Company had notified the Control Sellers of a required $6,193,400 post-closing downward adjustment to the purchase price in connection with the Wilhelmina Transaction.  The Company notified the Control Sellers that based on the amount of the purchase price adjustment, each of Esch and Krassner were required to pay (or cause Lorex and Krassner L.P. to pay) to the Company $2,250,000 in cash (or $4,500,000 in the aggregate) and if either Esch or Krassner failed to timely make (or cause Lorex or Krassner L.P. to timely make) the required cash payment, the Company had the right under the Acquisition Agreement to promptly repurchase for $0.0001 per share 50% of such number of Restricted Shares determined based on a specified formula (or a total of 100% of such number of shares in the event both Esch and Krassner failed to timely make the cash payments).  The Company believed that, based on its purchase price adjustment calculation, it had the right to repurchase 18,811,687 Restricted Shares (all such shares held in escrow for purposes of the adjustment) in the event the Control Sellers failed to make the required cash payments.  The Control Sellers responded that they did not believe the Company gave timely notice of its calculations of the purchase price adjustment in accordance with the provisions of the Acquisition Agreement and that they disagreed with certain of the Company’s calculations.  The Company believed its calculations of the purchase price adjustment were accurate and were timely submitted to the Control Sellers in accordance with the provisions of the Acquisition Agreement.  After the parties failed to resolve their dispute regarding the calculation of the purchase price adjustment, the parties retained McGladrey in accordance with the terms of the Acquisition Agreement to make a final determination as to the purchase price adjustment based on the calculations and supporting documentation submitted by the respective parties.  McGladrey determined that a price adjustment was required which would enable the Company to repurchase 18,811,687 Restricted Shares, unless the Control Sellers elected to make cash payments in accordance with the relevant provisions of the Acquisition Agreement.  The Control Sellers filed the lawsuit seeking a declaration that as a result of its alleged failure to comply with the notice deadline in the Acquisition Agreement, the Company was barred from seeking any such purchase price adjustment.  The lawsuit also sought to enjoin the Company from repurchasing the Restricted Shares and the escrow agent from effecting any such repurchase by the Company.

On February 12, 2010, the Company responded that its notice was timely.  The Company also filed a counterclaim with the Court requesting a declaration that (a) the determination of McGladrey with respect to the purchase price adjustment was final and binding on the parties and (b) the Company was entitled to repurchase the Restricted Shares consistent with such determination and in accordance with the Acquisition Agreement.  The Company also sought an order directing the escrow agent to release the Restricted Shares to the Company for repurchase.

On February 2, 2010, the Company asserted a claim against the Control Sellers in the amount of approximately $1,600,000 under the indemnification provisions of the Acquisition Agreement related to certain representations, warranties and covenants thereunder.

INDEX

On October 18, 2010, the Company, together with Newcastle and the Control Sellers entered into a Global Settlement Agreement (the “Settlement Agreement”).  Under the Settlement Agreement, (i) a total of 18,811,686 Restricted Shares were released to the Control Sellers, (ii) all the Company’s future earn-out obligations relating to the operating results of WAM under the Acquisition Agreement were cancelled and (iii) (A) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2 million of the Company’s earn-out obligations relating to the operating results of Wilhelmina Miami under the Acquisition Agreement (the “Miami Earnout”) was cancelled and (B) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2,000,000 was cancelled.  With respect to any portion of the Miami Earnout that may become payable, the Company further agreed not to assert any setoff thereto in respect of (1) any negative closing net asset adjustment determined under the Acquisition Agreement or (2) any divisional loss in respect of WAM.  The Company also reimbursed certain documented legal fees of the Control Sellers in the amount of $300,000.

Pursuant to the Settlement Agreement, the parties agreed to dismiss the litigation then pending in the U.S. District Court, Southern District of New York concerning the Restricted Shares.  The parties also agreed to customary mutual releases and further agreed to withdraw their respective indemnification claims under the Acquisition Agreement, except that the Company preserved indemnification rights with respect to certain specified matters.

With respect to corporate governance matters, the Settlement Agreement required that (i) Newcastle and the Control Sellers concurrently enter into an amendment to that certain Mutual Support Agreement dated August 25, 2008, which amendment provides for the addition of two (2) independent directors to the Company’s Board of Directors, subject to a pre-determined selection process, and (ii) within six months following the execution of the Settlement Agreement, the Board must evaluate and consider updates and/or clarifications to the Company’s Bylaws, which updates shall address (a) the advance notice procedures for nominations and stockholder proposals, (b) the Company’s fiscal year and (c) such other matters as the Board determines.  The Company also agreed to enter into an amendment to its Rights Agreement to, among other things, rescind the designation of the Control Sellers as Acquiring Persons thereunder.

Item 1.A.                  Risk Factors.

Not applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      (Removed and Reserved).

Item 5.                      Other Information.

None.

INDEX

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 15, 2010	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

INDEX

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
________________
* Filed herewith