Form 10-K/A
period 2009-12-31
Wilhelmina International, Inc.
filed 2011-03-18
CIK 1013706

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

As of March 15, 2011, the registrant had 129,440,752 shares of common stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Wilhelmina International, Inc. (“we,” “us,” “our,” “Wilhelmina” or the “Company”) for the year ended December 31, 2009, originally filed on March 31, 2010 and amended on April 30, 2010 (the “Original Form 10-K”).  We are filing this Amendment No. 2 to amend and restate our disclosure in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to remove all pro forma financial information and discussion thereof contained in the Original Form 10-K, which information had been provided on a voluntary basis, and to file as exhibits hereto certifications of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

There are no other changes to the Original Form 10-K other than those described above.  This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the changes set forth below.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

______________________________________________

PART II

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2009 and 2008, which takes into account the results of operations, financial condition and cash flows of the Wilhelmina business from February 13, 2009 (the closing date of the Wilhelmina Transaction) through December 31, 2009.  You should read this section in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

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

Management’s assessments of the recoverability and impairment tests of goodwill and intangible assets involve critical accounting estimates.  These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation.  Factors that management must estimate include, among others, the economic life of the asset, sales volume, prices, inflation, cost of capital, marketing spending, tax rates and capital spending.  These factors are even more difficult to predict when global financial markets are highly volatile.  When performing impairment tests, the Company estimates the fair values of the assets using management’s best assumptions, which it believes would be consistent with what a hypothetical marketplace participant would use.  Estimates and assumptions used in these tests are evaluated and updated as appropriate.  The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus the accounting estimates may change from period to period.  If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.3
Amendment to Rights Agreement, dated August 25, 2008, by and between New Century Equity Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 26, 2008).

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

10.9	Letter Agreement, dated February 13, 2009, by and between New Century Equity Holdings Corp. and Dieter Esch (incorporated by reference from Exhibit 10.2 to Form 8-K, dated February 18, 2009).

10.10	Promissory Note, dated December 31, 2009, issued by Wilhelmina International, Inc. to Dieter Esch (incorporated by reference from Exhibit 10.1 to Form 8-K, dated January 6, 2010).

14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).

21.1	List of Subsidiaries (previously filed with the Original Form 10-K).

23.1	Consent of Burton, McCumber & Cortez, L.L.P. (previously filed with the Original Form 10-K).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.

Date: March 17, 2011	By:	/s/ Mark E. Schwarz
	Name:	Mark E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2011.

/s/ Mark E. Schwarz	Chief Executive Officer and
Mark E. Schwarz	Chairman of the Board
(Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer
John P. Murray	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton Coleman	Director
Clinton Coleman

/s/ James Dvorak	Director
James Dvorak

/s/ Horst-Dieter Esch	Director
Horst-Dieter Esch

Director
Brad Krassner

/s/ Mark Pape	Director
Mark Pape

/s/ James Roddey	Director
James Roddey