Form 10-K
period 2010-12-31
Wilhelmina International, Inc.
filed 2011-03-31
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).   ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,151,848.

As of March 31, 2011, the registrant had 129,440,752 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its Annual Meeting of Shareholders for the fiscal year ended December 31, 2010 to be held on a date to be determined, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2010.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2010

i

PART I

ITEM 1.                 BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, the Company’s success in integrating the operations of the Wilhelmina Companies (as defined below) in a timely manner, the Company’s ability to realize the anticipated benefits of the Wilhelmina Companies to the extent, or in the timeframe, anticipated, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission (“SEC”).  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

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

The Company’s core fashion model management business is headquartered in New York City and also includes locations in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. and in Panama. The Company’s corporate headquarters are in Dallas, Texas.

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

Board Name	Location	Target Market
Women	NYC, LA, Miami	High-end female fashion models
Men	NYC, LA, Miami	High-end male fashion models
Sophisticated Men	NYC	Established male fashion models
Sophisticated Women	NYC	Established female fashion models
Curve	NYC	Full-figured female fashion models
Runway and W Media	NYC, LA, Miami	Catwalk and designer client services
Lifestyle	NYC, LA, Miami	Commercial print bookings
Fitness	NYC	Fit or athletic models
Kids*	NYC	Child models
____________

*	Through partial ownership of Wilhelmina Kids & Creative Management LLC

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

Wilhelmina Artist Management Business

WAM has two primary sources of revenue:  commissions paid by talent as a percentage of their gross earnings and royalties (WAM may occasionally obtain an equity interest in a product line or company in consideration for its services).  WAM currently represents superstars such as Fergie, Enrique Iglesias, Natasha Bedingfield, Nicole Scherzinger, Estelle and many others for whom Wilhelmina seeks to secure fashion campaigns, endorsements and marketing opportunities. WAM has secured commercial endorsements, fashion campaigns and sponsorships for its talent with clients such as Calvin Klein, Avon, Brown Shoe, Coca-Cola, SAP, General Motors, Cover Girl, Dessert Beauty, Donna Karan, Hershey’s, Hugo Boss, L’Oreal, Mattel, Nautica, Nestle, Nike, Proctor & Gamble Company and Pizza Hut.

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

Film and Television

The film and television business consists of television syndication royalties and production series contracts.  In 2005, the Wilhelmina Companies produced the television show “The Agency” for the VH1 television network.  In 2007, the Wilhelmina Companies entered into an agreement with the TV Land television network to develop a television series entitled “She’s Got the Look”, which concluded its third season in 2010.

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

Also, over its 43 years of existence, Wilhelmina has created long standing client relationships and a number of business activities related to the fashion model management business that provide exposure to diverse markets and demographics.  The Company has also developed a professional workforce with years of talent management experience.

Clients and Customers

As of December 31, 2010, Wilhelmina had approximately 1,400 active models.  Wilhelmina’s active models include Mark Vanderloo, Gabriel Aubry, Alex Lundqvist, Enrique Palacios, Andreas Segura, Nicolas Malleville, Noah Mills, Josh Wald, Tyson Ballou, RJ Rogenski, Alexandra Richards, Rebecca Romijn, Manon Von Gerkan, Line Goost, Esther Canadas, Camila Alves, Kate Dillon, Beverly Johnson and Roshumba.

Wilhelmina serves approximately 2,000 external clients.  Wilhelmina’s customer base is highly diversified, with no customer accounting for more than 6% of overall gross revenues.  The top 100 customers of Wilhelmina together accounted for no more than approximately 62% of overall gross revenues during 2010.

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

EMPLOYEES

As of December 31, 2010, the Company had 78 employees, 56 of whom were located in New York City (including Sean Patterson, the President of Wilhelmina), nine of whom were located at Wilhelmina’s Miami office in Florida, ten of whom were located at Wilhelmina’s Los Angeles, California office and three of whom were located at the corporate headquarters in Dallas, Texas.

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

HISTORICAL OVERVIEW AND RECENT DEVELOPMENTS

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

After the closing, the parties became engaged in a dispute relating to a purchase price adjustment being sought by the Company in connection with the Wilhelmina Transaction and other related matters.   On October 18, 2010, the Company, together with Newcastle Partners, L.P. (“Newcastle”) and the Control Sellers entered into a Global Settlement Agreement (the “Settlement Agreement”).  Under the Settlement Agreement, (i) a total of 18,811,686 Restricted Shares were released to the Control Sellers, (ii) all the Company’s future earn-out obligations relating to the operating results of WAM under the Acquisition Agreement were cancelled and (iii) (A) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2 million of the Company’s earn-out obligations relating to the operating results of Wilhelmina Miami under the Acquisition Agreement (the “Miami Earnout”) was cancelled and (B) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2 million was cancelled.  With respect to any portion of the Miami Earnout that may become payable, the Company further agreed not to assert any setoff thereto in respect of (1) any negative closing net asset adjustment determined under the Acquisition Agreement or (2) any divisional loss in respect of WAM.  The Company also reimbursed certain documented legal fees of the Control Sellers in the amount of $300,000, which amount was recorded as settlement expense in the accompanying consolidated statement of operations for the year ended December 31, 2010.

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

At the Annual Meeting of Stockholders of the Company held on January 20, 2011, the stockholders of the Company elected Mark Schwarz, Clinton Coleman, James Dvorak, Horst-Dieter Esch, Brad Krassner, Mark Pape and James Roddey to serve as directors until the Company’s next annual meeting of stockholders or until their successors have been duly elected and qualified.

Newcastle Financing Agreement

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle, which at that time owned 19,380,768 shares or approximately 36% of the outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 34,064,466 shares of Common Stock, or approximately 26% of the Company’s outstanding Common Stock.  In addition, under the Equity Financing Agreement, Newcastle committed to purchase, at the Company’s election at any time or times prior to six months following the closing, up to an additional $2,000,000 (8,097,166 shares) of Common Stock on the same terms.  The Company’s election right expired on August 13, 2009.  Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issued under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

PRE-WILHELMINA

The Company was formerly known as New Century Equity Holdings Corp. (“NCEH”) and Billing Concepts Corp. and was incorporated in the state of Delaware in 1996.

Until the Company’s acquisition of the Wilhelmina Companies in February 2009, during the prior three years, the Company was in a transition period during which it sought to redeploy its assets to enhance shareholder value by evaluating potential acquisition and merger candidates.  During this transition period, the Company’s sole operating business represented an investment in ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  The Company has not recorded any revenues in connection with its investment in Ascendant since July 2006.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration
Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	6,000	June 30, 2011
Office for Miami-based operations – Miami, FL	2,100	October 1, 2011
Three model apartments – New York, NY	6,000	August 30, 2012
One model apartment – Los Angeles, CA	1,500	month to month
Four model apartments – Miami, FL	1,500	October 1, 2011

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

ITEM 4.                 (REMOVED AND RESERVED)

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is currently quoted on the OTC QX Marketplace (the “OTCQX”) under the symbol “WHLM.OB.”  Prior to February 19, 2009, the Common Stock was quoted on the OTC Bulletin Board under the symbol “NCEH.OB.”  The table below sets forth the high and low bid prices for the Common Stock from January 1, 2009 through December 31, 2010.  These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions, and are based on information from published financial sources:

	High	Low
Year Ended December 31, 2009:
1st Quarter	$0.21	$0.12
2nd Quarter	$0.19	$0.10
3rd Quarter	$0.18	$0.09
4th Quarter	$0.12	$0.07

Year Ended December 31, 2010:
1st Quarter	$0.15	$0.09
2nd Quarter	$0.13	$0.09
3rd Quarter	$0.13	$0.10
4th Quarter	$0.16	$0.10

Shareholders

As of March 30, 2011, there were 129,440,752 shares of Common Stock outstanding, held by 499 holders of record.  The last reported sales price of the Common Stock was $0.19 per share on March 30, 2011.

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

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2010 and 2009.  You should read this section in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

Also, please note that the discussion of our results of operations for the year ended December 31, 2009, as it pertains to the Wilhelmina Companies, only includes results of operations, financial condition and cash flows of the Wilhelmina business from February 13, 2009 (the closing date of the Wilhelmina Transaction) through December 31, 2009.

OVERVIEW

Wilhelmina’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. and Panama.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

Wilhelmina has strong brand recognition that enables it to attract and retain top talent to service a broad universe of quality media and retail clients.

The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by print and TV advertising campaigns for consumer goods and retail clients.  Contractions in the availability of business and consumer credit, a decrease in consumer spending, a significant rise in unemployment and other factors have all led to increasingly volatile capital markets over the course of 2008 and 2009.  In early 2009, the financial services, automotive and other sectors of the global economy came under increased pressure, resulting in, among other consequences, extraordinarily difficult conditions in the capital and credit markets and a global economic recession that, during 2009, negatively impacted Wilhelmina’s clients’ spending on the services that the Wilhelmina Companies provide.  During 2009 and 2010, the Company focused on cutting costs and recruiting top agents when available and continued to develop and scout new talent. As a result, during 2010, Wilhelmina realized significant growth in its gross billings partly due to its deeper bench of agents and new talent and also partly due to improvement in its clients’ willingness to spend on the related services it provides.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully in 2010.  Accordingly, the Company believes that the current economic climate will create new growth opportunities for strong industry leaders such as Wilhelmina.

Wilhelmina has seen an increasingly strong influx of talent, at both the new and seasoned talent levels, and believes it is increasingly attractive as an employer for successful agents across the industry as evidenced by the quality of agents expressing an interest in joining Wilhelmina.  Similarly, new business and branding opportunities directly or indirectly relating to the fashion industry are being brought to Wilhelmina’s attention. In order to take advantage of these opportunities and support its continued growth, Wilhelmina will need to continue to successfully allocate resources and staffing in a way that enhances its ability to respond to these new opportunities.

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) amounting to approximately $156 billion in 2009 and 2010, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

Due to the increasing ubiquity of the Internet as a standard business tool, the Wilhelmina Companies have increasingly sought to harness the opportunities of the Internet and other digital media to improve their communications with clients and to facilitate the effective exchange of fashion model and talent information.  During 2010, the Company made significant investments in technology in pursuit of gains in efficiency and better communications with customers.  At the same time, the Internet presents challenges for the Wilhelmina Companies, including (i) the cannibalization of traditional print advertising business and (ii) pricing pressures with respect to photo shoots and client engagements.

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

Ascendant

On October 5, 2005, the Company made an investment in Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $59,100,000 and $37,600,000 as of December 31, 2010 and December 31, 2009, respectively.

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

Based on discussions with the management of Ascendant during 2009, and an assessment of the future near-term expected cash flows from the revenue interest, the Company determined that the present value of expected cash flows from the Ascendant revenue interest is nominal.  Therefore, the Company recognized an asset impairment charge of $803,000 for the year ended December 31, 2009.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

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

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore the results of operations of the Company for the year ended December 31, 2009, discussed below, only include operating results of the Wilhelmina Companies for the period from February 13, 2009 through December 31, 2009.

Gross Billings

Gross billings for the year ended December 31, 2010 increased approximately $15,300,000, or 41.1%, to approximately $52,484,000, compared to approximately $37,184,000 for the year ended December 31, 2009.  Generally, gross billings increased due to the Company’s clients spending more on advertising and the Company having the desired talent available to its clients. During the year ended December 31, 2010, the Wilhelmina Companies experienced a significant increase in gross billings across the core modeling business, which was partially offset by a year over year decrease in gross billings in the WAM business. Gross billings of the WAM division represented approximately 13% of total gross billings for the year ended December 31, 2010, compared to approximately 19% for the year ended December 31, 2009. During the year ended December 31, 2010, gross billings of the various boards of the core modeling business experienced positive growth ranging from 3% to 106%, and one board experienced negative growth of 8%, compared to the year ended December 31, 2009.

Revenues

During the year ended December 31, 2010, revenues increased approximately $16,164,000, or 51.7%, to approximately $47,428,000, compared to approximately $31,264,000 during the year ended December 31, 2009.  This increase in revenues is attributable to increases in gross billings for the core modeling business and recognition of revenues previously deferred.

License Fees and Other Income

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the year ended December 31, 2010, management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000, compared to $101,000 for the year ended December 31, 2009.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the year ended December 31, 2010, license fees totaled approximately $192,000, compared to $154,000 for the year ended December 31, 2009.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents.  During the year ended December 31, 2010, revenue from these licensing agreements totaled approximately $780,000, compared to $324,000 for the year ended December 31, 2009.

Other income includes the following: fees derived from participants in the Company’s model search contests and television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which, in 2010, completed its third season on the network channel TV Land Prime.  The television series documents the lives of women competing in a modeling competition. The Company provided the television series with the talent and the “Wilhelmina” brand image, and agreed to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus certain fees, as defined.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.  Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost.  During the year ended December 31, 2010, model costs increased approximately $10,943,000, or 49.9%, to approximately $32,838,000, compared to approximately $21,895,000 during the year ended December 31, 2009. Increases in model costs are a direct result of an increase in the utilization of models by the customers of the Company and an increase in average billing rates for models. During the year ended December 31, 2010, model costs as a percentage of revenues were approximately 69.2%, compared to 70.0% during the year ended December 31, 2009. Margins improved slightly from the prior year periods due to an increased utilization of the Company’s models which results in a greater recovery of certain fixed model costs.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.  During the year ended December 31, 2010, operating expenses increased approximately $1,886,000, or 14.8%, to approximately $14,596,000, compared to approximately $12,710,000 during the year ended December 31, 2009. The increase in operating expenses is mainly attributable to increases in salaries and service costs and office and general expenses.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.  During the year ended December 31, 2010, salaries and service costs increased approximately $1,807,000, or 27.8%, to approximately $8,312,000, compared to approximately $6,505,000 during the year ended December 31, 2009. The Company experienced increased travel costs in connection with delivering services to its customers and models due to increased gross billings and also in pursuit of generating new revenues. The Company also incurred additional incentive compensation for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to the achievement of performance targets by certain employees.

Salaries and service costs were 17.5% of revenues for the year ended December 31, 2010, compared to 20.8% for the year ended December 31, 2009. The Company was better able to leverage its employees to meet the increased demands from customers for Wilhelmina talent in 2010.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.  During the year ended December 31, 2010, office and general expenses increased approximately $567,000, or 23.5%, to approximately $2,975,000, compared to approximately $2,408,000 during the year ended December 31, 2009.  Office and general expenses increased due to costs associated with professional fees and technology.

The amount of office and general expenses represented 6.3% of revenues for the year ended December 31, 2010, compared to 7.7% for the year ended December 31, 2009.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the year ended December 31, 2010, depreciation and amortization expense totaled $1,919,000 (of which $1,855,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction), compared to $1,708,000 during the year ended December 31, 2009 (of which $1,624,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction).  Fixed asset purchases totaled approximately $105,000 and $43,000 during the year ended December 31, 2010 and December 31, 2009, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, compensation and consulting fees to Esch, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  During the year ended December 31, 2010, corporate overhead approximated $1,390,000, compared to $1,286,000 for the year ended December 31, 2009. The increase in corporate overhead for the year ended December 31, 2010 compared to the year ended December 31, 2009 is mostly attributable to twelve months of executive officers compensation during the year ended December 31, 2010, compared to only nine months of executive officer compensation during the year ended December 31, 2009. The Company commenced payment of compensation to executive officers who filled the roles of chief executive officer, chief financial officer and general counsel of the Company following the Wilhelmina Transaction effective April 1, 2009.

Miami Earn-Out Adjustment and Settlement Expenses

In connection with the Settlement Agreement, (A) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2,000,000 of the Miami Earnout was cancelled and (B) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2,000,000 was cancelled.  As a result, an adjustment of $249,000 was recorded in the accompanying consolidated statement of operations for the year ended December 31, 2010.

The Miami Earnout, payable in accordance with the Acquisition Agreement, is calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Seller’s election).  As of December 31, 2010, management’s estimate of the fair value of the Miami Earnout was approximately $2,063,000.

Also in connection with the Settlement Agreement, the Company reimbursed certain documented legal fees of the Control Sellers in the amount of $300,000, which was recorded in the accompanying consolidated statement of earnings for the year ended December 31, 2010.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the year ended December 31, 2010. During the year ended December 31, 2009, the Company recognized an asset impairment expense of $803,000 related to the Ascendant revenue interest.

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

As of December 31, 2008, the Company had deferred approximately $139,000 of costs associated with the Wilhelmina Transaction, which the Company determined were related to the issuance of equity securities.  These costs were reclassified as a reduction of capital when the equity securities were issued at the closing of the acquisition.  The Company recorded acquisition transaction costs of $0 and $673,000 for the years ended December 31, 2010 and 2009, respectively.

Interest Income

Interest income totaled approximately $4,000 and $9,000 for the years ended December 31, 2010 and 2009, respectively.  The decrease in interest income is the result of a significant decrease in yields and cash balances.

Interest Expense

Interest expense totaled approximately $64,000 for the year ended December 31, 2010, compared to approximately $74,000 for the year ended December 31, 2009.  Through January 2010, the Company had in place a credit facility with Signature Bank that included a term note with a fixed annual interest rate of 6.65% and a revolving credit line.  Interest on the revolving credit line component of the credit facility with Signature Bank was payable monthly at an annual rate of prime plus one-half percent.  In January 2010, pursuant to a demand for payment from Signature Bank, the aggregate principal amount of the note and the balance of the Company’s revolving credit line, in the aggregate amount of $276,000, were repaid together with accrued interest.  Effective December 31, 2009, interest expense also includes interest on the Esch Note (as defined below).  The decrease in interest for the year ended December 31, 2010, compared to the year ended December 31, 2009, is the result of declines in the balances of the Signature facility and Esch Note due to principal payments. See Liquidity and Capital Resources below for further discussion.

Liquidity and Capital Resources

The Company’s cash balance decreased to $1,732,000 at December 31, 2010, from $2,129,000 at December 31, 2009.  The decrease is attributable to purchases of property and equipment of $105,000 and payments on debts of approximately $1,441,000, offset by approximately $1,149,000 of cash flow from operations. Cash flow from operations includes $300,000 of settlement expenses.

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. The Company expects to continue to fund its operating activities and debt obligations with cash flow from operations.

During the year ended December 31, 2009, the Company had a credit facility in place with Signature Bank, which facility provided for a revolving line of credit.

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

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to the bank.  Accordingly, on December 31, 2009, the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  During the year ended December 31, 2010, the effective interest rate of the Esch Note was approximately 3.83%.  Principal under the Esch Note was to be repaid in quarterly installments of $250,000 until December 31, 2010 when the unpaid principal and interest thereon became due and payable.  On December 7, 2010, the Company and Esch entered into an amendment (the “Esch Amendment”) to the Esch Note.  Under the Esch Amendment, (1) the maturity date of the Esch Note has been extended to June 30, 2011 (from December 31, 2010), (2) commencing January 1, 2011, the interest rate on outstanding principal under the Esch Note increased to 9.0% per annum and (3) installment payments of remaining principal under the Esch Note will be paid as follows: (a) $400,000 on March 31, 2011 and (b) $200,000 on June 30, 2011. In addition, $400,000 was paid on December 31, 2010 pursuant to the Esch Amendment.

In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility. The Esch Note is unsecured and may be pre-paid by the Company at any time without penalty or premium.

Off-Balance Sheet Arrangements

At December 31, 2010 and 2009, the Company had $222,000 and $180,000, respectively, of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires in February 2021.

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

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of $0 and $673,000 for the years ended December 31, 2010 and 2009, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2010, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There was no change to the net amount of assets and liabilities recognized in the consolidated balance sheets as a result of the Company’s tax positions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wilhelmina International, Inc.

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilhelmina International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burton McCumber & Cortez, L.L.P.

Brownsville, Texas
March 31, 2011

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)

ASSETS
	2010	2009
Current assets:
Cash and cash equivalents	$1,732	$2,129
Accounts receivable, net of allowance for doubtful accounts of $623 and $323	8,525	6,378
Indemnification receivable	726	-
Prepaid expenses and other current assets	211	231
Total current assets	11,194	8,738

Property and equipment, net of accumulated depreciation of $118 and $84	326	284

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $3,479 and $1,624	4,858	6,713
Goodwill	12,647	12,647
Restricted cash	222	180
Other assets	239	70

Total assets	$37,953	$37,099

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,810	$2,724
Line of credit	-	250
Due to models	7,374	7,271
Deferred revenue	778	689
Foreign withholding claim subject to indemnification	726	-
Esch promissory note	600	1,750
Current portion of long-term obligations	-	41
Total current liabilities	13,288	12,725

Long term liabilities
Other	-	40
Deferred revenue, net of current portion	265	669
Deferred income tax liability	1,800	1,800
Earn out-contingent liability	2,063	2,312
Total long-term liabilities	4,128	4,821

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized;
129,440,752 shares issued and outstanding in 2010 and 2009	1,294	1,294
Additional paid-in capital	85,072	85,072
Accumulated deficit	(65,829)	(66,813)
Total shareholders’ equity	20,537	19,553

Total liabilities and shareholders’ equity	$37,953	$37,099

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31,

(In thousands, except per share data)

	2010	2009
Revenues
Revenues	$47,428	$31,264
License fees and other income	1,537	755
Total revenues	48,965	32,019

Model costs	32,838	21,895

Revenues net of model costs	16,127	10,124

Operating expenses
Salaries and service costs	8,312	6,505
Office and general expenses	2,975	2,408
Amortization and depreciation	1,919	1,708
Corporate overhead	1,390	1,286
Asset impairment	-	803
Total operating expenses	14,596	12,710
Operating income (loss)	1,531	(2,586)

Other income (expense):
Miami earn-out fair value adjustment	249	-
Settlement expense	(300)	-
Acquisition transaction costs	-	(673)
Interest income	4	9
Interest expense	(64)	(74)
Total other expense	(111)	(738)

Income (loss) before provision for income taxes	1,420	(3,324)

Provision for income taxes
Current	(436)	(14)
Deferred	-	-
	(436)	(14)

Net income (loss) applicable to common stockholders	$984	$(3,338)

Basic and diluted income (loss) per common share	$0.01	$(0.03)

Weighted average common shares outstanding	129,441	119,996

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balances at December 31, 2008	53,884	$539	$75,357	$(63,475)	$12,421

Common Stock issued in the Wilhelmina Transaction to Patterson, Control Sellers and their advisors	63,411	634	6,975		7,609
Common Stock issued to Newcastle under the Equity Financing Agreement	12,146	121	2,879		3,000
Newcastle equity issuance cost			(139)		(139)
Net loss applicable to common shareholders	-	-	-	(3,338)	(3,338)
Balances at December 31, 2009	129,441	1,294	85,072	(66,813)	19,553
Net income applicable to common shareholders	-	-	-	984	984
Balances at December 31, 2010	129,441	$1,294	$85,072	$(65,829)	$20,537

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

(in thousands)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$984	$(3,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	116	323
Loss on disposal of fixed assets	-	39
Asset impairment charge	-	803
Amortization and depreciation	1,919	1,708
Miami earn-out fair value adjustment	(249)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,263)	(1,046)
(Increase) decrease in prepaid expenses and other current assets	(191)	288
Indemnification receivable	(726)	-
Increase in due to models	103	1,236
Increase in accounts payable and accrued liabilities	1,086	1,425
Foreign withholding claim subject to indemnification	726	-
Increase (decrease) in other liabilities	(356)	515
Net cash provided by operating activities	1,149	1,953

Cash flows from investing activities:
Acquisition of the Wilhelmina Companies, net of cash acquired	-	(14,763)
Purchase of property and equipment	(105)	(43)
Net cash used in investing activities	(105)	(14,806)

Cash flows from financing activities
Proceeds from issuance of common stock	-	3,000
Proceeds from line of credit	-	500
Repayment of line of credit	(250)	(1,750)
Proceeds from Esch escrow	-	1,750
Repayment of Esch promissory note	(1,150)	-
Payments of debt	(41)	(253)
Net cash provided by (used in) financing activities	(1,441)	3,247

Net decrease in cash and cash equivalents	(397)	(9,606)
Cash and cash equivalents, beginning of period	2,129	11,735
Cash and cash equivalents, end of period	$1,732	$2,129

Supplemental disclosures of cash flow information
Cash paid for interest	$66	$56
Cash paid for income taxes	$161	$24

Supplemental disclosures of non-cash investing and financing activities
Equity issuance costs	$-	$139
Common stock issued in acquisition of the Wilhelmina Companies	$-	$7,609

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1.  Business Activity

Overview

Wilhelmina International, Inc.’s (“Wilhelmina” or the “Company”) primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. and in Panama.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

Wilhelmina Transaction

On August 25, 2008, the Company and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments Limited Partnership, a Nevada limited partnership (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, an executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, which closed February 13, 2009, the Company acquired the Wilhelmina Companies subject to the terms and conditions thereof (the “Wilhelmina Transaction”).  The Acquisition Agreement provided for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International became a wholly owned subsidiary of the Company and (ii) the Company’s purchase of the outstanding equity interests of the other Wilhelmina Companies for cash.

The Company completed the Wilhelmina Transaction on February 13, 2009 and, therefore the results of operations of the Company for the year ended December 31, 2009 only include operating results of the Wilhelmina Companies for the period from February 13, 2009 through December 31, 2009.

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

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The financial statements include the consolidated accounts of Wilhelmina and its wholly owned subsidiaries. Wilhelmina also owns a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC which is accounted for under the equity method of accounting.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC 855, “Subsequent Events” (“ASC 855”).  The update provides that Securities and Exchange Commission (“SEC”) filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued.  The Company adopted ASU 2010-09 upon issuance.  This update had no material impact on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company believes the adoption of this new guidance will not have a material impact on its financial statements.

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

Advances to models for the cost of initial portfolios and other out-of-pocket costs, which are reimbursable only from collections from the Company’s customers as a result of future work, are expensed to model costs as incurred.  Any repayments of such costs are credited to model costs in the period received.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in four different financial institutions in New York, Los Angeles and Miami.  Balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution.  At December 31, 2010, the Company had approximately $463,000 of cash balances in financial institutions in excess of such insurance.  Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an impairment has occurred, the amount of the impairment is charged to operations.

Depreciation expense totaled $73,000 and $84,000 for the years ended December 31, 2010 and 2009, respectively.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds its fair value and, if necessary, records an impairment loss equal to any such excess.

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the year ended December 31, 2010. During the year ended December 31, 2009, the Company recognized an asset impairment expense of $803,000 related to the Ascendant revenue interest.

Deferred Cost and Revenue

The Company has deferred model cost paid in advance in connection with talent related contracts.  Deferred revenue consists of royalties, commissions and service charges received in advance of being earned, pursuant to product licensing agreements and talent related contracts (see Note 7).

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the year ended December 31, 2010 approximated $206,000 compared to $134,000 for the year ended December 31, 2009.

Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value as reflected in the accompanying consolidated balance sheets due to (i) the short-term nature of financial instruments included in the current assets and liabilities or (ii) for non-short term financial instruments, the recording of such financial instruments at fair value.

Business Combinations

Effective January 1, 2009, the Company adopted the new provisions of ASC 805, “Business Combinations” (“ASC 805”), which address the recognition and measurement of (i) identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and (ii) goodwill acquired or gain from a bargain purchase.  In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received.  These provisions were applied to the acquisition of the Wilhelmina Companies in the first quarter of 2009, which is discussed in Note 3.

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

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of $0 for the year ended December 31, 2010, compared to $673,000 for the year ended December 31, 2009.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2010, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There was no change to the net amount of assets and liabilities recognized in the consolidated balance sheets as a result of the Company’s tax positions.

Net Income (loss) Per Common Share

For the years ended December 31, 2010 and 2009, diluted earnings per share (“EPS”) equals basic EPS, as potentially dilutive common stock equivalents were anti-dilutive.

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

The Company did not award stock based compensation during the years ended December 31, 2010 and 2009.

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

In February 2008, ASC 820 was modified to delay the effective date for applying fair value measurement disclosures for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 18, 2008.  The implementation of this provision of ASC 820 for these assets and liabilities effective January 1, 2009, did not affect the Company’s financial position or results of operations but did result in additional disclosures.

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

The Company has evaluated subsequent events that occurred after December 31, 2010 through the filing of this Form 10-K.  Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

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

After the closing, the parties became engaged in a dispute relating to a purchase price adjustment being sought by the Company in connection with the Wilhelmina Transaction and other related matters.   On October 18, 2010, the Company, together with Newcastle Partners, L.P. (“Newcastle”) and the Control Sellers entered into a Global Settlement Agreement (the “Settlement Agreement”).  Under the Settlement Agreement, (i) a total of 18,811,686 Restricted Shares were released to the Control Sellers, (ii) all the Company’s future earn-out obligations relating to the operating results of WAM under the Acquisition Agreement were cancelled and (iii) (A) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2 million of the Company’s earn-out obligations relating to the operating results of Wilhelmina Miami under the Acquisition Agreement (the “Miami Earnout”) was cancelled and (B) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2 million was cancelled.  With respect to any portion of the Miami Earnout that may become payable, the Company further agreed not to assert any setoff thereto in respect of (1) any negative closing net asset adjustment determined under the Acquisition Agreement or (2) any divisional loss in respect of WAM.  The Company also reimbursed certain documented legal fees of the Control Sellers in the amount of $300,000, which amount was recorded as settlement expense in the accompanying consolidated statement of operations for the year ended December 31, 2010.

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

The Miami Earnout,  payable in 2012, is calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Sellers’ election).  The fair value of the Miami Earnout was determined using the Company’s estimate (Level 3 inputs) that Wilhelmina Miami has a 75% probability of achieving the average EBITDA.

During the quarter ended September 30, 2010, management’s estimate of the fair value of the Miami Earnout was reduced by $249,000 to $2,063,000, as a result of a fair value adjustment, which was computed using level 3 inputs, and recorded in the accompanying consolidated statement of operations for the year ended December 31, 2010.  Certain continuing indemnification obligations of the Control Sellers under the Acquisition Agreement are subject to offset against the Miami Earnout.

On February 13, 2009, in order to facilitate the closing of the Acquisition Agreement, the Company entered into that certain letter agreement with Esch (the “Esch Letter Agreement”), pursuant to which Esch agreed that $1,750,000 of the cash proceeds to be paid to him at the closing of the Acquisition Agreement would instead be held in escrow.  Under the terms of the Esch Letter Agreement, all or a portion of such amount held in escrow was required to be used to satisfy Wilhelmina International’s indebtedness to Signature Bank, in connection with its credit facility with Signature Bank, upon the occurrence of specified events including, but not limited to, written notification by Signature Bank to Wilhelmina International of the termination or acceleration of the credit facility.  Any amount remaining was required to be released to Esch upon the replacement or extension of Wilhelmina International’s credit facility with Signature Bank, subject to certain requirements set forth in the Esch Letter Agreement.  The Esch Letter Agreement also provided that in the event any portion of the proceeds is paid from escrow to Signature Bank, the Company will promptly issue to Esch, in replacement thereof, a promissory note in the principal amount of the amount paid to Signature Bank (see Note 4).

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

The Wilhelmina Transaction was accounted for using the acquisition method required by ASC  805.  The fair value methods used for identifiable intangible assets were based on Level 3 inputs making use of discounted cash flows using a weighted average cost of capital.  The fair values of current assets and other assumed liabilities were based on the present value of contractual amounts.  Contractual amounts of accounts receivable, estimated uncollectible amounts and fair value totaled $6,188,000, $487,000 and $5,701,000, respectively, as of February 13, 2009.

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

The delivery of the Demand Letter requesting mandatory repayment of principal under the Credit Facility triggered a “Bank Payoff Event” under the Esch Letter Agreement (see Note 2).  As a result, in accordance with the terms of the Esch Letter Agreement, the aggregate amount of $1,750,000 that was held in escrow was released and paid to Signature Bank (the “Escrow Payoff”).  As a result of the Escrow Payoff, as of December 30, 2009, a principal sum of $250,000 plus accrued interest totaling approximately $19,000 remained owing to the bank under the Credit Facility.  During January 2010, the remaining principal and accrued interest of approximately $269,000 was repaid to the bank pursuant to the Demand Letter.

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to the bank.  Accordingly, on December 31, 2009, the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  Interest on the outstanding principal balance of the Esch Note accrued at the “Weighted Average Loan Document Rate” (as defined below) and was payable in arrears on a monthly basis.  The “Weighted Average Loan Document Rate” was calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.  Therefore, during the year ended December 31, 2010, the effective interest rate of the Esch Note was prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note was repaid in quarterly installments of $250,000 until December 31, 2010 when the unpaid principal and interest thereon were to have become due and payable.  On December 7, 2010, the Company and Esch entered into an amendment (the “Esch Amendment”) to the Esch Note.  Under the Esch Amendment, (1) the maturity date of the Esch Note has been extended to June 30, 2011 (from December 31, 2010) and (2) commencing January 1, 2011, the interest rate on outstanding principal under the Esch Note increased to 9.0% per annum and (3) installment payments of remaining principal under the Esch Note is payable as follows: (a) $400,000 on March 31, 2011 and (b) $200,000 on June 30, 2011. In addition, $400,000 was paid on December 31, 2010 pursuant to the Esch Amendment.

In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility. The Esch Note is unsecured and may be pre-paid by the Company at any time without penalty or premium.

Note 5.  Restricted Cash

At December 31, 2010 and 2009, the Company had approximately $222,000 and $180,000, respectively, of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 6.  Operating Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment.  These operating leases expire at various dates through 2021.  In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreement.

During June 2010, the Company signed a ten-year lease for its New York City office located at 300 Park Avenue South, with an effective date of January 1, 2011. The lease commits the Company to  rental payments of approximately $41,000 per month during the term of the lease.

The Company also leases, pursuant to a services agreement (see Note 12), certain corporate office space.

Future minimum payments under the lease agreements are summarized as follows:

Years Ending December 31,	Amount (in thousands)

2011	$782
2012	442
2013	388
2014	478
2015	426
Thereafter	2,944

$5,460

Rent expense totaled approximately $1,081,000 and $910,000 for the years ended December 31, 2010 and 2009, respectively.

Note 7.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company has also entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $780,000 and $324,000 for the years ended December 31, 2010 and 2009, respectively.

Note 8.  Revenue Interest

On October 5, 2005, the Company made an investment in Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $59,100,000 and $37,600,000 as of December 31, 2010 and December 31, 2009, respectively.  Prior to closing the Wilhelmina Transaction, the Company’s interest in Ascendant represented the Company’s sole operating business.

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

Based on recent discussions with the management of Ascendant and an assessment of the future near-term expected cash flows from the revenue interest, the Company has determined that the present value of expected cash flows from the Ascendant revenue interest is nominal.  Therefore, the Company has recognized an asset impairment charge of $803,000 for the year ended December 31, 2009.

Note 9.  Commitments and Contingencies

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on either its consolidated financial position or its consolidated results of operations.

As of December 31, 2010, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of December 31, 2010, total compensation payable under the remaining contractual term of these agreements was approximately $2,878,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.  Subject to certain exceptions, as of December 31, 2010, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period in the amount of approximately $1,411,000.

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

Note 10.  Share Capital

On July 10, 2006, as amended on August 25, 2008, July 20, 2009, February 9, 2010, March 26, 2010, April 29, 2010, June 2, 2010, July 2, 2010, August 2, 2010, September 2, 2010, October 1, 2010, October 18, 2010 and December 8, 2010 the Company entered into a shareholder’s rights plan (the “Rights Plan”) that replaced the Company’s shareholder’s rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006.  The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

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

On February 9, 2010, the Company entered into a third amendment to the Rights Agreement (the “Third Rights Agreement Amendment”).  The Third Rights Agreement Amendment amended the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date (as defined in the Rights Agreement) that occurred on February 2, 2010 as a result of the Company’s public announcement on such date that Esch, Lorex, Krassner and Krassner L.P. were Acquiring Persons (as defined in the Rights Agreement) under the Rights Agreement (the “Esch-Krassner Acquiring Event”) would be the close of business on April 3, 2010.  The Third Rights Agreement Amendment also provided that the Company would be required to give written notice to the Rights Agent and stockholders of the Company of the occurrence of the Esch-Krassner Acquiring Event under the Rights Agreement as soon as practicable after any corresponding Distribution Date.

On March 26, 2010, the Company entered into a fourth amendment to the Rights Agreement (the “Fourth Rights Agreement Amendment”).  The Fourth Rights Agreement Amendment further amended the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, would be the close of business on May 3, 2010.

On April 29, 2010, the Company entered into a fifth amendment to the Rights Agreement (the “Fifth Rights Agreement Amendment”).  The Fifth Rights Agreement Amendment further amended the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, would be the close of business on June 3, 2010.

On June 2, 2010, the Company entered into a sixth amendment to the Rights Agreement (the “Sixth Rights Agreement Amendment”).  The Sixth Rights Agreement Amendment further amended the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, would be the close of business on July 3, 2010.

On July 2, 2010, the Company entered into a seventh amendment to the Rights Agreement (the “Seventh Rights Agreement Amendment”).  The Seventh Rights Agreement Amendment further amended the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, would be the close of business on August 3, 2010.

On August 2, 2010, the Company entered into an eighth amendment to the Rights Agreement (the “Eighth Rights Agreement Amendment”).  The Eighth Rights Agreement Amendment further amended the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, would be the close of business on September 3, 2010.

On September 2, 2010, the Company entered into a ninth amendment to the Rights Agreement (the “Ninth Rights Agreement Amendment”).  The Ninth Rights Agreement Amendment further amended the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, would be the close of business on October 3, 2010.

On October 1, 2010, the Company entered into a tenth amendment to the Rights Agreement (the “Tenth Rights Agreement Amendment”).  The Tenth Rights Agreement Amendment further amended the definition of Distribution Date to provide that the Distribution Date corresponding to the Share Acquisition Date that occurred on February 2, 2010, as a result of the Company’s public announcement on such date of the Esch-Krassner Acquiring Event, would be the close of business on November 3, 2010.

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

On December 8, 2010, the Company entered into a twelfth amendment to the Rights Agreement (the “Twelfth Rights Agreement Amendment”).  The Twelfth Rights Agreement Amendment, among other things, (i) amends the definition of Acquiring Person to provide that none of Esch, Lorex, Krassner or Krassner L.P. shall be deemed to be an Acquiring Person solely by virtue of purchases by each of Lorex and Krassner L.P. of up to 500,000 shares of Common Stock in the aggregate, in each case, during the period commencing on December 8, 2010 and ending on November 30, 2011 (“Permitted Purchases”), (ii) amends the definition of Triggering Event to provide that no Triggering Event shall result solely by virtue of any Permitted Purchases, (iii) provides that a Distribution Date shall not be deemed to have occurred solely by virtue of any Permitted Purchases and (iv) provides that, effective as of the date of the Twelfth Rights Agreement Amendment, no Permitted Purchases shall be deemed to be events that cause the Rights to become exercisable. The Twelfth Rights Agreement Amendment also provides for certain other conforming and technical amendments to the terms and provisions of the Rights Agreement.

In connection with the Wilhelmina Transaction, the Company issued 12,145,749 shares of Common Stock to Newcastle and 63,411,131 shares to Patterson, the Control Sellers and their advisor.

Note 11.  Income Taxes

The income tax expense is comprised of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
Federal	$51	$-
State	385	54
Total	436	54
Deferred:
Federal	53	-
State	(53)	-
Total	-	-
Total	$436	$54

The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to the net income (loss) before income tax benefit.  The reasons for these differences were as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Computed income tax expense (benefit) at statutory rate	$497	$(608)
(Decrease) increase in taxes resulting from:
Permanent and other deductions, net	66	(517)
State income taxes, net of federal benefit	209	106
Acquisition of Wilhelmina	-	1,365
Valuation allowance	(336)	(24,270)
Expiration of capital loss carryforward	-	23,978
Total income tax expense (benefit)	$436	$54

The tax effect of significant temporary differences, which comprise the deferred tax liability, is as follows (in thousands):

	2010	2009
Deferred tax asset:
Net operating loss carryforward	$4,495	$5,335
Accrued expenses	334	358
Property and equipment principally due to differences in depreciation	44	54
Allowance for doubtful accounts	193	161
Intangible assets	1,585	735
Other	50	295
Less: Valuation allowance	(4,383)	(4,719)
Net deferred income tax asset	$2,318	$2,219
Deferred tax liability:
Intangible assets-brand name	(1,800)	(1,800)
Intangible assets-other	(2,318)	(2,219)
Net deferred tax liability	(4,118)	(4,019)
Net deferred tax asset/(liability)	$(1,800)	$(1,800)

As of December 31, 2010, the Company had a federal income tax loss carryforward of approximately $13,000,000, which begins expiring in 2019.  As of December 31, 2009, the Company reduced its deferred tax valuation allowance by $24,469,000 due primarily to the expiration of the capital loss carryforward. Realization of the Company’s carryforwards is dependent on future taxable income and capital gains.  A portion of the Company’s net operating loss carryforwards were utilized to offset taxable income generated in the year ended December 31, 2010.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Transaction.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 12.  Related Parties

As of December 31, 2010, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Chief Executive Officer, Director and Chief Financial Officer, and Director, General Counsel and Secretary, respectively.  NCM is the General Partner of Newcastle, which owns 34,064,466 shares of Common Stock.  Effective January 20, 2011, John Murray and Evan Stone are no longer directors of the Company but remain as executive officers.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $30,000 for the year ended December 31, 2010 and $56,000 for the year ended December 31, 2009.  The Company owed NCM $0 and approximately $98,000 as of December 31, 2010 and 2009, respectively, under the services agreement.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 3).

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the year ended December 31, 2010, management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000, compared to $101,000 for the year ended December 31, 2009.

Note 13.  Treasury Stock

In December 2010, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 500,000 shares of its outstanding Common Stock.  The Company made no purchases of Common Stock during the years ended December 31, 2010 and 2009.

The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand.

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

Option activity for the years ended December 31, 2010 and 2009, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	240,000	$0.27
Granted	-	-
Canceled	-	-
Outstanding, December 31, 2009	240,000	$0.27
Granted	-	-
Canceled	(90,000)	-
Outstanding, December 31, 2010	150,000	$0.28

At December 31, 2010 and 2009, stock options to purchase an aggregate of 150,000 and 240,000 shares, respectively, were exercisable and had weighted average exercise prices of $0.28 and $0.27 per share, respectively.

Stock options outstanding and exercisable at December 31, 2010, were as follows:

	Options Outstanding			Options Exercisable
	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life (years)	Remaining Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price

$0.28	150,000	1.5	$0.28	150,000	$0.28

There were no option grants during the years ended December 31, 2010 and 2009.

Note 15.  Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan.  The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company may make discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2010 and 2009.

Note 16.  Intangible Assets

As of December 31, 2010, intangible assets with finite lives consisted of the following (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
Customer lists	$3,143	$(1,172)	5.1
Non-compete agreements	1,047	(302)	6.5
Talent and model contractual relationships	2,514	(1,395)	4.0
Employee contractual relationships	1,633	(610)	5.0
Total	$8,337	$(3,479)	4.9

Amortization expense totaled $1,855,000 and $1,624,000 for the years ended December 31, 2010 and 2009, respectively.

The estimated aggregate amortization expense for the years ending December 31, 2011 through December 31, 2014, is as follows (in thousands):

Amortization Expense
2011	$1,540
2012	1,437
2013	1,429
2014	333
2015	119

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be furnished on or prior to April 30, 2011 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2010.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by Item 11 will be furnished on or prior to April 30, 2011 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2010.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be furnished on or prior to April 30, 2011 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2010.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be furnished on or prior to April 30, 2011 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2010.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be furnished on or prior to April 30, 2011 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2010.

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

4.10
Fifth Amendment to Rights Agreement, dated April 29, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated May 3, 2010).

4.11
Sixth Amendment to Rights Agreement, dated June 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated June 2, 2010).

4.12
Seventh Amendment to Rights Agreement, dated July 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 2, 2010).

4.13
Eighth Amendment to Rights Agreement, dated August 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 2, 2010).

4.14
Ninth Amendment to Rights Agreement, dated September 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated September 2, 2010).

4.15
Tenth Amendment to Rights Agreement, dated October 1, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated October 1, 2010).

4.16
Eleventh Amendment to Rights Agreement, dated October 18, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated October 21, 2010).

4.17
Twelfth Amendment to Rights Agreement, dated December 8, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated December 9, 2010).

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
10.11
Global Settlement Agreement, dated October 18, 2010, by and among Wilhelmina International, Inc., Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Exhibit 10.1 to Form 8-K, dated October 21, 2010).

10.12
Mutual Support Agreement, dated August 25, 2008, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Annex D to the Proxy Statement on Schedule 14A filed December 22, 2008).

10.13
First Amendment to Mutual Support Agreement, dated October 18, 2010, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Exhibit 10.2 to Form 8-K, dated October 21, 2010).

10.14	Amendment to Promissory Note, dated December 7, 2010, issued by Wilhelmina International, Inc. to Dieter Esch (incorporated by reference from Exhibit 10.1 to Form 8-K, dated December 9, 2010).
14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Burton, McCumber & Cortez, L.L.P. (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 31, 2011	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2011.

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