Form 10-K/A
period 2010-12-31
Wilhelmina International, Inc.
filed 2011-05-02
CIK 1013706

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

Index

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

As of April 29, 2011, the registrant had 129,440,752 shares of Common Stock outstanding.

Index

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  We have determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to a definitive proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

Index

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K/A (Amendment No. 1)

For the Year Ended December 31, 2010

i

Index

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

Name	Age	Positions with the Company
Mark E. Schwarz	50	Chairman of the Board and Chief Executive Officer
Clinton Coleman	33	Director
James Dvorak	41	Director
Horst-Dieter Esch	66	Director
Brad Krassner	58	Director
Mark Pape	60	Director
James Roddey	77	Director
John Murray	42	Chief Financial Officer
Evan Stone	39	General Counsel and Secretary

Mark E. Schwarz

Mr. Schwarz has served as a director and Chairman of the Board since June 2004 and as our Chief Executive Officer since April 2009.  He previously served as our Interim Chief Executive Officer beginning in October 2007 and was formally appointed our Interim Chief Executive Officer effective in July 2008.  He is the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), a private investment management firm he founded in 1993, which is the General Partner of Newcastle Partners, L.P. (“Newcastle”), a private investment firm.  Mr. Schwarz has served as Executive Chairman of the Board of Hallmark Financial Services, Inc. (“Hallmark”), a specialty property and casualty insurer, since August 2006.  He served as Chief Executive Officer and President of Hallmark from 2003 to August 2006.  He currently serves as Chairman of the Board of Bell Industries, Inc., a company primarily engaged in providing computer systems integration services (“Bell Industries”), and Pizza Inn, Inc., an operator and franchisor of pizza restaurants (“Pizza Inn”).  He also serves on the board of directors of SL Industries, Inc., a power and data quality products manufacturer.  He previously served on the boards of directors of Nashua Corporation, a manufacturer of specialty papers, labels and printing supplies (“Nashua”), from 2001 to September 2009, MedQuist Inc., a provider of clinical documentation workflow solutions in support of electronic health records, from December 2007 to August 2009, WebFinancial Corporation, a holding company with subsidiaries operating in niche banking markets, from July 2001 to December 2008, and Vesta Insurance Group, Inc., a holding company for a group of insurance companies.

With nearly 20 years of experience as an investment manager and a business executive, Mr. Schwarz brings significant leadership, financial expertise, operational skills and public company board of directors and executive experience to the Board.  Through investments made by NCM and its affiliates, Mr. Schwarz has broad and substantial experience analyzing and advising public companies, including with respect to issues such as corporate governance, capital raising, capital allocation and general operational and business strategy, and has been closely involved in the operations of companies across a range of industries in both director and executive capacities.  As our Chief Executive Officer, Mr. Schwarz is closely involved in all of our operations and activities.

Index

Clinton Coleman

Mr. Coleman has served as a director since January 2011.  He has served as the Chief Executive Officer of Bell Industries since January 2010, and has been a director since January 2007.  Mr. Coleman has served as a Vice President of NCM since July 2005.  Mr. Coleman previously served as the Interim Chief Executive Officer of Bell Industries from July 2007 to January 2010 and the Interim Chief Financial Officer of Pizza Inn from July 2006 to January 2007.  Prior to joining NCM, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from October 2003 to June 2005.  From March 2002 to October 2003, Mr. Coleman served as an associate with Hunt Investment Group, L.P., a private investment group.  Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS.  Mr. Coleman is also a director of Pizza Inn and several privately held companies.  During the past five years, Mr. Coleman also served as a director of Nashua.

Mr. Coleman brings to the Board extensive experience in investment management and the management of publicly traded and privately held companies engaged in a wide range of industries, including in capacities as director, chief executive officer and chief financial officer.  As an investment banker and investment professional, Mr. Coleman also has a strong background analyzing and advising public companies, as well as significant transactional experience.

James Dvorak

Mr. Dvorak has served as a director since January 2011.  He has served as a Vice President of NCM since January 2008.  Mr. Dvorak served as a consultant and subsequently a Senior Investment Analyst with Falcon Fund Management, a Dallas-based investment firm, from September 2006 to December 2007, and as a Vice President with Fagan Capital, an investment firm located in Irving, Texas, from 1999 to June 2006.  Previously, Mr. Dvorak was with Koch Industries, a diversified energy, chemicals and materials provider, as Chief Financial Officer of a business unit and as a board member of a Koch affiliate.  Mr. Dvorak has additional experience as a management consultant with Booz Allen & Hamilton in Chicago, Illinois.

Mr. Dvorak brings nearly 20 years of experience as a business executive and professional investor.  As a management consultant, Mr. Dvorak was involved in business strategy evaluation and development, new business development, acquisition due diligence, and reorganizations of Fortune 500 businesses.  As a financial executive and investment professional, Mr. Dvorak has developed strong skills in business development, financial and operational analysis, capital structure issues, capital allocation, and strategy development and evaluation.

Horst-Dieter Esch

Mr. Esch has served as a director since February 2010.  He is a private investor and, since 2008, the Chairman of USA Team Handball, the national governing body for the Olympic sport of handball (“USA Team Handball”).  From February 2009 through December 2009, Mr. Esch was a consultant to the Company.  Mr. Esch was a principal owner and Chairman of Wilhelmina International Ltd. (“Wilhelmina Ltd.”) and its affiliated companies prior to their sale to the Company in February 2009.

Index

With over 21 years in the model management and artist management businesses, Mr. Esch brings deep experience in the Company’s industry to the Board, together with strong leadership, business strategy and business development skills.  Given his long time involvement in the modeling industry, Mr. Esch brings a valuable perspective and industry relationships to the Board.  In addition, as a former principal owner, Chairman and an officer of the operating subsidiaries of the Company, Mr. Esch is strongly familiar with all aspects of their businesses.

Brad Krassner

Mr. Krassner has served as a director since February 2010.  He is a private investor and, since 2001, has been the Chief Executive Officer of Rich Media Worldwide, a software development company that markets a proprietary “Realvu” ad serving technology.  Mr. Krassner is also President of USA Team Handball.  Mr. Krassner was a principal owner of, and consultant to, Wilhelmina Ltd. and its affiliated companies prior to their sale to the Company in February 2009.

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

Mark Pape

Mr. Pape has served as a director since January 2011.  He has served as the Chairman of the Board of H2Options, Inc., a start-up water conservation design/installation firm, since September 2009, and as the Chief Financial Officer of Oryon Technologies, LLC, a privately-held technology company, since October 2010.  Mr. Pape served as a partner at Tatum LLC, an executive services firm, from August 2008 through November 2009.  From November 2005 to December 2007, Mr. Pape served as Executive Vice President and Chief Financial Officer at Affirmative Insurance Holdings, Inc., a publicly-traded property and casualty insurance company specializing in non-standard automobile insurance, and served on its board of directors and audit committee from July 2004 to November 2005.  Mr. Pape served as the Chief Financial Officer of HomeVestors of America, Inc., a franchisor of home acquisition services, from September 2005 to November 2005, as President and Chief Executive Officer of R.E. Technologies, Inc., a provider of software tools to the housing industry, from April 2002 to May 2005, and as Senior Vice President and Chief Financial Officer of LoanCity.com, a start up e-commerce mortgage bank, from May 1999 to June 2001.  Mr. Pape was a member of the board of directors of Specialty Underwriters’ Alliance, Inc., a publicly-traded specialty property and casualty insurance company, from July 2009 through November 2009.

With strong experience as a business executive, Mr. Pape brings significant leadership, operational skills and public company board of directors and executive experience to the Board.  In addition, Mr. Pape’s strong background in finance and financial services, including his significant transactional experience, bolsters the Company’s experience in these areas and will be particularly helpful to the Company as it grows.

Index

James Roddey

Mr. Roddey has served as a director since January 2011.  He has served as Principal of McCrory & McDowell LLC, a provider of financial, business and management consulting services, since September 2007.  Mr. Roddey was a Partner at the Hawthorne Group, an investment and management company, from January 2004 to September 2007 (and previously from 1978 to 2000).  Prior to the Hawthorne Group, from January 2000 to January 2004, Mr. Roddey served as the Chief Executive of Allegheny County, Pennsylvania.  Mr. Roddey was a director of SEEC, Inc., a software provider for the insurance and financial services industry, from August 2005 to November 2008.  Earlier in his career, Mr. Roddey served as President and a director of Turner Communications, Inc. and Rollins Communication, Inc. and, while associated with the Hawthorne Group, President and Chief Executive Officer of Pittsburgh Outdoor Advertising, Gateway Outdoor Advertising and International Sports Marketing, among other companies.

With over 40 years in the media and advertising industries (including at leading companies such as Turner Communications and Rollins Communication), Mr. Roddey brings to our Board deep experience in an industry closely tied to the Company’s business, as well as a number of relevant skills including leadership, finance and executive skills.  Through investments made by the Hawthorne Group and various public company directorships he has held during his career, Mr. Roddey also has significant experience analyzing and advising public companies.  In addition, Mr. Roddey has specific experience in talent representation, through his former association with International Sports Marketing.

John Murray

Mr. Murray has served as our Chief Financial Officer since June 2004.  He also served as a director from February 2009 through January 2011.  Mr. Murray has served as the Chief Financial Officer of NCM since January 2003.  From 1995 until 2002, Mr. Murray was a Certified Public Accountant engaged in his own private practice in Dallas, Texas.  From 1991 until 1995, Mr. Murray served as an accountant with Ernst & Young, LLP.  Mr. Murray has been a Certified Public Accountant since 1992.

Evan Stone

Mr. Stone has served as our General Counsel since April 2009 and as our Secretary since July 2008.  He also served as a director from February 2009 through January 2011.  Mr. Stone is a principal of Lee & Stone, LLP, a law firm providing services to the investment community, founded in July 2009.  Mr. Stone served as Vice President and General Counsel of NCM from May 2006 to July 2009.  Prior to joining NCM, from June 2003 to April 2006 and from 1997 to 1999, he served as a mergers and acquisitions attorney at the law firm Skadden, Arps, Slate, Meagher & Flom LLP in New York.  In 2002, Mr. Stone served as Vice President, Corporate Development at Borland Software Inc., a provider of software application lifecycle products.  From 2000 to 2001, Mr. Stone was a member of the investment banking department of Merrill Lynch & Co.  Mr. Stone is currently a director of Applied Minerals Inc., a nanomaterials producer.

Family Relationships Among Directors and Executive Officers

There are no family relationships among our directors or executive officers.

Index

Arrangements Regarding Nominations for Election to the Board

We were required to nominate the following persons for election to the Board at our Annual Meeting of Stockholders held on February 5, 2009 (the “2009 Annual Meeting”) pursuant to the acquisition agreement (the “Acquisition Agreement”) entered into in connection with our acquisition of Wilhelmina Ltd. and certain of its affiliates (the “Acquisition”), which was consummated in February 2009: Mark E. Schwarz, Jonathan Bren, James Risher, one designee of Dieter Esch, one designee of Brad Krassner and two designees of Newcastle.  Mr. Esch’s initial designee was Dr. Hans-Joachim Boehlk, Mr. Krassner’s initial designee was Derek Fromm, and Newcastle’s initial designees were John Murray and Evan Stone.  Each of Messrs. Schwarz, Bren, Risher, Fromm, Murray and Stone and Dr. Boehlk were elected to the Board at the 2009 Annual Meeting.

Pursuant to a mutual support agreement entered into in connection with the Acquisition (the “Mutual Support Agreement”), Mr. Esch, his affiliate Lorex Investments AG (“Lorex”), Mr. Krassner, his affiliate Krassner Family Investments Limited Partnership (“Krassner L.P.” and together with Mr. Esch, Lorex and Mr. Krassner, the “Control Sellers”) and Newcastle agreed, effective upon the closing of the Acquisition, that, among other things, each of the parties would (a) use their commercially reasonable efforts to cause their representatives serving on the Board to vote to nominate and recommend the election of their designees and, in the event the Board will appoint directors without stockholder approval, to use their commercially reasonable efforts to cause their representatives on the Board to appoint their designees to the Board, (b) vote their shares of Common Stock to elect their designees at any meeting of our stockholders or pursuant to any action by written consent in lieu of a meeting pursuant to which directors are to be elected to the Board, and (c) not to propose, and to vote their shares of Common Stock against, any amendment to our Certificate of Incorporation or Bylaws, or the adoption of any other corporate measure, that frustrates or circumvents the provisions of the Mutual Support Agreement with respect to the election of their designees.   The obligations of the parties under the Mutual Support Agreement terminate upon the earlier of (a) the written agreement of all of the parties or (b) the date on which two of the three groups of parties to the Mutual Support Agreement (Mr. Esch and his affiliates as one group, Mr. Krassner and his affiliates as another group, and Newcastle as another group) each owns less than 5% of the Common Stock outstanding.

On November 18, 2009 and November 19, 2009, respectively, Dr. Boehlk and Mr. Fromm resigned as directors of the Company.  Messrs. Esch and Krassner later designated themselves as their respective designees pursuant to the Mutual Support Agreement.  On February 4, 2010, the Board appointed Messrs. Esch and Krassner to serve as directors.

On October 18, 2010, Newcastle and the Control Sellers entered into an Amendment to the Mutual Support Agreement (the “MSA Amendment”) for the purpose of providing a procedure for the nomination, election and removal of independent members of the Board.

Pursuant to the MSA Amendment, the parties agreed (a) to cause their representatives serving on the Board to vote to nominate and recommend the election of (i) one individual (the “NP Independent Representative”) selected by Messrs. Esch and Krassner from a list of at least four Qualifying Unaffiliated Individuals (as defined below) pre-approved by Newcastle (two of whom are required to be Enhanced QUIs (as defined below)) and (ii) one individual (the “Seller Independent Representative” and together with the NP Independent Representative, the “Independent Designees”) selected by Newcastle from a list of at least four Qualifying Unaffiliated Individuals pre-approved by Messrs. Esch and Krassner (two of whom are required to be Enhanced QUIs) and, in the event the Board will appoint directors without stockholder approval, to cause their representatives on the Board to appoint applicable Independent Designee(s) to the Board (including to fill any vacancy caused by the death, incapacity, resignation or removal of an applicable Independent Designee), (b) to vote their shares of Common Stock to elect the Independent Designees at any meeting of the Company’s stockholders or pursuant to any action by written consent in lieu of meeting pursuant to which directors are to be elected to the Board, and (c) to vote against and not to propose the removal of either Independent Designee unless both parties vote for such removal.

Index

For purposes of the MSA Amendment, (a) a “Qualifying Unaffiliated Individual” generally means an individual that (i) meets the director independence standards of The NASDAQ Stock Market LLC (“Nasdaq”), (ii) is not an affiliate of the parties or the Company or a holder of 5% or more of any class of equity interests in the parties or any of their affiliates (other than the Company) and (iii) has or maintains no Economic Relationship (as defined below) with any of the parties, the Company or any affiliate thereof, (b) an individual is generally considered to have an “Economic Relationship” with another person if such individual (or any affiliate thereof) receives (or has received in the prior five years) a material direct financial benefit from such other person (e.g., material salary or fees, material contractual payments under a commercial contract, equity or debt investment proceeds, etc.), (c) an “Enhanced QUI” generally means an individual that (i) meets the Qualifying Unaffiliated Individual standard and, in addition, (ii) is not a Close Long Time Personal Friend (as defined below) of the party pre-approving such individual, (d) a “Close Long Time Personal Friend” of a pre-approving party generally means an individual who has had Meaningful Social Contact (as defined below) on at least a monthly basis for at least ten months out of every year starting 1990 or earlier up to the present with Messrs. Krassner or Esch (if Messrs. Krassner and Esch are the pre-approving parties) or with Messrs. Schwarz, Murray or Stone (if Newcastle is the pre-approving party), and (e) “Meaningful Social Contact” generally means in-person, pre-arranged (between the relevant principals and the Close Long Time Personal Friend) social contact that is one-on-one or involves a group of no more than 10 people and which (i) focuses principally on non-professional and non-business related topics and (ii) occurs in a non-professional setting (e.g., residential setting, restaurant, etc.); provided that, without limitation, (A) any spontaneous contact (e.g., “running into” each other) in any location (whether or not occurring with frequency) and (B) contact occurring in larger group social setting or event not organized by a relevant principal or the Close Long Time Personal Friend or spouse of either or Close Long Time Personal Friend of both (e.g., a party at a third party’s home or club, a class, football game, concert, etc.) are expressly excluded as “Meaningful Social Contact.”

Pursuant to the MSA Amendment, the parties agreed to an annual selection process with respect to the Independent Designees.  Under the MSA Amendment, a list of pre-approved nominees meeting the applicable standards (a) was required to be delivered to the other party (i) with respect to the last Annual Meeting of Stockholders held in January 2011 (the “Prior Annual Meeting”), no later than the date that was one week from the date of execution of the MSA Amendment and (ii) with respect to the next Annual Meeting of Stockholders in 2011, no later than February 15, 2011, and (b) is required to be delivered to the other party with respect to each Annual Meeting of Stockholders thereafter, no later than the date that is 75 calendar days prior to the mailing date of the proxy statement for the prior year’s annual meeting.  The MSA Amendment also contains procedures for the re-nomination of Independent Designees who were previously appointed or elected to the Board in lieu of the annual selection process.  On December 9, 2010, the parties agreed by mutual consent to delay the selection date for the Independent Designees for the Prior Annual Meeting to December 21, 2010.

Mark Pape (selected from a list pre-approved by Newcastle) and James Roddey (selected from a list pre-approved by Messrs. Esch and Krassner) were selected as the Independent Designees for the Prior Annual Meeting.

Index

In addition to the obligations set forth above, the parties also agreed under the MSA Amendment (a) to vote against and not to propose (i) any amendment to the Certificate of Incorporation or Bylaws or the adoption of any other corporate measure that (A) reduces or fixes the size of the Board below seven directors or increases or fixes the size of the Board in excess of seven directors or (B) provides that directors shall be elected other than on an annual basis and (b) not to seek to advise, encourage or influence (or form, join or in any way participate in any “group” or act in concert with) any other person with respect to the voting of any Company voting securities inconsistent with the foregoing.  Pursuant to the MSA Amendment, the parties also agreed that, beginning with the Prior Annual Meeting and so long as the Mutual Support Agreement remains in effect, the parties will cause their representatives on the Board to vote to maintain the size of the Board at seven directors, unless otherwise agreed to by the respective Board designees of the parties.

Effective upon the date of the Prior Annual Meeting, Newcastle designated Messrs. Coleman and Dvorak as its designees pursuant to the Mutual Support Agreement (replacing Messrs. Murray and Stone).

Although the Company is not a party to the Mutual Support Agreement, the Board unanimously approved the nomination of each of the designees thereunder for election to the Board at the Prior Annual Meeting.

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

The Audit Committee is comprised of Mark Pape (Chairman) and James Roddey.  Both Mr. Pape and Mr. Roddey are “independent,” as independence for Audit Committee members is defined under the listing standards of The NASDAQ Stock Market LLC (“Nasdaq”).  The Board has determined that each of Messrs. Pape and Roddey qualify as an “audit committee financial expert,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Index

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

Based solely on a review of the copies of the Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2010, we believe that our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2010, except as set forth below.

On December 16, 2010, Mr. Krassner filed a Statement of Changes in Beneficial Ownership on Form 4 which did not timely report the purchase of a total of 75,000 shares of Common Stock on December 13, 2010.

On January 6, 2011, Mr. Esch filed a Statement of Changes in Beneficial Ownership on Form 4 which did not timely report the following purchases of Common Stock: (i) 100,000 shares on December 17, 2010, (ii) 200,000 shares on December 23, 2010, and (iii) 20,000 shares on December 31, 2010.

Item 11.                 Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, Chief Financial Officer and General Counsel for each of the last two years.  We refer to these executive officers as our “Named Executive Officers.”

Index

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Mark E. Schwarz	2010	175,000	-		175,000
Chief Executive Officer (1)	2009	87,500	7,000	(2)	94,500

John Murray	2010	279,167	-		279,167
Chief Financial Officer	2009	102,083	-		102,083

Evan Stone	2010	145,833	-		145,833
General Counsel and Secretary (3)	2009	72,916	-		72,916

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding equity awards held by the Named Executive Officers as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Mark E. Schwarz	100,000	0	0.28	6/21/11

John Murray	50,000	0	0.28	6/18/14

Evan Stone	-	-	-	-

Director Compensation

For the fiscal year ended December 31, 2010, each of our non-employee directors was entitled to compensation consisting of $28,000 in fees, stock options to purchase 100,000 shares of common stock, or a combination of stock and options.  Mr. Schwarz was also entitled to director compensation in 2009, at the same rate as the non-employee directors, while he was acting as our Interim Chief Executive Officer without pay.  Mr. Schwarz ceased being entitled to director compensation when he was appointed our Chief Executive Officer in April 2009.  Each of our non-employee directors elected to receive their annual compensation for 2010 all in cash.

Index

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Horst-Dieter Esch (1)	21,000	-	21,000
Brad Krassner (1)	21,000	-	21,000
Clinton Coleman (2)	-	-	-
James Dvorak (2)	-	-	-
Mark Pape (2)	-	-	-
James Roddey (2)	-	-	-

(1)	Appointed to the Board in February 2010.

(2)	Elected to the Board in January 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our Common Stock beneficially owned as of April 29, 2011 by:

•	each person who is known by us to beneficially own 5% or more of our Common Stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

As of April 29, 2011, 129,440,752 shares of our Common Stock were outstanding.  Unless otherwise indicated, the Common Stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by such holders, and also includes options to purchase shares of our common stock exercisable within 60 days of April 29, 2011.  Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o Wilhelmina International, Inc., 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

Index

	Common Stock
Name of Beneficial Owner	Shares		%	(1)
5% or Greater Stockholders

Newcastle Partners, L.P. (2)	34,064,466	(3)	26.3
Lorex Investments AG (4)	29,482,553	(5)	22.8
Krassner Family Investments Limited Partnership (6)	30,599,757	(7)	23.6

Directors and Named Executive Officers

Mark E. Schwarz	34,164,466	(8)	26.4
Clinton Coleman	0		-
James Dvorak	0		-
Horst-Dieter Esch	29,582,553	(9)	22.9
Brad Krassner	30,699,757	(10)	23.7
Mark Pape	0		-
James Roddey	0		-

John Murray	50,000	(11)	*
Evan Stone	0		-

All directors and executive officers as a group (nine persons)	94,496,776	(12)	72.9
_________________________

*           Less than 1%

(1)
Based on 129,440,752 shares of Common Stock outstanding as of April 29, 2011. With the exception of shares that may be acquired by employees pursuant to our 401(k) retirement plan, a person is deemed to be the beneficial owner of Common Stock that can be acquired within 60 days of April 29, 2011 upon the exercise of options.  Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options that are held by such person, but not those held by any other person, and that are exercisable within 60 days of April 29, 2011 have been exercised.

(2)	The business address of Newcastle is 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

(3)
Consists of shares of Common Stock held by Newcastle, as disclosed in Amendment No. 6 to a Schedule 13D filed with the SEC on October 21, 2010.  NCM, as the general partner of Newcastle, may be deemed to beneficially own the shares held by Newcastle.  Newcastle Capital Group, L.L.C. (“NCG”), as the general partner of NCM, which in turn is the general partner of Newcastle, may be deemed to beneficially own the shares held by Newcastle.  Mark E. Schwarz, as the managing member of NCG, the general partner of NCM, which in turn is the general partner of Newcastle, may also be deemed to beneficially own the shares held by Newcastle.  Each of NCM, NCG and Mr. Schwarz disclaims beneficial ownership of the shares held by Newcastle except to the extent of their pecuniary interest therein.

(4)	The business address of Lorex is c/o Mattig-Suter und Partner, Bahnhofstrasse 28, Schwyz, CH-6431, Switzerland.

(5)
Consists of shares of Common Stock held by Lorex, as disclosed in a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC by Dieter Esch on December 16, 2010.  Mr. Esch is the sole stockholder of Lorex and Peter Marty is the sole officer and director of Lorex.  Mr. Esch and Mr. Marty share voting and dispositive power over the shares held by Lorex.  Mr. Marty has no pecuniary interest in the shares held by Lorex.

(6)	The business address of Krassner L.P. is 31 East Rivo Alto, Miami Beach, Florida 33139.

(7)
Consists of shares of Common Stock held by Krassner L.P., as disclosed in a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC by Brad Krassner on December 16, 2010.  Krassner Investments, Inc. (“Krassner Inc.”) is the general partner of Krassner L.P. and therefore has voting and dispositive power over these shares.  Krassner Inc. disclaims any pecuniary interest in these shares except to the extent of its ownership interest in Krassner L.P. (it owns a 1% interest in Krassner L.P.).  Mr. Krassner is the President, Director and sole stockholder of Krassner Inc.  Mr. Krassner, individually, and the Krassner Family Investment Trust (“Krassner Trust”) are the limited partners of Krassner L.P.  Mr. Krassner’s children are the beneficiaries of the Krassner Trust and his mother is a trustee of the Krassner Trust.  Mr. Krassner and the Krassner Trust disclaim any pecuniary interest in these shares except to the extent of their ownership interest therein (Mr. Krassner owns an 83.5% limited partnership interest in Krassner L.P. and the Krassner Trust owns a 15.5% limited partnership interest in Krassner L.P.).  By virtue of his position with Krassner L.P., Mr. Krassner has the sole power to vote and dispose of the shares owned by Krassner L.P.

Index

(8)
Consists of 100,000 shares of Common Stock issuable upon the exercise of options held by Mark Schwarz individually and 34,064,466 shares held by Newcastle.  Mr. Schwarz may be deemed to beneficially own the shares held by Newcastle by virtue of his power to vote and dispose of such shares.  Mr. Schwarz disclaims beneficial ownership of the shares held by Newcastle except to the extent of his pecuniary interest therein.

(9)
Consists of 100,000 shares of Common Stock held by Dieter Esch and 29,482,553 shares of Common Stock held by Lorex.  Mr. Esch is the sole stockholder of Lorex and Peter Marty is the sole officer and director of Lorex.  Mr. Esch and Mr. Marty share voting and dispositive power over the shares held by Lorex.  Mr. Marty has no pecuniary interest in the shares held by Lorex.

(10)
Consists of 100,000 shares of Common Stock held by Brad Krassner and 30,599,757 shares of Common Stock held by Krassner L.P.  Krassner Inc. is the general partner of Krassner L.P. and therefore has voting and dispositive power over these shares.  Krassner Inc. disclaims any pecuniary interest in these shares except to the extent of its ownership interest in Krassner L.P. (it owns a 1% interest in Krassner L.P.).  Mr. Krassner is the President, Director and sole stockholder of Krassner Inc.  Mr. Krassner, individually, and the Krassner Trust are the limited partners of Krassner L.P.  Mr. Krassner’s children are the beneficiaries of the Krassner Trust and his mother is a trustee of the Krassner Trust.  Mr. Krassner and the Krassner Trust disclaim any pecuniary interest in these shares except to the extent of their ownership interest therein (Mr. Krassner owns an 83.5% limited partnership interest in Krassner L.P. and the Krassner Trust owns a 15.5% limited partnership interest in Krassner L.P.).  By virtue of his position with Krassner L.P., Mr. Krassner has the sole power to vote and dispose of the shares owned by Krassner L.P.

(11)
Consists of shares of Common Stock issuable upon the exercise of options held by John Murray individually.  Mr. Murray is the Chief Financial Officer of NCM.  Mr. Murray disclaims beneficial ownership of the 34,064,466 shares held by Newcastle.

(12)	Consists of 94,346,776 shares of Common Stock and 150,000 shares of Common Stock issuable upon the exercise of options.

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

The following table summarizes the equity compensation plans under which Common Stock may be issued as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	150,000	$0.28	0

Equity compensation plans not approved by security holders	-	-	-

Total	150,000	$0.28	0

Index

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

Transactions with Related Persons

Transactions with Newcastle and its Affiliates

Our corporate headquarters is currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which is also an office of NCM.  Pursuant to an oral agreement, we previously occupied a portion of NCM’s office space on a month-to-month basis at no charge, and received accounting and administrative services from employees of NCM at no charge.  Effective October 1, 2006, the parties formalized this arrangement by executing a services agreement.  Pursuant to the services agreement, we continue to occupy a portion of NCM’s office space on a month-to-month basis at $2,500 per month and incur additional fees to NCM for accounting and administrative services provided by employees of NCM.  During the fiscal years ended December 31, 2010 and 2009, we incurred fees (including the payments for the NCM office space) of approximately $30,000 and $56,000, respectively, under the services agreement.

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

Index

Concurrently with the closing of the Equity Financing Agreement, and as a condition thereto, the parties entered into a registration rights agreement, pursuant to which Newcastle was granted certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issuable under the Equity Financing Agreement.

Mr. Schwarz, our Chief Executive Officer and Chairman of the Board, is the Chairman, Chief Executive Officer and Portfolio Manager of NCM, which is the General Partner of Newcastle.  Mr. Murray, our Chief Financial Officer, is the Chief Financial Officer of NCM.  Mr. Stone, our General Counsel, is a former Vice President and General Counsel of NCM.

Transactions with Messrs. Esch and Krassner

Under the Acquisition Agreement, Mr. Esch, Lorex, Mr. Krassner and Krassner L.P. (the “Control Sellers”) received $14,521,967 in cash (including $6,000,000 received by Krassner L.P. in repayment of an outstanding note held by Krassner L.P.) and $7,609,336 (63,411,131 shares) of Common Stock upon the consummation of the Acquisition (based on the closing price of the shares on such date).  The purchase price was subject to certain post-closing adjustments, which were to be effected against 18,811,687 shares (the “Restricted Shares”) of Common Stock issued to the Control Sellers that were held in escrow pursuant to the Acquisition Agreement in respect of the “core” business price adjustment. The Control Sellers also had the right to receive earn out payments, subject to certain offsets, based on the operating results of Wilhelmina Artist Management, LLC (“WAM”) and Wilhelmina Miami, Inc. (“Wilhelmina Miami”), our wholly owned subsidiaries, for the three year period beginning January 1, 2009.

After the closing of the Acquisition, the parties became engaged in a dispute relating to a purchase price adjustment being sought by the Company in connection with the Acquisition and other related matters.  On October 18, 2010, Newcastle and the Control Sellers entered into a Global Settlement Agreement (the “Settlement Agreement”) which provided that (a) all of the Restricted Shares were released to the Control Sellers, (b) all the Company’s future earn-out obligations relating to WAM were cancelled and (c) (i) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2 million of the Company’s earn-out obligations relating to the operating results of Wilhelmina Miami (the “Miami Earnout”) was cancelled and (ii) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2 million was cancelled.  With respect to any portion of the Miami Earnout that may become payable, the Company further agreed not to assert any setoff thereto in respect of (a) any negative closing net asset adjustment determined under the Acquisition Agreement or (b) any divisional loss in respect of WAM.  The Miami Earnout is based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 multiplied by 7.5, payable in cash or stock (at the Control Seller’s election).  The Settlement Agreement also provided for the dismissal of then pending litigation between the Company and the Control Sellers regarding the Restricted Shares and the withdrawal of indemnification claims under the Acquisition Agreement and the entering into of the MSA Amendment.  The Company also agreed to reimburse certain documented legal fees (not to exceed $300,000) of the Control Sellers.

Index

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

On December 30, 2009, Signature Bank delivered a demand letter (the “Demand Letter”) to us and Wilhelmina Ltd., requesting the immediate payment of all outstanding principal and accrued interest in the aggregate amount of approximately $2,019,000 under the Credit Facility.  The delivery of the Demand Letter requesting mandatory repayment of principal under the Credit Facility triggered a “Bank Payoff Event” under the Esch Letter Agreement.  Accordingly, pursuant to the terms of the Esch Letter Agreement, the aggregate amount of $1,750,000 that was held in escrow was released and paid to Signature Bank (the “Escrow Payoff”) and the Company issued to Mr. Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  Interest is payable in arrears on a monthly basis.  For the calendar year 2010, interest on the outstanding principal balance of the Esch Note accrued at the “Weighted Average Loan Document Rate” (as defined below), which equaled approximately 3.83%.  The “Weighted Average Loan Document Rate” was calculated using a weighted average formula based on the rates applicable to the principal amounts outstanding for each of the two components of the Credit Facility - revolver ($2,000,000 principal outstanding at December 30, 2009 at a rate of prime plus 0.5%) and term loan ($26,000 principal outstanding at December 30, 2009 at a rate of 6.65%) - prior to release of the escrow.   Principal under the Esch Note was to be repaid in quarterly installments of $250,000 until the Esch Note is paid in full, with outstanding principal balance of the Esch Note, together with all accrued, but unpaid interest thereon, due and payable on December 31, 2010.

Through April 29, 2011, the total amount of principal and interest paid to Mr. Esch under the Esch Note was $1,550,000 and $70,679, respectively.

On December 7, 2010, the Company and Mr. Esch entered into an Amendment to the Esch Note (the “Note Amendment”).  Under the Note Amendment, (a) the maturity date of the Esch Note was extended to June 30, 2011 (from December 31, 2010), (b) commencing January 1, 2011, the interest rate on outstanding principal under the Esch Note increased to 9.0% per annum (from a weighted average rate approximating 3.83%) and (c) installment payments of remaining principal under the Esch Note will be paid as follows: (i) $400,000 on March 31, 2011; and (ii) $200,000 on June 30, 2011.  In addition, an installment of $400,000 was paid on December 31, 2010 pursuant to the Note Amendment.

Index

In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that we initially draw under such new facility at the closing of such facility.  The Esch Note is unsecured and is pre-payable by the Company at any time without penalty or premium.

In September 2009, we entered into a consulting agreement with Mr. Esch pursuant to which Mr. Esch would serve as a consultant for $150,000 per annum, which agreement was terminated in December 2009.  Mr. Esch received a total of $37,500 in consulting fees under this arrangement.

Mr. Esch also provides a personal guarantee of our corporate American Express card.

Director Independence

Annually, as well as in connection with the election or appointment of a new director to the Board, the Board considers the business and charitable relationships between it and each director and determines whether such director is “independent” under Nasdaq’s listing standards.  Accordingly, the Board has determined that Mark Pape and James Roddey are independent under Nasdaq’s listing standards.  Messrs. Schwarz, Esch and Krassner are not independent under Nasdaq’s listing standards.  As of the date hereof, the Board has not made a determination regarding independence with respect to Messrs. Coleman and Dvorak. The Audit Committee is comprised of Messrs. Pape (Chairman) and Roddey, both of whom are independent under Nasdaq’s listing standards applicable to Audit Committee members.  The Compensation Committee is also composed of Messrs. Pape and Roddey. The Company does not have a separately-designated Nominating Committee at this time.

Item 14.                 Principal Accountant Fees and Services

Fees Billed During Fiscal 2010 and 2009

Audit Fees

The aggregate fees billed by Burton McCumber & Cortez, L.L.P. (“Burton McCumber”), our independent registered public accounting firm, for professional services required for the audit of our annual financial statements included in our Annual Report on Form 10-K and the review of the interim financial statements included in our Quarterly Reports on Form 10-Q were $191,419 and $191,690 for fiscal years 2010 and 2009, respectively.

Audit-Related Fees

We did not engage or pay Burton McCumber for assurance and related services in fiscal years 2010 and 2009.

Tax Fees

We did not engage or pay Burton McCumber for professional services relating to tax compliance, tax advice or tax planning in fiscal years 2010 and 2009.

Index

All Other Fees

Other than the services described above, we did not engage or pay Burton McCumber for services in fiscal years 2010 and 2009.

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

All of the engagements and fees for the fiscal years ended December 31, 2010 and December 31, 2009 were pre-approved by the Audit Committee.  In connection with the audit of our financial statements for the fiscal year ended December 31, 2010, Burton McCumber only used full-time, permanent employees.

The Audit Committee has considered whether the provision by Burton McCumber of the services covered by the fees other than the audit fees is compatible with maintaining Burton McCumber’s independence and believes that it is compatible.

Index

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

Index

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
4.5
Registration Rights Agreement, dated August 25, 2008, by and among New Century Equity Holdings Corp., Dieter Esch, Lorex Investments AG, Brad Krassner, Krassner Family Investments, L.P. and Sean Patterson (incorporated by reference from Exhibit 10.2 to Form 8-K, dated August 26, 2008).

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

Index

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

Index

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

WILHELMINA INTERNATIONAL, INC.

Date: May 2, 2011	By:	/s/ Mark E. Schwarz
	Name:	Mark E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of May, 2011.

/s/ Mark E. Schwarz	Chief Executive Officer and
Mark E. Schwarz	Chairman of the Board (Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer
John P. Murray	(Principal Financial Officer and Principal Accounting Officer)

Director
Brad Krassner

/s/ Dieter Esch	Director
Dieter Esch

/s/ Clinton Coleman	Director
Clinton Coleman

/s/ James Dvorak	Director
James Dvorak

/s/ Mark Pape	Director
Mark Pape

/s/ James Roddey	Director
James Roddey