Form 10-Q
period 2011-03-31
Wilhelmina International, Inc.
filed 2011-05-16
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 16, 2011, the registrant had 129,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2011

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)

ASSETS	March 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$1,715	$1,732
Accounts receivable, net of allowance for doubtful accounts of $623 and $623	10,046	8,525
Indemnification receivable	726	726
Prepaid expenses and other current assets	235	211
Total current assets	12,722	11,194

Property and equipment, net of accumulated depreciation of $141 and $118	319	326

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $3,898 and $3,479	4,439	4,858
Goodwill	12,647	12,647
Restricted cash	222	222
Other assets	288	239

Total assets	$39,104	$37,953

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,969	$3,810
Due to models	8,354	7,374
Deferred revenue	565	778
Foreign withholding claim subject to indemnification	726	726
Esch promissory note	200	600
Earn out-contingent liability	2,063	-
Total current liabilities	15,877	13,288

Long term liabilities
Deferred revenue, net of current portion	253	265
Deferred income tax liability	1,800	1,800
Earn out-contingent liability	-	2,063
Total long-term liabilities	2,053	4,128

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding in 2011 and 2010	1,294	1,294
Additional paid-in capital	85,072	85,072
Accumulated deficit	(65,192)	(65,829)
Total shareholders’ equity	21,174	20,537

Total liabilities and shareholders’ equity	$39,104	$37,953

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three months ended March 31,

	2011	2010
Revenues
Revenues	$13,440	$10,966
License fees and other income	392	489
Total revenues	13,832	11,455

Model costs	9,397	7,796

Revenues net of model costs	4,435	3,659

Operating expenses
Salaries and service costs	2,166	2,017
Office and general expenses	802	691
Amortization and depreciation	447	483
Corporate overhead	272	449
Total operating expenses	3,687	3,640
Operating income	748	19

Other income (expense):
Interest income	1	-
Interest expense	(14)	(24)
Total other expense	(13)	(24)

Income (loss) before provision for income taxes	735	(5)

Provision for income taxes
Current	98	25
Deferred	-	-
	98	25

Net income (loss) applicable to common stockholders	$637	$(30)

Basic and diluted income (loss) per common share	$0.01	$(0.00)

Weighted average common shares outstanding	129,441	129,441

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,

	2011	2010

Cash flows from operating activities:
Net income (loss)	$637	$(30)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	-	27
Amortization and depreciation	447	483
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,521)	(1,554)
(Increase) in prepaid expenses and other assets	(73)	(35)
Increase in due to models	981	213
Increase (decrease) in accounts payable and accrued liabilities	159	(163)
(Decrease) increase in other liabilities	(225)	13
Net cash provided by (used in) operating activities	405	(1,046)

Cash flows from investing activities:
Purchase of property and equipment	(22)	-
Net cash used in investing activities	(22)	-

Cash flows from financing activities
Repayment of line of credit	-	(250)
Repayment of Esch promissory note	(400)	(250)
Payments of debt	-	(41)
Net cash used in financing activities	(400)	(541)

Net decrease in cash and cash equivalents	(17)	(1,587)
Cash and cash equivalents, beginning of period	1,732	2,129
Cash and cash equivalents, end of period	$1,715	$542

Supplemental disclosures of cash flow information
Cash paid for interest	$14	$24
Cash paid for income taxes	$100	$25

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the financial statements not misleading have been included.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods.  It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Until the closing of the Wilhelmina Transaction in February 2009, the Company was in a transition period during which it sought to redeploy its assets to enhance shareholder value by evaluating potential acquisition and merger candidates.  During this transition period, the Company’s sole operating business was represented by an investment in ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”).  Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels (see Note 7).

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

On October 18, 2010, the Company, together with Newcastle Partners, L.P. (“Newcastle”) and the Control Sellers entered into a Global Settlement Agreement (the “Settlement Agreement”).  Under the Settlement Agreement, (i) a total of 18,811,686 Restricted Shares were released to the Control Sellers, (ii) all the Company’s future earn-out obligations relating to the operating results of WAM under the Acquisition Agreement were cancelled and (iii) (A) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2 million of the Company’s earn-out obligations relating to the operating results of Wilhelmina Miami under the Acquisition Agreement (the “Miami Earnout”) was cancelled and (B) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2 million was cancelled.  With respect to any portion of the Miami Earnout that may become payable, the Company further agreed not to assert any setoff thereto in respect of (1) any negative closing net asset adjustment determined under the Acquisition Agreement or (2) any divisional loss in respect of WAM.  The Company also reimbursed certain documented legal fees of the Control Sellers in the amount of $300,000, which amount was recorded as settlement expense in the consolidated statement of operations for the year ended December 31, 2010.

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

As of December 31, 2010 and March 31, 2011, management’s estimate of the fair value of the Miami Earnout was $2,063,000. Certain continuing indemnification obligations of the Control Sellers under the Acquisition Agreement are subject to offset against the Miami Earnout.

The Miami Earnout is payable (subject to the provisions of the Acquisition Agreement) around the first quarter of 2012. The Company’s ability to fund the earn-out obligations will be dependent on cash flow from operations and borrowings under the Company’s credit facility with Amegy Bank National Association (“Amegy”).

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

Concurrently with the execution of the Acquisition Agreement, the Company entered into a purchase agreement (the “Equity Financing Agreement”) with Newcastle, which at that time owned 19,380,768 shares, or approximately 36% of the outstanding Common Stock, for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement.  Pursuant to the Equity Financing Agreement, upon the closing of the Wilhelmina Transaction, the Company sold to Newcastle $3,000,000 (12,145,749 shares) of Common Stock at $0.247 per share, or approximately (but slightly higher than) the per share price applicable to the Common Stock issuable under the Acquisition Agreement.  As a result, Newcastle now owns 34,064,466 shares of Common Stock, or approximately 24% of the Company’s outstanding Common Stock.  Upon the closing of the Equity Financing Agreement, Newcastle obtained certain demand and piggyback registration rights with respect to the Common Stock it holds, including the Common Stock issued under the Equity Financing Agreement.  The registration rights agreement contains certain indemnification provisions for the benefit of the Company and Newcastle, as well as certain other customary provisions.

The Wilhelmina Transaction was accounted for using the acquisition method required by Accounting Standards Codification 805, “Business Combinations.” The fair value methods used for identifiable intangible assets were based on Level 3 inputs making use of discounted cash flows using a weighted average cost of capital.  The fair values of current assets and other assumed liabilities were based on the present value of contractual amounts.  Contractual amounts of accounts receivable, estimated uncollectible amounts and fair value totaled $6,188,000, $487,000 and $5,701,000, respectively, as of February 13, 2009.

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

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to the bank.  Accordingly, on December 31, 2009, the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  The effective interest rate of the Esch Note is prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note was repaid in quarterly installments of $250,000 until December 31, 2010 when the unpaid principal and interest thereon were to have become due and payable.  On December 7, 2010, the Company and Esch entered into an amendment (the “Esch Amendment”) to the Esch Note.  Under the Esch Amendment, (1) the maturity date of the Esch Note has been extended to June 30, 2011 (from December 31, 2010) and (2) commencing January 1, 2011, the interest rate on outstanding principal under the Esch Note increased to 9.0% per annum and (3) a $200,000 installment payment of remaining principal under the Esch Note is payable on June 30, 2011. In addition, $400,000 was paid on December 31, 2010 and March 31, 2011 pursuant to the Esch Amendment.

In the event that the Company closes a new revolving bank or debt facility, which provides the Company with committed working capital financing, the Company is required to pay down the Esch Note in the amount of the funds that the Company is initially permitted to draw under such new facility. The Esch Note is unsecured and may be pre-paid by the Company at any time without penalty or premium.

On April 29, 2011, the Company closed a credit agreement (the “Credit Agreement”) for a new $500,000 revolving credit facility with Amegy. Borrowings under the facility are to be used for working capital and other general business purposes of the Company, and to pay in full the Esch Note.

As of the date hereof, there are no amounts outstanding under the Credit Agreement.  Generally, amounts outstanding under the Credit Agreement shall bear interest at the greater of (a) 5% per annum or (b) the prime rate (which means, for any day, the rate of interest quoted in The Wall Street Journal as the “Prime Rate”) plus 2% per annum.  Credit is available under the facility through February 28, 2012 and is limited to a borrowing base equal to 80% of the aggregate value of the Company’s eligible accounts receivable (as defined in the Credit Agreement) of the Company.  The maturity date of the facility is February 28, 2012.

The Credit Agreement contains certain representations and warranties and affirmative and negative covenants.  Amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable upon the occurrence of an event of default.  Among other requirements, the Credit Agreement requires the Company to maintain a minimum net worth of $20,000,000 and a fixed charge coverage ratio (as defined) of not less than 1.5 to 1.0.

All indebtedness and other obligations of the Company under the Credit Agreement are secured by all of the assets of the Company , provided, however, that the collateral does not include the intellectual property of the Company or the stock or equity interests in the Company’s subsidiaries.

Note 5.  Restricted Cash

At March 31, 2011 and 2010, the Company had approximately $222,000 and $180,000, respectively, of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 6.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationships with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company has also entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $268,000 and $225,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 7.  Revenue Interest

On October 5, 2005, the Company entered into an agreement with Ascendant (the “Ascendant Agreement”) to acquire an interest in the revenues generated by Ascendant.  The Company has not recorded any revenue or received any revenue sharing payments pursuant to the Ascendant Agreement since July 1, 2006.

 During 2009, the Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal and therefore the revenue interest is carried at $0 in the accompanying balance sheets.

Note 8.  Commitments and Contingencies

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on either its consolidated financial position or its consolidated results of operations.

During the quarter ended March 31, 2011, the Company entered into a lease agreement for office space in Los Angeles, CA. The lease provides for average monthly rental payments of approximately $15,000 ($180,000 annually) for a period of 5 years commencing July 1, 2011.

As of March 31, 2011, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of March 31, 2011, total compensation payable under the remaining contractual term of these agreements was approximately $3,315,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.  Subject to certain exceptions, as of March 31, 2011, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period in the amount of approximately $1,529,000.

During the quarter ended March 31. 2011, the Company entered into a lease agreement in Los Angeles, CA for office space.  The lease provides for average monthly rental payments of approximately $15,000 for a period of 5 years commencing July 1, 2011.

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

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in four different financial institutions in New York, Los Angeles and Miami.  Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution.  Noninterest-bearing transaction accounts have unlimited FDIC insurance coverage through December 31, 2012. At March 31, 2011, the Company did not have any cash balances in excess of FDIC insurance coverage. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

Note 9.  Share Capital

On July 10, 2006, as amended on August 25, 2008, July 20, 2009, February 9, 2010, March 26, 2010, April 29, 2010, June 2, 2010, July 2, 2010, August 2, 2010, September 2, 2010, October 1, 2010, October 18, 2010 and December 8, 2010, the Company entered into a shareholder’s rights plan (the “Rights Plan”) that replaced the Company’s shareholder’s rights plan dated July 10, 1996 (the “Old Rights Plan”) that expired according to its terms on July 10, 2006.  The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

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

Note 10.  Income Taxes

As of March 31, 2011 the Company had a federal income tax loss carryforward of approximately $13,000,000, which begins expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income and capital gains.  A portion of Company’s net operating loss carryforwards were utilized to offset taxable income generated in the quarters ended March 31, 2011 and March 31, 2010.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Transaction.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 11.  Related Parties

As of March 31, 2011, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, respectively.  NCM is the General Partner of Newcastle, which owns 34,064,466 shares of Common Stock.  At the annual meeting of stockholders of the Company held on January 20, 2011, the stockholders of the Company elected Clinton Coleman (Vice President at NCM) and James Dvorak (Vice President at NCM) to serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 for the three months ended March 31, 2011 and March 31, 2010.  The Company owed NCM $0 and approximately $8,000 as of March 31, 2011 and 2010, respectively, under the services agreement.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 3).

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three months ended March 31, 2011 and March 31, 2010, management fee and rental income from the unconsolidated affiliate totaled approximately $27,000.

Note 12.  Treasury Stock

In December 2010, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 500,000 shares of its outstanding Common Stock.  The Company made no purchases of Common Stock during the three months ended March 31, 2011 and March 31, 2010.

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2011 and March 31, 2010.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

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

During the three months ended March 31, 2011, Wilhelmina has continued to see improvement in its clients’ willingness to spend on the services it provides as evidenced by an increase in demand for models. During this period, the Wilhelmina Companies experienced an increase in the rate of revenue growth compared to the three months ended March 31, 2010.  In the current economic environment, there can be no assurance as to the effects on the Company of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, the Company’s efforts to respond to them will be effective.

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

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) amounting to approximately $156 billion in 2010, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television and outdoor are of particular relevance, with Internet advertising becoming increasingly important.

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

Ascendant

On October 5, 2005, the Company acquired an interest in the revenues generated by ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”) a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $64,500,000 and $36,300,000 as of March 31, 2011 and March 31, 2010, respectively.

During 2009, the Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal and therefore the revenue interest is carried at $0 in the accompanying balance sheet.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

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

Gross Billings

Gross billings for the three months ended March 31, 2011 increased approximately $2,060,000, or 16.9%, to approximately $14,239,000, compared to approximately $12,179,000 for the three months ended March 31, 2010.  Generally, gross billings increased due to the Company’s clients spending more on advertising and the Company having the desired talent available to its clients. During the three months ended March 31, 2011, the Wilhelmina Companies experienced an increase in gross billings across the core modeling business of approximately 25% and a decrease in gross billings in the WAM business of approximately 26% compared to gross billings generated by the respective divisions during the three months ended March 31, 2010.  Gross billings of the WAM division represented approximately 7% of total gross billings for the three months ended March 31, 2011, compared to approximately 12% for the three months ended March 31, 2010.  During the three months ended March 31, 2011, gross billings of the various boards of the core modeling business experienced positive growth ranging from 7% to 81%, and two boards experienced negative growth of -15%, compared to the three months ended March 31, 2010.

Revenues

During the three months ended March 31, 2011, revenues increased approximately $2,474,000, or 22.6%, to approximately $13,440,000, compared to approximately $10,966,000 during the three months ended March 31, 2010.  During the three months ended March 31, 2011, the Company experienced increases in revenues as a result of increases in gross billings for the core modeling business and revenues previously deferred.

License Fees and Other Income

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three months ended March 31, 2011 and March 31, 2010, management fee income from the unconsolidated affiliate amounted to approximately $27,000 and $27,000, respectively.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the three months ended March 31, 2011 and March 31, 2010, license fees totaled approximately $38,000 and $45,000, respectively.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents.  During the three months ended March 31, 2011 and March 31, 2010, revenue from these licensing agreements totaled approximately $268,000 and $225,000, respectively.

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

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.  Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost.  During the three months ended March 31, 2011, model costs increased approximately $1,601,000, or 20.6%, to approximately $9,397,000, compared to approximately $7,796,000 during the three months ended March 31, 2010. Model costs increased 20.6% compared to the prior year quarter as a result of a 22.6% increase in revenues as compared to the prior year quarter. Model costs increased somewhat less than expected, given the increase in revenues, due to a greater recovery of certain fixed model costs which results from an increased utilization of models.

During the three months ended March 31, 2011, model costs as a percentage of revenues were approximately 69.9% compared to 71.1% during the three months ended March 31, 2010. Margins improved slightly from the prior year period due to an increased utilization of the Company’s models which results in a greater recovery of certain fixed model costs.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.  During the three months ended March 31, 2011, operating expenses increased approximately $47,000, or 1.3%, to approximately $3,687,000, compared to approximately $3,640,000 during the three months ended March 31, 2010.  The increase in operating expenses is attributable to increases in salaries and service costs and office and general expenses offset by decreases in amortization and depreciation and corporate overhead.

  All operating costs except corporate overhead expenses are attributable to the Wilhelmina Companies and are discussed below.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.  During the three months ended March 31, 2011, salaries and service costs increased approximately $149,000, or 7.4%, to approximately $2,166,000, compared to approximately $2,017,000 during the three months ended March 31, 2010.   The Company experienced increased salary costs in connection with the hiring of employees and increased incentive compensation as a result of employees achieving performance targets.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.  During the three months ended March 31, 2011, office and general expenses increased approximately $111,000, or 16.1%, to approximately $802,000, compared to approximately $691,000 during the three months ended March 31, 2010.  Office and general expenses increased due to costs associated with professional fees and technology.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three months ended March 31, 2011, depreciation and amortization expense totaled $447,000 (of which $418,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction) compared to $483,000 during the three months ended March 31, 2010 (of which $466,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction).  Fixed asset purchases totaled approximately $22,000 and $0 during the three months ended March 31, 2011 and March 31, 2010, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel.  During the three months ended March 31, 2011, corporate overhead approximated $272,000 compared to $449,000 for the three months ended March 31, 2010. The decrease in corporate overhead for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to a decrease in accounting, tax and legal fees.

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

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement, is calculated based on the  three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock.  As of December 31, 2010 and March 31, 2011, management’s estimate of the combined fair value of the Miami Earnout was approximately $2,063,000.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.  No asset impairment charges were incurred during the three months ended March 31, 2011 and 2010.

Interest Income

Interest income totaled approximately $1,000 and $0 for the three months ended March 31, 2011 and March 31, 2010, respectively.  The increase in interest income is the result of an increase in cash balances which earn yields.

Interest Expense

Interest expense totaled approximately $14,000 and $24,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.  The decrease in interest for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, is the result of declines in the balances of the Credit Facility with Signature Bank and the Esch Note due to principal payments. See Liquidity and Capital Resources below for further discussion.

Liquidity and Capital Resources

The Company’s cash balance decreased to $1,715,000 at March 31, 2011, from $1,732,000 at December 31, 2010.  The decrease is primarily attributable to principal payments under the Esch Note totaling $400,000, which was offset by cash flow from operations.

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts.  Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

The Company’s ability to make the final principal payment of $200,000 under the Esch Note, to replace its indebtedness, and to fund working capital and planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond its control.  The Company has historically secured its working capital facility through accounts receivable balances and, therefore, the Company’s ability to continue servicing debt is dependent upon the timely collection of those receivables.  The Company believes its operations will provide working capital necessary to meet its needs.

Amegy Credit Facility

On April 29, 2011, the Company closed the Credit Agreement for a new $500,000 revolving credit facility with Amegy.  Borrowings under the facility are to be used for working capital and other general business purposes of the Company, and to pay in full the Esch Note.

As of the date hereof, there are no amounts outstanding under the Credit Agreement.  Generally, amounts outstanding under the Credit Agreement shall bear interest at the greater of (a) 5% per annum or (b) the prime rate (which means, for any day, the rate of interest quoted in The Wall Street Journal as the “Prime Rate”) plus 2% per annum.  Credit is available under the facility through February 28, 2012 and is limited to a borrowing base equal to 80% of the aggregate value of eligible accounts receivable (as defined in the Credit Agreement) of the Company.  The maturity date of the facility is February 28, 2012.

Earn Out

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement (see Note 4 to the accompanying financial statements) is calculated based on the  three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock. As of December 31, 2010 and March 31, 2011, management’s estimate of the fair value of the Miami Earnout was approximately $2,063,000.

The Miami Earnout is payable (subject to the provisions of the Acquisition Agreement) around the first quarter of 2012. The Company’s ability to fund the earn-out obligations will be dependent  on cash flow from operations and borrowings under the Credit Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2011, the Company had $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business.  General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

Critical Accounting Policies

Revenue Recognition

In compliance with generally accepted accounting principles when reporting revenue gross as a principal versus net as an agent, the Company assesses whether it, the model or the talent is the primary obligor.  The Company evaluates the terms of its model, talent and client agreements as part of this assessment.  In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or talent selection and credit risk the Company undertakes.  The Company operates broadly as a modeling agency and in those relationships with models and talent where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue when earned and collectability is reasonably assured and the related costs incurred to the model or talent as model or talent cost.  In other model and talent relationships, where the Company believes the key indicators suggest it acts as an agent on behalf of the model or talent, the Company records revenue net of pass-through model or talent cost.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of March 31, 2011, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                      Legal Proceedings.

In addition to the legal proceedings otherwise disclosed in this report, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, are believed, in the Company’s opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
________________
* Filed herewith