Form 10-Q
period 2011-09-30
Wilhelmina International, Inc.
filed 2011-11-14
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                                                                         Accelerated filer [  ]
Non-accelerated filer [  ]                                                                                           Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes     [x] No

As of November 14, 2011, the registrant had 129,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2011

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	(Unaudited)
ASSETS	September 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$3,737	$1,732
Accounts receivable, net of allowance for doubtful accounts of $597 and $623	10,473	8,525
Indemnification receivable	726	726
Prepaid expenses and other current assets	170	211
Total current assets	15,106	11,194

Property and equipment, net of accumulated depreciation of $196 and $124	534	326

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $4,645 and $3,479	3,692	4,858
Goodwill	12,563	12,647
Restricted cash	222	222
Other assets	302	239

Total assets	$40,886	$37,953

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,160	$3,810
Due to models	8,990	7,374
Deferred revenue	313	778
Foreign withholding claim subject to indemnification	726	726
Amegy credit facility	500	-
Esch promissory note	-	600
Earn out-contingent liability	2,138	-
Total current liabilities	16,827	13,288

Long term liabilities
Deferred revenue, net of current portion	263	265
Deferred income tax liability	1,800	1,800
Earn out-contingent liability	-	2,063
Total long-term liabilities	2,063	4,128

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding in 2011 and 2010	1,294	1,294
Additional paid-in capital	85,110	85,072
Accumulated deficit	(64,408)	(65,829)
Total shareholders’ equity	21,996	20,537

Total liabilities and shareholders’ equity	$40,886	$37,953

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010
Revenues
Revenues	$13,258	$11,821	$41,038	$34,675
License fees and other income	211	347	938	1,122
Total revenues	13,469	12,168	41,976	35,797

Model costs	9,278	8,108	28,632	24,076

Revenues net of model costs	4,191	4,060	13,344	11,721

Operating expenses
Salaries and service costs	2,502	2,011	7,067	5,995
Office and general expenses	623	767	2,181	2,177
Amortization and depreciation	401	481	1,238	1,447
Corporate overhead	327	290	907	1,014
Total operating expenses	3,853	3,549	11,393	10,633
Operating income	338	511	1,951	1,088

Other income (expense):
Miami earn-out fair value adjustment	(75)	249	(75)	249
Equity Earnings in Wilhelmina Kids & Creative Mgmt, LLC	43	12	33	58
Settlement expense	-	(300)	-	(300)
Interest income	2	-	4	-
Interest expense	(2)	(14)	(21)	(52)
	(32)	(53)	(59)	(45)

Income before provision for income taxes	306	458	1,892	1,043

Provision for income taxes
Current	(243)	(50)	(471)	(204)
Deferred	-	-	-	-
	(243)	(50)	(471)	(204)

Net income applicable to common stockholders	$63	$408	$1,421	$839

Basic and diluted net income per common share	$0.00	$0.00	$0.01	$0.01

Weighted average common shares outstanding	129,441	129,441	129,441	129,441

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,421	$839
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	-	81
Amortization and depreciation	1,238	1,447
Settlement expenses	-	300
Miami earn-out fair value adjustment	75	(249)
Correction of prior period error-foreign withholding liability	84	-
Share based payment expense	38	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,948)	(3,724)
Increase in prepaid expenses and other assets	(23)	(287)
Indemnification receivable	-	(726)
Increase in due to models	1,616	2,090
Increase (decrease) in accounts payable and accrued liabilities	350	(402)
Foreign withholding claim subject to indemnification	-	726
(Decrease) increase in other liabilities	(467)	151
Net cash provided by operating activities	2,384	246

Cash flows from investing activities:
Purchase of property and equipment	(279)	(75)
Net cash used in investing activities	(279)	(75)

Cash flows from financing activities
Proceeds from Amegy Bank credit facility	500	-
Repayment of Signature Bank line of credit	-	(250)
Repayment of Esch promissory note	(600)	(750)
Payments of other debt	-	(41)
Net cash used in financing activities	(100)	(1,041)

Net increase (decrease) in cash and cash equivalents	2,005	(870)
Cash and cash equivalents, beginning of period	1,732	2,129
Cash and cash equivalents, end of period	$3,737	$1,259

Supplemental disclosures of cash flow information
Cash paid for interest	$21	$52
Cash paid for income taxes	$428	$141

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

The purchase price was subject to certain post-closing adjustments, which were to be effected against a total of 19,229,746 shares of Common Stock (valued at approximately $2,307,000 on February 13, 2009) (the “Restricted Shares”) that were held in escrow pursuant to the Acquisition Agreement.   The Restricted Shares held in escrow were intended to support earn-out offsets and indemnification obligations of the Sellers.  The Control Sellers were required to leave in escrow, through 2011, any stock “earned” following resolution of “core” adjustments, up to a total value of $1,000,000.  Losses at WAM and Wilhelmina Miami, respectively, could be offset against any positive earn-out with respect to the other company.  Losses in excess of earn-out amounts could also result in the repurchase of the remaining shares of Common Stock held in escrow for a nominal amount.  Working capital deficiencies could also reduce positive earn-out amounts.

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

As of December 31, 2010 and September 30, 2011, management’s estimate of the fair value of the Miami Earnout was $2,063,000 and $2,138,000, respectively. During the three months ended September 30, 2011, management determined (based on a number of factors, including the most recent financial results of the Miami division) that the estimate of the fair value of the Miami Earnout required an increase of $75,000.

Certain continuing indemnification obligations of the Control Sellers under the Acquisition Agreement are subject to offset against the Miami Earnout.

The Miami Earnout is payable (subject to the provisions of the Acquisition Agreement) near the end of the first quarter of 2012. The Company’s ability to fund the earn-out obligations will be dependent on cash flow from operations and borrowings (if available) under the Company’s credit facility with Amegy Bank National Association (“Amegy”).

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

The intangible assets acquired include intangible assets with indefinite lives, such as the Wilhelmina brand/trademarks and intangible assets with finite lives, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements, and the remainder of any intangible assets not meeting the above criteria has been allocated to goodwill.  Some of these assets, such as goodwill and the Wilhelmina brand/trademarks, are non-amortizable.  Other intangible assets, such as customer relationships, model contracts, talent contracts, noncompetition agreements and license agreements, are being amortized on a straight line basis over their estimated useful lives which range from 2 to 7 years.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), which  provides  interpretive  guidance on how the effects of the carryover  or  reversal  of prior year  misstatements  should be considered  in quantifying  a current year  misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements.  SAB 108 provides transitional guidance for the correction of errors in prior periods.

In accordance with the application of SAB 108, the Company evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108.  As a result of this dual methodology approach of SAB 108, the Company corrected the cumulative error in its accounting for liabilities related to foreign withholding of taxes for the quarter ended June 30, 2011, by relieving a liability of approximately $84,000 with a corresponding reduction of goodwill.

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

The Esch Letter Agreement provided that in the event of the payment of funds from escrow to Signature Bank, the Company was required to promptly issue to Esch, in replacement of the funds held in escrow, a promissory note in the principal amount of the amount paid to the bank.  Accordingly, on December 31, 2009, the Company issued to Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  The effective interest rate of the Esch Note was prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note was repaid in quarterly installments of $250,000 until December 31, 2010 when the unpaid principal and interest thereon were to have become due and payable.  On December 7, 2010, the Company and Esch entered into an amendment (the “Esch Amendment”) to the Esch Note.  Under the Esch Amendment, (1) the maturity date of the Esch Note was extended to June 30, 2011 (from December 31, 2010) and (2) commencing January 1, 2011, the interest rate on outstanding principal under the Esch Note increased to 9.0% per annum. In addition, $400,000 was paid on December 31, 2010 and March 31, 2011 and $200,000 was paid on June 30, 2011, pursuant to the Esch Amendment. The Esch Note has been paid in full.

On April 29, 2011, the Company closed a credit agreement (the “Credit Agreement”) for a new $500,000 revolving credit facility with Amegy. Borrowings under the facility are to be used for working capital and other general business purposes of the Company.

During the three months ended September 30, 2011, the Company drew $500,000 under the Credit Agreement.  Generally, amounts outstanding under the Credit Agreement shall bear interest at the greater of (a) 5% per annum or (b) the prime rate (which means, for any day, the rate of interest quoted in The Wall Street Journal as the “Prime Rate”) plus 2% per annum.  Credit is available under the facility through February 28, 2012 and is limited to a borrowing base equal to 80% of the aggregate value of eligible accounts receivable (as defined in the Credit Agreement) of the Company.  The maturity date of the facility is February 28, 2012.

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

Note 5.  Restricted Cash

At September 30, 2011 and December 31, 2010, the Company had approximately $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 6.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company has also entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $137,000 and $562,000 for the three and nine months ended September 30, 2011, respectively, and approximately $219,000 and $531,000 for the three and nine months ended September 30, 2010, respectively.

Note 7.  Revenue Interest

On October 5, 2005, the Company entered into an agreement with Ascendant (the “Ascendant Agreement”) to acquire an interest in the revenues generated by Ascendant.  The Company has not recorded any revenue or received any revenue sharing payments pursuant to the Ascendant Agreement since July 1, 2006.

 During 2009, the Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal and, therefore, the revenue interest is carried at $0 in the accompanying consolidated balance sheets.

Note 8.  Commitments and Contingencies

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on either its consolidated financial position or its consolidated results of operations.

As of September 30, 2011, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of September 30, 2011, total compensation payable under the remaining contractual term of these agreements was approximately $3,656,000.  In addition to the contract term, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.  Subject to certain exceptions, as of September 30, 2011, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period additional amounts of approximately $2,018,000.

During the nine months ended September 30, 2011, the Company entered into a lease agreement for office space located in Los Angeles, CA. The lease provides for average monthly rental payments of approximately $15,000 for a period of 5 years commencing July 1, 2011.

During the three months ended September 30, 2010, the Company received IRS notices totaling approximately $726,000 related to foreign withholding claims for tax years 2006 and 2008.  The Company is indemnified by the Control Sellers under the Acquisition Agreement for losses incurred as a result of such deficiency notice, and the Control Sellers have confirmed such responsibility to the Company.  Such indemnification is required to be satisfied in cash and/or, at the election of the Company, by offset to future earn-out payments.

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Dallas, and Miami.  Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution.  Noninterest-bearing transaction accounts have unlimited FDIC insurance coverage through December 31, 2012. At September 30, 2011, the Company did not have any cash balances in excess of FDIC insurance coverage. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

During the three months ended June 30, 2011, the Company adopted the 2011 Incentive Plan under which directors, officers, consultants, advisors and employees of the Company are eligible to receive stock option grants.  The Company has reserved 6,000,000 shares of its Common Stock for issuance pursuant to the 2011 Incentive Plan. Under the 2011 Incentive Plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant. During the three months ended June 30, 2011, the Company issued an option grant of 2,000,000 shares of its Common Stock with an exercise price of $.21, a five year vesting schedule (vesting in equal increments in years three, four and five) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $23,000 and $38,000 during the three and nine months ended September 30, 2011, respectively.

Note 10.  Income Taxes

As of December 31, 2010, the Company had a federal income tax loss carryforward of approximately $11,000,000, which begins expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income and capital gains.  A portion of the Company’s net operating loss carryforwards were utilized to offset taxable income generated in the nine months ended September 30, 2011 and September 30, 2010.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Transaction.  Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 11.  Related Parties

As of September 30, 2011, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, respectively.  NCM is the General Partner of Newcastle, which owns 34,064,466 shares of Common Stock.  At the annual meeting of stockholders of the Company held on January 20, 2011, the stockholders of the Company elected Clinton Coleman (Vice President at NCM) and James Dvorak (Vice President at NCM) to serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM.  The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties.  Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM.  The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $22,000 for the three and nine months ended September 30, 2011 and September 30, 2010.  The Company owed NCM $0 as of September 30, 2011 and 2010, respectively, under the services agreement.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 3).

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three and nine months ended September 30, 2011 and September 30, 2010, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000 and $78,000.

Note 12.  Treasury Stock

In December 2010, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 500,000 shares of its outstanding Common Stock.  The Company made no purchases of Common Stock during the nine months ended September 30, 2011 or the year ended December 31, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2011 and September 30, 2010.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

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

Industry and Outlook

The fashion model management industry is highly fragmented, with smaller, local talent management firms frequently competing with a small group of internationally operating talent management firms for client assignments.  New York City, Los Angeles and Miami, as well as Paris, Milan and London, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City, which is considered to be the “capital” of the global fashion industry.  Apart from Wilhelmina and Paris-based and publicly-listed Elite SA, all other fashion talent management firms are privately-held.  The business of talent management firms, such as Wilhelmina, is related to the state of the advertising industry, as demand for talent is driven by print, Internet and TV advertising campaigns.

During the three and nine months ended September 30, 2011, Wilhelmina has continued to see improvement in its clients’ willingness to spend on the services it provides as evidenced by an increase in demand for models. During these periods, the Wilhelmina Companies continued to experience revenue growth in its core modeling business. In the current economic environment, there can be no assurance as to the effects on the Company of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, the Company’s efforts to respond to them will be effective.

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

Since 2007, Wilhelmina has seen an increasingly strong influx of talent, at both the new and seasoned talent levels, and it believes it is increasingly attractive as an employer for successful agents across the industry as evidenced by the quality of agents expressing an interest in joining Wilhelmina.  The Company continues to seek new business and branding opportunities directly or indirectly relating to the fashion industry. In order to take advantage of these opportunities and support its continued growth, Wilhelmina will need to continue to successfully allocate resources and staffing in a way that enhances its ability to respond to these new opportunities.

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

Ascendant

On October 5, 2005, the Company acquired an interest in the revenues generated by ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”), a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $73,400,000 and $52,700,000 as of September 30, 2011 and September 30, 2010, respectively.

During 2009, the Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal and therefore the revenue interest is carried at $0 in the accompanying balance sheet.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

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

Gross Billings

Gross billings for the three months ended September 30, 2011 increased approximately $505,000, or 3.7%, to approximately $14,305,000, compared to approximately $13,800,000 for the three months ended September 30, 2010. During the three months ended September 30, 2011, the Wilhelmina Companies experienced an increase in gross billings across the core modeling business of approximately 13%, which was somewhat offset by a decrease in gross billings in the WAM business of approximately 45% compared to gross billings generated by the respective divisions during the three months ended September 30, 2010.  Gross billings of the WAM division represented approximately 9% of total gross billings for the three months ended September 30, 2011, compared to approximately 17% for the three months ended September 30, 2010.  During the three months ended September 30, 2011, gross billings of the various boards of the core modeling business experienced positive growth ranging from 1% to 48%, and two boards experienced negative growth of 15%, compared to the three months ended September 30, 2010.

Gross billings for the nine months ended September 30, 2011 increased approximately $4,162,000, or 10.5%, to approximately $43,846,000, compared to approximately $39,684,000 for the nine months ended September 30, 2010.  Generally, gross billings increased due to the Company’s clients spending more on advertising and the Company having the desired talent available to its clients in the core modeling business. During the nine months ended September 30, 2011, the Wilhelmina Companies experienced an increase in gross billings across the core modeling business of approximately 19% and a decrease in gross billings in the WAM business of approximately 39% compared to gross billings generated by the respective divisions during the nine months ended September 30, 2010.  Gross billings of the WAM division represented approximately 8% of total gross billings for the nine months ended September 30, 2011, compared to approximately 15% for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, gross billings of the various boards of the core modeling business experienced positive growth ranging from 2% to 65% and one board experienced negative growth of 12%, compared to the nine months ended September 30, 2010.

Historically, gross billings in the WAM division have been erratic based on the specific artist agreements with customers. For this reason, gross billings in the WAM division may vary significantly during individual reporting periods.

Revenues

During the three months ended September 30, 2011, revenues increased approximately $1,437,000, or 12.2%, to approximately $13,258,000 compared to approximately $11,821,000 during the three months ended September 30, 2010.  During the three months ended September 30, 2011, the Company experienced increases in revenues as a result of increases in gross billings for the core modeling business. In addition, revenues increased at a rate greater than the rate of increase in gross billings over the three months ended September 30, 2010 as a result of a larger percentage of total revenues being derived from relationships which required the reporting of revenues gross (as a principal) versus net (as an agent).

Typically, relationships in the core modeling business are determined to be principal relationships and therefore require the reporting of revenues on a gross basis.  Relationships in the WAM business are usually determined to be agent relationships, which require the reporting of revenues on a net basis.

During the nine months ended September 30, 2011, revenues increased approximately $6,363,000, or 18.4%, to approximately $41,038,000, compared to approximately $34,675,000 during the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, the Company experienced increases in revenues as a result of increases in gross billings for the core modeling business. In addition, revenues increased at a rate greater than the rate of increase in gross billings over the nine months ended September 30, 2010 as a result of a larger percentage of total revenues being derived from relationships, which required the reporting of revenues gross (as a principal) versus net (as an agent).

License Fees and Other Income

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three and nine months ended September 30, 2011, management fee income from the unconsolidated affiliate amounted to approximately $27,000 and $78,000, respectively, compared to approximately $27,000 and $78,000, for the three and nine months ended September 30, 2010, respectively.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the three and nine months ended September 30, 2011, license fees totaled approximately $62,000 and $126,000, respectively, compared to $53,000 and $148,000 for the three and nine months ended September 30, 2010, respectively.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents.  During the three and nine months ended September 30, 2011, revenue from these licensing agreements totaled approximately $137,000 and $562,000, respectively, compared to $219,000 and $531,000 for the three and nine months ended September 30, 2010, respectively.

Other income includes fees derived from participants in the Company’s model search contests; and television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which completed its third season on the network channel TV Land Prime during the nine months ended September 30, 2010.  The television series documented the lives of women competing in a modeling competition.  The Wilhelmina Companies provided the television series with the talent and the “Wilhelmina” brand image, and agreed to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus certain fees, as defined.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.  Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost.

 During the three months ended September 30, 2011, model costs increased approximately $1,170,000, or 14.4%, to approximately $9,278,000, compared to approximately $8,108,000 during the three months ended September 30, 2010. Model costs increased 14.4% compared to the prior year quarter as a result of a 12.2% increase in revenues as compared to the prior year quarter. Model costs increased slightly more than expected, given the increase in revenues, due to an increase in certain model related costs.

During the nine months ended September 30, 2011, model costs increased approximately $4,556,000, or 18.9%, to approximately $28,632,000, compared to approximately $24,076,000 during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, model costs as a percentage of revenues were approximately 69.8% compared to 69.4% during the nine months ended September 30, 2010. Margins declined slightly from the prior year period due to increases in certain fixed model costs.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.

During the three months ended September 30, 2011, operating expenses increased approximately $304,000, or 8.6%, to approximately $3,853,000, compared to approximately $3,549,000 during the three months ended September 30, 2010.  The increase in operating expenses is primarily attributable to increases in salaries and service costs offset by decreases in amortization and depreciation and office and general expenses.

 During the nine months ended September 30, 2011, operating expenses increased approximately $760,000, or 7.1%, to approximately $11,393,000 compared to approximately $10,633,000 during the nine months ended September 30, 2010. The increase in operating expenses is primarily attributable to increases in salaries and service costs somewhat offset by decreases in amortization and depreciation and corporate overhead. Office and general expenses were relatively flat when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

 All operating costs except corporate overhead expenses are attributable to the Wilhelmina Companies and are discussed below.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.  During the three months ended September 30, 2011, salaries and service costs increased approximately $491,000, or 24.4%, to approximately $2,502,000, compared to approximately $2,011,000 during the three months ended September 30, 2010.

During the nine months ended September 30, 2011, salaries and service costs increased approximately $1,072,000, or 17.9%, to approximately $7,067,000, compared to approximately $5,995,000 during the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and September 30, 2010, salaries and service costs as a percentage of revenues remained relatively flat at approximately 17.3%. The Company continues to leverage its employees to meet the increased demands from customers for Wilhelmina talent.

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

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.  During the three months ended September 30, 2011, office and general expenses decreased approximately $144,000, or 18.8%, to approximately $623,000, compared to approximately $767,000 during the three months ended September 30, 2010.  Office and general expenses decreased due to lower costs associated with advertising and promotion, professional fees and facilities related costs.

During the nine months ended September 30, 2011, office and general expenses increased approximately $4,000, or 0.2%, to approximately $2,181,000, compared to approximately $2,177,000 during the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, office and general expenses as a percentage of revenues were approximately 5.3%, compared to approximately 6.3% during the nine months ended September 30, 2010. The Company continues to leverage its resources and reduce costs relative to revenues generated when available.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and nine months ended September 30, 2011, depreciation and amortization expense totaled $401,000 and $1,238,000 (of which $374,000 and $1,166,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction), respectively, compared to $481,000 and $1,447,000 (of which $463,000 and $1,389,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction) during the three and nine months ended September 30, 2010, respectively.  Fixed asset purchases totaled approximately $279,000 and $75,000 during the nine months ended September 30, 2011 and September 30, 2010, respectively.  The majority of the fixed asset purchases incurred during the nine months ended September 30, 2011 relate to leasehold improvements, furniture and equipment for the Company’s new office space in Los Angeles. In connection with the new office space in Los Angeles the Company entered into a 5 year lease effective July 1, 2011.

Corporate Overhead

Corporate overhead expenses include public company costs, stock exchange fees, director and executive officer compensation, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel.  During the three and nine months ended September 30, 2011, corporate overhead approximated $327,000 and $907,000, respectively, compared to $290,000 and $1,014,000 for the three and nine months ended September 30, 2010, respectively. The decrease in corporate overhead for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily attributable to a decrease in accounting, tax and legal fees somewhat offset by an increase in directors fees and stock exchange fees.

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

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement, is calculated based on the  three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock.  As of December 31, 2010 and September 30, 2011, management’s estimate of the combined fair value of the Miami Earnout was approximately $2,063,000 and $2,138,000, respectively. During the three months ended September 30, 2011, management determined (based on a number of factors, including the most recent financial results of the Miami division) that the estimate of the fair value of the Miami Earnout required an increase of $75,000.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.  No asset impairment charges were incurred during the nine months ended September 30, 2011 and 2010.

Interest Income

Interest income totaled approximately $4,000 and $0 for the nine months ended September 30, 2011 and September 30, 2010, respectively.  The increase in interest income is the result of an increase in cash balances which earn yields.

Interest Expense

Interest expense totaled approximately $2,000 and $21,000 for the three and nine months ended September 30, 2011, respectively, compared to $14,000 and $52,000 for the three and nine months ended September 30, 2010, respectively.  The decrease in interest expense for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, is attributable to declines in the balances of the Credit Facility with Signature Bank and the Esch Note due to principal payments somewhat offset by the borrowing under the Amegy Credit Facility during the three months ended September 30, 2011. See Liquidity and Capital Resources below for further discussion.

Income Tax Expense

During the nine months ended September 30, 2011, the Company’s combined federal and state effective tax rate was approximately 11%. The Company’s effective tax rate would be substantially higher if it were not for federal net operating loss carryforwards.

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

Liquidity and Capital Resources

The Company’s cash balance increased to $3,737,000 at September 30, 2011, from $1,732,000 at December 31, 2010.  The increase is primarily attributable to cash flow from operations and borrowings under the Amegy Credit Facility somewhat offset by principal payments under the Esch Note totaling $600,000 and leasehold improvements costs associated with the new lease for office space located in Los Angeles, CA effective July 1, 2011.

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

During the three months ended September 30, 2011, the Company drew $500,000 under the Credit Agreement.  Generally, amounts outstanding under the Credit Agreement shall bear interest at the greater of (a) 5% per annum or (b) the prime rate (which means, for any day, the rate of interest quoted in The Wall Street Journal as the “Prime Rate”) plus 2% per annum.  Credit is available under the facility through February 28, 2012 and is limited to a borrowing base equal to 80% of the aggregate value of eligible accounts receivable (as defined in the Credit Agreement) of the Company.  The maturity date of the facility is February 28, 2012.

Earn Out

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement (see Note 3 to the accompanying financial statements) is calculated based on the  three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock. As of December 31, 2010 and September 30, 2011, management’s estimate of the fair value of the Miami Earnout was approximately $2,063,000 and $2,138,000, respectively. During the three months ended September 30, 2011, management determined (based on a number of factors, including the most recent financial results of the Miami division) that the estimate of the fair value of the Miami Earnout required an increase of $75,000.

The Miami Earnout is payable (subject to the provisions of the Acquisition Agreement) near the first quarter of 2012. The Company’s ability to fund the earn-out obligations will be dependent on cash flow from operations and borrowings under the Credit Agreement.

Off-Balance Sheet Arrangements

As of September 30, 2011, the Company had $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), which  provides  interpretive  guidance on how the effects of the carryover  or  reversal  of prior year  misstatements  should be considered  in quantifying  a current year  misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements.  SAB 108 provides transitional guidance for the correction of errors in prior periods.

In accordance with the application of SAB 108, the Company evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108.  As a result of this dual methodology approach of SAB 108, the Company corrected the cumulative error in its accounting for liabilities related to foreign withholding of taxes for the quarter ended June 30, 2011, by relieving a liability of approximately $84,000 with a corresponding reduction of goodwill.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of September 30, 2011, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

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

Item 1.A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*#
101.SCH	XBRL Taxonomy Extension Schema Document*#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*#
________________
* Filed herewith
# Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*#
101.SCH	XBRL Taxonomy Extension Schema Document*#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*#
________________
* Filed herewith
# Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.