Form 10-K
period 2011-12-31
Wilhelmina International, Inc.
filed 2012-03-29
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,503,012.

As of March 29, 2012, the registrant had 129,440,752 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its Annual Meeting of Shareholders for the fiscal year ended December 31, 2011 to be held on a date to be determined, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2011.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2011

i

PART I

ITEM 1.                 BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and information relating to Wilhelmina International, Inc.( the “Company”) and its subsidiaries that are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such forward-looking statements include, in particular, projections about the Company’s future results, statements about its plans, strategies, business prospects, changes and trends in its business and the markets in which it operates. Additionally, statements concerning future matters such as gross billing levels, revenue levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or the Company’s future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of its business or its industry to be materially different from those expressed or implied by any forward-looking statements. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.
DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama and Thailand.  The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

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

Board Name	Location	Target Market
Women	NYC, LA, Miami	High-end female fashion models
Men	NYC, LA, Miami	High-end male fashion models
W Men	NYC	Established male fashion models
Select Women	NYC	Established female fashion models
Curve	NYC	Full-figured female fashion models
Runway and S2	NYC, LA, Miami	Catwalk and designer client services
Lifestyle	NYC, LA, Miami	Commercial print bookings
Fitness	NYC	Fit or athletic models
Kids*	NYC	Child models

____________

*	Through partial ownership of Wilhelmina Kids & Creative Management LLC

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

Wilhelmina typically signs its models to three-year exclusive contracts, which it actively enforces.

Wilhelmina Artist Management Business

WAM has two primary sources of revenue:  commissions paid by talent as a percentage of their gross earnings and royalties or a service charge paid by clients.  During 2011 WAM’s roster of talent included superstars such as Fergie, Gloria Estefan, Nicole Scherzinger, Natasha Bedingfield, Olivia Palermo, Estelle and many others for whom Wilhelmina seeks to secure fashion campaigns, endorsements and marketing opportunities. WAM has secured commercial endorsements, fashion campaigns and sponsorships for its talent with clients such as Calvin Klein, Avon, Brown Shoe, Coca-Cola, SAP, General Motors, Cover Girl, Dessert Beauty, Donna Karan, Hershey’s, Hugo Boss, L’Oreal, Mattel, Nautica, Nestle, Nike, Proctor & Gamble Company and Pizza Hut.

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

Licensing

Wilhelmina Licensing collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name.  Third-party licensees include several leading fashion model agencies in local markets across the U.S. as well as in Panama and Thailand .

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

Also, over its 46 years of existence, Wilhelmina has created long standing client relationships and a number of business activities related to the fashion model management business that provide exposure to diverse markets and demographics.  The Company has also developed a professional workforce with years of talent management experience.

Clients and Customers

As of December 31, 2011, Wilhelmina had approximately 1,400 active models.  Wilhelmina’s active models include Alexandra Richards, Coco Rocha, Gabriela Salvado, Jennifer Rose, Mark Vanderloo, Ben Hill,  Gabriel Aubry, Clement Chabernaud, Andreas Segura, Noah Mills, Josh Wald and RJ Rogenski.

Wilhelmina serves approximately 2,000 external clients.  Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 5% of overall gross revenues.  The top 100 customers of Wilhelmina together accounted for no more than approximately 62% of overall gross revenues during 2011.

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

EMPLOYEES

As of December 31, 2011, the Company had 81 employees, 58 of whom were located in New York City, ten of whom were located at Wilhelmina’s Miami office in Florida, ten of whom were located at Wilhelmina’s Los Angeles, California office and three of whom were located at the corporate headquarters in Dallas, Texas.

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

With respect to corporate governance matters, the Settlement Agreement required that (i) Newcastle and the Control Sellers concurrently enter into an amendment to that certain Mutual Support Agreement dated August 25, 2008, which amendment provides for the addition of two (2) independent directors to the Company’s Board of Directors, subject to a pre-determined selection process, and (ii) within six months following the execution of the Settlement Agreement, the Board was required to evaluate and consider updates and/or clarifications to the Company’s Bylaws, with such updates to address (a) the advance notice procedures for nominations and stockholder proposals, (b) the Company’s fiscal year and (c) such other matters as the Board determined.  The Company also agreed to enter into an amendment to its Rights Agreement to, among other things, rescind the designation of the Control Sellers as Acquiring Persons thereunder.

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

PRE-WILHELMINA

The Company was incorporated in the State of Delaware in 1996.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	3,605	June 30, 2016
Office for Miami-based operations – Miami, FL	2,100	October 1, 2012
Three model apartments – New York, NY	6,000	August 30, 2012
One model apartment – Los Angeles, CA	1,500	December 31, 2012
Four model apartments – Miami, FL	1,500	October 1, 2012

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

ITEM 4.                 MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is currently quoted on the OTC QX Marketplace (the “OTCQX”) under the symbol “WHLM.OB.”  Prior to February 19, 2009, the Common Stock was quoted on the OTC Bulletin Board under the symbol “NCEH.OB.”  The table below sets forth the high and low bid prices for the Common Stock from January 1, 2010 through December 31, 2011.  These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions, and are based on information from published financial sources:

	High	Low
Year Ended December 31, 2010:
1st Quarter	$0.15	$0.09
2nd Quarter	$0.13	$0.09
3rd Quarter	$0.13	$0.10
4th Quarter	$0.16	$0.10

Year Ended December 31, 2011:	High	Low
1st Quarter	$0.23	$0.14
2nd Quarter	$0.27	$0.20
3rd Quarter	$0.24	$0.20
4th Quarter	$0.22	$0.14

Shareholders

As of March 29, 2012, there were 129,440,752 shares of Common Stock outstanding, held by 500 holders of record.  The last reported sales price of the Common Stock was $0.18 per share on March 28, 2012.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock during the past two completed fiscal years.  The Company has a credit facility (the “Amegy Credit Agreement”) with Amegy Bank National Association (“Amegy”) which contains a covenant which could limit its ability to pay dividends on the Common Stock.

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2011 and 2010.  You should read this section in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

OVERVIEW

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama and Thailand.  The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

Wilhelmina has strong brand recognition that enables it to attract and retain top talent to service a broad universe of quality media and retail clients.

The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by Internet, print and TV advertising campaigns for consumer goods and retail clients.  The Company continues to focus on cutting costs and recruiting top agents when available and scouting and developing new talent. As a result, during 2011, Wilhelmina realized growth in its gross billings partly due to its deeper bench of agents and new talent and also partly due to improvement in its clients’ willingness to spend on the related services it provides.

Although Wilhelmina has a large and diverse client base, as discussed below, it is not immune to global economic conditions. Wilhelmina closely monitors economic conditions, client spending and other factors and continually looks for ways to reduce costs, manage working capital and conserve cash.  There can be no assurance as to the effects on Wilhelmina of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully in 2011.  Accordingly, the Company believes that the current economic climate will create new growth opportunities for strong industry leaders such as Wilhelmina.

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

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) amounting to approximately $161 billion in 2010 and $165 billion 2011, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

Due to the increasing ubiquity of the Internet as a standard business tool, the Wilhelmina Companies have increasingly sought to harness the opportunities of the Internet and other digital media to improve their communications with clients and to facilitate the effective exchange of fashion model and talent information.  The Company continues to make significant investments in technology in pursuit of gains in efficiency and better communications with customers.  At the same time, the Internet presents challenges for the Wilhelmina Companies, including (i) the cannibalization of traditional print advertising business and (ii) pricing pressures with respect to photo shoots and client engagements.

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

Ascendant

On October 5, 2005, the Company acquired an interest in the revenues generated by ACP Ascendant , a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $74,900,000 and $59,100,000 as of December 31, 2011 and December 31, 2010, respectively.

During 2009, the Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal and therefore the revenue interest is carried at $0 in the accompanying balance sheet at December 31, 2011 and 2010.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Select, S2, Runway, Curve, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients.  Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition.  Gross billings are an important business metric that ultimately drive revenues, profits and cash flows.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services and to enable new business development activities.

Gross Billings

Gross billings for the year ended December 31, 2011 increased approximately $6,521,000, or 12.4%, to approximately $59,005,000, compared to approximately $52,484,000 for the year ended December 31, 2010.  Generally, gross billings increased due to the Company’s clients spending more on advertising and the Company having the desired talent available to its clients. During the year ended December 31, 2011, the Wilhelmina Companies experienced a significant increase in gross billings across the core modeling business, which was partially offset by a year over year decrease in gross billings in the WAM business. Gross billings of the WAM division represented approximately 10% of total gross billings for the year ended December 31, 2011, compared to approximately 12% for the year ended December 31, 2010. During the year ended December 31, 2011, gross billings of the various boards of the core modeling business experienced positive growth ranging from 3% to 92%, and two boards experienced negative growth of 2%, compared to the year ended December 31, 2010.

Revenues

During the year ended December 31, 2011, revenues increased approximately $6,547,000, or 13.3%, to approximately $55,466,000, compared to approximately $48,919,000 during the year ended December 31, 2010.  This increase in revenues is attributable to increases in gross billings for the core modeling business and recognition of revenues previously deferred.

In addition, revenues during the year ended December 31, 2011 increased at a rate greater than the rate of increase in gross billings over the year ended December 31, 2010 as a result of a larger percentage of total revenues being derived from relationships which required the reporting of revenues gross (as a principal) versus net (as an agent).

Typically, relationships in the core modeling business are determined to be principal relationships and therefore require the reporting of revenues on a gross basis.  Relationships in the WAM business are usually determined to be agent relationships, which require the reporting of revenues on a net basis.

License Fees and Other Income

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the years ended December 31, 2011 and December 31, 2010, management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the year ended December 31, 2011, license fees totaled approximately $171,000, compared to $192,000 for the year ended December 31, 2010.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents.  During the year ended December 31, 2011, revenue from these licensing agreements totaled approximately $880,000, compared to $780,000 for the year ended December 31, 2010.

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

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.  Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost.  During the year ended December 31, 2011, model costs increased approximately $4,714,000, or 14.4%, to approximately $37,552,000, compared to approximately $32,838,000 during the year ended December 31, 2010. Increases in model costs are a direct result of an increase in the utilization of models by the customers of the Company and an increase in average billing rates for models. During the year ended December 31, 2011, model costs as a percentage of revenues were approximately 67.7%, compared to 67.1% during the year ended December 31, 2010. Margins declined slightly from the prior year period mostly as a result of a larger percentage of total revenues being derived from relationships, which required the reporting of revenues gross (as a principal) versus net (as an agent).

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.  During the year ended December 31, 2011, operating expenses increased approximately $866,000, or 5.9%, to approximately $15,400,000, compared to approximately $14,596,000 during the year ended December 31, 2010. The increase in operating expenses is attributable to increases in salaries and service costs partially offset by a decrease in office and general expenses and amortization.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to its customers and models.  During the year ended December 31, 2011, salaries and service costs increased approximately $1,190,000, or 14.3%, to approximately $9,502,000, compared to approximately $8,312,000 during the year ended December 31, 2010. Salaries and service costs were 17.1% of revenues for the year ended December 31, 2011, compared to 17.0% for the year ended December 31, 2010. The Company has consistently  leveraged its employees to meet the increased demands from customers for Wilhelmina talent in 2011.

The Company experienced increased travel costs in connection with delivering services to its customers and models due to increased gross billings and also in pursuit of generating new revenues. The Company also incurred additional incentive compensation for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to the achievement of performance targets by certain employees.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.  During the year ended December 31, 2011, office and general expenses decreased approximately $63,000, or 2.1%, to approximately $2,912,000, compared to approximately $2,975,000 during the year ended December 31, 2010.  Office and general expenses decreased due to a decrease in costs associated with advertising, promotion and contest related activities.

The amount of office and general expenses represented 5.3% of revenues for the year ended December 31, 2011, compared to 6.1% for the year ended December 31, 2010.  The majority of fixed asset purchases for the year ended December 31, 2011 related to leasehold improvements and furniture for the new Los Angeles office.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the year ended December 31, 2011, depreciation and amortization expense totaled $1,642,000 (of which $1,540,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction), compared to $1,919,000 during the year ended December 31, 2010 (of which $1,855,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction).  Fixed asset purchases totaled approximately $354,000 and $105,000 during the year ended December 31, 2011 and December 31, 2010, respectively. The majority of fixed asset purchaser during 2011 related to leasehold improvements and furniture for the Los Angeles office.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, compensation and consulting fees to Esch, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  During the year ended December 31, 2011, corporate overhead approximated $1,406,000, compared to $1,390,000 for the year ended December 31, 2010. The increase in corporate overhead for the year ended December 31, 2011 compared to the year ended December 31, 2010 is mostly attributable to increases in directors fees and stock exchange fees partially offset by decreases in accounting and tax fees.

Miami Earn-Out Adjustment and Settlement Expenses

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

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement, was to be calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 and ending December 31, 2011, multiplied by 7.5, and payable in cash or stock.  As of December 31, 2010, the fair value of the Miami Earnout was approximately $2,063,000, which management determined based on a number of factors.  At December 31, 2011, management computed the actual amount to be paid on the Miami Earnout based on the financial results of the Miami division for the three years ended December 31, 2011 to be $2,174,000.  As a result, for the year ended December 31, 2011, the Company recorded adjustments to the previously estimated fair value of $111,000, of which $36,000 was recorded in the quarter ended December 31, 2011.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the year ended December 31, 2011 and December 31, 2010.

Interest Income

Interest income totaled approximately $6,000 and $4,000 for the years ended December 31, 2011 and 2010, respectively.  The increase in interest income is the result of  increased cash balances.

Interest Expense

Interest expense totaled approximately $28,000 for the year ended December 31, 2011, compared to approximately $64,000 for the year ended December 31, 2010.  The decrease in interest expense for the year ended December 31, 2011, compared to the year ended December 31, 2010, is attributable to the principal repayment on the Esch Note partially offset by the borrowing of $500,000 under the Amegy Credit Agreement. See Liquidity and Capital Resources below for further discussion Note 4 of the accompanying financial statements for a discussion relating to the repayment of the Esch Note.

Income Tax Expense

During the year ended December 31, 2011, the Company’s combined federal and state effective tax rate was approximately 19%. The Company’s effective tax rate would be substantially higher if it were not for federal net operating loss carryforwards.

As of December 31, 2011, the Company had a federal income tax loss carryforward of approximately $7,400,000, which begins expiring in 2019. Realization of the Company’s carryforwards is dependent on future taxable income and capital gains. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Transaction.  Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Liquidity and Capital Resources

The Company’s cash balance increased to $3,128,000 at December 31, 2011, from $1,732,000 at December 31, 2010.  The increase is primarily attributable to cash flow from operations and borrowings under the Amegy credit facility somewhat offset by principal payments under the Esch Note totaling $600,000 and leasehold improvements costs associated with the new lease for office space located in Los Angeles, CA effective July 1, 2011. The Company’s accounts receivable and due to models balances as of December 31, 2011 reflect significant increases when compared to the corresponding balances as of December 31, 2010. This increase is attributable to the growth in revenues and model cost during the year ended December 31, 2011 and also reflects accounts receivable and due to models balances of approximately $1,300,000 and $1,000,000, respectively, from two large customer contract payments which were received and paid shortly after December 31, 2011.

Currently, the Company’s primary liquidity need is to fund the Miami Earnout payment of approximately $2,174,000, which is payable (subject to the provisions of the Acquisition Agreement) in April 2012. The Company expects to fund the earn-out obligation with cash on hand and borrowings under the Amegy credit facility (see below).

Amegy Credit Agreement

On April 29, 2011, the Company closed the Amegy Credit Agreement for a new $500,000 revolving credit facility with Amegy with a maturity date of February 28, 2012. Borrowings under the facility are to be used for working capital and other general business purposes of the Company. During the three months ended September 30, 2011, the Company drew $500,000 under the Amegy Credit Agreement.

On January 12, 2012, the Company executed and closed an amendment (the "Amegy Credit Agreement Amendment") to its revolving Amegy Credit Agreement.

Under the terms of the Amegy Credit Agreement Amendment, which is effective as of January 1, 2012, total availability under the revolving credit facility was increased to $1,500,000. In addition, the maturity date of the facility was extended to December 31, 2012.

Generally, amounts outstanding under the Amegy Credit Agreement shall bear interest at the greater of (a) 5% per annum or (b) the prime rate (which means, for any day, the rate of interest quoted in The Wall Street Journal as the “Prime Rate”) plus 2% per annum. Credit is available under the facility through December 31, 2012 and is limited to a borrowing base equal to 65% of the aggregate value of eligible accounts receivable (as defined in the Amegy Credit Agreement) of the Company.

Earn Out

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement, was to be calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 and ending December 31, 2011, multiplied by 7.5, and payable in cash or stock.  As of December 31, 2010, the fair value of the Miami Earnout was approximately $2,063,000, which management determined based on a number of factors.  At December 31, 2011, management computed the actual amount to be paid on the Miami Earnout based on the financial results of the Miami division for the three years ended December 31, 2011 to be $2,174,000.  As a result, for the year ended

December 31, 2011, the Company recorded adjustments to the previously estimated fair value of $111,000, of which $36,000 was recorded in the quarter ended December 31, 2011.

Generally, the Company’s needs for liquidity are for financing working capital associated with the expenses it incurs in performing services under its client contracts. The Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

The Company’s ability to replace its indebtedness, and to fund working capital and planned capital expenditures, will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond its control. The Company has historically secured its working capital facility through accounts receivable balances and, therefore, the Company’s ability to continue servicing debt is dependent upon the timely collection of those receivables. The Company believes its operations will provide working capital necessary to meet its needs.

Employee Termination

               On February 24, 2012, the employment of Sean Patterson as President of Wilhelmina International was terminated for cause. Wilhelmina International is the principal operating subsidiary of the Company.  Over the course of several weeks following the departure of Sean Patterson, five agents resigned from the Company to pursue other interests. As of March 29, 2012, the Company has hired four new agents to replace all of these positions.  As of March 29, 2012, the termination of Sean Patterson has not had a material impact on the results of operations or financial position of the Company and, based on current trends in the business, the Company does not expect such termination to have a material impact in the future.

               The Company is engaged in search activities for a new president/chief operating officer for Wilhelmina International. In the interim, the roles and responsibilities of Sean Patterson have been assumed by four senior agents along with the chief financial officer, general counsel and chief executive officer of the Company.

Subsequent to December 31, 2011, an option grant for 2,000,000 shares previously awarded to Sean Patterson terminated, as provided for in the option agreement, as a result of the termination of employment of Mr. Patterson.

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, the Company had $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires in February 2021.

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

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction, and therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of $0 and $673,000 for the years ended December 31, 2011 and 2010, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2011, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

New Accounting Pronouncements

 Any new applicable accounting pronouncements have been listed in Note 2 of the Consolidated Financial Statements, which is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wilhelmina International, Inc.

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilhelmina International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burton McCumber & Cortez, L.L.P.

Brownsville, Texas
March 29, 2012

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)

ASSETS
	2011	2010
Current assets:
Cash and cash equivalents	$3,128	$1,732
Accounts receivable, net of allowance for doubtful accounts of $760 and $623	11,460	8,525
Indemnification receivable	428	726
Prepaid expenses and other current assets	251	211
Total current assets	15,267	11,194

Property and equipment, net of accumulated depreciation of $226 and $124	579	326

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $5,019 and $3,479	3,318	4,858
Goodwill	12,563	12,647
Restricted cash	222	222
Other assets	285	239

Total assets	$40,701	$37,953

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,528	$3,810
Due to models	9,564	7,374
Deferred revenue	295	778
Foreign withholding claim subject to indemnification	428	726
Amegy credit facility	500	-
Esch promissory note	-	600
Earn out liability	2,174	-
Total current liabilities	16,489	13,288

Long term liabilities
Deferred revenue, net of current portion	245	265
Deferred income tax liability	1,800	1,800
Earn out-contingent liability	-	2,063
Total long-term liabilities	2,045	4,128

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding in 2011 and 2010	1,294	1,294
Additional paid-in capital	85,133	85,072
Accumulated deficit	(64,260)	(65,829)
Total shareholders’ equity	22,167	20,537

Total liabilities and shareholders’ equity	$40,701	$37,953

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

Years ended December 31,

(In thousands, except per share data)

	2011	2010
Revenues
Revenues	$54,119	$47,428
License fees and other income	1,347	1,491
Total revenues	55,466	48,919

Model costs	37,552	32,838

Revenues net of model costs	17,914	16,081

Operating expenses
Salaries and service costs	9,502	8,312
Office and general expenses	2,912	2,975
Amortization and depreciation	1,642	1,919
Corporate overhead	1,406	1,390
Total operating expenses	15,462	14,596
Operating income	2,452	1,485

Other income (expense):
Miami earn-out fair value adjustment	(111)	249
Equity Earnings in Wilhelmina Kids & Creative Mgmt, LLC	25	46
Settlement expense	-	(300)
Interest income	6	4
Interest expense	(28)	(64)
Total other expense	(108)	(65)

Income before provision for income taxes	2,344	1,420

Provision for income taxes
Current	(775)	(436)
Deferred	-	-
	(775)	(436)

Net income applicable to common stockholders	$1,569	$984

Basic and diluted income per common share	$0.01	$0.01

Weighted average common shares outstanding	129,441	129,441

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011 and 2010

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2009	129,441	$1,294	$85,072	$(66,813)	$19,553

Net income applicable to common shareholders	-	-	-	984	984
Balances at December 31, 2010	129,441	1,294	85,072	(65,829)	20,537
Share based payment expense	-	-	61	-	61
Net income applicable to common shareholders	-	-	-	1,569	1,569
Balances at December 31, 2011	129,441	$1,294	$85,133	$(64,260)	$22,167

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2011	2010

Cash flows from operating activities:
Net income	$1,569	$984
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	66	116
Amortization and depreciation	1,642	1,919
Miami earn-out fair value adjustment	111	(249)
Share based payment expense	61	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,002)	(2,263)
(Increase) in prepaid expenses and other current assets	(89)	(191)
Indemnification receivable	298	(726)
Increase in due to models	2,189	103
(Decrease) increase in accounts payable and accrued liabilities	(194)	1,086
Foreign withholding claim subject to indemnification	(298)	726
(Decrease) in other liabilities	(503)	(356)
Net cash provided by operating activities	1,850	1,149

Cash flows from investing activities:
Purchase of property and equipment	(354)	(105)
Net cash used in investing activities	(354)	(105)

Cash flows from financing activities
Proceeds from Amegy credit facility	500	-
Repayment of line of credit	-	(250)
Repayment of Esch promissory note	(600)	(1,150)
Payments of debt	-	(41)
Net cash used in financing activities	(100)	(1,441)

Net increase (decrease) in cash and cash equivalents	1,396	(397)
Cash and cash equivalents, beginning of period	1,732	2,129
Cash and cash equivalents, end of period	$3,128	$1,732

Supplemental disclosures of cash flow information
Cash paid for interest	$28	$66
Cash paid for income taxes	$632	$161

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 1.  Business Activity

Overview

Wilhelmina International, Inc.’s (“Wilhelmina” or the “Company”) primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama and Thailand.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

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

In 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (the “ASU”), which amended guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive incomes, or in two separate, but consecutive statements. The current option to report other comprehensive incomes and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The ASU is effective for us in the first quarter 2012 and retrospective application will be required. The Company does not expect this ASU to change our financial statement presentation, and also, will not impact our net income, financial position, or cash flows.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other (ASC 350), which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under ASC 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, and early adoption is permitted. The Company has elected to adopt this amendment for the year ended December 31, 2011. The adoption of the provisions of ASC 350 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles and Miami. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution.  Noninterest-bearing transaction accounts have unlimited FDIC insurance coverage through December 31, 2012. At December 31, 2011, the Company did not have any cash balances in excess of FDIC insurance coverage. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

Depreciation expense totaled $102,000 and $73,000 for the years ended December 31, 2011 and 2010, respectively.

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

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the years ended December 31, 2011 and 2010.

Deferred Cost and Revenue

The Company has deferred model cost paid in advance in connection with talent related contracts.  Deferred revenue consists of royalties, commissions and service charges received in advance of being earned, pursuant to product licensing agreements and talent related contracts (see Note 7).

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the year ended December 31, 2011 approximated $165,000 compared to $206,000 for the year ended December 31, 2010.

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

At the date of the Wilhelmina Transaction, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Transaction and, therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.  The Company incurred acquisition transaction costs of $0 for the year ended December 31, 2011, compared to $673,000 for the year ended December 31, 2010.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2011, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Net Income Per Common Share

For the years ended December 31, 2011 and 2010, diluted earnings per share (“EPS”) equals basic EPS, as potentially dilutive common stock equivalents were anti-dilutive.

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

During the year ended December 31, 2011, the Company adopted the 2011 Incentive Plan under which directors, officers, consultants, advisors and employees of the Company are eligible to receive stock option grants. The Company has reserved 6,000,000 shares of its Common Stock for issuance pursuant to the 2011 Incentive Plan. Under the 2011 Incentive Plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant. During the three months ended June 30, 2011, the Company issued to a former employee an option grant for 2,000,000 shares of its Common Stock with an exercise price of $0.21, a five year vesting schedule (vesting in equal increments in years three, four and five) and a ten year term. In connection with this option grant, the Company recognized compensation expense of approximately $61,000 during the year ended December 31, 2011. Subsequent to December 31, 2011, this option grant was terminated, as provided for in the option agreement, as a result of the termination of employment of the option holder.

The Company did not award stock based compensation during the year ended December 31, 2010.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after December 31, 2011 through the filing of this Form 10-K.  Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

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

With respect to corporate governance matters, the Settlement Agreement required that (i) Newcastle and the Control Sellers concurrently enter into an amendment to that certain Mutual Support Agreement dated August 25, 2008, which amendment provided for the addition of two (2) independent directors to the Company’s Board of Directors, subject to a pre-determined selection process, and (ii) within six months following the execution of the Settlement Agreement, the Board was required to evaluate and consider updates and/or clarifications to the Company’s Bylaws, with such updates to address (a) the advance notice procedures for nominations and stockholder proposals, (b) the Company’s fiscal year and (c) such other matters as the Board determined. The Company also agreed to enter into an amendment to its Rights Agreement to, among other things, rescind the designation of the Control Sellers as Acquiring Persons thereunder.

The Miami Earnout, payable in 2012, is calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009, multiplied by 7.5, payable in cash or stock (at the Control Sellers’ election). The fair value of the Miami Earnout was determined using the Company’s estimate (Level 3 inputs) that Wilhelmina Miami has a 75% probability of achieving the average EBITDA.

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement, was to be calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 and ending December 31, 2011, multiplied by 7.5, and payable in cash or stock.  As of December 31, 2010, the fair value of the Miami Earnout was approximately $2,063,000, which management determined based on a number of factors.  At December 31, 2011, management computed the actual amount to be paid on the Miami Earnout based on the financial results of the Miami division for the three years ended December 31, 2011 to be $2,174,000.  As a result, for the year ended December 31, 2011, the Company recorded adjustments to the previously estimated fair value of $111,000, of which $36,000 was recorded in the quarter ended December 31, 2011.

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

On April 29, 2011, the Company closed a credit agreement (the “Credit Agreement”) for a new $500,000 revolving credit facility with Amegy Bank National Association (“Amegy”). Borrowings under the facility are to be used for working capital and other general business purposes of the Company.

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

 Credit was available under the facility through February 28, 2012.

On January 12, 2012, the Company executed and closed an amendment (the "Credit Agreement Amendment") to its revolving Credit Agreement with Amegy.

Under the terms of the Credit Agreement Amendment, which is effective as of January 1, 2012, (1) total availability under the revolving credit facility was increased to $1,500,000 (from $500,000), (2) the borrowing base was modified to 65% (from 80%) of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company's minimum net worth covenant was increased to $21,250,000 (from $20,000,000). In addition, the maturity date of the facility was extended to December 31, 2012.   The parties also executed an amendment to their pledge and security agreement ("Security Agreement Amendment") to reflect the execution of the Credit Agreement Amendment. The Company's obligation to repay advances under the amended facility will be evidenced by an amended and restated promissory note.

Note 5.  Restricted Cash

At December 31, 2011 and 2010, the Company had approximately $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

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

Effective July 1, 2011, the Company entered into a five-year lease for its Los Angeles office. The lease commits the Company to rental payments of approximately $15,000 per month during the term of the lease.

The Company also leases, pursuant to a services agreement (see Note 11), certain corporate office space.

Future minimum payments under the lease agreements are summarized as follows:

Years Ending December 31,	Amount (in thousands)

2012	$812
2013	603
2014	666
2015	619
2016	638
Thereafter	2,403

$5,741

Rent expense totaled approximately $1,062,000 and $1,081,000 for the years ended December 31, 2011 and 2010, respectively.

Note 7.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company has also entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $880,000 and $780,000 for the years ended December 31, 2011 and 2010, respectively.

Note 8.  Commitments and Contingencies

The Company is engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these proceedings, either individually or in the aggregate, is believed, in the Company’s opinion, to have a material adverse effect on either its consolidated financial position or its consolidated results of operations.

As of December 31, 2011, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of December 31, 2011, total compensation payable under the remaining contractual term of these agreements was approximately $3,883,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.  Subject to certain exceptions, as of December 31, 2011, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period in the amount of approximately $2,179,000.

During the three months ended June 30, 2010, the Company received IRS notices totaling approximately $726,000 related to foreign withholding claims for tax years 2006 and 2008.  As part of settlement negotiations with the IRS, the Company determined that approximately $197,000 of the foreign withholding claim for 2008 related to tax liabilities which the Company assumed upon the Wilhelmina Transaction. To satisfy this liability, the Company paid the IRS, including penalties and interest of $26,000, a total of $223,000 during the year ended December 31, 2011. Since this amount was previously accrued as a liability at the Acquisition date, no adjustment was required.

Also during the year ended December 31, 2011, the Company filed a net operating loss carryback claim for the 2008 tax year which resulted in a refund of approximately $163,000. The IRS has not released these funds, which are pending resolution of the foreign withholding claims for 2006 and 2008.

As of December 31, 2011, the Company’s estimate of the foreign withholding claims for tax years 2006 and 2008 is approximately $428,000, which includes approximately $88,000 of additional interest and penalties incurred since June 2010 when the IRS notices were received.

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

             At the Company’s annual meeting of stockholders held on February 7, 2012, the stockholders of the Company approved a proposal to grant authority to the Company's Board of Directors to effect at any time prior to December 31, 2012 a reverse stock split of the Company's common stock at a ratio within the range from one-for-ten to one-for-forty, with the exact ratio to be set at a whole number within this range to be determined by the Board of Directors in its discretion.

Note 10.  Income Taxes

The income tax expense is comprised of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	$70	$51
State	705	385
Total	775	436
Deferred:
Federal	25	53
State	(25)	(53)
Total	-	-
Total	$775	$436

The income tax expense differs from the amount computed by applying the statutory federal and state income tax rates to the net income (loss) before income tax benefit.  The reasons for these differences were as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Computed income tax expense at statutory rate	$820	$497
Increase in taxes resulting from:
Permanent and other deductions, net	115	66
State income taxes, net of federal benefit	456	209
Valuation allowance	(616)	(336)
Total income tax expense	$775	$436

The tax effect of significant temporary differences, which comprise the deferred tax liability, is as follows (in thousands):

	2011	2010
Deferred tax asset:
Net operating loss carryforward	$2,443	$4,495
AMT credits	124	-
Accrued expenses	771	334
Property and equipment principally due to differences in depreciation	50	44
Allowance for doubtful accounts	294	193
Intangible assets	1,601	1,585
Asset impairment	281	50
Less: Valuation allowance	(3,153)	(4,383)
Net deferred income tax asset	$2,411	$2,318
Deferred tax liability:
Intangible assets-brand name	(1,800)	(1,800)
Intangible assets-other	(2,411)	(2,318)
Net deferred tax liability	(4,211)	(4,118)
Net deferred tax asset/(liability)	$(1,800)	$(1,800)

During the year ended December 31, 2011, the Company’s combined federal and state effective tax rate was approximately 33%. The Company’s effective tax rate would be higher if it were not for federal net operating loss carryforwards. As of December 31, 2011, the Company had federal income tax loss carryforwards of approximately $7,000,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income.  A portion of Company’s net operating loss carryforwards were utilized to offset taxable income generated in the year ending December 31, 2011.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Transaction.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 11.  Related Parties

As of December 31, 2011, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, respectively. NCM is the General Partner of Newcastle, which owns 34,064,466 shares of Common Stock. At the annual meeting of stockholders of the Company held on January 20, 2011, the stockholders of the Company elected Clinton Coleman (Vice President at NCM) and James Dvorak (Vice President at NCM) to serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30,000 for the year ended December 31, 2011 and December 31, 2010. The Company owed NCM $0 as of December 31, 2011 and 2010, under the services agreement.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 3).

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. For the year ended December 31, 2011 and December 31, 2010, management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000.

Note 12.  Treasury Stock

In December 2010, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 500,000 shares of its outstanding Common Stock.  The Company made no purchases of Common Stock during the years ended December 31, 2011 and 2010.

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

Note 13.  Stock Options and Stock Purchase Warrants

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

During the year ended December 31, 2011, the Company adopted the 2011 Incentive Plan under which directors, officers, consultants, advisors and employees of the Company are eligible to receive stock option grants. The Company has reserved 6,000,000 shares of its Common Stock for issuance pursuant to the 2011 Incentive Plan. Under the 2011 Incentive Plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant. During the three months ended June 30, 2011, the Company issued to a former employee an option grant for 2,000,000 shares of its Common Stock with an exercise price of $0.21 per share, a five year vesting schedule (vesting in equal increments in years three, four and five) and a ten year term. In connection with this option grant, the Company recognized compensation expense of approximately $61,000 during the year ended December 31, 2011. Subsequent to December 31, 2011, this option grant terminated as a result of the termination of employment of the option holder.

Option activity for the years ended December 31, 2011 and 2010, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2010	240,000	$0.27
Granted	-	-
Canceled	(90,000)	-
Outstanding, December 31, 2010	150,000	$0.28

Granted	2,000,000	0.21
Canceled	(100,000)	0.28
Outstanding, December 31, 2011	2,050,000	$0.21

At December 31, 2011 and 2010, stock options to purchase an aggregate of 50,000 and 150,000 shares, respectively, were exercisable and had weighted average exercise prices of $0.28 per share.

Stock options outstanding and exercisable at December 31, 2011, were as follows:

	Options Outstanding			Options Exercisable
	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life (years)	Remaining Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price

$0.21-0.28	2,050,000	9.2	$0.21	50,000	$0.28

There were no option grants during the year ended December 31, 2010.

Note 14.  Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan.  The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company may make discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2011 and 2010.

Note 15.  Intangible Assets

As of December 31, 2011, intangible assets with finite lives consisted of the following (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
Customer lists	$3,143	$(1,634)	5.1
Non-compete agreements	1,047	(463)	6.5
Talent and model contractual relationships	2,514	(1,729)	4.0
Employee contractual relationships	1,633	(938)	5.0
Total	$8,337	$(5,019)	4.9

Amortization expense totaled $1,540,000 and $1,855,000 for the years ended December 31, 2011 and 2010, respectively.

The estimated aggregate amortization expense for the years ending December 31, 2012 through December 31, 2015, is as follows (in thousands):

Amortization Expense
2012	$1,437
2013	1,429
2014	333
2015	119

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be furnished on or prior to April 29, 2012 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2011.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by Item 11 will be furnished on or prior to April 29, 2012 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2011.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be furnished on or prior to April 29, 2012 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2011.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be furnished on or prior to April 29, 2012 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2011.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be furnished on or prior to April 29, 2012 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2011.

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

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, dated January 30, 2012).
3.2	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, dated May 18, 2011).

4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).
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
10.15
Credit Agreement, dated as of April 29, 2011, by and between Wilhelmina International, Inc. and Amegy Bank National Association. (incorporated by reference from Exhibit 10.1 to Form 8-K, dated April 29, 2011).

10.16
Promissory Note, dated as of April 20, 2011, of Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, dated April 29, 2011).

10.17
Pledge and Security Agreement, dated as of April 20, 2011, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, dated April 29, 2011).

10.18
Guaranty, dated as of April 20, 2011, by the guarantor signatories thereto for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.4 to Form 8-K, dated April 29, 2011).

10.19	Wilhelmina International, Inc. 2011 Incentive Plan (incorporated by reference from Exhibit 10.5 to Form 8-K, dated April 29, 2011).
10.20	Form of Option Agreement (incorporated by reference from Exhibit 10.6 to Form 8-K, dated April 29, 2011).
10.21
First Amendment to Credit Agreement dated January 1, 2012, by and among  Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association. (incorporated by reference from Exhibit 10.1 to Form 8-K, dated January 12, 2012).

10.22
Amended and Restated Line of Credit Promissory Note, dated as of January 1, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, dated January 12, 2012).

10.23
First Amendment to Pledge and Security Agreement, dated as of January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, dated January 12, 2012).

14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).
21.1	List of Subsidiaries incorporated by reference from Exhibit 21.1 to Form 10-K dated December 31, 2010.
23.1	Consent of Burton, McCumber & Cortez, L.L.P. (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 29, 2012	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2012.

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