Form 10-K/A
period 2011-12-31
Wilhelmina International, Inc.
filed 2012-04-30
CIK 1013706

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

As of April 30, 2012, the registrant had 129,440,752 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  We have determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to a definitive proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

______________________________________________

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K/A (Amendment No. 1)

For the Year Ended December 31, 2011

i

PART III

 Item 10.Directors, Executive Officers and Corporate Governance

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

Name	Age	Positions with the Company
Mark E. Schwarz	51	Chairman of the Board and Chief Executive Officer
Clinton Coleman	34	Director
James Dvorak	42	Director
Horst-Dieter Esch	67	Director
Brad Krassner Mark Pape James Roddey John Murray Evan Stone	59 61 78 42 40	Director Director Director Chief Financial Officer General Counsel and Secretary

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

With nearly 20 years of experience as an investment manager and a business executive, Mr. Schwarz brings significant leadership, financial expertise, operational skills and public company board of directors and executive experience to the board of directors.  Through investments made by NCM and its affiliates, Mr. Schwarz has broad and substantial experience analyzing and advising public companies, including with respect to issues such as corporate governance, capital raising, capital allocation and general operational and business strategy, and has been closely involved in the operations of companies across a range of industries in both director and executive capacities.  As our Chief Executive Officer, Mr. Schwarz is closely involved in all of our operations and activities.

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

Horst-Dieter Esch

Mr. Esch has served as a director since February 2010.  He is a private investor and, since March 2012, has served as the Chairman of the Board of Directors of Snell Real Estate, a leading real estate agency in Las Cabos, Mexico. Since 2008, he served as the Chairman of USA Team Handball, the national governing body for the Olympic sport of handball (“USA Team Handball”).  From February 2009 through December 2009, Mr. Esch was a consultant to the Company.  Mr. Esch was a principal owner and Chairman of Wilhelmina International, Ltd. (“Wilhelmina International”) and its affiliated companies prior to their sale to the Company in February 2009.

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

Brad Krassner

Mr. Krassner has served as a director since February 2010.  He is a private investor and, since 2001, has been the Chief Executive Officer of Rich Media Worldwide, a software development company that markets a proprietary “Realvu” ad serving technology.  Mr. Krassner is also President of USA Team Handball.  Mr. Krassner was a principal owner of, and consultant to, Wilhelmina International and its affiliated companies prior to their sale to the Company in February 2009.

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

Mark Pape

Mr. Pape has served as a director since January 2011.  He has served as the Chairman of the board of directors of H2Options, Inc., a start-up water conservation design/installation firm, since September 2009, and as the Chief Financial Officer of Oryon Technologies, LLC, a privately-held technology company, since October 2010.  Mr. Pape served as a partner at Tatum LLC, an executive services firm, from August 2008 through November 2009.  From November 2005 to December 2007, Mr. Pape served as Executive Vice President and Chief Financial Officer at Affirmative Insurance Holdings, Inc., a publicly-traded property and casualty insurance company specializing in non-standard automobile insurance, and served on its board of directors and audit committee from July 2004 to November 2005.  Mr. Pape served as the Chief Financial Officer of HomeVestors of America, Inc., a franchisor of home acquisition services, from September 2005 to November 2005, as President and Chief Executive Officer of R.E. Technologies, Inc., a provider of software tools to the housing industry, from April 2002 to May 2005, and as Senior Vice President and Chief Financial Officer of LoanCity.com, a start up e-commerce mortgage bank, from May 1999 to June 2001.  Mr. Pape was a member of the board of directors of Specialty Underwriters’ Alliance, Inc., a publicly-traded specialty property and casualty insurance company, from July 2009 through November 2009.

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

James Roddey

Mr. Roddey has served as a director since January 2011.  He has served as Principal of ParenteBeard, LLP (including through its predecessor McCrory & McDowell LLC), a provider of financial, business and management consulting services, since September 2007.  Mr. Roddey was a Partner at the Hawthorne Group, an investment and management company, from January 2004 to September 2007 (and previously from 1978 to 2000).  Prior to the Hawthorne Group, from January 2000 to January 2004, Mr. Roddey served as the Chief Executive of Allegheny County, Pennsylvania.  Mr. Roddey was a director of SEEC, Inc., a software provider for the insurance and financial services industry, from August 2005 to November 2008.  Earlier in his career, Mr. Roddey served as President and a director of Turner Communications, Inc. and Rollins Communication, Inc. and, while associated with the Hawthorne Group, President and Chief Executive Officer of Pittsburgh Outdoor Advertising, Gateway Outdoor Advertising and International Sports Marketing, among other companies.

With over 40 years in the media and advertising industries (including at leading companies such as Turner Communications and Rollins Communication), Mr. Roddey brings to the Board deep experience in an industry closely tied to the Company’s business, as well as a number of relevant skills including leadership, finance and executive skills.  Through investments made by the Hawthorne Group and the six other public company directorships he has held during his career, Mr. Roddey also has significant experience analyzing and advising public companies.  In addition, Mr. Roddey has specific experience in talent representation, through his former association with International Sports Marketing.

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

Arrangements Regarding Nominations for Election to the Board

We were required to nominate the following persons for election to the Board at our Annual Meeting of Stockholders held on February 5, 2009 (the “2009 Annual Meeting”) pursuant to the acquisition agreement (the “Acquisition Agreement”) entered into in connection with our acquisition of Wilhelmina International and certain of its affiliates (the “Acquisition”), which was consummated in February 2009: Mark E. Schwarz, Jonathan Bren, James Risher, one designee of Dieter Esch, one designee of Brad Krassner and two designees of Newcastle.  Mr. Esch’s initial designee was Dr. Hans-Joachim Boehlk, Mr. Krassner’s initial designee was Derek Fromm, and Newcastle’s initial designees were John Murray and Evan Stone.  Each of Messrs. Schwarz, Bren, Risher, Fromm, Murray and Stone and Dr. Boehlk were elected to the Board at the 2009 Annual Meeting.

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

Pursuant to the MSA Amendment, the parties agreed to an annual selection process with respect to the Independent Designees.  Under the MSA Amendment, a list of pre-approved nominees meeting the applicable standards (a) was required to be delivered to the other party (i) with respect to the 2011 Annual Meeting of Stockholders (the “2011 Annual Meeting”), no later than the date that was one week from the date of execution of the MSA Amendment and (ii) with respect to the following Annual Meeting of Stockholders for 2011, no later than February 15, 2011, and (b) is required to be delivered to the other party with respect to each Annual Meeting of Stockholders thereafter, no later than the date that is 75 calendar days prior to the mailing date of the proxy statement for the prior year’s annual meeting.  The MSA Amendment also contains procedures for the re-nomination of Independent Designees who were previously appointed or elected to the Board in lieu of the annual selection process.  On December 9, 2010, the parties agreed by mutual consent to delay the selection date for the Independent Designees for the 2011 Annual Meeting to December 21, 2010.

Mark Pape (selected from a list pre-approved by Newcastle) and James Roddey (selected from a list pre-approved by Messrs. Esch and Krassner) were selected as the Independent Designees for the 2011 Annual Meeting. In connection with our prior annual meeting of stockholders held on February 7, 2012 (the “2012 Annual Meeting”), in lieu of the annual selection process, each of Newcastle and Messrs. Esch and Krassner, respectively, determined to re-nominate Mr. Pape and Mr. Roddey as the Independent Designees to the Board.

In addition to the obligations set forth above, the parties also agreed under the MSA Amendment (a) to vote against and not to propose (i) any amendment to the Certificate of Incorporation or Bylaws or the adoption of any other corporate measure that (A) reduces or fixes the size of the Board below seven directors or increases or fixes the size of the Board in excess of seven directors or (B) provides that directors shall be elected other than on an annual basis and (b) not to seek to advise, encourage or influence (or form, join or in any way participate in any “group” or act in concert with) any other person with respect to the voting of any Company voting securities inconsistent with the foregoing.  Pursuant to the MSA Amendment, the parties also agreed that, beginning with the 2011 Annual Meeting and so long as the Mutual Support Agreement remains in effect, the parties will cause their representatives on the Board to vote to maintain the size of the Board at seven directors, unless otherwise agreed to by the respective Board designees of the parties.

Effective upon the date of the 2011 Annual Meeting, Newcastle designated Messrs. Coleman and Dvorak as its designees pursuant to the Mutual Support Agreement (replacing Messrs. Murray and Stone).

Although the Company is not a party to the Mutual Support Agreement, the Board unanimously approved the nomination of each of the designees thereunder for election to the Board at each of the 2011 Annual Meeting and the 2012 Annual Meeting.

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

The Audit Committee is comprised of Mark Pape (Chairman) and James Roddey.  Both Mr. Pape and Mr. Roddey are “independent,” as independence for Audit Committee members is defined under the listing standards of Nasdaq.  The Board has determined that each of Messrs. Pape and Roddey qualify as an “audit committee financial expert,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based solely on a review of the copies of the Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2011, we believe that our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2011, except as set forth below.

On January 6, 2011, Mr. Esch filed a Statement of Changes in Beneficial Ownership on Form 4 which did not timely report the following purchases of common stock: (i) 100,000 shares on December 17, 2010, (ii) 200,000 shares on December 23, 2010, and (iii) 20,000 shares on December 31, 2010.

On October 11, 2011, Mr. Esch filed a Statement of Changes in Beneficial Ownership on Form 4 which did not timely report the disposition of a total of 100,000 shares of common stock on October 6, 2011.

In addition, the following noncompliance with applicable Section 16(a) filing requirements during fiscal 2010 came to the Company’s attention during fiscal 2011:

On December 6, 2011, Mr. Krassner filed a Statement of Changes in Beneficial Ownership on Form 4 which did not timely report the purchase of a total of 100,000 shares of common stock on December 16, 2010.

 Item 11.Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, Chief Financial Officer and General Counsel for each of the last two years.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)	Total ($)

Mark E. Schwarz	2011	150,000	-		-	150,000
Chief Executive Officer	2010	175,000	-		-	175,000

John Murray	2011	200,000	75,000	(1)	-	275,000
Chief Financial Officer	2010	204,166	75,000	(1)	-	279,166

Evan Stone	2011	125,000	-		-	125,000
General Counsel and Secretary	2010	145,833	-		-	145,833
__________
(1)	Represents a cash bonus paid to Mr. Murray.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding equity awards held by the named executive officers as of December 31, 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable(#)	Unexercisable(#)

Mark E. Schwarz	-	-	-	-

John Murray	50,000	0	0.28	06/18/14

Evan Stone	-	-	-	-

Director Compensation

For the fiscal year ended December 31, 2011, each of our non-employee directors was entitled to compensation consisting of $28,000 in fees, stock options to purchase 100,000 shares of common stock, or a combination of cash and options.  Each of our non-employee directors elected to receive their annual compensation for 2011 all in cash.

For the fiscal year ended December 31, 2011, Mark Pape earned an annual cash retainer of $2,500 for his service as the Chairman of the Audit Committee and $1,000 for his service as a member of the Compensation Committee.  In addition, James Roddey earned an annual cash retainer of $1,500 for his service as the Chairman of the Compensation Committee and $2,000 for his service as a member of the Audit Committee.

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

Horst-Dieter Esch	28,000	-	28,000

Brad Krassner	28,000	-	28,000

Clinton Coleman(1)	21,000	-	21,000

James Dvorak(1)	21,000	-	21,000

Mark Pape(1)	24,500	-	24,500

James Roddey(1)	24,500	-	24,500
_______________
(1)           Elected to the Board in January 2011.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of April 30, 2012 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

As of April 30, 2012, 129,440,752 shares of our common stock were outstanding.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by such holders, and also includes options to purchase shares of our common stock exercisable within 60 days of April 30, 2012.  Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o Wilhelmina International, Inc., 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

	Common Stock
Name of Beneficial Owner	Shares		%	(1)
5% or Greater Stockholders

Newcastle Partners, L.P.(2)	34,064,466	(3)	26.3
Lorex Investments AG(4)	28,677,115	(5)	22.2
Krassner Family Investments Limited Partnership(6)	29,759,077	(7)	23.0

Directors and Named Executive Officers

Mark E. Schwarz	34,064,466	(8)	26.3
Clinton Coleman	0		-
James Dvorak	0		-
Horst-Dieter Esch	29,177,115	(9)	22.5
Brad Krassner	29,992,317	(10)	23.2
Mark Pape	0		-
James Roddey	0		-
John Murray	50,000	(11)	*
Evan Stone	0		-

All directors and executive officers as a group (nine persons)	93,283,898	(12)	72.0
______________
* Less than 1%

(1)
Based on 129,440,752 shares of common stock outstanding as of April 30, 2012.  With the exception of shares that may be acquired by employees pursuant to our 401(k) retirement plan, a person is deemed to be the beneficial owner of common stock that can be acquired within 60 days of April 30, 2012, upon the exercise of options.  Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person, but not those held by any other person, and that are exercisable within 60 days of April 30, 2012 have been exercised.

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

(4)	The business address of Lorex is c/o Mattig-Suter und Partner Industriestrasse 22 6302 Zug, Switzerland.

(5)
Consists of shares of common stock held by Lorex, based on information provided to us by Lorex. As disclosed in a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC by Dieter Esch on February 24, 2012, Mr. Esch is the sole stockholder of Lorex and Peter Marty is the sole officer and director of Lorex.  Mr. Esch and Mr. Marty share voting and dispositive power over the shares held by Lorex.  Mr. Marty has no pecuniary interest in the shares held by Lorex.

(6)	The business address of Krassner L.P. is 31 East Rivo Alto, Miami Beach, Florida 33139.

(7)
Consists of shares of common stock held by Krassner L.P., based on information provided to us by Krassner L.P. As disclosed in a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC by Brad Krassner on February 24, 2012, Krassner Investments, Inc. (“Krassner Inc.”) is the general partner of Krassner L.P. and therefore has voting and dispositive power over these shares.  Krassner Inc. disclaims any pecuniary interest in these shares except to the extent of its ownership interest in Krassner L.P. (it owns a 1% interest in Krassner L.P.).  Mr. Krassner is the President, Director and sole stockholder of Krassner Inc.  Mr. Krassner, individually, and the Krassner Family Investment Trust (“Krassner Trust”) are the limited partners of Krassner L.P.  Mr. Krassner’s children are the beneficiaries of the Krassner Trust and his mother is a trustee of the Krassner Trust.  Mr. Krassner and the Krassner Trust disclaim any pecuniary interest in these shares except to the extent of their ownership interest therein (Mr. Krassner owns an 83.5% limited partnership interest in Krassner L.P. and the Krassner Trust owns a 15.5% limited partnership interest in Krassner L.P.).  By virtue of his position with Krassner L.P., Mr. Krassner has the sole power to vote and dispose of the shares owned by Krassner L.P.

(8)
Consists of 34,064,466 shares of common stock held by Newcastle.  Mr. Schwarz may be deemed to beneficially own the shares held by Newcastle by virtue of his power to vote and dispose of such shares.  Mr. Schwarz disclaims beneficial ownership of the shares held by Newcastle except to the extent of his pecuniary interest therein.

(9)
Consists of 500,000 shares of common stock held by Dieter Esch and 28,677,115 shares of common stock held by Lorex.  Mr. Esch is the sole stockholder of Lorex and Peter Marty is the sole officer and director of Lorex.  Mr. Esch and Mr. Marty share voting and dispositive power over the shares held by Lorex.  Mr. Marty has no pecuniary interest in the shares held by Lorex.

(10)
Consists of 233,240 shares of common stock held by Brad Krassner and 29,759,077 shares of common stock held by Krassner L.P.  Krassner Inc. is the general partner of Krassner L.P. and therefore has voting and dispositive power over these shares.  Krassner Inc. disclaims any pecuniary interest in these shares except to the extent of its ownership interest in Krassner L.P. (it owns a 1% interest in Krassner L.P.).  Mr. Krassner is the President, Director and sole stockholder of Krassner Inc.  Mr. Krassner, individually, and the Krassner Trust are the limited partners of Krassner L.P.  Mr. Krassner’s children are the beneficiaries of the Krassner Trust and his mother is a trustee of the Krassner Trust.  Mr. Krassner and the Krassner Trust disclaim any pecuniary interest in these shares except to the extent of their ownership interest therein (Mr. Krassner owns an 83.5% limited partnership interest in Krassner L.P. and the Krassner Trust owns a 15.5% limited partnership interest in Krassner L.P.).  By virtue of his position with Krassner L.P., Mr. Krassner has the sole power to vote and dispose of the shares owned by Krassner L.P.

(11)
Consists of shares of common stock issuable upon the exercise of options held by John Murray individually.  Mr. Murray is the Chief Financial Officer of NCM.  Mr. Murray disclaims beneficial ownership of the 34,064,466 shares held by Newcastle.

(12)	Consists of 93,233,898 shares of common stock and 50,000 shares of common stock issuable upon the exercise of options.

Equity Compensation Plan Information

2011 Incentive Plan

On May 2, 2011, our Board approved the Wilhelmina International, Inc. 2011 Incentive Plan (the “2011 Plan”).  The 2011 Plan is effective as of May 2, 2011 and was approved by a majority of our stockholders at the 2012 Annual Meeting. The 2011 Plan is intended as an incentive to retain and to attract directors, officers, consultants, advisors and employees, as well as to encourage a sense of proprietorship and stimulate the active interest of such persons in our development and financial success.

The 2011 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, and other equity incentives, including stock or stock based awards (collectively, the “Plan Rights”), to persons eligible to participate in the 2011 Plan.  The 2011 Plan shall satisfy the performance-based compensation exception to the limitation on our tax deductions imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to those options and stock appreciation rights for which qualification for such exception is intended (“Section 162(m) Grants”).

In the event option grants are intended to qualify as Section 162(m) Grants, the requirements as to stockholder approval set forth in Section 162(m) of the Code must be satisfied.

A total of 6,000,000 shares of our common stock are subject to the 2011 Plan.  The maximum number of shares that may be subject to options and stock appreciation rights granted under the 2011 Plan to any individual in any calendar year may not exceed 2,000,000.  Should any Plan Right expire or be canceled prior to its exercise or vesting in full or should the number of shares of common stock to be delivered upon the exercise or vesting in full of a Plan Right be reduced for any reason, the shares of common stock subject to such Plan Right may be subject to future Plan Rights under the Plan, unless such reissuance is inconsistent with the provisions of Section 162(m) of the Code.

The 2011 Plan is to be administered by a committee consisting of two or more directors appointed by our Board (the “Plan Committee”), which may be the Compensation Committee of the Board.  Under the 2011 Plan, the Plan Committee will be comprised solely of “non-employee directors” within the meaning of Rule 16b-3 of the Exchange Act, and “outside directors” within the meaning of Section 162(m) of the Code, which individuals will serve at the pleasure of our Board.  In the event that for any reason the Plan Committee is unable to act or if the Plan Committee at the time of any grant, award or other acquisition under the 2011 Plan does not consist of two or more “non-employee directors,” or if there is no such Plan Committee, then the 2011 Plan will be administered by our Board, provided that grants to our Chief Executive Officer or to any covered employee within the meaning of Section 162(m) of the Code that are intended to qualify as Section 162(m) Grants may only be granted by a properly constituted Plan Committee, subject to ratification by our Board.  Except in the case of Section 162(m) Grants (the recipients, terms and conditions of which the Plan Committee has full power and authority to determine, subject to Board ratification), the recipients, terms and conditions of grants under the 2011 Plan are recommended by the Plan Committee to the Board for approval.  The Plan Committee will interpret the 2011 Plan and all Plan Rights granted thereunder and make all other determinations necessary or advisable for the administration of the 2011 Plan.  Our Board has designated the Compensation Committee of the Board as the Plan Committee.

The 2011 Plan provides for the early expiration of options and stock appreciation rights in the event of certain terminations of employment of the recipients thereof.  Options and stock appreciation rights granted under the 2011 Plan are not transferable and may be exercised solely by the recipient thereof during his lifetime or after his death by the person or persons entitled thereto under his will or the laws of descent and distribution.  Upon the occurrence of a “change of control” (as defined in the 2011 Plan), the Plan Committee may accelerate the vesting and/or exercisability of certain Plan Rights under the Plan.  The 2011 Plan contains a clawback provision that permits the Plan Committee to, in all appropriate circumstances and in accordance with guidance issued by the SEC, require reimbursement of any annual incentive payment including incentive options and nonqualified options to an executive officer where:  (a) the payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of our financial statements filed with the SEC; and (b) a lower payment would have been made to the executive based upon the restated financial results.  The 2011 Plan expires on May 1, 2021, and no grants may be made pursuant to the 2011 Plan after such date.

1996 Employee Comprehensive Stock Plan and 1996 Non-Employee Director Plan

We had previously adopted the 1996 Employee Comprehensive Stock Plan (“1996 Comprehensive Plan”) and the 1996 Non-Employee Director Plan (the “1996 Director Plan”) under which our officers, employees and affiliates, and our non-employee directors, respectively, were eligible to receive stock option grants.  Our employees were also eligible to receive restricted stock grants under the 1996 Comprehensive Plan.  We previously reserved 14,500,000 and 1,300,000 shares of common stock for issuance pursuant to the 1996 Comprehensive Plan and the 1996 Director Plan, respectively.  The 1996 Comprehensive Plan and the 1996 Director Plan expired on July 10, 2006, and therefore we are no longer permitted to grant new options under either plan.  The expiration of the 1996 Comprehensive Plan and the 1996 Director Plan does not affect outstanding option grants, which will expire in accordance with their terms.

Equity Compensation Plan Table

The following table summarizes the equity compensation plans under which common stock may be issued as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,050,000	$0.24	4,000,000

Equity compensation plans not approved by security holders	-	-	-

Total	2,050,000	$0.24	4,000,000

Item 13.Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

 The Board reviews all relationships and transactions with the Company in which our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.  The Board is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction.  As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our Annual Report on Form 10-K and our proxy statement with respect to the election of directors.  In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed.  In the course of its review and approval or ratification of a related party transaction to be disclosed, the Audit Committee considers: (i) the nature of the related person’s interest in the transaction, (ii) the material terms of the transaction, including, without limitation, the amount and type of transaction, (iii) the importance of the transaction to the related person, (iv) the importance of the transaction to the Company, (v) whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company and (vi) any other matters the Audit Committee deems appropriate.

 Any member of the Board who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Board or committee that considers the transaction.

Transactions with Related Persons

Transactions with Newcastle and our Affiliates

Our corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which is also an office of NCM.  Pursuant to an oral agreement, we previously occupied a portion of NCM’s office space on a month-to-month basis at no charge, and received accounting and administrative services from employees of NCM at no charge.  Effective October 1, 2006, the parties formalized this arrangement by executing a services agreement.  Pursuant to the services agreement, we continue to occupy a portion of NCM’s office space on a month-to-month basis at $2,500 per month and incur additional fees to NCM for accounting and administrative services provided by employees of NCM.  During the fiscal years ended December 31, 2011 and 2010, we incurred fees (including the payments for the NCM office space) of approximately $30,000 and $30,000, respectively, under the services agreement.

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

Mr. Schwarz, our Chief Executive Officer and Chairman of the Board, is the Chairman, Chief Executive Officer and Portfolio Manager of NCM, which is the General Partner of Newcastle.  Mr. Murray, our Chief Financial Officer, is the Chief Financial Officer of NCM.  Mr. Stone, our General Counsel, is a former Vice President and General Counsel of NCM.  Messrs. Coleman and Dvorak, who each serve on our Board, are Vice Presidents of NCM.

Transactions with Messrs. Esch and Krassner

Under the Acquisition Agreement, the Control Sellers received $14,521,967 in cash (including $6,000,000 received by Krassner L.P. in repayment of an outstanding note held by Krassner L.P.) and $7,609,336 (63,411,131 shares) of common stock upon the consummation of the Acquisition (based on the closing price of the shares on such date).  The purchase price was subject to certain post-closing adjustments, which were to be effected against 18,811,687 shares (the “Restricted Shares”) of common stock issued to the Control Sellers that were held in escrow pursuant to the Acquisition Agreement in respect of the “core” business price adjustment.  The Control Sellers also had the right to receive earn out payments, subject to certain offsets, based on the operating results of Wilhelmina Artist Management, LLC (“WAM”) and Wilhelmina Miami, Inc. (“Wilhelmina Miami”), our wholly owned subsidiaries, for the three year period beginning January 1, 2009.

After the closing of the Acquisition, the parties became engaged in a dispute relating to a purchase price adjustment being sought by the Company in connection with the Acquisition and other related matters.  On October 18, 2010, Newcastle and the Control Sellers entered into a Global Settlement Agreement (the “Settlement Agreement”) which provided that (a) all of the Restricted Shares were released to the Control Sellers, (b) all of the Company’s future earn-out obligations relating to WAM were cancelled and (c) (i) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2,000,000 of the Company’s earn-out obligations relating to the operating results of Wilhelmina Miami (defined herein as the “Miami Earnout”) was cancelled and (ii) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2,000,000 was cancelled.  With respect to any portion of the Miami Earnout that may become payable, the Company further agreed not to assert any setoff thereto in respect of (a) any negative closing net asset adjustment determined under the Acquisition Agreement or (b) any divisional loss in respect of WAM.  The Settlement Agreement also provided for the dismissal of then pending litigation between the Company and the Control Sellers regarding the Restricted Shares, customary mutual releases, and the withdrawal of indemnification claims under the Acquisition Agreement, except that the Company preserved indemnification rights with respect to certain specified matters.  The Company also agreed to reimburse certain documented legal fees (not to exceed $300,000) of the Control Sellers.

The Control Sellers are also parties to a registration rights agreement entered into in connection with the Acquisition Agreement, pursuant to which the Control Sellers, among others, obtained certain demand and piggyback registration rights with respect to the common stock issued to them under the Acquisition Agreement.

On February 13, 2009, in order to facilitate the closing of the Acquisition Agreement, we entered into that certain letter agreement with Mr. Esch (the “Esch Letter Agreement”), pursuant to which Mr. Esch agreed that $1,750,000 of the cash proceeds to be paid to him at the closing of the Acquisition Agreement would instead be held in escrow.  Under the terms of the Esch Letter Agreement, all or a portion of such amount held in escrow was required to be used to satisfy the indebtedness of Wilhelmina International to Signature Bank in connection with the credit facility we had in place at that time with Signature Bank (the “Signature Credit Facility”) upon the occurrence of specified events including, but not limited to, written notification by Signature Bank to Wilhelmina International of the termination or acceleration of the Signature Credit Facility.  Any amount remaining was required to be released to Mr. Esch upon the replacement or extension of the Signature Credit Facility, subject to certain requirements set forth in the Esch Letter Agreement.  The Esch Letter Agreement also provided that in the event any portion of the proceeds was paid from escrow to Signature Bank, we would promptly issue to Mr. Esch, in replacement thereof, a promissory note in the principal amount of the amount paid to Signature Bank.

On December 30, 2009, Signature Bank delivered a demand letter (the “Demand Letter”) to us and Wilhelmina International requesting the immediate payment of all outstanding principal and accrued interest in the aggregate amount of approximately $2,019,000 under the Signature Credit Facility.  The delivery of the Demand Letter requesting mandatory repayment of principal under the Signature Credit Facility triggered a “Bank Payoff Event” under the Esch Letter Agreement.  Accordingly, pursuant to the terms of the Esch Letter Agreement, the aggregate amount of $1,750,000 that was held in escrow was released and paid to Signature Bank (the “Escrow Payoff”) and we issued to Mr. Esch a promissory note in the principal amount of $1,750,000 (the “Esch Note”).  The effective interest rate of the Esch Note was prime plus approximately 0.58%, or approximately 3.83%.  Principal under the Esch Note was repaid in quarterly installments of $250,000 until December 31, 2010 when the unpaid principal and interest thereon were to have become due and payable.

On December 7, 2010, we and Mr. Esch entered into an amendment (the “Esch Amendment”) to the Esch Note.  Under the Esch Amendment, (1) the maturity date of the Esch Note was extended to June 30, 2011 (from December 31, 2010) and (2) commencing January 1, 2011, the interest rate on outstanding principal under the Esch Note increased to 9.0% per annum.  In addition, $400,000 was paid on December 31, 2010 and March 31, 2011 and $200,000 was paid on June 30, 2011, pursuant to the Esch Amendment.  The Esch Note has been paid in full.  The amount of total principal and interest paid to Mr. Esch was $1,750,000 and $70,514, respectively.

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

 Item 14.Principal Accountant Fees and Services

Fees Billed During Fiscal 2011 and 2010

Audit Fees

The aggregate fees billed by Burton McCumber & Cortez, L.L.P. (“Burton McCumber”), our independent registered public accounting firm, for professional services required for the audit of our annual financial statements included in our Annual Report on Form 10-K and the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other services that are normally provided in connection with statutory or regulatory filings or engagements, were $186,852 and $191,419 for fiscal years 2011 and 2010, respectively.

Audit-Related Fees

We did not engage or pay Burton McCumber for assurance and related services in fiscal years 2011 and 2010.

Tax Fees

We did not engage or pay Burton McCumber for professional services relating to tax compliance, tax advice or tax planning in fiscal years 2011 and 2010.

All Other Fees

Other than the services described above, we did not engage or pay Burton McCumber for services in fiscal years 2011 and 2010.

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

All of the engagements and fees for the fiscal years ended December 31, 2011 and December 31, 2010 were pre-approved by the Audit Committee.  In connection with the audit of our financial statements for the fiscal year ended December 31, 2011, Burton McCumber only used full-time, permanent employees.

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

10.21
First Amendment to Credit Agreement, dated January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, dated January 12, 2012).

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

14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).
21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to Form 10-K, dated December 31, 2010).
23.1	Consent of Burton, McCumber & Cortez, L.L.P. (previously filed with the Original Form 10-K).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (previously filed with the Original Form 10-K).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (previously filed with the Original Form 10-K).

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 2012.

/s/ Mark E. Schwarz	Chief Executive Officer and
Mark E. Schwarz	Chairman of the Board (Principal Executive Officer)

/s/ John Murray	Chief Financial Officer
John P. Murray	(Principal Financial Officer and Principal Accounting Officer)

Director
Brad Krassner

Director
Dieter Esch

/s/ Clinton Coleman	Director
Clinton Coleman

/s/ James Dvorak	Director
James Dvorak

/s/ Mark Pape	Director
Mark Pape

/s/ James Roddey	Director
James Roddey