Form 10-Q
period 2012-03-31
Wilhelmina International, Inc.
filed 2012-05-15
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, the registrant had 129,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2012

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
ASSETS	March 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$3,660	$3,128
Accounts receivable, net of allowance for doubtful accounts of $760 and $760	9,077	11,460
Indemnification receivable	428	428
Prepaid expenses and other current assets	225	251
Total current assets	13,390	15,267

Property and equipment, net of accumulated depreciation of $257 and $226	612	579

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $5,387 and $5,019	2,950	3,318
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	330	310

Total assets	$38,534	$40,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,038	$3,528
Due to models	7,476	9,564
Deferred revenue	408	295
Foreign withholding claim subject to indemnification	428	428
Amegy credit facility	500	500
Earn out liability	2,244	2,244
Total current liabilities	14,094	16,559

Long term liabilities
Deferred revenue, net of current portion	308	245
Deferred income tax liability	1,800	1,800
Total long-term liabilities	2,108	2,045

Commitments and contingencies	-	-
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding in 2012 and 2011	1,294	1,294
Additional paid-in capital	85,133	85,133
Accumulated deficit	(64,095)	(64,305)
Total shareholders’ equity	22,332	22,122

Total liabilities and shareholders’ equity	$38,534	$40,726

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenues
Revenues	$13,092	$13,440
License fees and other income	386	398
Total revenues	13,478	13,838

Model costs	9,158	9,397

Revenues net of model costs	4,320	4,441

Operating expenses
Salaries and service costs	2,392	2,166
Office and general expenses	791	802
Amortization and depreciation	396	447
Corporate overhead	408	272
Total operating expenses	3,987	3,687
Operating income	333	754

Other income (expense):
Equity in Earnings Wilhelmina Kids & Creative Mgmt LLC	4	(6)
Interest income	2	1
Interest expense	(7)	(14)
Total other expense	(1)	(19)

Income before provision for income taxes	332	735

Provision for income taxes
Current	122	98
Deferred	-	-
	122	98

Net income applicable to common stockholders	$210	$637

Basic and diluted income per common share	$0.00	$0.01

Weighted average common shares outstanding	129,441	129,441

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$210	$637
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	396	447
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,383	(1,521)
Increase (decrease) in prepaid expenses and other assets	6	(73)
(Decrease) increase in due to models	(2,088)	981
(Decrease) increase in accounts payable and accrued liabilities	(487)	159
Increase (decrease) in other liabilities	176	(225)
Net cash provided by operating activities	596	405

Cash flows from investing activities:
Purchase of property and equipment	(64)	(22)
Net cash used in investing activities	(64)	(22)

Cash flows from financing activities
Repayment of Esch promissory note	-	(400)
Net cash used in financing activities	-	(400)

Net increase (decrease) in cash and cash equivalents	532	(17)
Cash and cash equivalents, beginning of period	3,128	1,732
Cash and cash equivalents, end of period	$3,660	$1,715

Supplemental disclosures of cash flow information
Cash paid for interest	$7	$14
Cash paid for income taxes	$222	$100

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the financial statements not misleading have been included.  In the opinion of the Company’s management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods.  It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement, was to be calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 and ending December 31, 2011, multiplied by 7.5, and payable in cash or stock. At December 31, 2011, management computed the actual amount to be paid on the Miami Earnout based on the financial results of the Wilhelmina Miami division for the three years ended December 31, 2011 to be $2,174,000. During the three months ended March 31, 2012, management determined that such amount required an upward adjustment of approximately $70,000, which resulted in the final Miami Earnout value of $2,244,000 as of March 31, 2012.

The Company evaluated the accounting treatment of the $70,000 adjustment to the Miami Earnout in accordance with the application of SEC issued Staff Accounting Bulletin No. 108 (“SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. As of March 31, 2012, as a result of this dual methodology approach of SAB 108, the Company corrected the error in its accounting for the Miami Earnout liability at December 31, 2011, by increasing the Miami Earnout liability by approximately $70,000 with a corresponding increase to deferred tax asset of approximately $25,000 and a reduction of retained earnings of approximately $45,000.

As of May 15, 2012, the Company has paid approximately $1,736,000 of the Miami Earnout liability, with remaining amounts, net of indemnity claims for which the Control Sellers retain responsibility, expected to be paid upon receipt of certain documentation from the former Miami shareholders.

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

Note 5.  Restricted Cash

At March 31, 2012 and 2011, the Company had approximately $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 6.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company has also entered into product licensing agreements with talent it represents.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $240,000 and $268,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 7.  Commitments and Contingencies

On May 2, 2012, Sean Patterson, the former President of Wilhelmina International, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman and Chief Executive Officer, alleging, among other things, breach of Mr. Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Mr. Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him.  The Company believes these claims are without merit and intends to vigorously defend itself.

In addition to the legal proceedings otherwise disclosed herein, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business.

As of March 31, 2012, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of March 31, 2012, total compensation payable under the remaining contractual term of these agreements was approximately $3,120,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.  Subject to certain exceptions, as of March 31, 2012, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period in the amount of approximately $2,272,000.

During the three months ended June 30, 2010, the Company received IRS notices totaling approximately $726,000 related to foreign withholding claims for tax years 2006 and 2008.  As part of settlement negotiations with the IRS, the Company determined that approximately $197,000 of the foreign withholding claim for 2008 related to tax liabilities which the Company assumed upon the Wilhelmina Transaction. To satisfy this liability, the Company paid the IRS, including penalties and interest of $26,000, a total of $223,000 during the year ended December 31, 2011. Since this amount was previously accrued as a liability at the Wilhelmina Acquisition date, no adjustment was required.

Also during the year ended December 31, 2011, the Company filed a net operating loss carryback claim for the 2008 tax year which resulted in a refund of approximately $163,000. The IRS has not released these funds, which are pending resolution of the foreign withholding claims for 2006 and 2008.

As of March 31, 2012, the Company’s estimate of the foreign withholding claims for tax years 2006 and 2008 is approximately $428,000, which includes approximately $88,000 of additional interest and penalties incurred since June 2010 when the IRS notices were received.

The Company is indemnified by the Control Sellers under the Acquisition Agreement for losses incurred as a result of such deficiency notice, and the Control Sellers have confirmed such responsibility to the Company.  Such indemnification is required to be satisfied in cash and/or, at the election of the Company, by offset to future earn-out payments. As of May 15, 2012, the Company has paid approximately $1,736,000 of the Miami Earnout liability, with remaining amounts, net of indemnity claims for which the Control Sellers retain responsibility, expected to be paid upon receipt of certain documentation from the former Wilhelmina Miami shareholders.

Note 8.  Share Capital

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

Note 9.  Income Taxes

During the three months ended March 31, 2012, the Company’s combined federal and state effective tax rate was approximately 36%. The Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s effective tax rate would be higher if it were not for valuation allowances on the Company's deferred tax assets. As of March 31, 2012, the Company had federal income tax loss carryforwards of approximately $6,500,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s net operating loss carryforwards were utilized to offset taxable income generated during the three months ended March 31, 2012.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Transaction.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 10.  Related Parties

As of March 31, 2012, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, respectively. NCM is the General Partner of Newcastle, which owns 34,064,466 shares of Common Stock. At the annual meeting of stockholders of the Company held on January 20, 2011, the stockholders of the Company elected Clinton Coleman (Vice President at NCM) and James Dvorak (Vice President at NCM) to serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7,000 for each of the three months ended March 31, 2012 and March 31, 2011. The Company owed NCM $0 as of March 31, 2012 and 2011, under the services agreement.

On August 25, 2008, concurrently with the execution of the Acquisition Agreement, the Company entered into the Equity Financing Agreement with Newcastle for the purpose of obtaining financing to complete the transactions contemplated by the Acquisition Agreement (see Note 3).

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. For each of the three months ended March 31, 2012 and March 31, 2011, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000.

Note 11.  Treasury Stock

In December 2010, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 500,000 shares of its outstanding Common Stock.  The Company made no purchases of Common Stock during the three months ended March 31, 2012 and 2011.

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

Note 12.  Subsequent Event

During April 2012, the Company reached an agreement with a former talent with respect to the modification of payment direction terms under existing endorsement agreements negotiated by the Company between such talent, certain customers and, in some cases, the Company.  In connection with such modifications (which did not change amounts to which the Company is entitled in respect of such agreements), the Company and former talent also executed mutual releases relating to the parties' former representation arrangements. In connection with  the foregoing endorsement contracts, the Company was carrying deferred revenues as of March 31, 2012 of approximately $716,000, all of which will be recognized in the quarter ended June 30, 2012 as a result of the April 2012 agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2012 and March 31, 2011.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

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

The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by Internet, print and TV advertising campaigns for consumer goods and retail clients.   Beginning in November 2011, revenues from the core modeling business have been down slightly on a year over year basis.  To drive new revenue growth, the Company continues to focus on recruiting top agents when available and scouting and developing new talent.  Based on current trends in the business, combined with the termination of Sean Patterson, the former President of Wilhelmina International, in February 2012 and the resulting transition required, the Company expects revenues from the core modeling business to remain flat to down slightly for the foreseeable future.

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

Trends and Opportunities

The Company expects that its geographical reach, along with the depth and breadth of its talent pool, and client roster should make Wilhelmina’s operations more resilient to industry changes and economic swings than many of its competitors.  Accordingly, the Company believes that its market position as a strong industry leader should create new growth opportunities.

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

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) amounting to approximately $161 billion in 2010 and $165 billion in 2011, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

·	expanding the women’s high end fashion board;

·	continuing to invest in the WAM business;

·	strategic acquisitions;

·	licensing the “Wilhelmina” name to leading, local model management agencies;

·	exploring the use of the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products;

·	partnering on television shows and promoting model search contests.

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

Ascendant

On October 5, 2005, the Company acquired an interest in the revenues generated by ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”), a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $79,105,000 and $64,500,000 as of March 31, 2012 and March 31, 2011, respectively.

During 2009, the Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal and therefore the revenue interest is carried at $0 in the accompanying balance sheet.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Sophisticated, Runway, Curve, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients.  Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and a separate service charge, paid by clients in addition to the booking fees, which is calculated as a percentage of the models’ booking fees and is recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition, below.  Gross billings are an important business metric that ultimately drives revenues, profits and cash flows. Not all gross billings recorded by the Company are collected and therefore remitted to the talent. Some contracts are structured whereby payments are paid directly to the Company, and therefore, the Company remits the appropriate amount to the talent. Other contracts are structured whereby amounts are paid by the customer directly to the talent and Wilhelmina for the respective proceeds of the contract.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services and to enable new business development activities.

Gross Billings

Gross billings for the three months ended March 31, 2012 increased approximately $1,081,000, or 7.6%, to approximately $15,320,000, compared to approximately $14,239,000 for the three months ended March 31, 2011.  Generally, gross billings increased due to the Company’s clients spending more on advertising and the Company having the desired talent available to its clients. During the three months ended March 31, 2012, the Wilhelmina Companies experienced a decrease in gross billings across the core modeling business of approximately 1% and an increase in gross billings in the WAM business of approximately 130% compared to gross billings generated by the respective divisions during the three months ended March 31, 2011.  Gross billings of the WAM division represented approximately 15% of total gross billings for the three months ended March 31, 2012, compared to approximately 7% for the three months ended March 31, 2011.  During the three months ended March 31, 2012, gross billings of the various boards of the core modeling business experienced positive growth ranging from 3% to 79%, and certain boards experienced negative growth ranging from -9% to -37%, compared to the three months ended March 31, 2011.

Revenues

During the three months ended March 31, 2012, revenues decreased approximately $348,000, or 2.6%, to approximately $13,092,000, compared to approximately $13,440,000 during the three months ended March 31, 2011.  During the three months ended March 31, 2012, the Company experienced a decrease in revenues as a result of a slight decrease in gross billings for the core modeling business.

License Fees and Other Income

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the three months ended March 31, 2012 and March 31, 2011, management fee income from the unconsolidated affiliate amounted to approximately $27,000.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Wilhelmina Companies.  During the three months ended March 31, 2012 and March 31, 2011, license fees totaled approximately $66,000 and $38,000, respectively.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents.  During the three months ended March 31, 2012 and March 31, 2011, revenue from these licensing agreements totaled approximately $240,000 and $268,000, respectively.

Other income includes fees derived from participants in the Company’s model search contests and sponsors of such contests, television syndication royalties and a production series contract.  In 2005, the Wilhelmina Companies produced the television show “The Agency” and in 2007 the Wilhelmina Companies entered into an agreement with a television network to develop a television series titled “She’s Got the Look”, which, in 2010, completed its third season on the network channel TV Land Prime.  The television series documented the lives of women competing in a modeling competition.  The Wilhelmina Companies provided the television series with the talent and the “Wilhelmina” brand image, and agreed to a modeling contract with the winner of the competition, in consideration of a fee per episode produced, plus certain fees, as defined.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.  Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost.  During the three months ended March 31, 2012, model costs decreased approximately $239,000, or 2.54%, to approximately $9,158,000, compared to approximately $9,397,000 during the three months ended March 31, 2011. Model costs decreased slightly compared to the prior year quarter as a result of a slight decrease in revenues.

During the three months ended March 31, 2012, model costs as a percentage of revenues were approximately 70.0% compared to 69.9% during the three months ended March 31, 2011. Margins were relatively unchanged from the prior year period.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.  During the three months ended March 31, 2012, operating expenses increased approximately $300,000, or 8.1%, to approximately $3,987,000, compared to approximately $3,687,000 during the three months ended March 31, 2011.  The increase in operating expenses is generally attributable to increases in salaries and service costs and office and corporate overhead.

  All operating costs except corporate overhead expenses are attributable to the Wilhelmina Companies and are discussed below.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.  During the three months ended March 31, 2012, salaries and service costs increased approximately $226,000, or 10.4%, to approximately $2,392,000, compared to approximately $2,166,000 during the three months ended March 31, 2011. The Company experienced increased salary costs in connection with the hiring of employees and also incurred compensation costs in connection with employment contracts for certain former employees.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.  During the three months ended March 31, 2012, office and general expenses decreased approximately $11,000, or 1.4%, to approximately $791,000, compared to approximately $802,000 during the three months ended March 31, 2011.  Office and general expenses decreased due to costs associated with professional fees.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three months ended March 31, 2012, depreciation and amortization expense totaled $396,000 (of which $368,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction) compared to $447,000 during the three months ended March 31, 2011 (of which $418,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Transaction).  Fixed asset purchases totaled approximately $64,000 and $22,000 during the three months ended March 31, 2012 and March 31, 2011, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel.  During the three months ended March 31, 2012, corporate overhead approximated $408,000 compared to $272,000 for the three months ended March 31, 2011. The increase in corporate overhead for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily attributable to increased director’s fees, stock exchange fees, professional fees and legal fees in connection with the filing of a resale registration statement on Form S-1.

Miami Earn-Out Adjustment

In connection with the Settlement Agreement reached October 18, 2011, (A) approximately 39% (representing the amount that would otherwise be paid to Krassner L.P.) of the first $2 million of the Miami Earnout was cancelled and (B) approximately 69% (representing the amounts that would otherwise be paid in the aggregate to Krassner L.P. and Lorex) of any such Miami Earnout obligation over $2 million was cancelled.

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement, was to be calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 and ending December 31, 2011, multiplied by 7.5, and payable in cash or stock. At December 31, 2011, management computed the actual amount to be paid on the Miami Earnout based on the financial results of the Wilhelmina Miami division for the three years ended December 31, 2011 to be $2,174,000.  During the three months ended March 31, 2012, management determined that such amount required an upward adjustment of approximately $70,000, which resulted in the final Miami Earnout value of $2,244,000 as of March 31, 2012.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.  No asset impairment charges were incurred during the three months ended March 31, 2012 and 2011.

Interest Income

Interest income totaled approximately $2,000 and $1,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.  The increase in interest income is the result of an increase in cash balances which earn yields.

Interest Expense

Interest expense totaled approximately $7,000 and $14,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.  The decrease in interest expense for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, is the result of declines in the balances of debt due to principal payments and a decrease in the interest rates for outstanding debts. See Liquidity and Capital Resources below for further discussion.

Liquidity and Capital Resources

The Company’s cash balance increased to $3,660,000 at March 31, 2012, from $3,128,000 at December 31, 2011.  The increase is primarily attributable to cash flow from operations.

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts.  Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

Currently, the Company’s primary liquidity need is to fund the remaining Miami Earnout payments. See discussion below.

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

On January 12, 2012, the Company executed and closed the Credit Agreement Amendment to its revolving Amegy Credit Agreement.

Under the terms of the Credit Agreement Amendment, which is effective as of January 1, 2012, total availability under the revolving credit facility was increased to $1,500,000. In addition, the maturity date of the facility was extended to December 31, 2012.

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

Earn Out

The Miami Earnout, payable in accordance with the Acquisition Agreement and Settlement Agreement, was to be calculated based on the three year average of audited Wilhelmina Miami EBITDA beginning January 1, 2009 and ending December 31, 2011, multiplied by 7.5, and payable in cash or stock. At December 31, 2011, management computed the actual amount to be paid on the Miami Earnout based on the financial results of the Wilhelmina Miami division for the three years ended December 31, 2011 to be $2,174,000.  During the three months ended March 31, 2012, management determined that such amount required an upward adjustment of approximately $70,000, which resulted in the final Miami Earnout value of $2,244,000 as of March 31, 2012.

As of May 15, 2012, the Company has paid approximately $1,736,000 of the Miami Earnout liability, with remaining amounts, net of indemnity claims for which the Control Sellers retain responsibility, expected to be paid upon receipt of certain documentation from the former Wilhelmina Miami shareholders. The Company’s ability to fund the remaining earn-out obligations will be dependent on cash flow from operations and borrowings under the Amegy Credit Agreement.

Employee Termination

On February 24, 2012, the employment of Sean Patterson as President of Wilhelmina International was terminated for cause. Over the course of several weeks following the departure of Sean Patterson, five agents resigned from the Company to pursue other interests.  During the three months ended March 31, 2012, the Company hired four new agents to replace all of these positions.

Beginning in November 2011, revenues from the core modeling business have been down slightly on a year over year basis.  To drive new revenue growth, the Company continues to focus on cutting costs, recruiting top agents when available and scouting and developing new talent.  Based on current trends in the business, combined with the termination of Sean Patterson, the former President of Wilhelmina International, in February 2012 and the resulting transition required, the Company expects revenues from the core modeling business to remain flat to down slightly for the foreseeable future.

Mr. Patterson has made certain claims in connection with his termination of employment.  The Company believes these claims are without merit and intends to vigorously defend itself.  See “Part II, Item 1 - Legal Proceedings” for more information.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of March 31, 2012, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2012, Sean Patterson, the former President of Wilhelmina International, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman and Chief Executive Officer, alleging, among other things, breach of Mr. Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Mr. Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him.  The Company believes these claims are without merit and intends to vigorously defend itself.

In addition to the legal proceedings otherwise disclosed in this report, the Company is engaged in various legal proceedings that are routine in nature and incidental to its business.

Item 1.A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ John Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
________________
* Filed herewith