Form 10-Q
period 2012-06-30
Wilhelmina International, Inc.
filed 2012-08-14
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

As of August 14, 2012, the registrant had 121,440,752 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
ASSETS	June 30,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$1,959	$3,128
Accounts receivable, net of allowance for doubtful accounts of $760 and $760	10,110	11,460
Indemnification receivable	428	428
Prepaid expenses and other current assets	186	251
Total current assets	12,683	15,267

Property and equipment, net of accumulated depreciation of $286 and $226	609	579

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $5,744and $5,019	2,593	3,318
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	397	310

Total assets	$37,534	$40,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,981	$3,528
Due to models	7,399	9,564
Deferred revenue	-	295
Foreign withholding claim subject to indemnification	428	428
Amegy credit facility	500	500
Earn out liability	509	2,244
Total current liabilities	12,817	16,559

Long term liabilities
Deferred revenue, net of current portion	-	245
Deferred income tax liability	1,800	1,800
Total long-term liabilities	1,800	2,045

Commitments and contingencies	-	-
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued and outstanding in 2012 and 2011	1,294	1,294
Additional paid-in capital	85,133	85,133
Accumulated deficit	(63,510)	(64,305)
Total shareholders’ equity	22,917	22,122

Total liabilities and shareholders’ equity	$37,534	$40,726

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues
Revenues	$14,867	$14,340	$27,959	$27,780
License fees and other income	459	329	845	727
Total revenues	15,326	14,669	28,804	28,507

Model costs	10,230	9,957	19,388	19,354

Revenues net of model costs	5,096	4,712	9,416	9,153

Operating expenses
Salaries and service costs	2,616	2,399	5,008	4,565
Office and general expenses	880	756	1,671	1,558
Amortization and depreciation	389	390	785	837
Corporate overhead	435	308	843	580
Total operating expenses	4,320	3,853	8,307	7,540
Operating income	776	859	1,109	1,613

Other income (expense):
Equity in earnings of 50% owned subsidiary	23	(4)	27	(10)
Interest income	2	1	4	2
Interest expense	(8)	(5)	(15)	(19)
	17	(8)	16	(27)

Income before provision for income taxes	793	851	1,125	1,586

Provision for income taxes
Current	208	130	330	228
Deferred	-	-	-	-
	208	130	330	228

Net income applicable to common stockholders	$585	$721	$795	$1,358

Basic and diluted net income per common share	$0.00	$0.01	$0.01	$0.01

Weighted average common shares outstanding	129,441	129,441	129,441	129,441

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$795	$1,358
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	785	837
Correction of prior period error-foreign withholding liability	-	84
Share based payment expense	-	15
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,350	(1,599)
(Increase) in prepaid expenses and other assets	(22)	(58)
(Decrease) increase in due to models	(2,165)	781
Increase in accounts payable and accrued liabilities	453	140
(Decrease) in deferred revenues	(540)	(400)
(Decrease) in Earn-out liability	(1,735)	-
Net cash (used in) provided by operating activities	(1,079)	1,158

Cash flows from investing activities:
Purchase of property and equipment	(90)	(202)
Net cash used in investing activities	(90)	(202)

Cash flows from financing activities
Repayment of Esch promissory note	-	(600)
Net cash used in financing activities	-	(600)

Net (decrease) increase in cash and cash equivalents	(1,169)	356
Cash and cash equivalents, beginning of period	3,128	1,732
Cash and cash equivalents, end of period	$1,959	$2,088

Supplemental disclosures of cash flow information
Cash paid for interest	$15	$19
Cash paid for income taxes	$386	$185

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included.  In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for such periods.  It is recommended that these interim unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 3.  Line of Credit

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

On January 12, 2012, the Company executed and closed an amendment (the "Credit Agreement Amendment") to its revolving Credit Agreement with Amegy.

Under the terms of the Credit Agreement Amendment, which is effective as of January 1, 2012, (1) total availability under the revolving credit facility was increased to $1,500,000 (from $500,000), (2) the borrowing base was modified to 65% (from 80%) of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company's minimum net worth covenant was increased to $21,250,000 (from $20,000,000). In addition, the maturity date of the facility was extended to December 31, 2012.   As of June 30, 2012, the Company had outstanding borrowings of $500,000 under the Credit Agreement.

On August 1, 2012 the Company drew an additional $1,000,000 under the Credit Agreement Amendment to fund the repurchase of 8,000,000 shares of its common stock, par value $0.01 per share (“Common Stock”) at a price of $0.126 per share. The transaction was effected through a broker dealer making a market in the Company's shares on behalf of an affiliate of the Company. As a result, the Company currently has total outstanding borrowings of $1,500,000 under the Credit Agreement.

Note 4.  Restricted Cash

At June 30, 2012 and December 31, 2011, the Company had approximately $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 5.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company is also a party to product licensing agreements with a talent it previously represented.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $208,000 and $448,000 for the three and six months ended June 30, 2012, respectively, and approximately $156,000 and $425,000 and for the three and six months ended June 30, 2011, respectively.

During April 2012, the Company reached an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company.  In connection with such modifications (which did not change amounts to which the Company is entitled in respect of such agreements), the Company and the former talent also executed mutual obligation releases relating to the parties' former representation arrangements. In connection with the foregoing contracts, the Company was carrying deferred revenues as of March 31, 2012 of approximately $716,000, all of which were recognized in the quarter ended June 30, 2012 as a result of the April 2012 agreement.  In the absence of an agreement, the Company was scheduled to recognize approximately $128,000 of deferred revenues during the quarter ended June 30, 2012.

Note 6.  Commitments and Contingencies

On May 2, 2012, Sean Patterson (“Patterson”), the former President of the Company’s subsidiary, Wilhelmina International, Ltd. (“Wilhelmina International”) filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman and Chief Executive Officer, alleging, among other things, breach of Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him.  The Company believes these claims are without merit and intends to vigorously defend itself.

In addition to the legal proceedings otherwise disclosed herein, the Company is engaged in various legal proceedings that are routine in nature and not material to the consolidated financial statements taken as whole.

As of June 30, 2012, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of June 30, 2012, total compensation payable under the remaining contractual term of these agreements was approximately $4,843,000.  In general, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement.  Subject to certain exceptions, as of June 30, 2012, invoking the non-compete provisions would require the Company to compensate the covered employees during the non-compete period in the amount of approximately $2,347,000. During the three and six months ended June 30, 2012, the Company paid compensation costs of approximately $95,000 and $345,000, respectively, in conjunction with certain non-compete and contractual arrangements of former employees.

During the three months ended June 30, 2010, the Company received IRS notices totaling approximately $726,000 related to foreign withholding claims for tax years 2006 and 2008.  As part of settlement negotiations with the IRS, the Company determined that approximately $197,000 of the foreign withholding claim for 2008 related to tax liabilities which the Company assumed upon its acquisition of Wilhelmina International and its affiliates in February 2009 (the “Wilhelmina Acquisition”). To satisfy this liability, the Company paid the IRS, including penalties and interest of $26,000, a total of $223,000 during the year ended December 31, 2011. Since this amount was previously accrued as a liability at the Wilhelmina Acquisition date, no adjustment was required.

Also during the year ended December 31, 2011, the Company filed a net operating loss carryback claim for the 2008 tax year which resulted in a refund of approximately $163,000. The IRS has not released these funds, which are pending resolution of the foreign withholding claims for 2006 and 2008.

As of June 30, 2012, the Company’s estimate of the foreign withholding claims for tax years 2006 and 2008 is approximately $428,000, which includes approximately $88,000 of additional interest and penalties incurred since June 2010 when the IRS notices were received.

The Company is indemnified by the selling parties in the Wilhelmina Acquisition consisting of Dieter Esch (“Esch”), Lorex Investments AG (“Lorex”). Brad Krassner (“Krassner”) and Krassner Family Investments Limited Partnership (“Krassner L.P.”) and together with Esch, Lorex and Krassner, the “Control Sellers”) for losses incurred as a result of such deficiency notice, and the Control Sellers have confirmed such responsibility to the Company.  Such indemnification is required to be satisfied in cash and/or, at the election of the Company, by offset to future earn-out payments. As of June 30, 2012, the Company has paid approximately $1,736,000 of the Company’s earn-out obligations relating to operating results of Wilhelmina Miami, Inc. a subsidiary of the Company (“Wilhelmina Miami”), in connection with the Wilhelmina Acquisition (the “Miami Earnout”), with remaining amounts, net of indemnity claims for which the Control Sellers retain responsibility, are expected to be paid upon receipt of certain documentation from the former Wilhelmina Miami shareholders.

Note 7.  Share Capital

The Company has a shareholder’s rights plan (the “Rights Plan”). The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, as amended, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

The Company’s Board of Directors adopted the Rights Plan to protect shareholder value by protecting the Company’s ability to realize the benefits of its net operating loss carryforwards (“NOLs”) and capital loss carryforwards.  In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval of the Company’s Board of Directors.  Shareholders that own 5% or more of the outstanding Common Stock as of the close of business on the Record Date (as defined in the Rights Agreement) may acquire up to an additional 1% of the outstanding Common Stock without penalty so long as they maintain their ownership above the 5% level (such increase subject to downward adjustment by the Company’s Board of Directors if it determines that such increase will endanger the availability of the Company’s NOLs and/or its capital loss carryforwards).  In addition, the Company’s Board of Directors has exempted Newcastle Partners, L.P. (“Newcastle”), the Company’s largest shareholder, and may exempt any person or group that owns 5% or more if the Board of Directors determines that the person’s or group’s ownership will not endanger the availability of the Company’s NOLs and/or its capital loss carryforwards.  A person or group that acquires a percentage of Common Stock in excess of the applicable threshold is called an “Acquiring Person”.  Any Rights held by an Acquiring Person are void and may not be exercised.  The Company’s Board of Directors authorized the issuance of one Right per each share of Common Stock outstanding on the Record Date.  If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 (the “Preferred Stock”), for a purchase price of $10.00.  Each fractional share of Preferred Stock would give the shareholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock.  Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

At the Company’s annual meeting of stockholders held on February 7, 2012, the stockholders of the Company approved a proposal to grant authority to the Company's Board of Directors to effect at any time prior to December 31, 2012 a reverse stock split of the Company's Common Stock at a ratio within the range from one-for-ten to one-for-forty, with the exact ratio to be set at a whole number within this range to be determined by the Board of Directors in its discretion. As of August 14, 2012, the Board of Directors has taken no action to affect a reverse split.

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

During the three months ended June 30, 2011, the Company issued to a former employee an option grant of 2,000,000 shares of its Common Stock with an exercise price of $.21, a five year vesting schedule (vesting in equal increments in years three, four and five) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $15,000 during the three and six months ended June 30, 2011.  During the six months ended June 30, 2012, this option grant was terminated, as provided for in the option agreement, as a result of the termination of employment of the option holder.

Note 8.  Income Taxes

During the six months ended June 30, 2012, the Company’s combined federal and state effective tax rate was approximately 29%. Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s effective tax rate would be higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of June 30, 2012, the Company had federal income tax loss carryforwards of approximately $6,100,000, which begins expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s net operating loss carryforwards were utilized to offset taxable income generated during the three and six months ended June 30, 2012.  A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 9.  Related Parties

As of June 30, 2012, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, respectively. NCM is the General Partner of Newcastle, which, as of July 31, 2012, owns 48,614,513 shares of Common Stock. At the annual meeting of stockholders of the Company held on January 20, 2011, the stockholders of the Company elected Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) to serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $15,000 for each of the three and six months ended June 30, 2012 and June 30, 2011, respectively. The Company owed NCM $0 as of June 30, 2012 and 2011, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. For each of the three and six months ended June 30, 2012 and June 30, 2011, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000 and $54,000, respectively.

On July 31, 2012, the Company effected a repurchase of 8,000,000 shares of its Common Stock involving an affiliate (See Note 10).

Note 10.  Treasury Stock

On July 31, 2012, the Company  repurchased  8,000,000 shares of its Common Stock at a price of $0.126 per share. The transaction was effected through a broker dealer making a market in the Company’s shares on behalf of an affiliate of the Company.

Also during August, 2012, The Board of Directors authorized a new stock repurchase program whereby the Company may repurchase up to an additional 10,000,000 shares of its outstanding Common Stock.

The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate.  The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Credit Agreement.

Note 11. Subsequent Events

On August 1, 2012 the Company drew an additional $1,000,000 under the Credit Agreement Amendment to fund the repurchase of 8,000,000 shares of its common stock at a price of $0.126 per share. The transaction was effected through a broker dealer making a market in the Company's shares on behalf of an affiliate of the Company. Also during August the Board of Directors authorized a new stock repurchase program whereby the Company may repurchase up to an additional 10,000,000 shares of its outstanding Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited condensed consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2012 and June 30, 2011.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

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

The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by Internet, print and TV advertising campaigns for consumer goods and retail clients.   Beginning in November 2011, revenues from the core modeling business have been down slightly on a year over year basis.  To drive new revenue growth, the Company continues to focus on recruiting top agents when available and scouting and developing new talent.  Based on current trends in the business, combined with the termination of Patterson, the former President of Wilhelmina International in February 2012 and the resulting transition required, the Company expects revenues from the core modeling business to remain flat to down slightly for the foreseeable future.

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

Due to the increasing ubiquity of the Internet as a standard business tool, the Company has increasingly sought to harness the opportunities of the Internet and other digital media to improve its communications with clients and to facilitate the effective exchange of fashion model and talent information.  The Company continues to make significant investments in technology in pursuit of gains in efficiency and better communications with customers.  At the same time, the Internet presents challenges for the Company, including (i) the decline in traditional print advertising which is potentially being caused by the Internet and (ii) pricing pressures with respect to online/Internet photo shoots and client engagements.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

·	expanding the women’s high end fashion board;

·	continuing to invest in the Wilhelmina Artist Management LLC (“WAM”) business;

·	strategic acquisitions;

·	licensing the “Wilhelmina” name to leading, local model management agencies;

·	exploring the use of the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products;

·	partnering on television shows and promoting model search contests.

Wilhelmina Acquisition

On February 13, 2009, the Company closed the Wilhelmina Acquisition and acquired Wilhelmina International, Wilhelmina Miami, WAM, Wilhelmina Licensing LLC and Wilhelmina Film & TV Productions LLC (together, the “Wilhelmina Companies”). As of the closing of the Wilhelmina Acquisition, the business of Wilhelmina represents the Company’s primary operating business.  Prior to closing of the Wilhelmina Acquisition, the Company’s interest in ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”),  acquired on October 5, 2005, represented the Company’s sole operating business.

Ascendant

On October 5, 2005, the Company acquired an interest in the revenues generated by Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $80,800,000 and $72,600,000 as of June 30, 2012 and June 30, 2011, respectively.

During 2009, the Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal and therefore the revenue interest is carried at $0 in the accompanying balance sheets.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Runway, Curve, Lifestyle, Kids, etc.) of the business, revenues by geographic locations and revenues from significant clients.  Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and a separate service charge, paid by clients in addition to the booking fees, which is calculated as a percentage of the models’ booking fees and is recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition, below.  Gross billings are an important business metric that ultimately drives revenues, profits and cash flows. Not all gross billings recorded by the Company are collected and therefore remitted to the talent. Some contracts are structured whereby payments are paid directly to the Company, and therefore, the Company remits the appropriate amount to the talent. Other contracts are structured whereby amounts are paid by the customer directly to the talent and Wilhelmina for their respective proceeds of the contract.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services and to enable new business development activities.

Gross Billings

Gross billings for the three months ended June 30, 2012 increased approximately $663,000, or 4.3%, to approximately $15,965,000, compared to approximately $15,302,000 for the three months ended June 30, 2011.  Generally, trends in gross billings follow the Company’s clients spending on advertising and the ability of the Company to have the desired talent available to its clients. During the three months ended June 30, 2012, the Company experienced a slight decrease in gross billings across the core modeling business of approximately 1% and an increase in gross billings in the WAM business of approximately 70% compared to gross billings generated by the respective divisions during the three months ended June 30, 2011.  Gross billings of the WAM division represented approximately 12% of total gross billings for the three months ended June 30, 2012, compared to approximately 7% for the three months ended June 30, 2011.  During the three months ended June 30, 2012, gross billings of the various boards of the core modeling business experienced positive growth ranging from 9% to 68%, and certain boards experienced negative growth ranging from -16% to -38%, compared to the three months ended June 30, 2011.

Gross billings for the six months ended June 30, 2012 increased approximately $2,232,000, or 7.5%, to approximately $31,773,000, compared to approximately $29,541,000 for the six months ended June 30, 2011. During the six months ended June 30, 2012, the Company experienced a slight decrease in gross billings across the core modeling business of approximately 1% and an increase in gross billings in the WAM business of approximately 122% compared to gross billings generated by the respective divisions during the six months ended June 30, 2011.  Gross billings of the WAM division represented approximately 15% of total gross billings for the six months ended June 30, 2012, compared to approximately 7% for the six months ended June 30, 2011.  During the six months ended June 30, 2012, gross billings of the various boards of the core modeling business experienced positive growth ranging from 6% to 70% and certain boards experienced negative growth ranging from -4% to -27%, compared to the six months ended June 30, 2011.

Revenues

During the three months ended June 30, 2012, revenues increased approximately $527,000, or 3.6%, to approximately $14,867,000, compared to approximately $14,340,000 during the three months ended June 30, 2011. During the six months ended June 30, 2012, revenues increased approximately $179,000, or 0.6%, to approximately $27,959,000, compared to approximately $27,780,000 during the six months ended June 30, 2011.

During the three and six months ended June 30, 2012, the Company experienced an increase in revenues as a result of recognizing revenues which were previously deferred of approximately $716,000, of which approximately $128,000 were scheduled to be recognized, in the absence of agreement (See Note 5 to the unaudited Consolidated Financial Statements).  The Company recognized the revenues as the result of an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company. Without the recognition of the previously deferred revenues, revenues were down slightly due to the 1% decrease in gross billings in the core modeling business.

In addition gross billings increased at a rate greater than the rate of increase in revenues during the six months ended June 30, 2012, as a result of a larger percentage of total revenues being derived from relationships which required the reporting of revenues net (as an agent) versus gross (as a principal).

License Fees and Other Income

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three and six months ended June 30, 2012 and June 30, 2011, management fee income from the unconsolidated affiliate amounted to approximately $27,000 and $54,000, respectively.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Company.  During the three and six months ended June 30, 2012 license fees totaled approximately $58,000 and $124,000, respectively, compared to $32,000 and $64,000 for the three and six months ended June 30, 2011, respectively.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents. During the three and six months ended June 30, 2012 revenues from these licensing agreements totaled approximately $208,000 and $448,000, respectively, compared to $156,000 and $425,000 for the three and six months ended June 30, 2011, respectively.

Other income includes fees derived from participants in the Company’s model search contests and sponsors of such contests, television syndication royalties and production series contracts.

Model Costs

Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.  Therefore, the Company records the gross amount billed to the client as revenue when the revenues are earned and collectability is reasonably assured, and the related costs incurred to the model as model cost.

Model costs also include advances to models for the cost of initial portfolios and other out-of-pocket costs, which are reimbursable only from collections from the Company’s customers as a result of future work, and are expensed to model costs as incurred.  Any repayments of such costs are credited to model costs in the period received. The Company also classifies commissions (in the industry known as “mother agency fees”) paid to other agencies as model costs.

During the three months ended June 30, 2012, model costs increased approximately $273,000, or 2.7%, to approximately $10,230,000, compared to approximately $9,957,000 during the three months ended June 30, 2011. Model costs increased slightly compared to the prior year quarter as a result of a decrease in the recovery of certain fixed model costs and an increase in mother agency fees.

During the six months ended June 30, 2012, model costs increased approximately $34,000, or 0.2%, to approximately $19,388,000, compared to approximately $19,354,000 during the six months ended June 30, 2011.  During the six months ended June 30, 2012, model costs as a percentage of revenues were approximately 69.4% compared to 69.7% during the three months ended June 30, 2011. Margins were relatively unchanged from the prior year period.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.

 During the three months ended June 30, 2012, operating expenses increased approximately $467,000, or 12.1%, to approximately $4,320,000, compared to approximately $3,853,000 during the three months ended June 30, 2011.  The increase in operating expenses is generally attributable to increases in salaries and service costs, office and general expenses and corporate overhead.

During the six months ended June 30, 2012, operating expenses increased approximately $767,000 or 10.2%, to approximately $8,307,000 compared to approximately $7,540,000 during the six months ended June 30, 2011. The increase in operating expenses is attributable to increases in salaries and service costs, office and general expenses and corporate overhead, somewhat offset by decreases in amortization and depreciation.

 All operating costs are discussed below.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.

During the three months ended June 30, 2012, salaries and service costs increased approximately $217,000, or 9.0%, to approximately $2,616,000, compared to approximately $2,399,000 during the three months ended June 30, 2011. The Company experienced increased salary costs in connection with the compensation costs associated with employment contracts for certain former employees.

During the six months ended June 30, 2012, salaries and service costs increased approximately $443,000, or 9.7%, to approximately $5,008,000, compared to approximately $4,565,000 during the six months ended June 30, 2011. As previously mentioned, the Company experienced increased salary costs in connection with the compensation costs associated with employment contracts for certain former employees, somewhat offset by a decrease in travel costs. The Company has also experienced a slight increase in overall salary costs, including certain payroll related costs such as healthcare.

 During the six months ended June 30, 2012, salaries and service costs as a percentage of revenues were approximately 17.1%, compared to approximately 16.4% during the six months ended June 30, 2011.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.  During the three months ended June 30, 2012, office and general expenses increased approximately $124,000, or 16.4%, to approximately $880,000, compared to approximately $756,000 during the three months ended June 30, 2011.  Office and general expenses increased due to costs associated with professional fees, technology and contract employees.

During the six months ended June 30, 2012, office and general expenses increased approximately $113,000, or 7.3%, to approximately $1,671,000, compared to approximately $1,558,000 during the six months ended June 30, 2011.  Office and general expenses increased due to costs associated with professional fees, technology and contract employees. During the six months ended June 30, 2012, office and general expenses as a percentage of revenues were approximately 5.8%, compared to approximately 5.6% during the six months ended June 30, 2011. The Company continually works to leverage its resources and reduce costs when available.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and six months ended June 30, 2012, depreciation and amortization expense totaled $389,000 and $785,000 (of which $357,000 and $725,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), respectively, compared to $390,000 and $837,000 (of which $374,000 and $792,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition) during the three and six months ended June 30, 2011, respectively.  Fixed asset purchases totaled approximately $90,000 and $202,000 during the six months ended June 30, 2012 and June 30, 2011, respectively.  Fixed assets purchases during the six months ended June30, 2012 mostly relate to technology infrastructure and equipment. The majority of the fixed asset purchases incurred during the six months ended June 30, 2011 relate to leasehold improvements, furniture and equipment for the Company’s new office space in Los Angeles. In connection with this new office space the Company entered into a 5 year lease effective July 1, 2011.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel.  During the three and six months ended June 30, 2012, corporate overhead approximated $435,000 and $843,000 compared to $308,000 and $580,000 for the three and six months ended June 30, 2011, respectively. The increase in corporate overhead for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is primarily attributable to increased director’s fees, stock exchange fees, professional fees and legal fees in connection with the filing of a resale registration statement on Form S-1.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.  No asset impairment charges were incurred during the three and six months ended June 30, 2012 and 2011.

Interest Expense

Interest expense totaled approximately $8,000 and $15,000, respectively, for the three and six months ended June 30, 2012 compared to $5,000 and $19,000 for the three and six months ended June 30, 2011, respectively.  The increase in interest expense for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, is the result of an increase in average borrowings, somewhat offset by lower borrowing costs.

The decrease in interest expense for the six months ended June 30, 2012, compared to the six months ended June 30, 2011is due to a decrease in average borrowings and a decrease in the interest rates for outstanding debts. See Liquidity and Capital Resources below for further discussion.

Liquidity and Capital Resources

The Company’s cash balance decreased to $1,959,000 at June 30, 2012, from $3,128,000 at December 31, 2011.  The decrease is primarily attributable to payments in the amount of approximately $1,736,000 paid towards the Miami Earnout obligations.

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts.  Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

Amegy Credit Agreement

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

On January 12, 2012, the Company executed and closed the Credit Agreement Amendment to its revolving Credit Agreement with Amegy.

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
As of June 30, 2012, the Company had outstanding borrowings of $500,000 under the Credit Agreement.

On August 1, 2012 the Company drew an additional $1,000,000 under the Credit Agreement to fund the repurchase of 8,000,000 shares of its Common Stock at a price of $0.126 per share. The transaction was effected through a broker dealer making a market in the Company's shares on behalf of an affiliate of the Company.

Prior to the expiration of the Credit Agreement, the Company’s intentions are to renew the Credit Agreement or secure other financing sources.

Earn Out

The Miami Earnout, payable in connection with Wilhelmina Acquisition had a final value of $2,244,000. As of June 30, 2012, the Company has paid approximately $1,736,000 of the Miami Earnout liability, with the remaining amount of $509,000, net of indemnity claims for which the Control Sellers retain responsibility, are expected to be paid upon receipt of certain documentation from the former Wilhelmina Miami shareholders.

Employee Termination

On February 24, 2012, the employment of Patterson as President of Wilhelmina International, Ltd. was terminated for cause. Over the course of several weeks following the departure of Patterson, five agents resigned from the Company to pursue other interests. The Company has hired several agents and an executive vice president to replace all of these positions.  During the three and six months ended June 30, 2012, the Company paid compensation costs of approximately $95,000 and $345,000 respectively, in conjunction with certain non-compete and contractual arrangements of former employees.

Beginning in November 2011, revenues from the core modeling business have been down slightly on a year over year basis.  To drive new revenue growth, the Company continues to  recruit top agents when available and scout and developing new talent.  Based on current trends in the business, combined with the termination of Patterson, the former President of Wilhelmina International, in February 2012 and the resulting transition required, the Company expects revenues from the core modeling business to remain flat to down slightly for the foreseeable future.

Patterson has made certain claims in connection with his termination of employment.  The Company believes these claims are without merit and intends to vigorously defend itself.

Subsequent to December 31, 2011, an option grant for 2,000,000 shares previously awarded to Patterson terminated, as provided for in the option agreement, as a result of the termination of employment of Patterson.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of June 30, 2012, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

Item 4.       Mine Safety Disclosures

Not applicable

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2012	By:
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
________________
* Filed herewith