Form 10-Q/A
period 2012-06-30
Wilhelmina International, Inc.
filed 2012-08-16
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

On August 14, 2012, Wilhelmina International, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. The Company hereby amends and restates in its entirety its Quarterly Report on Form 10-Q to include conformed signatures on (i) the signature page to the Form 10-Q and (ii) the certifications of the Company's Chief Executive Officer and Chief Financial Officer, as applicable, filed as Exhibits 31.1, 31.2, 32.1 and 32.2. These conformed signatures were inadvertently omitted from the original filing of the Company’s Form 10-Q. Other than including the conformed signatures as noted above, this amendment does not modify or update in any way the disclosures in the Company’s original on Form 10-Q.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 16, 2012	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
________________
* Filed herewith