Form 10-Q
period 2012-09-30
Wilhelmina International, Inc.
filed 2012-11-20
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, the registrant had 121,440,752 shares of common stock outstanding.

EXPLANATORY NOTE

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Wilhelmina International, Inc. (the "Company") is relying on Release No. 68224 issued by the Securities and Exchange Commission (the "SEC"), titled "Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, " which provides that filings by registrants unable to meet filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied.  The Company's main office and accounting department are located in New York and accordingly the Company was unable to file this Report by November 14, 2012 due to disruptions caused by Hurricane Sandy.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$3,094	$3,128
Accounts receivable, net of allowance for doubtful accounts of $760 and $760	9,232	11,460
Indemnification receivable	428	428
Prepaid expenses and other current assets	220	251
Total current assets	12,974	15,267

Property and equipment, net of accumulated depreciation of $316 and $226	580	579

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $6,101 and $5,019	2,235	3,318
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	457	310

Total assets	$37,498	$40,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,875	$3,528
Due to models	7,131	9,564
Deferred revenue	-	295
Foreign withholding claim subject to indemnification	428	428
Amegy credit facility	-	500
Earn out liability	509	2,244
Total current liabilities	11,943	16,559

Long term liabilities
Amegy credit facility	1,500	-
Deferred revenue, net of current portion	-	245
Deferred income tax liability	1,800	1,800
Total long-term liabilities	3,300	2,045

Commitments and contingencies	-	-
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized;121,440,752 and 129,440,752 shares issued and outstanding at September 30, 2012 and December 31, 2011	1,294	1,294
Treasury stock (8,000,000 and 0 shares in 2012 and 2011), at cost	(1,008)	-
Additional paid-in capital	85,147	85,133
Accumulated deficit	(63,178)	(64,305)
Total shareholders’ equity	22,255	22,122

Total liabilities and shareholders’ equity	$37,498	$40,726

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Revenues	$12,964	$13,258	$40,923	$41,038
License fees and other income	633	211	1,478	938
Total revenues	13,597	13,469	42,401	41,976

Model costs	9,226	9,278	28,614	28,632

Revenues net of model costs	4,371	4,191	13,787	13,344

Operating expenses
Salaries and service costs	2,456	2,502	7,464	7,067
Office and general expenses	867	623	2,538	2,181
Amortization and depreciation	387	401	1,172	1,238
Corporate overhead	301	327	1,144	907
Total operating expenses	4,011	3,853	12,318	11,393
Operating income	360	338	1,469	1,951

Other income (expense):
Miami earn-out fair value adjustment	-	(75)	-	(75)
Equity in earnings of 50% owned subsidiary	28	43	55	33
Interest income	2	2	6	4
Interest expense	(11)	(2)	(26)	(21)
	19	(32)	35	(59

Income before provision for income taxes	379	306	1,504	1,892

Provision for income taxes
Current	(47)	(243)	(377)	(471)
Deferred	-	-	-	-
	(47)	(243)	(377)	(471)

Net income applicable to common stockholders	$332	$63	$1,127	$1,421

Basic and diluted net income per common share	$0.00	$0.00	$0.01	$0.01

Weighted average common shares outstanding	124,108	129,441	127,663	129,441

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$1,127	$1,421
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,172	1,238
Miami earn-out fair value adjustment	-	75
Correction of prior period error-foreign withholding liability	-	84
Share based payment expense	14	38
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,228	(1,948)
(Increase) in prepaid expenses and other assets	(116)	(23)
(Decrease) increase in due to models	(2,433)	1,616
Increase in accounts payable and accrued liabilities	347	350
(Decrease) in deferred revenues	(540)	(467)
(Decrease) in Miami earn-out liability	(1,735)	-
Net cash provided by operating activities	64	2,384

Cash flows from investing activities:
Purchase of property and equipment	(90)	(279)
Net cash used in investing activities	(90)	(279)

Cash flows from financing activities
Common stock repurchased	(1,008)	-
Proceeds from Amegy Bank credit facility	1,000	500
Repayment of Esch promissory note	-	(600)
Net cash used in financing activities	(8)	(100)

Net (decrease) increase in cash and cash equivalents	(34)	2,005
Cash and cash equivalents, beginning of period	3,128	1,732
Cash and cash equivalents, end of period	$3,094	$3,737

Supplemental disclosures of cash flow information
Cash paid for interest	$26	$21
Cash paid for income taxes	$623	$428

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

Generally, amounts outstanding under the Credit Agreement shall bear interest at the greater of (a) 4.5% per annum or (b) the prime rate (which means, for any day, the rate of interest quoted in The Wall Street Journal as the “Prime Rate”) plus 1.25% per annum.

On January 12, 2012, the Company executed and closed an amendment (the “Credit Agreement Amendment”) to its revolving Credit Agreement with Amegy.

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

On August 1, 2012, the Company drew an additional $1,000,000 under the Credit Agreement Amendment to fund the repurchase of 8,000,000 shares of its common stock, par value $0.01 per share (“Common Stock”), at a price of $0.126 per share. The transaction was effected through a broker dealer making a market in the Company’s shares on behalf of an affiliate of the Company.

On October 24, 2012, the Company executed and closed the second amendment (the “Second Credit Agreement Amendment”) to its revolving Credit Agreement with Amegy, which amended and replaced the terms amended by the Credit Agreement Amendment. Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility was increased to $5,000,000 (from $1,500,000), (2) the borrowing base was modified to 75% (from 65%) of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company’s minimum net worth covenant was increased to $22,000,000 (from $21,250,000). In addition, the maturity date of the facility was extended to October 15, 2015 (from December 31, 2012). The Company’s obligation to repay advances under the amended facility is evidenced by a second amended and restated promissory note (the “Second Amended and Restated Promissory Note”).  Under the terms of the Second Amended and Restated Promissory Note, the interest rate on borrowings was reduced to the prime rate plus 1% (from prime plus 2%) and a minimum interest rate (formerly 5%) was eliminated.

As of November 14, 2012, the Company had outstanding borrowings of $1,250,000 under the Credit Agreement.

Note 4.  Restricted Cash

At September 30, 2012 and December 31, 2011, the Company had approximately $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 5.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company is also a party to product licensing agreements with a talent it previously represented.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $543,000 and $978,000 for the three and nine months ended September 30, 2012, respectively, and approximately $137,000 and $562,000 for the three and nine months ended September 30, 2011, respectively.

During April 2012, the Company reached an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company.  In connection with such modifications (which did not change amounts to which the Company is entitled in respect of such agreements), the Company and the former talent also executed mutual obligation releases relating to the parties’ former representation arrangements. In connection with the foregoing contracts, the Company was carrying deferred revenues of approximately $716,000, (of which approximately $385,000 were scheduled to be recognized during the nine months ended September 30, 2012 in the absence of agreement), all of which were recognized during April 2012.

Note 6.  Commitments and Contingencies

On May 2, 2012, Sean Patterson (“Patterson”), the former President of the Company’s subsidiary, Wilhelmina International, Ltd. (“Wilhelmina International”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, alleging, among other things, breach of Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him.  The Company believes these claims are without merit and intends to vigorously defend itself.

In October 2012, two subsidiaries of the Company received a Summons with Notice in connection with a purported class action lawsuit.  According to the Notice accompanying the Summons, the purported claims arise out of, among other things, the handling and reporting of funds on behalf of models and the use of model images. Two of the Company's subsidiaries, along with a number of other model management companies, advertising firms and others, are named as defendants. Neither the Company nor its subsidiaries have yet been served with a Complaint in the matter.  Accordingly they have not yet been able to fully evaluate the alleged claims.

In addition to the legal proceedings otherwise disclosed herein, the Company is engaged in various legal proceedings that are routine in nature and not material to the consolidated financial statements taken as whole.

As of September 30, 2012, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of September 30, 2012, total compensation payable under the remaining contractual term of these agreements was approximately $3,193,000.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore subject to certain exceptions, as of September 30, 2012, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $2,450,000. During the three and nine months ended September 30, 2012, the Company paid compensation costs of approximately $168,000 and $515,000, respectively, in conjunction with certain non-compete and contractual arrangements of former employees.

During 2010, the Company received IRS notices totaling approximately $726,000 related to foreign withholding claims for tax years 2006 and 2008.  As part of settlement negotiations with the IRS, the Company determined that approximately $197,000 of the foreign withholding claim for 2008 related to tax liabilities which the Company assumed upon its acquisition of Wilhelmina International and its affiliates in February 2009 (the “Wilhelmina Acquisition”). To satisfy this liability, the Company paid the IRS, including penalties and interest of $26,000, a total of $223,000 during the year ended December 31, 2011. Since this amount was previously accrued as a liability at the Wilhelmina Acquisition date, no adjustment was required.

Also during the year ended December 31, 2011, the Company filed a net operating loss carryback claim for the 2008 tax year which resulted in a refund of approximately $163,000. The IRS has not released these funds, which are pending resolution of the foreign withholding claims for 2006 and 2008.

As of September 30, 2012, the Company’s estimate of the foreign withholding claims for tax years 2006 and 2008 is approximately $428,000, which includes approximately $88,000 of additional interest and penalties incurred since June 2010 when the IRS notices were received.

The Company is indemnified by the selling parties in the Wilhelmina Acquisition consisting of Dieter Esch (“Esch”), Lorex Investments AG (“Lorex”), Brad Krassner (“Krassner”) and Krassner Family Investments Limited Partnership (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”) for losses incurred as a result of such deficiency notice, and the Control Sellers have confirmed such responsibility to the Company.  Such indemnification is required to be satisfied in cash and/or, at the election of the Company, by offset to future earn-out payments. As of September 30, 2012, the Company has paid approximately $1,735,000 of the Company’s earn-out obligations relating to operating results of Wilhelmina Miami, Inc., a subsidiary of the Company (“Wilhelmina Miami”), in connection with the Wilhelmina Acquisition (the “Miami Earnout”), with remaining amounts, net of indemnity claims for which the Control Sellers retain responsibility.

Effective October 1, 2012, the Company renewed a lease agreement for office space located in Miami, Florida. The lease provides for average monthly rental payments of approximately $12,500 for a period of 2 years.

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

The Company’s Board of Directors adopted the Rights Plan to protect shareholder value by protecting the Company’s ability to realize the benefits of its net operating loss carryforwards (“NOLs”). In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval of the Company’s Board of Directors.  Shareholders that own 5% or more of the outstanding Common Stock as of the close of business on the Record Date (as defined in the Rights Agreement) may acquire up to an additional 1% of the outstanding Common Stock without penalty so long as they maintain their ownership above the 5% level (such increase subject to downward adjustment by the Company’s Board of Directors if it determines that such increase will endanger the availability of the Company’s NOLs).  In addition, the Company’s Board of Directors has exempted Newcastle Partners, L.P. (“Newcastle”), the Company’s largest shareholder, and may exempt any person or group that owns 5% or more if the Board of Directors determines that the person’s or group’s ownership will not endanger the availability of the Company’s NOLs.  A person or group that acquires a percentage of Common Stock in excess of the applicable threshold is called an “Acquiring Person”.  Any Rights held by an Acquiring Person are void and may not be exercised.  The Company’s Board of Directors authorized the issuance of one Right per each share of Common Stock outstanding on the Record Date.  If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 (the “Preferred Stock”), for a purchase price of $10.00.  Each fractional share of Preferred Stock would give the shareholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock.  Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

At the Company’s annual meeting of stockholders held on February 7, 2012, the stockholders of the Company approved a proposal to grant authority to the Company’s Board of Directors to effect at any time prior to December 31, 2012 a reverse stock split of the Company’s Common Stock at a ratio within the range from one-for-ten to one-for-forty, with the exact ratio to be set at a whole number within this range to be determined by the Board of Directors in its discretion. As of November 14, 2012, the Board of Directors has taken no action to effect a reverse stock split.

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

During the nine months ended September 30, 2011, the Company issued to a former employee an option grant of 2,000,000 shares of its Common Stock with an exercise price of $.21, a five year vesting schedule (vesting in equal increments in years three, four and five) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $23,000 and $38,000 during the three and nine months ended September 30, 2011, respectively.  During the nine months ended September 30, 2012, this option grant was terminated, as provided for in the option agreement, as a result of the termination of employment of the option holder.

During the three months ended September 30, 2012, the Company issued to the new Chief Executive Officer, Alex Vaickus, an option grant of 2,000,000 shares of its Common Stock with an exercise price of $0.117, a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $14,000 during the three and nine months ended September 30, 2012. The option grant was issued under the 2011 Incentive Plan. As the Company's Chief Executive Officer Mr. Vaickus will replace Mark Schwarz, who will remain as Chairman of the Board of Directors of the Company and will add the title of Executive Chairman. Mr. Vaickus, age 53, served as President of Playboy Enterprises Inc. ("PEI") from 2009 to 2011. Mr. Vaickus served as President of PEI's Global Licensing Group from 2000 to 2011.

Note 8.  Income Taxes

During the nine months ended September 30, 2012, the Company’s combined federal and state effective tax rate was approximately 34%. Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s effective tax rate would be higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of September 30, 2012, the Company had federal income tax loss carryforwards of approximately $5,700,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s net operating loss carryforwards were utilized to offset taxable income generated during the three and nine months ended September 30, 2012 and September 30, 2011. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 9.  Related Parties

As of September 30, 2012, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Executive Chairman, Chief Financial Officer, General Counsel and Secretary, respectively. NCM is the General Partner of Newcastle, which owns 48,614,513 shares of Common Stock. At the annual meeting of stockholders of the Company held on January 20, 2011, the stockholders of the Company elected Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) to serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $23,000 for each of the three and nine months ended September 30, 2012 and September 30, 2011, respectively. The Company owed NCM $0 as of September 30, 2012 and 2011, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. For each of the three and nine months ended September 30, 2012 and September 30, 2011, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000 and $81,000, respectively.

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

During August 2012, the Board of Directors authorized a stock repurchase program, whereby the Company may repurchase up to 10,000,000 shares of its outstanding Common Stock. The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Credit Agreement.

Note 11. Subsequent Events

On October 24, 2012, the Company entered into the Second Credit Agreement Amendment. Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility was increased to $5,000,000 (from $1,500,000), (2) the borrowing base was modified to 75% (from 65%) of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company’s minimum net worth covenant was increased to $22,000,000 (from $21,250,000). In addition, the maturity date of the facility was extended to October 15, 2015 (from December 31, 2012). As of November 14, 2012, the Company had outstanding borrowings of $1,250,000 under the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2012 and September 30, 2011.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

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

Ascendant

On October 5, 2005, the Company acquired an interest in the revenues generated by Ascendant, a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels.  Ascendant had assets under management of approximately $78,400,000 and $73,400,000 as of September 30, 2012 and September 30, 2011, respectively.

During 2009, the Company determined that the present value of expected cash flows from the Ascendant revenue interest was nominal and therefore the revenue interest is carried at $0 in the accompanying balance sheets.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations that specializes by the type of model it represents (Women, Men, Runway, Curve, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients.  Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and a separate service charge, paid by clients in addition to the booking fees, which is calculated as a percentage of the models’ booking fees and is recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition, below.  Gross billings are an important business metric that ultimately drives revenues, profits and cash flows. Not all gross billings recorded by the Company are collected and therefore remitted to the talent. Some contracts are structured whereby payments are paid directly to the Company, and therefore, the Company remits the appropriate amount to the talent. Other contracts are structured whereby amounts are paid by the customer directly to the talent and Wilhelmina for their respective proceeds of the contract.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel costs required to deliver the Company’s services and to enable new business development activities.

Gross Billings

Gross billings for the three months ended September 30, 2012 increased approximately $1,890,000, or 13.2%, to approximately $16,195,000, compared to approximately $14,305,000 for the three months ended September 30, 2011.  Generally, trends in gross billings follow the Company’s clients’ spending on advertising and the ability of the Company to have the desired talent available to its clients. During the three months ended September 30, 2012, the Company experienced a slight decrease in gross billings across the core modeling business of approximately 2% and an increase in gross billings in the WAM business of approximately 173% compared to gross billings generated by the respective divisions during the three months ended September 30, 2011.  Gross billings of the WAM division represented approximately 21% of total gross billings for the three months ended September 30, 2012, compared to approximately 9% for the three months ended September 30, 2011.  During the three months ended September 30, 2012, gross billings of the various boards of the core modeling business experienced positive growth ranging from 5% to 58%, and certain boards experienced negative growth ranging from -1% to -42%, compared to the three months ended September 30, 2011.

Gross billings for the nine months ended September 30, 2012 increased approximately $4,122,000, or 9.4%, to approximately $47,968,000, compared to approximately $43,846,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the Company experienced a slight decrease in gross billings across the core modeling business of approximately 2% and an increase in gross billings in the WAM business of approximately 142% compared to gross billings generated by the respective divisions during the nine months ended September 30, 2011.  Gross billings of the WAM division represented approximately 17% of total gross billings for the nine months ended September 30, 2012, compared to approximately 8% for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, gross billings of the various boards of the core modeling business experienced positive growth ranging from 1% to 61% and certain boards experienced negative growth ranging from -7% to -31%, compared to the nine months ended September 30, 2011.

Revenues

During the three months ended September 30, 2012, revenues decreased approximately $294,000, or 2.2%, to approximately $12,964,000, compared to approximately $13,258,000 during the three months ended September 30, 2011. During the nine months ended September 30, 2012, revenues decreased approximately $115,000, or 0.3%, to approximately $40,923,000, compared to approximately $41,038,000 during the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2012, the Company experienced a decrease in revenues as a result of a decline in core gross billings, somewhat offset by recognizing revenues which were previously deferred of approximately $716,000, of which approximately $385,000 were scheduled to be recognized during the nine months ended September 30, 2012. The Company recognized the previously deferred revenues as the result of an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company. Without the recognition of the previously deferred revenues, revenues were down slightly due to the 2% decrease in gross billings in the core modeling business.

In addition, gross billings increased at a rate greater than the rate of increase in revenues during the nine months ended September 30, 2012, as a result of a larger percentage of total revenues being derived from relationships which required the reporting of revenues net (as an agent) versus gross (as a principal).

License Fees and Other Income

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For the three and nine months ended September 30, 2012, management fee income from the unconsolidated affiliate amounted to approximately $27,000 and $81,000, respectively.

License fees consist primarily of franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided to them by the Company.  During the three and nine months ended September 30, 2012, license fees totaled approximately $65,000 and $189,000, respectively, compared to $62,000 and $126,000 for the three and nine months ended September 30, 2011, respectively.

The Company has entered into product licensing agreements with clients.  Under these agreements, the Company earns commissions and service charges and participates in sharing of royalties with talent it represents. During the three and nine months ended September 30, 2012, revenues from these licensing agreements totaled approximately $543,000 and $978,000, respectively, compared to $137,000 and $562,000 for the three and nine months ended September 30, 2011, respectively.

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

During the three months ended September 30, 2012, model costs decreased approximately $52,000, or 0.6%, to approximately $9,226,000, compared to approximately $9,278,000 during the three months ended September 30, 2011. Model costs as a percentage of revenues increased slightly compared to the prior year quarter as a result of a decrease in the recovery of certain fixed model costs and an increase in mother agency fees.

During the nine months ended September 30, 2012, model costs decreased approximately $18,000, or 0.1%, to approximately $28,614,000, compared to approximately $28,632,000 during the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, model costs as a percentage of revenues were approximately 69.9% compared to 69.8% during the three months ended September 30, 2011. Margins were relatively unchanged from the prior year period.

Operating Expenses

Operating expenses consist of costs that support the operations of the Company, including payroll, rent, overhead, insurance, travel, professional fees, amortization and depreciation, asset impairment charges and corporate overhead.

 During the three months ended September 30, 2012, operating expenses increased approximately $158,000, or 4.1%, to approximately $4,011,000, compared to approximately $3,853,000 during the three months ended September 30, 2011.  The increase in operating expenses is attributable to increases in office and general expenses.

During the nine months ended September 30, 2012, operating expenses increased approximately $925,000, or 8.1%, to approximately $12,318,000 compared to approximately $11,393,000 during the nine months ended September 30, 2011. The increase in operating expenses is attributable to increases in salaries and service costs, office and general expenses and corporate overhead, somewhat offset by decreases in amortization and depreciation.

 All operating costs are discussed below.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel costs required to deliver the Company’s services to the customers and models.

During the three months ended September 30, 2012, salaries and service costs decreased approximately $46,000, or 0.2%, to approximately $2,456,000, compared to approximately $2,502,000 during the three months ended September 30, 2011. The Company experienced a decrease in travel costs mostly offset by an increase in compensation costs in connection with employment contracts for certain former employees. During the three and nine months ended September 30, 2012, the Company paid compensation costs of approximately $168,000 and $515,000, respectively, in conjunction with certain non-compete and contractual arrangements of former employees.

During the nine months ended September 30, 2012, salaries and service costs increased approximately $397,000, or 5.6%, to approximately $7,464,000, compared to approximately $7,067,000 during the nine months ended September 30, 2011. As previously mentioned, the Company experienced increased salary costs in connection with the compensation costs associated with employment contracts for certain former employees, somewhat offset by a decrease in travel costs. The Company has also experienced a slight increase in overall salary costs, including certain payroll related costs such as healthcare.

 During the nine months ended September 30, 2012, salaries and service costs as a percentage of revenues were approximately 17.6% (16.4% after deducting compensation costs in connection with employment contracts for certain former employees), compared to approximately 16.8% during the nine months ended September 30, 2011.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.  During the three months ended September 30, 2012, office and general expenses increased approximately $244,000, or 39.2%, to approximately $867,000, compared to approximately $623,000 during the three months ended September 30, 2011.  Office and general expenses increased due to costs associated with technology, promotion, and leases associated with equipment and property. The Company continues to invest in technology and equipment to improve delivery of model management services to its talent.

During the nine months ended September 30, 2012, office and general expenses increased approximately $357,000, or 16.3%, to approximately $2,538,000, compared to approximately $2,181,000 during the nine months ended September 30, 2011.  Office and general expenses increased due to costs associated with contract employees, technology and leases associated with equipment and property. During the nine months ended September 30, 2012, office and general expenses as a percentage of revenues were approximately 6.4%, compared to approximately 5.2% during the nine months ended September 30, 2011. The Company continually works to leverage its resources and reduce costs when available.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and nine months ended September 30, 2012, depreciation and amortization expense totaled $387,000 and $1,172,000 (of which $357,000 and $1,082,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), respectively, compared to $401,000 and $1,238,000 (of which $374,000 and $1,166,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition) during the three and nine months ended September 30, 2011, respectively. During the nine months ended September 30, 2012 and September 30, 2011, fixed asset purchases totaled approximately $90,000 and $279,000, respectively. Fixed assets purchases during the nine months ended September 30, 2012 mostly relate to technology infrastructure and equipment. The majority of the fixed asset purchases incurred during the nine months ended September 30, 2011 relate to leasehold improvements, furniture and equipment for the Company’s new office space in Los Angeles. In connection with this new office space the Company entered into a 5 year lease effective July 1, 2011.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal and professional fees, corporate office rent and travel.  During the three and nine months ended September 30, 2012, corporate overhead approximated $301,000 and $1,144,000 compared to $327,000 and $907,000 for the three and nine months ended September 30, 2011, respectively. The increase in corporate overhead for the nine months ended September 30, 2012 compared to nine months ended September 30, 2011 is primarily attributable to increased director’s fees, stock exchange fees and professional and legal fees in connection with the filing of a resale registration statement on Form S-1.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.  No asset impairment charges were incurred during the three and nine months ended September 30, 2012 and 2011.

Interest Expense

Interest expense totaled approximately $11,000 and $26,000, respectively, for the three and nine months ended September 30, 2012 compared to $2,000 and $21,000 for the three and nine months ended September 30, 2011, respectively.  The increase in interest expense for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, is the result of an increase in average borrowings, somewhat offset by lower borrowing costs.

Liquidity and Capital Resources

The Company’s cash balance decreased to $3,094,000 at September 30, 2012, from $3,128,000 at December 31, 2011.  For the nine months ended September 30, 2012 cash flow from operations were mostly offset by an amount of approximately $1,735,000 paid towards the Miami Earnout obligation. Also during the quarter ended September 30, 2012, the Company borrowed approximately $1,000,000 under the Credit Agreement, the proceeds of which were used to repurchase approximately 8,000,000 shares of its Common Stock, at a price of $0.126 per share, for a total of approximately $1,008,000.

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

On October 24, 2012, the Company executed and closed the Second Credit Agreement Amendment to its revolving Credit Agreement with Amegy, which, among other things, increased total availability under the revolving credit facility to $1,500,000.

Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility was increased to $5,000,000 (from $1,500,000), (2) the borrowing base was modified to 75% (from 65%) of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company’s minimum net worth covenant was increased to $22,000,000 (from $21,250,000). In addition, the maturity date of the facility was extended to October 15, 2015 (from December 31, 2012). As of November 14, 2012, the Company had outstanding borrowings of $1,250,000 under the Credit Agreement.

 Earn Out

The Miami Earnout, payable in connection with the Wilhelmina Acquisition, had a final value of $2,244,000. As of September 30, 2012, the Company has paid approximately $1,735,000 of the Miami Earnout liability, with the remaining amount of $509,000, net of indemnity claims for which the Control Sellers retain responsibility.

Employee Termination

On February 24, 2012, the employment of Patterson as President of Wilhelmina International, Ltd. was terminated for cause. Over the course of several weeks following the departure of Patterson, five agents resigned from the Company to pursue other interests. The Company has hired several agents and an executive vice president to replace all of these positions.  During the three and nine months ended September 30, 2012, the Company paid compensation costs of approximately $168,000 and $515,000, respectively, in connection with certain non-compete and contractual arrangements of former employees.

Patterson has made certain claims in connection with his termination of employment.  The Company believes these claims are without merit and intends to vigorously defend itself.

Subsequent to December 31, 2011, an option grant for 2,000,000 shares previously awarded to Patterson terminated, as provided for in the option agreement, as a result of the termination of employment of Patterson.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company had $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of September 30, 2012, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

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

In October 2012, two subsidiaries of the Company received a Summons with Notice in connection with a purported class action lawsuit.  According to the Notice accompanying the Summons, the purported claims arise out of, among other things, the handling and reporting of funds on behalf of models and the use of model images. Two of the Company's subsidiaries, along with a number of other model management companies, advertising firms and others, are named as defendants. Neither the Company nor its subsidiaries have yet been served with a Complaint in the matter.  Accordingly they have not yet been able to fully evaluate the alleged claims.

Item 1.A.   Risk Factors.

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Company’s Common Stock made by the Company during the third quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2012	8,000,000*	$0.126	––	––
August 1 – August 31, 2012	––	––	––	––
September 1 – September 30, 2012	––	––	––	––
Total	8,000,000*	$0.126	––	––
* On July 31, 2012, the Company repurchased 8,000,000 shares of its Common Stock at a price of $0.126 per share. The transaction was effected through a broker dealer making a market in the Company’s shares on behalf of an affiliate of the Company.

During August 2012, the Board of Directors authorized a stock repurchase program, whereby the Company may repurchase up to 10,000,000 shares of its outstanding Common Stock.  The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate.  The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Credit Agreement.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

10.1	Employment Agreement, dated as of August 29, 2012, by and between Wilhelmina International, Inc. and Alex Vaickus (incorporated by reference from Exhibit 10.1 to Form 8-K, dated September 25, 2012).
10.2
Stock Option Letter Agreement, dated as if September 25, 2012,by and  between Wilhelmina International, Inc. and Alex Vaickus (incorporated by reference from Exhibit 10.2 to Form 8-K, dated September 25, 2012).

10.3
Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, dated October 24, 2012).

10.4
Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, dated October 24, 2012).

10.5
Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, dated October 24, 2012).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 20, 2012	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of August 29, 2012, by and between Wilhelmina International, Inc. and Alex Vaickus (incorporated by reference from Exhibit 10.1 to Form 8-K, dated September 25, 2012).
10.2
Stock Option Letter Agreement, dated as of September 25, 2012, by and between Wilhelmina International, Inc. and Alex Vaickus (incorporated by reference from Exhibit 10.2 to Form 8-K, dated September 25, 2012).

10.3
Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, dated October 24, 2012).

10.4
Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, dated October 24, 2012).

10.5
Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, dated October 24, 2012).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
________________
* Filed herewith