Form 10-K
period 2012-12-31
Wilhelmina International, Inc.
filed 2013-04-01
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,670,892.

As of April 1, 2013, the registrant had 119,669,761shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its Annual Meeting of Shareholders , which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2012.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2012

 PART I

ITEM 1.                 BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and information relating to Wilhelmina International, Inc.( the “Company” or “Wilhelmina”) and its subsidiaries that are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such forward-looking statements include, in particular, projections about the Company’s future results, statements about its plans, strategies, business prospects, changes and trends in its business and the markets in which it operates. Additionally, statements concerning future matters such as gross billing levels, revenue levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or the Company’s future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of its business or its industry to be materially different from those expressed or implied by any forward-looking statements. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama, Thailand and Dubai.  The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

 Organization and Operating Divisions

The Company is comprised of operating companies and divisions focused on the fashion model and talent management business, as well as business areas complimentary to the fashion model and talent management business such as licensing, branding, contests, events and television.  Our business is primarily focused around the following key areas:
  Fashion model management,
  Talent management, and
  Licensing & branding (including contests, events and television),
Fashion Model Management Business

Wilhelmina is focused on providing fashion modeling and talent product-endorsement services to clients such as ad agencies, branded consumer goods companies, fashion designers, magazines, retailers, department stores, product catalogs and Internet sites.

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

Board Name	Location	Target Market
Women	NYC, LA, Miami	High-end female fashion models
Men	NYC, LA, Miami	High-end male fashion models
Select Men	NYC	Established male fashion models
Select Women	NYC	Established female fashion models
Curve	NYC	Full-figured female fashion models
Runway and Media	NYC, LA, Miami	Catwalk and designer client services
Lifestyle	NYC, LA, Miami	Commercial print bookings
Fitness	NYC	Fit or athletic models
Kids*	NYC	Child models

____________

*	Through partial ownership of Wilhelmina Kids & Creative Management LLC

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

Talent Management Business

Wilhelmina Artist Management, LLC (“WAM”) is a talent management company that seeks to secure endorsement and spokesperson work for various high-profile talents from the worlds of sports, music and entertainment.

WAM has two primary sources of revenue:  commissions paid by talent as a percentage of their gross earnings and royalties or a service charge paid by clients.  Over the years WAM’s roster of talent has included superstars such as Fergie, Jessica Simpson, Beyonce, Gloria Estefan, Nicole Scherzinger, Natasha Bedingfield, Olivia Palermo, Estelle, Chris Brown, Nervo and many others for whom Wilhelmina secured fashion campaigns, endorsements and marketing opportunities. WAM has secured commercial endorsements, fashion campaigns and sponsorships for its talent with clients such as Calvin Klein, Avon, Brown Shoe, Coca-Cola, SAP, General Motors, Cover Girl, Dessert Beauty, Donna Karan, Hershey’s, Hugo Boss, L’Oreal, Mattel, Nautica, Nestle, Nike, Proctor & Gamble Company and Pizza Hut.

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

The Wilhelmina Creative division represents top creative talent in the photography, styling and hair & makeup arenas. Our artists work on projects across the globe for well-known companies in the retail, pharmaceutical and music industries. In addition, their work appears in top editorial magazines and on the runways of major fashion houses.

Licensing & Branding Business

Wilhelmina Licensing collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name.  Third-party licensees include several leading fashion model agencies in local markets across the U.S. as well as in Panama, Thailand and Dubai.

The film and television business consists of television syndication royalties and production series contracts.  In 2005,  Wilhelmina produced the television show “The Agency” for the VH1 television network.  In 2007, Wilhelmina  entered into an agreement with the TV Land television network to develop a television series entitled “She’s Got the Look”, which concluded its third season in 2010.

Also from time to time, the Company conducts model search contests and other events in an effort to expand the Wilhelmina brand and recruit talent.

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

The Company believes that its sources of revenue (mainly generated from commissions and service charges) are comparable to those of its principal competitors.  Therefore, for the Company to obtain a competitive advantage, it must develop and maintain a deep pool of talent and deliver high quality service to its clients.  The Company believes that through its scouting efforts, search contests, licensing network, advertising and TV shows, it is able to recruit a deeper pool of talent relative to its competitors.  These recruitment tools coupled with the broad range of fashion boards available to the Company’s talent, enables the Company to develop talent and generate a broader range of revenues relative to its principal competitors.  While a broad range of talent and boards provides a certain level of stability to the business, certain talent may be more inclined to work with a boutique agency which may appear to tailor more specifically to their needs.

Also, over its 47 years of existence, Wilhelmina has created long standing client relationships and a number of business activities related to the fashion model management business that provide exposure to diverse markets and demographics.  The Company has also developed a professional workforce with years of talent management experience.

Clients and Customers

As of December 31, 2012, Wilhelmina had approximately 1,700 active models.  Wilhelmina’s active models include Alexandra Richards, Coco Rocha, Ava Smith, Kendall Jenner, Sung Hee, Soo Joo, Patti Hansen, Ben Hill, Noah Mills, Garrett Neff, Marlon Teixeira, RJ King, Mathias Berg and Adam Senn.

Wilhelmina serves approximately 2,000 external clients.  Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 5% of overall gross revenues.  The top 100 customers of Wilhelmina together accounted for approximately 50% of overall gross revenues during 2012.

Governmental Regulations

Certain jurisdictions, in which Wilhelmina operates, such as California and Florida, require that companies maintain a Talent Agency License in order to engage in the “talent agency” business.  The talent agency business is generally considered the business of procuring engagements or any employment or placement of a talent, where the talent performs in his or her artistic capacity.  Where required, the Wilhelmina subsidiaries operating in these jurisdictions maintain Talent Agency Licenses issued by those jurisdictions.  In addition, certain Wilhelmina subsidiaries also maintain required SAG licenses issued by the Screen Actors’ Guild.

EMPLOYEES

As of December 31, 2012, the Company had 89 employees, 63 of whom were located in New York City, 9 of whom were located at Wilhelmina’s Miami Florida office, 14 of whom were located at Wilhelmina’s Los Angeles, California office and 3 of whom were located at the corporate headquarters in Dallas, Texas.

TRADEMARKS AND LICENSING

The “Wilhelmina” brand is essential to the success and competitive position of the Company.  Wilhelmina’s trademark is vital to the licensing business because licensees pay for the right to use the trademark.  The Company has invested significant resources in the “Wilhelmina” brands in order to obtain the public recognition that these brands currently have. Wilhelmina  relies upon trademark laws, license agreements and nondisclosure agreements to protect the “Wilhelmina” brand name used in its business.  Trademarks registered in the U.S. have a duration of ten years and are generally subject to an indefinite number of renewals for a like period on appropriate application.

PRE-WILHELMINA

The Company was incorporated in the State of Delaware in 1996.

Prior to the Company’s acquisition  in February 2009 of the operating companies and divisions that conduct the fashion model management business (the “Wilhelmina Acquisition”), the Company was in a transition period during which it sought to redeploy its assets to enhance shareholder value by evaluating potential acquisition and merger candidates.  During this transition period, the Company’s sole operating business represented an investment in ACP Investments, L.P. (d/b/a Ascendant Capital Partners) (“Ascendant”). Ascendant is a Berwyn, Pennsylvania based alternative asset management company whose funds have investments in long/short equity funds and which distributes its registered funds primarily through various financial intermediaries and related channels. The Company has not recorded any revenues in connection with its investment in Ascendant since July 2006.

ITEM 1A.              RISK FACTORS

Not Applicable.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                 PROPERTIES

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of Newcastle Capital Management, L.P. (“NCM”).  NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), the Company’s largest shareholder.  The Company occupies a portion of NCM’s space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties on October 1, 2006.

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	3,605	June 30, 2016
Office for Florida based operations – Miami, FL	2,100	October 1, 2014
Three model apartments – New York, NY	6,000	2014
Three model apartments – Los Angeles, CA	6,000	2013
Four model apartments – Miami, FL	2000	2014

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

In October 2012, two subsidiaries of the Company received a Summons with Notice in connection with a purported class action lawsuit.  According to the Notice accompanying the Summons, the purported claims arise out of, among other things, the handling and reporting of funds on behalf of models and the use of model images. Two of the Company’s subsidiaries, along with a number of other model management companies, advertising firms and others, are named as defendants.  The Company believes these claims are without merit and intends to vigorously defend itself.

In addition to the legal proceedings otherwise disclosed in this report, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these routine proceedings, either individually or in the aggregate, are believed, in the Company’s opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol “WHLM.OB.”  The table below sets forth the high and low market prices for the Common Stock from January 1, 2011 through December 31, 2012.  These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions, and are based on information from published financial sources:

	High	Low
Year Ended December 31, 2011:
1st Quarter	$0.23	$0.14
2nd Quarter	$0.27	$0.20
3rd Quarter	$0.24	$0.20
4th Quarter	$0.22	$0.14

Year Ended December 31, 2012:	High	Low
1st Quarter	$0.20	$0.12
2nd Quarter	$0.15	$0.10
3rd Quarter	$0.14	$0.11
4th Quarter	$0.13	$0.09

The following table provides information regarding purchases of the Company’s Common Stock made by the Company during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2012	-	-	-	10,000,000
November 1 – November 30, 2012	-	-	-	10,000,000
December 1 – December 31, 2012	1,770,991	$0.124	1,770,991	8,229,009
Total	1,770,991	$0.124	1,770,991	8,229,009

(1)
On August 3, 2012, the Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 10,000,000 shares of its outstanding Common Stock.  The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate.  The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Credit Agreement (as defined below).

On July 31, 2012, the Company repurchased 8,000,000 shares of its Common Stock at a price of $0.126 per share as disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2012. This transaction was effected through a broker dealer making a market in the Company’s shares on behalf of an affiliate of the Company.  In addition, on July 31, 2012, Newcastle purchased 14,550,047 shares of Common Stock at a price of $0.126 per share.  This transaction was effected through a broker dealer making a market in the Company’s shares on behalf of an affiliate of the Company.

Shareholders

As of April 1, 2013, there were 119,669,761 shares of Common Stock outstanding, held by 500 holders of record.  The last reported sales price of the Common Stock was $0.17 per share on March 28, 2013.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock during the past two completed fiscal years.  The Company has a credit facility (the “Credit Agreement”) with Amegy Bank National Association (“Amegy”), which contains a covenant which could limit its ability to pay dividends on the Common Stock.

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2012 and 2011.  You should read this section in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

OVERVIEW

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S., as well as in Panama, Thailand and Dubai.  The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by Internet, print and TV advertising campaigns for consumer goods and retail clients.

Wilhelmina believes it has strong brand recognition which enables it to attract and retain top agents and talent to service a broad universe of clients. In order to take advantage of these opportunities and support its continued growth, the Company will need to continue to successfully allocate resources and staffing in a way that enhances its ability to respond to these new opportunities. The Company continues to focus on cutting costs, recruiting top agents when available and scouting and developing new talent.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully in 2012.

            With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) amounting to approximately $165 billion in 2011 and $172 billion 2012, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

Due to the increasing ubiquity of the Internet as a standard business tool, the Company has increasingly sought to harness the opportunities of the Internet and other digital media to improve their communications with clients and to facilitate the effective exchange of fashion model and talent information.  The Company continues to make significant investments in technology (including developing in-house art and social media departments) in pursuit of gains in efficiency and better communications with customers.  At the same time, the Internet presents challenges for the Company, including (i) the cannibalization of traditional print advertising business and (ii) pricing pressures with respect to photo shoots and client engagements.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

  develop Wilhelmina into a global brand;
  expand the women’s high end fashion board;
  expand the WAM (artist management) business;
  strategic acquisitions;
  licensing the “Wilhelmina” name to leading model management agencies;
  licensing the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products;
  promoting model search contests, and events and partnering on media projects (television, film, books, etc.).
RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Select, Media, Runway, Curve, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients.  Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition.  Gross billings are an important business metric that ultimately drive revenues, profits and cash flows.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and T&E (travel, meals and entertainment) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations and Gross Billings

			Percent Change
Year ended December 31,	2012	2011	2012 vs 2011

GROSS BILLINGS	63,657,000	59,005,000	7.9%

Revenues	54,511,000	54,119,000	0.7%
License fees and other income	1,864,000	1,347,000	38.4%
TOTAL REVENUES	56,375,000	55,466,000	1.6%
Model costs	38,395,000	37,552,000	2.2%
REVENUES NET OF MODEL COSTS	17,980,000	17,914,000	0.4%
GROSS PROFIT MARGIN	31.9%	32.3%
Salaries and service costs	10,151,000	9,502,000	6.8%
Office and general expenses	3,376,000	2,912,000	15.9%
Amortization and depreciation	1,564,000	1,642,000	(4.8%)
Corporate overhead	1,428,000	1,406,000	1.6%
OPERATING INCOME	1,461,000	2,452,000	(40.4%)
OPERATING MARGIN	2.6%	4.4%
Miami earn-out fair value adjustment	-	(111,000)
Interest income	8,000	6,000	33.3%
Interest expense	(44,000)	(28,000)	57.1%
Equity Earnings in affiliate	56,000	25,000	124.0%
INCOME BEFORE INCOME TAXES	1,481,000	2,344,000	(36.8%)
Income taxes	419,000	775,000	(45.9%)
Effective tax rate	28.3%	33.1%
NET INCOME	1,062,000	1,569,000	(32.3%)

Gross Billings

Generally, the Company’s gross billings fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. During the year ended December 31, 2012, the Company experienced relatively flat gross billings across the core modeling business, which was offset by a significant year over year increase in the gross billings of the WAM business. Gross billings of the WAM division represented approximately 16% of total gross billings for the year ended December 31, 2012, compared to approximately 10% for the year ended December 31, 2011. During the year ended December 31, 2012, gross billings of the various boards of the core modeling business experienced positive growth ranging from 4% to 44%, and three boards experienced negative growth ranging from 6% to 31%, compared to the year ended December 31, 2011.

Revenues

The increase in revenues for the year ended December 31, 2012 is attributable to the recognition of revenues previously deferred. During April 2012, the Company reached an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company. In connection with such modifications (which did not change amounts to which the Company is entitled in respect of such agreements), the Company and the former talent also executed mutual obligation releases relating to the parties’ former representation arrangements. In connection with the foregoing contracts, the Company was carrying deferred revenues of approximately $716,000 (of which approximately $458,000 were scheduled to be recognized during the year ended December 31, 2012 in the absence of agreement), all of which were recognized during April 2012.

In addition, revenues during the year ended December 31, 2012 increased at a rate less than the rate of the increase in gross billings over the year ended December 31, 2011 as a result of a larger percentage of total revenues being derived from relationships which required the reporting of revenues net (as an agent) versus gross (as a principle).

Typically, relationships in the core modeling business are determined to be principal relationships and therefore require the reporting of revenues on a gross basis.  Relationships in the WAM business are usually determined to be agent relationships, which require the reporting of revenues on a net basis.

License Fees and Other Income

License fees and other income include the following:

•
Product licensing agreements between the Company, its clients and talent, whereby the Company participates in the sharing of royalties. During the year ended December 31, 2012, royalties from these licensing agreements totaled approximately $1,252,000, compared to $880,000 for the year ended December 31, 2011.

•
An agreement between the Company and an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the years ended December 31, 2012 and December 31, 2011, management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000.

•
Franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company.  During the year ended December 31, 2012, franchise fees totaled approximately $274,000, compared to $171,000 for the year ended December 31, 2011.

•	Fees derived from participants in the Company’s model search contests, events and television syndication royalties.

Gross Profit Margin

Fluctuations in gross profit margin, between periods, is predominantly due to the following:

•
The mix of revenues being derived from talent relationships, which require the reporting of revenues gross (as a principal) versus net (as an agent). Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.

•	An increase or decrease in mother agency fees, relative to model costs.

•
An increase or decrease in the rate of recovery of advances to models (for the cost of producing initial portfolios and other out-of-pocket costs). These costs are expensed as incurred and repayments of such costs are credited to model costs in the period received.

During the year ended December 31, 2012, mother agency fees increased relative to model costs, when compared to the year ended December 31, 2011. Also the rate of recovery of certain costs advanced to models declined slightly for the year ended December 31, 2012 when compared to the year ended December 31, 2011.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent. The following factors contributed to the changes in salaries and services costs when comparing the year ended December 31, 2012 to the year ended December 31, 2011:

•	During the year ended December 31, 2012, the Company paid compensation costs of approximately $540,000, in connection with certain non-compete and contractual arrangements of former employees.

•	During the year ended December 31, 2012, the Company experienced decreased T&E costs in connection with delivering services to its customers and models.

•
The Company also incurred less incentive compensation for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to a decline in the achievement of performance targets by certain employees.

During the year ended December 31, 2012, salaries and service costs as a percentage of revenues were approximately 18.0% (17.1% after deducting compensation costs in connection with employment contracts for certain former employees), compared to approximately 17.1% during the year ended December 31, 2011.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the year ended December 31, 2012, office and general expenses increased, when compared to the year ended December 31, 2011, due to costs associated with legal and professional fees, technology, and leases associated with equipment and property. The Company continues to invest in technology, equipment and property to improve delivery of model management services to its talent.

The amount of office and general expenses represented 6.0% of revenues for the year ended December 31, 2012, compared to 5.3% for the year ended December 31, 2011.

Operating Margin

Operating margins declined for the year ended December 31, 2012, when compared to the year ended December 31, 2011, mostly as a result of increases in salaries and service costs and office and general expenses.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the year ended December 31, 2012, depreciation and amortization expense totaled $1,564,000 (of which $ 1,437,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), compared to $1,642,000 during the year ended December 31, 2011 (of which $1,540,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases totaled approximately $102,000 and $354,000 during the year ended December 31, 2012 and December 31, 2011, respectively. The majority of fixed asset purchases during 2011 related to leasehold improvements and the purchase of furniture for the Los Angeles office.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead remained relatively unchanged for the year ended December 31, 2012, when compared to the year ended December 31, 2011.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the year ended December 31, 2012 and December 31, 2011.

Interest Expense

The increase in interest expense for the year ended December 31, 2012, when compared to the year ended December 31, 2011, is the result of an increase in average borrowings, somewhat offset by lower borrowing costs.

Income Tax Expense

During the year ended December 31, 2012, the Company’s combined federal and state effective tax rate was approximately 28.3%. Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. The Company operates in three states which have relatively high tax rates, California, New York and Florida.

In addition, the Company’s effective tax rate would be higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2012, the Company had federal income tax loss carryforwards of approximately $5,000,000, which begin expiring in 2019. Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s net operating loss carryforwards were utilized to offset taxable income generated during the year ended December 31, 2012 and December 31, 2011. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition. Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

Liquidity and Capital Resources

The Company’s cash balance decreased to $1,145,000 at December 31, 2012, from $3,128,000 at December 31, 2011. For the year ended December 31, 2012, cash flow from operations of approximately $331,000 (before payment of the Company’s earn-out obligations relating to operating results of Wilhelmina Miami, Inc., a subsidiary of the Company (“Wilhelmina Miami”), in connection with the Wilhelmina Acquisition (the “Miami Earnout”)) was more than offset by an amount of approximately $1,735,000 paid towards the Miami Earnout obligation. Also during the year ended December 31, 2012, cash balances were impacted by net borrowings of $750,000 under the Credit Agreement, the proceeds of which, plus cash balances, were used to repurchase 9,770,991 shares of Common Stock, at an average price of $0.126 per share, for a total of approximately $1,227,000.

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

On January 12, 2012, the Company executed and closed an amendment (the “Credit Agreement Amendment”) to its revolving Credit Agreement with Amegy. Under the terms of the Credit Agreement Amendment, which was effective as of January 1, 2012, (1) total availability under the revolving credit facility was increased to $1,500,000 (from $500,000), (2) the borrowing base was modified to 65% (from 80%) of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company’s minimum net worth covenant was increased to $21,250,000 (from $20,000,000). In addition, the maturity date of the facility was extended to December 31, 2012. The parties also executed an amendment to their pledge and security agreement (“Security Agreement Amendment”) to reflect the execution of the Credit Agreement Amendment. The Company’s obligation to repay advances under the amended facility is evidenced by an amended and restated promissory note.

On October 24, 2012, the Company executed and closed the second amendment (the “Second Credit Agreement Amendment”) to its revolving Credit Agreement with Amegy, which, amended and replaced the terms amended by the Credit Agreement Amendment. Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility was increased to $5,000,000 (from $1,500,000), (2) the borrowing base was modified to 75% (from 65%) of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company’s minimum net worth covenant was increased to $22,000,000 (from $21,250,000). In addition, the maturity date of the facility was extended to October 15, 2015 (from December 31, 2012).  The Company’s obligation to repay advances under the amended facility is evidenced by a second amended and restated promissory note (the “Second Amended and Restated Promissory Note”).  Under the terms of the Second Amended and Restated Promissory Note, the interest rate on borrowings was reduced to the prime rate plus 1% (from prime plus 2%) and a minimum interest rate (formerly 5%) was eliminated.

As of March 29, 2013, the Company had outstanding borrowings of $1,500,000 under the Credit Agreement.

Earn Out

The Miami Earnout, payable in connection with the Wilhelmina Acquisition, had a final value of $2,244,000. As of December 31, 2012, the Company had paid approximately $1,735,000 of the Miami Earnout liability, with the remaining amount of approximately $509,000, net of indemnity claims for which certain of the selling parties in the Wilhelmina Acquisition retain responsibility. During March 2013, the Company offset approximately $446,000 of the Company’s remaining approximately $509,000 earn-out obligation (as of December 31, 2012) for losses incurred in the settlement of foreign withholding claims for tax years 2006 and 2008, leaving a balance of approximately $63,000 which is owed to the shareholders of Wilhelmina Miami.  See Note 7 to the Consolidated Financial Statements.

Employee Termination

On February 24, 2012, the employment of Patterson as President of Wilhelmina International was terminated for cause. Over the course of several weeks following the departure of Patterson, five agents resigned from the Company to pursue other interests. The Company has hired several agents and an executive vice president to replace all of these positions. During the year ended December 31, 2012, the Company paid compensation costs of approximately $540,000, in connection with certain non-compete and contractual arrangements of former employees.

Patterson has made certain claims in connection with his termination of employment. The Company believes these claims are without merit and intends to vigorously defend itself.

During the year ended December 31, 2012, an option grant for 2,000,000 shares previously awarded to Patterson terminated, as provided for in the option agreement, as a result of the termination of employment of Patterson.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Company had $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

At the date of the Wilhelmina Acquisition, GAAP provided that acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees were to be recorded as a reduction of earnings in the period they are incurred.  Prior to January 1, 2009, in accordance with GAAP existing at that time, the Company included acquisition transaction costs in the cost of the acquired business.  On February 13, 2009, the Company closed the Wilhelmina Acquisition, and therefore, recorded all previously capitalized acquisition transaction costs of approximately $849,000 as an expense for the year ended December 31, 2008.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of December 31, 2012, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Wilhelmina International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Wilhelmina International, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilhelmina International, Inc. and Subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery, Coscia & Greilich, L.L.P.

Plano, Texas
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wilhelmina International, Inc.

We have audited the accompanying consolidated balance sheet of Wilhelmina International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilhelmina International, Inc. and Subsidiaries as of December 31, 2011, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burton McCumber & Cortez, L.L.P.
Brownsville, Texas
April 1, 2012

WILHELMINA INTERNATIONAL
CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)

ASSETS
	2012	2011
Current assets:
Cash and cash equivalents	$1,145	$3,128
Accounts receivable, net of allowance for doubtful accounts of $760 and $760	9,904	11,460
Indemnification receivable	428	428
Deferred tax asset	202	202
Prepaid expenses and other current assets	207	251
Total current assets	11,886	15,469

Property and equipment, net of accumulated depreciation of $353 and $226	554	579

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $6,456 and $5,019	1,881	3,318
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	305	285

Total assets	$35,878	$40,903

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,607	$3,528
Due to models	7,057	9,564
Deferred revenue	-	295
Foreign withholding claim subject to indemnification	428	428
Amegy credit facility	-	500
Earn out liability	509	2,174
Total current liabilities	10,601	16,489

Long term liabilities
Amegy credit facility	1,250	-
Deferred revenue, net of current portion	-	245
Deferred income tax liability	2,002	2,002
Total long-term liabilities	3,252	2,247

Total liabilities	13,853	18,736

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 119,669,761 and 129,440,752 shares issued and outstanding at December 31, 2012 and 2011	1,294	1,294
Treasury stock (9,770,991 and 0 shares in 2012 and 2011), at cost	(1,227)	-
Additional paid-in capital	85,201	85,133
Accumulated deficit	(63,243)	(64,260)
Total shareholders’ equity	22,025	22,167

Total liabilities and shareholders’ equity	$35,878	$40,903

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

Years ended December 31,

(In thousands, except per share data)

	2012	2011
Revenues
Revenues	$54,511	$54,119
License fees and other income	1,864	1,347
Total revenues	56,375	55,466

Model costs	38,395	37,552

Revenues net of model costs	17,980	17,914

Operating expenses
Salaries and service costs	10,151	9,502
Office and general expenses	3,376	2,912
Amortization and depreciation	1,564	1,642
Corporate overhead	1,428	1,406
Total operating expenses	16,519	15,462
Operating income	1,461	2,452

Other income (expense):
Miami earn-out fair value adjustment	-	(111)
Equity Earnings in Wilhelmina Kids & Creative Mgmt, LLC	56	25
Interest income	8	6
Interest expense	(44)	(28)
Total other income (expense)	20	(108)

Income before provision for income taxes	1,481	2,344

Provision for income taxes
Current	(419)	(775)
Deferred	-	-
	(419)	(775)

Net income applicable to common stockholders	$1,062	$1,569

Basic and diluted income per common share	$0.01	$0.01

Weighted average common shares outstanding	125,960	129,441

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2012 and 2011

(In thousands)

					Additional	Accumu
	Common	Stock	Treasury	Stock	Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2010	129,441	$1,294	-	$-	$85,072	$(65,829)	$20,537
Share based payment expense	-	-	-	-	61	-	61
Net income common shareholders	-	-	-	-	-	1,569	1,569
Balances at December 31, 2011	129,441	1,294	-	-	85,133	(64,260)	22,167
Share based payment expense	-	-	-	-	68	-	68
SAB 108 Correction of prior period	-	-	-	-	-	(45)	(45)
Net income common shareholders	-	-	-	-	-	1,062	1,062
Purchase of Treasury Stock	-	-	(9,770)	(1,227)	-	-	(1,227)
Balances at December 31, 2012	129,441	$1,294	(9,770)	$(1,227)	$85,201	$(63,243)	$22,025

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2012	2011

Cash flows from operating activities:
Net income	$1,062	$1,569
Adjustments to reconcile net income to net cash provided by operating activities:	-
Bad debt expense		66
Amortization and depreciation	1,564	1,642
Miami earn-out fair value adjustment	-	111
Share based payment expense	68	61
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,556	(3,002)
Decrease (increase) in prepaid expenses and other current assets	49	(89)
Indemnification receivable	-	298
(Decrease) increase in due to models	(2,507)	2,189
(Decrease) in accounts payable and accrued liabilities	(921)	(194)
Foreign withholding claim subject to indemnification	-	(298)
(Decrease) in earn-out liability	(1,735)	(503)
(Decrease) in deferred revenues	(540)
Net cash (used in)provided by operating activities	(1,404)	1,850

Cash flows from investing activities:
Purchase of property and equipment	(102)	(354)
Net cash used in investing activities	(102)	(354)

Cash flows from financing activities
Proceeds from Amegy line of credit	2,000	500
Repayment of Amegy line of credit	(1,250)	-
Repayment of Esch promissory note	-	(600)
Purchases of Treasury Stock	(1,227)	-
Net cash used in financing activities	(477)	(100)

Net (decrease) increase in cash and cash equivalents	(1,983)	1,396
Cash and cash equivalents, beginning of period	3,128	1,732
Cash and cash equivalents, end of period	$1,145	$3,128

Supplemental disclosures of cash flow information
Cash paid for interest	$44	$28
Cash paid for income taxes	$698	$632

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 1.  Business Activity

Overview

Wilhelmina International, Inc.’s (“Wilhelmina” or the “Company”) primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama, Thailand and Dubai.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

Wilhelmina Transaction

On August 25, 2008, the Company and Wilhelmina Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company (“Wilhelmina Acquisition”), entered into an agreement (the “Acquisition Agreement”) with Dieter Esch (“Esch”), Lorex Investments AG, a Swiss corporation (“Lorex”), Brad Krassner (“Krassner”), Krassner Family Investments Limited Partnership, a Nevada limited partnership (“Krassner L.P.” and together with Esch, Lorex and Krassner, the “Control Sellers”), Wilhelmina International, Ltd., a New York corporation (“Wilhelmina International”), Wilhelmina – Miami, Inc., a Florida corporation (“Wilhelmina Miami”), Wilhelmina Artist Management LLC, a New York limited liability company (“WAM”), Wilhelmina Licensing LLC, a Delaware limited liability company (“Wilhelmina Licensing”), Wilhelmina Film & TV Productions LLC, a New York limited liability company (“Wilhelmina TV” and together with Wilhelmina International, Wilhelmina Miami, WAM and Wilhelmina Licensing, the “Wilhelmina Companies”), Sean Patterson, a former executive with the Wilhelmina Companies (“Patterson”), and the shareholders of Wilhelmina Miami (the “Miami Holders” and together with the Control Sellers and Patterson, the “Sellers”).  Pursuant to the Acquisition Agreement, which closed February 13, 2009, the Company acquired the Wilhelmina Companies subject to the terms and conditions thereof (the “Wilhelmina Transaction”).  The Acquisition Agreement provided for (i) the merger of Wilhelmina Acquisition with and into Wilhelmina International in a stock-for-stock transaction, as a result of which Wilhelmina International became a wholly owned subsidiary of the Company and (ii) the Company’s purchase of the outstanding equity interests of the other Wilhelmina Companies for cash.

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

New Accounting Pronouncement

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other (ASC 350), which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under ASC 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, and early adoption is permitted. The Company elected to adopt this amendment for the year ended December 31, 2011. The adoption of the provisions of ASC 350 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles and Miami. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution.  Noninterest-bearing transaction accounts have unlimited FDIC insurance coverage through December 31, 2012. At December 31, 2012, the Company did not have any cash balances in excess of FDIC insurance coverage. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that impairment has occurred, the amount of the impairment is charged to operations.

Depreciation expense totaled $127,000 and $102,000 for the years ended December 31, 2012 and 2011, respectively.

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

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the years ended December 31, 2012 and 2011.

Deferred Cost and Revenue

The Company has deferred model cost paid in advance in connection with talent related contracts.  Deferred revenue consists of royalties, commissions and service charges received in advance of being earned, pursuant to product licensing agreements and talent related contracts (see Note 6).

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the year ended December 31, 2012 approximated $145,000 compared to $165,000 for the year ended December 31, 2011.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of December 31, 2012, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized. In addition, the Company continuously evaluates its tax contingencies.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There was no change to the net amount of assets and liabilities recognized in the consolidated balance sheets as a result of the Company’s tax positions. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved.

Net Income Per Common Share

For the years ended December 31, 2012 and 2011, diluted earnings per share (“EPS”) equals basic EPS, as potentially dilutive common stock equivalents were anti-dilutive.

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

In May, 2011, the Company issued to a former employee an option grant of 2,000,000 shares of its Common Stock with an exercise price of $0.21 per share, a five year vesting schedule (vesting in equal increments in years three, four and five) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $61,000 during the year ended December 31, 2011.  During February, 2012, this option grant was terminated, as provided for in the option agreement, as a result of the termination of employment of the option holder.

During September 2012, the Company issued (under the 2011 Incentive Plan) to the new Chief Executive Officer of the Company, Alex Vaickus, an option grant of 2,000,000 shares of its Common Stock with an exercise price of $0.117 per share, a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $68,000 during the year ended December 31, 2012. Mr. Vaickus replaced Mark Schwarz as Chief Executive Officer of the Company. Mr. Schwarz, who remains as Chairman of the Board of Directors of the Company will also hold the title of Executive Chairman.

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

On January 12, 2012, the Company executed and closed an amendment (the “Credit Agreement Amendment”) to its revolving Credit Agreement with Amegy.  Under the terms of the Credit Agreement Amendment, which was effective as of January 1, 2012, (1) total availability under the revolving credit facility was increased to $1,500,000 (from $500,000), (2) the borrowing base was modified to 65% (from 80%) of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company's minimum net worth covenant was increased to $21,250,000 (from $20,000,000). In addition, the maturity date of the facility was extended to December 31, 2012.   The parties also executed an amendment to their pledge and security agreement ("Security Agreement Amendment") to reflect the execution of the Credit Agreement Amendment. The Company's obligation to repay advances under the amended facility is evidenced by an amended and restated promissory note.

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

As of March 29, 2013, the Company had outstanding borrowings of $1,500,000 under the Credit Agreement.

Note 4.  Restricted Cash

At December 31, 2012 and December 31, 2011, the Company had approximately $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

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

The Company also leases, pursuant to a services agreement (see Note 11), certain corporate office space.

Future minimum payments under the lease agreements are summarized as follows:

Years Ending December 31,	Amount (in thousands)

2013	$1,016
2014	889
2015	647
2016	638
2017	554
Thereafter	1,849
$5,593

Rent expense totaled approximately $1,299,000 and $1,062,000 for the years ended December 31, 2012 and 2011, respectively.

Effective October 1, 2012, the Company renewed a lease agreement for office space located in Miami, Florida. The lease provides for average monthly rental payments of approximately $12,500 for a period of 2 years.

Note 6.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company is also a party to product licensing agreements with a talent it previously represented.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $1,252,000 and $880,000 for years ended December 31, 2012 and 2011, respectively.

During April 2012, the Company reached an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company.  In connection with such modifications (which did not change amounts to which the Company is entitled in respect of such agreements), the Company and the former talent also executed mutual obligation releases relating to the parties’ former representation arrangements. In connection with the foregoing contracts, the Company was carrying deferred revenues of approximately $716,000 (of which approximately $458,000 were scheduled to be recognized during the year ended December 31, 2012 in the absence of agreement), all of which were recognized during April 2012.

Note 7.  Commitments and Contingencies

On May 2, 2012, Patterson, the former President of Wilhelmina International, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, alleging, among other things, breach of Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him.  The Company believes these claims are without merit and intends to vigorously defend itself.

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

In addition to the legal proceedings otherwise disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

As of December 31, 2012, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of December 31, 2012, total compensation payable under the remaining contractual term of these agreements was approximately $2,988,000.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore subject to certain exceptions, as of December 31, 2012, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $2,232,000. During the year ended December 31, 2012, the Company paid compensation costs of approximately $540,000, in connection with certain non-compete and contractual arrangements of former employees.

During 2010, the Company received IRS notices totaling approximately $726,000 related to foreign withholding claims for tax years 2006 and 2008.  As part of settlement negotiations with the IRS, the Company determined that approximately $197,000 of the foreign withholding claim for 2008 related to tax liabilities which the Company assumed “as a result of the Wilhelmina Acquisition. To satisfy this liability, the Company paid the IRS, including penalties and interest of $26,000, a total of $223,000 during the year ended December 31, 2011. Since this amount was previously accrued as a liability at the Wilhelmina Acquisition date, no adjustment was required.

As of December 31, 2012, the Company’s estimate of the foreign withholding claims for tax years 2006 and 2008 is approximately $428,000, which includes approximately $88,000 of additional interest and penalties incurred since June 2010 when the IRS notices were received.

During February 2013, the IRS division of Appeals concluded that there was no basis for abatement of the 2006 and 2008 foreign withholding claims, within the protective framework of reasonable cause, and therefore, closed the case. During March 2013 the Company paid approximately $446,000 in settlement of the foreign withholding claims for tax years 2006 and 2008.

The Company is indemnified by certain of the selling parties of the Wilhelmina Transaction for losses incurred as a result of such deficiency notice. The selling parties have previously confirmed such responsibility to the Company. Pursuant to the Acquisition Agreement and a subsequent agreement with the Control Sellers, such indemnification is required to be satisfied in cash or, if not satisfied in cash, by offset to future earn-out payments.

During March 2013, the Company offset approximately $446,000 of the Company’s remaining approximately $509,000 earn-out obligation (as of December 31, 2012) , relating to operating results of Wilhelmina Miami in connection with the Wilhelmina Transaction for losses incurred in the settlement of the foreign withholding claims for tax years 2006 and 2008, leaving a balance of approximately $63,000 which is owed to the Miami Holders.

Note 8.  Share Capital

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

Note 9.  Income Taxes

The income tax expense is comprised of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$(110)	$70
State	529	705
Total	419	775
Deferred:
Federal	(20)	25
State	20	(25)
Total	-	-
Total	$419	$775

The income tax expense differs from the amount computed by applying the statutory federal and state income tax rates to the net income (loss) before income tax benefit.  The reasons for these differences were as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Computed income tax expense at statutory rate	$518	$820
Increase in taxes resulting from:
Permanent and other deductions, net	108	115
State income taxes, net of federal benefit	342	456
NOL carryback claim	(169)	-
Valuation allowance	(380)	(616)
Total income tax expense	$419	$775

The tax effect of significant temporary differences, which comprise the deferred tax liability, is as follows (in thousands):

	2012	2011
Deferred tax asset:
Net operating loss carryforward	$1,975	$2,467
AMT credits	151	124
Accrued expenses	534	771
Allowance for doubtful accounts	329	329
Asset impairment	281	281
Less: Valuation allowance	(2,497)	(2,877)
Net deferred income tax asset	773	1,095
Deferred tax liability:
Property and equipment	(28)	(51)
Intangible assets-brand name	(1,800)	(1,800)
Goodwill	(362)	(269)
Other Intangible assets	(383)	(775)
Net deferred income tax liability	(2,573)	(2,895)

Net deferred tax asset/(liability)	$(1,800)	$(1,800)

During the year ended December 31, 2012, the Company’s combined federal and state effective tax rate was approximately 28%. Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s effective tax rate would be higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2012, the Company had federal income tax loss carryforwards of approximately $5,000,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s net operating loss carryforwards were utilized to offset taxable income generated during the year ended December 31, 2012. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 10.  Treasury Stock

During the year ended December 31, 2012, the Board of Directors authorized a stock repurchase program, whereby the Company may repurchase up to 10,000,000 shares of its outstanding Common Stock. The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Credit Agreement.

During the year ended December 31, 2012, the Company repurchased 9,770,991, shares of its Common Stock at an average price of approximately $0.126 per share, for a total of $1,227,000. The repurchase of 8,000,000 of the shares during the year ended December 31, 2012 were effected through a broker dealer making a market in the Company’s shares on behalf of an affiliate of the Company. The remaining 1,770,991 shares were repurchased in the open market.

Note 11.  Related Parties

As of December 31, 2012, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Executive Chairman, Chief Financial Officer, and General Counsel and Secretary, respectively. NCM is the General Partner of Newcastle, which owns 48,614,513 shares of Common Stock. At the annual meeting of stockholders of the Company held on January 20, 2011, the stockholders of the Company elected Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) to serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $23,000 for the years ended December 31, 2012 and 2011, respectively. The Company owed NCM $0 as of December 31, 2012 and 2011, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. For each of the years ended December 31, 2012 and 2011, management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000.

On July 31, 2012, the Company effected a repurchase of 8,000,000 shares of its Common Stock involving an affiliate (See Note 10).

Note 12.  Stock Options and Stock Purchase Warrants

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

During the year ended December 31, 2011, the Company adopted the 2011 Incentive Plan under which directors, officers, consultants, advisors and employees of the Company are eligible to receive stock option grants. The Company has reserved 6,000,000 shares of its Common Stock for issuance pursuant to the 2011 Incentive Plan. Under the 2011 Incentive Plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant. In May, 2011, the Company issued to a former employee an option grant for 2,000,000 shares of its Common Stock with an exercise price of $0.21 per share, a five year vesting schedule (vesting in equal increments in years three, four and five) and a ten year term. In connection with this option grant, the Company recognized compensation expense of approximately $61,000 during the year ended December 31, 2011. Subsequent to December 31, 2011, this option grant terminated as a result of the termination of employment of the option holder.

During September, 2012, the Company issued to the new Chief Executive Officer, Alex Vaickus, an option grant of 2,000,000 shares of its Common Stock with an exercise price of $0.117, a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $68,000 during the year ended December 31, 2012. The option grant was issued under the 2011 Incentive Plan. As the Company's Chief Executive Officer Mr. Vaickus replaced Mark Schwarz, who will remain as Chairman of the Board of Directors of the Company and added the title of Executive Chairman. Mr. Vaickus, age 53, served as President of Playboy Enterprises Inc. ("PEI") from 2009 to 2011. Mr. Vaickus served as President of PEI's Global Licensing Group from 2000 to 2011.

Option activity for the years ended December 31, 2012 and 2011, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2011	150,000	$0.28
Granted	2,000,000	0.21
Canceled	(100,000)	0.28
Outstanding, December 31, 2011	2,050,000	$0.21

Granted	2,000,000	0.12
Canceled	(2,000,000)	0.21
Outstanding, December 31, 2012	2,050,000	$0.12

At December 31, 2012 and 2011, stock options to purchase an aggregate of 50,000 shares, were exercisable and had a weighted average exercise price of $0.28 per share.

Stock options outstanding and exercisable at December 31, 2012, were as follows:

	Options Outstanding			Options Exercisable
	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life (years)	Remaining Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price

$0.12-0.28	2,050,000	9.2	$0.12	50,000	$0.28

Note 13.  Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan.  The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company may make discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2012 and 2011.

Note 14.  Intangible Assets

As of December 31, 2012, intangible assets with finite lives consisted of the following (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
Customer lists	$3,143	$(2,412)	5.1
Non-compete agreements	1,047	(624)	6.5
Talent and model contractual relationships	2,514	(2,158)	4.0
Employee contractual relationships	1,633	(1,262)	5.0
Total	$8,337	$(6,456)	4.9

Amortization expense totaled $1,437,000 and $1,540,000 for the years ended December 31, 2012 and 2011, respectively.

The estimated aggregate amortization expense for the years ending December 31, 2013 through December 31, 2015, is as follows (in thousands):

Amortization Expense
2013	1,429
2014	333
2015	119

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be furnished on or prior to April 30, 2013 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2012.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by Item 11 will be furnished on or prior to April 30, 2013 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2012.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be furnished on or prior to April 30, 2013 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2012.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be furnished on or prior to April 30, 2013 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2012.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be furnished on or prior to April 30, 2013 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2012.

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

*10.24	Employment Agreement, dated as of August 29, 2012, by and between Wilhelmina International, Inc. and Alex Vaickus (incorporated by reference from Exhibit 10.1 to Form 8-K, dated September 25, 2012).
*10.25
Stock Option Letter Agreement, dated as of September 25, 2012, by and between Wilhelmina International, Inc. and Alex Vaickus (incorporated by reference from Exhibit 10.2 to Form 8-K, dated September 25, 2012).

10.26
Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, dated October 24, 2012).

10.27
Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, dated October 24, 2012).

10.28
Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, dated October 24, 2012).

14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).

16.1	Burton, McCumber & Cortez, L.L.P. Letter, dated September 28, 2012 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated September 27, 2012).
21.1	List of Subsidiaries incorporated by reference from Exhibit 21.1 to Form 10-K dated December 31, 2010.
23.1	Consent of Burton, McCumber & Cortez, L.L.P. (filed herewith).
23.2	Consent of Montgomery, Coscia & Greilich, L.L.P. (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: April 1, 2013	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Executive Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April 2013.

/s/ Mark E. Schwarz	Executive Chairman and
Mark E. Schwarz	Chairman of the Board
(Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer
John P. Murray	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton Coleman	Director
Clinton Coleman

/s/ James Dvorak	Director
James Dvorak

/s/ Horst-Dieter Esch	Director
Horst-Dieter Esch

/s/ Mark Pape	Director
Mark Pape

/s/ James Roddey	Director
James Roddey