Form 10-K/A
period 2013-03-31
Wilhelmina International, Inc.
filed 2013-04-29
CIK 1013706

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes   [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ] Yes   [x] No

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

As of April 26, 2013, the registrant had 119,669,761 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  We have determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to a definitive proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

For the Year Ended December 31, 2012

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

Name	Age	Positions with the Company
Mark E. Schwarz	52	Chairman of the Board and Executive Chairman
Clinton Coleman	35	Director
James Dvorak	43	Director
Horst-Dieter Esch	68	Director
Mark Pape James Roddey Alex Vaickus John Murray Evan Stone	62 79 53 44 41	Director Director Chief Executive Officer Chief Financial Officer General Counsel and Secretary

Mark E. Schwarz

Mr. Schwarz has served as a director and Chairman of the Board since June 2004 and Executive Chairman since September 2012.  Mr. Schwarz was our Chief Executive Officer from April 2009 through September 2012.  He previously served as our Interim Chief Executive Officer beginning in October 2007 and was formally appointed our Interim Chief Executive Officer effective in July 2008.  He is the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), a private investment management firm he founded in 1993, which is the General Partner of Newcastle Partners, L.P. (“Newcastle”), a private investment firm.  Mr. Schwarz has served as Executive Chairman of the Board of Hallmark Financial Services, Inc. (“Hallmark”), a specialty property and casualty insurer, since August 2006.  He served as Chief Executive Officer and President of Hallmark from 2003 to August 2006.  He currently serves as Chairman of the Board of Bell Industries, Inc., a company primarily engaged in providing computer systems integration services (“Bell Industries”), and Pizza Inn, Inc., an operator and franchisor of pizza restaurants (“Pizza Inn”).  He also serves on the board of directors of SL Industries, Inc., a power and data quality products manufacturer.  He previously served on the boards of directors of Nashua Corporation, a manufacturer of specialty papers, labels and printing supplies (“Nashua”), from 2001 to September 2009, MedQuist Inc., a provider of clinical documentation workflow solutions in support of electronic health records, from December 2007 to August 2009, WebFinancial Corporation, a holding company with subsidiaries operating in niche banking markets, from July 2001 to December 2008, and Vesta Insurance Group, Inc., a holding company for a group of insurance companies.

With nearly 20 years of experience as an investment manager and a business executive, Mr. Schwarz brings significant leadership, financial expertise, operational skills and public company board of directors and executive experience to the Board.  Through investments made by NCM and its affiliates, Mr. Schwarz has broad and substantial experience analyzing and advising public companies, including with respect to issues such as corporate governance, capital raising, capital allocation and general operational and business strategy, and has been closely involved in the operations of companies across a range of industries in both director and executive capacities.  As our Executive Chairman and Chairman of the Board, Mr. Schwarz is closely involved in substantially all of our operations and activities.

Clinton Coleman

Mr. Coleman has served as a director since January 2011.  He has served as the Chief Executive Officer of Bell Industries since January 2010, and has been a director since January 2007.  Mr. Coleman has served as an investment professional with NCM since July 2005, including as Managing Director (June 2012 to present) and Vice President (July 2005 through May 2012).  Mr. Coleman previously served as the Interim Chief Executive Officer of Bell Industries from July 2007 to January 2010 and the Interim Chief Financial Officer of Pizza Inn from July 2006 to January 2007.  Prior to joining NCM, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from October 2003 to June 2005.  From March 2002 to October 2003, Mr. Coleman served as an associate with Hunt Investment Group, L.P., a private investment group.  Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS.  Mr. Coleman is also a director of Pizza Inn and several privately held companies.  During the past five years, Mr. Coleman also served as a director of Nashua.

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

James Dvorak

Mr. Dvorak has served as a director since January 2011.  He has served as an investment professional with NCM since January 2008, including as Managing Director (June 2012 to present) and Vice President (January 2008 through May 2012).  Mr. Dvorak served as a consultant and subsequently a Senior Investment Analyst with Falcon Fund Management, a Dallas-based investment firm, from September 2006 to December 2007, and as a Vice President with Fagan Capital, an investment firm located in Irving, Texas, from 1999 to June 2006.  Previously, Mr. Dvorak was with Koch Industries, a diversified energy, chemicals and materials provider, as Chief Financial Officer of a business unit and as a board member of a Koch affiliate.  Mr. Dvorak has additional experience as a management consultant with Booz Allen & Hamilton in Chicago, Illinois.

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

Horst-Dieter Esch

Mr. Esch has served as a director since February 2010. He is a private investor and, since March 2012, has served as the Chairman of the Board of Directors of Snell Real Estate, a leading real estate agency in Las Cabos, Mexico.  Since 2008 and through 2011, he served as the Chairman of USA Team Handball, the national governing body for the Olympic sport of handball. From February 2009 through December 2009, Mr. Esch was a consultant to the Company. Mr. Esch was a principal owner and Chairman of Wilhelmina International, Ltd. (“Wilhelmina International”) and its affiliated companies prior to their sale to the Company in February 2009.

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

Alex Vaickus

Mr. Vaickus has served as our Chief Executive Officer since September 2012.  Mr. Vaickus served as President of Playboy Enterprises Inc. (“PEI”), a media and lifestyle company that markets the Playboy brand through a wide range of media properties and licensing initiatives, from 2009 to 2011 and as President of PEI’s Global Licensing Group from 2000 to 2009.  Mr. Vaickus also served as Executive Vice President (2002-2009) and Senior Vice President (2000-2002) of PEI.  Prior to that, Mr. Vaickus served as PEI’s Vice President of Strategic Planning from 1998 to 2000.  Mr. Vaickus previously served as an executive at a division of Conagra Foods, Inc. from 1993 to 1998 and an executive at a division of Sara Lee Corporation from 1981 to 1993.

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

Evan Stone

Mr. Stone has served as our General Counsel since April 2009 and as our Secretary since July 2008.  He also served as a director from February 2009 through January 2011.  Mr. Stone is a principal of Lee & Stone, LLP, a law firm providing services to the investment community, founded in July 2009.  Mr. Stone served as Vice President of NCM from May 2006 to July 2009 as well as its General Counsel from March 2007 to July 2009.  Prior to joining NCM, from June 2003 to April 2006 and from 1997 to 1999, he served as a mergers and acquisitions attorney at the law firm Skadden, Arps, Slate, Meagher & Flom LLP in New York.  In 2002, Mr. Stone served as Vice President, Corporate Development at Borland Software Inc., a provider of software application lifecycle products.  From 2000 to 2001, Mr. Stone was a member of the investment banking department of Merrill Lynch & Co.  Mr. Stone is currently a director of Applied Minerals Inc., a nanomaterials producer.

The size of the Board is currently fixed at seven directors.  As a result of the resignation of Brad Krassner on September 20, 2012, one Board seat remains vacant.

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

On July 31, 2012, Krassner L.P. disposed of 26,550,047 shares of our common stock, resulting in Mr. Krassner and his affiliates beneficially owning less than five percent (5%) of the outstanding shares of our common stock.  Accordingly, Mr. Krassner ceased to have rights and obligations under the terms of the Mutual Support Agreement, including any right to designate a director to the Board, to jointly select the NP Independent Representative from a list pre-approved by Newcastle or to jointly pre-approve a list of nominees from which the Seller Independent Representative is selected by Newcastle.  Mr. Esch maintains his rights and obligations under the Mutual Support Agreement, including the right to designate a director to the Board, to select the NP Independent Representative from a list pre-approved by Newcastle and to pre-approve a list of nominees from which the Seller Independent Representative is selected by Newcastle.  On September 20, 2012, Mr. Krassner resigned as a director of the Company.

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

Based solely on a review of the copies of the Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2012, we believe that our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2012, except as set forth below.

On February 13, 2012, Brad Krassner, a former director of the Company, and his affiliates Krassner L.P. and Krassner Investments, Inc.  filed a Statement of Changes in Beneficial Ownership on Form 4 which did not timely report the transfer of 705,438 shares on February 8, 2012.

On September 20, 2012, Brad Krassner, a former director of the Company, and his affiliates Krassner L.P. and Krassner Investments, Inc. filed a Statement of Changes in Beneficial Ownership on Form 4 which did not timely report the sale of 2,000,000 shares on July 18, 2012 and the sale of 26,550,047 shares on July 31, 2012.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Executive Chairman, Chief Executive Officer, Chief Financial Officer and General Counsel for each of the last two years.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Mark E. Schwarz	2012	150,000	-	-	-	150,000
Executive Chairman and Former Chief Executive Officer(1)	2011	150,000	-	-	-	150,000

Alex Vaickus	2012	135,416	-	357,416(3)	-	492,832
Chief Executive Officer (2)	2011	-	-	-	-	-

John Murray	2012	200,000	75,000(4)	-	-	275,000
Chief Financial Officer	2011	200,000	75,000(4)	-	-	275,000

Evan Stone	2012	125,000	-	-	-	125,000
General Counsel and Secretary	2011	125,000	-	-	-	125,000
__________
(1)	Mr. Schwarz served as Chief Executive Officer throughout 2011 and from January 1, 2012 through September 25, 2012, at which time he assumed the title of Executive Chairman.

(2)	Mr. Vaickus was appointed Chief Executive Officer on September 25, 2012.

(3)
In connection with his appointment as Chief Executive Officer, Mr. Vaickus was awarded an option to purchase 2,000,000 shares of our common stock with an exercise price of $0.117 per share, a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term.  The option was granted under the Company’s 2011 Incentive Plan.  Amount reflects the fair value of the option grant estimated on the date of grant using the Black-Scholes option pricing model.

(4)	Represents a cash bonus paid to Mr. Murray.

Employment Agreements and Arrangements

Mr. Vaickus entered into an Employment Agreement with the Company on August 29, 2012 and was subsequently appointed Chief Executive Officer on September 25, 2012.  Under the Employment Agreement, Mr. Vaickus is paid (a) a gross annual salary of $500,000 and (b) certain annual performance bonuses ranging from between 7.5% and 15% of EBITDA (earnings before interest, taxes, depreciation and amortization) of the Company’s wholly owned subsidiaries in excess of certain thresholds starting at $5.5 million per year. The applicable calculation of EBITDA is to include Mr. Vaickus’ base salary and other compensation related expense, but exclude the relevant bonus, for purposes of determining whether an EBITDA threshold is met. Mr. Vaickus will also receive annual option grants of 2,000,000 shares of our common stock under the Company’s 2011 Incentive Plan to vest ratably in five (5) equal increments beginning on the first anniversary of the date of grant.  The first such grant was made on September 25, 2012.  The term of the Employment Agreement is two (2) years, subject to an annual evergreen thereafter unless notice of nonrenewal is provided by either party prior to ninety (90) days before the end of the applicable term.

In the event that Mr. Vaickus’ employment is terminated without “cause” or for “good reason”, Mr. Vaickus is entitled to receive continued salary for the lesser of (1) the number of months remaining on the term of the Employment Agreement and (2) the Number of Qualifying Months (as herein defined). The “Number of Qualifying Months” means three (3) months plus, for each twelve (12) month renewal period that occurred under the Employment Agreement, one (1) additional month. “Cause” includes a breach of the Employment Agreement that remains uncured within ten (10) days after a written demand of performance is delivered identifying the manner in which Mr. Vaickus has not performed or any violation of the restrictive covenants set forth in the Employment Agreement without reference to any cure period.  “Good reason” means a reduction of Mr. Vaickus’ salary.

The Employment Agreement also contains certain non-compete and non-solicitation provisions.

Messrs. Schwarz, Murray and Stone are employed on an “at will” basis and do not have employment, severance or change in control agreements with the Company.

Potential Payments Upon Termination or Change in Control

Except for the severance arrangements under Mr. Vaickus’ Employment Agreement as described above, we have no plans or other arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change in control) or other events following a change in control.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding equity awards held by the named executive officers as of December 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable(#)	Unexercisable(#)

Mark E. Schwarz	-	-	-	-

Alex Vaickus	-	2,000,000	0.117	09/25/22

John Murray	50,000	0	0.28	06/18/14

Evan Stone	-	-	-	-

Director Compensation

For the fiscal year ended December 31, 2012, each of our non-employee directors was entitled to compensation consisting of $28,000 in fees, stock options to purchase 100,000 shares of common stock, or a combination of cash and options.  Each of our non-employee directors elected to receive their annual compensation for 2012 all in cash.

For the fiscal year ended December 31, 2012, Mark Pape earned an annual cash retainer of $2,500 for his service as the Chairman of the Audit Committee and $1,000 for his service as a member of the Compensation Committee.  In addition, James Roddey earned an annual cash retainer of $1,500 for his service as the Chairman of the Compensation Committee and $2,000 for his service as a member of the Audit Committee.

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

Horst-Dieter Esch	28,000	-	28,000

Brad Krassner (1)	14,000	-	14,000

Clinton Coleman	28,000	-	28,000

James Dvorak	28,000	-	28,000

Mark Pape	31,500	-	31,500

James Roddey	31,500	-	31,500
_______________
(1)	Resigned from Board on September 20, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of April 26, 2013 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

As of April 26, 2013, 119,669,761 shares of our common stock were outstanding.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by such holders, and also includes options to purchase shares of our common stock exercisable within 60 days of April 26, 2013.  Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o Wilhelmina International, Inc., 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

	Common Stock
Name of Beneficial Owner	Shares		%	(1)
5% or Greater Stockholders

Newcastle Partners, L.P.(2)	48,614,513	(3)	40.6
Lorex Investments AG(4)	28,677,115	(5)	24.0
Ronald L. Chez(6)	6,971,057	(7)	5.8

Directors and Named Executive Officers

Mark E. Schwarz	48,614,513	(8)	40.6
Clinton Coleman	0		-
James Dvorak	0		-
Horst-Dieter Esch	29,177,115	(9)	24.4
Mark Pape	0		-
James Roddey	0		-
Alex Vaickus	0		-
John Murray	50,000	(10)	*
Evan Stone	0		-

All directors and executive officers as a group (nine persons)	77,841,628	(11)	65.0

______________
*	Less than 1%

(1)
Based on 119,669,761 shares of common stock outstanding as of April 26, 2013.  With the exception of shares that may be acquired by employees pursuant to our 401(k) retirement plan, a person is deemed to be the beneficial owner of common stock that can be acquired within 60 days of April 26, 2013, upon the exercise of options.  Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person, but not those held by any other person, and that are exercisable within 60 days of April 26, 2013 have been exercised.

(2)	The business address of Newcastle is 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

(3)
Consists of shares of common stock held by Newcastle, as disclosed in Amendment No. 7 to a Schedule 13D filed with the SEC on August 3, 2012.  NCM, as the general partner of Newcastle, may be deemed to beneficially own the shares held by Newcastle.  Newcastle Capital Group, L.L.C. (“NCG”), as the general partner of NCM, which in turn is the general partner of Newcastle, may be deemed to beneficially own the shares held by Newcastle.  Mark E. Schwarz, as the managing member of NCG, the general partner of NCM, which in turn is the general partner of Newcastle, may also be deemed to beneficially own the shares held by Newcastle.  Each of NCM, NCG and Mr. Schwarz disclaims beneficial ownership of the shares held by Newcastle except to the extent of their pecuniary interest therein.

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

(6)	The business address of Ronald L. Chez is 219 E. Lake Shore Drive, Chicago, Illinois 60611.

(7)
Consists of shares of common stock held by individual retirement accounts for the benefit of Ronald L. Chez and Ronald L. Chez individually, as disclosed in Amendment No. 1 to a Schedule 13D filed with the SEC on April 26, 2013.

(8)
Consists of 48,614,513 shares of common stock held by Newcastle.  Mr. Schwarz may be deemed to beneficially own the shares held by Newcastle by virtue of his power to vote and dispose of such shares.  Mr. Schwarz disclaims beneficial ownership of the shares held by Newcastle except to the extent of his pecuniary interest therein.

(9)
Consists of 500,000 shares of common stock held by Dieter Esch and 28,677,115 shares of common stock held by Lorex.  Mr. Esch is the sole stockholder of Lorex and Peter Marty is the sole officer and director of Lorex.  Mr. Esch and Mr. Marty share voting and dispositive power over the shares held by Lorex.  Mr. Marty has no pecuniary interest in the shares held by Lorex.

(10)
Consists of shares of common stock issuable upon the exercise of options held by John Murray individually.  Mr. Murray is the Chief Financial Officer of NCM.  Mr. Murray disclaims beneficial ownership of the 48,614,513 shares held by Newcastle.

(11)	Consists of 77,791,628 shares of common stock and 50,000 shares of common stock issuable upon the exercise of options.

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

Equity Compensation Plan Table

The following table summarizes the equity compensation plans under which common stock may be issued as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,050,000	$0.12	4,000,000

Equity compensation plans not approved by security holders	-	-	-

Total	2,050,000	$0.12	4,000,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Related Persons

Transactions with Newcastle and our Affiliates

Our corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which is also an office of NCM.  Pursuant to an oral agreement, we previously occupied a portion of NCM’s office space on a month-to-month basis at no charge, and received accounting and administrative services from employees of NCM at no charge.  Effective October 1, 2006, the parties formalized this arrangement by executing a services agreement.  Pursuant to the services agreement, we continue to occupy a portion of NCM’s office space on a month-to-month basis at $2,500 per month and incur additional fees to NCM for accounting and administrative services provided by employees of NCM.  During the fiscal years ended December 31, 2012 and 2011, we incurred fees (including the payments for the NCM office space) of approximately $30,000 and $30,000, respectively, under the services agreement.

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

Mr. Schwarz, our Executive Chairman and Chairman of the Board, is the Chairman, Chief Executive Officer and Portfolio Manager of NCM, which is the General Partner of Newcastle.  Mr. Murray, our Chief Financial Officer, is the Chief Financial Officer of NCM.  Mr. Stone, our General Counsel, is a former Vice President and General Counsel of NCM.  Messrs. Coleman and Dvorak, who each serve on our Board, are Vice Presidents of NCM.

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

As of December 31, 2012, the Company had paid to the Control Sellers approximately $676,000 in respect of the Miami Earnout.  During March 2013, the Company offset approximately $446,000 of the Company’s aggregate remaining approximately $446,000 earn-out obligation (as of December 31, 2012) to the Control Sellers in respect of the Control Seller’s indemnification responsibility for losses incurred by the Company and its subsidiaries in the settlement of foreign withholding claims for tax years 2006 and 2008.

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

Mr. Krassner resigned as a member of the Board on September 20, 2012.

Director Independence

Annually, as well as in connection with the election or appointment of a new director to the Board, the Board considers the business and charitable relationships between it and each director.  The Board determines whether directors are “independent” under Nasdaq’s listing standards.  The Board has determined that Mark Pape and James Roddey are independent under Nasdaq’s listing standards.  Mr. Schwarz is not independent under Nasdaq’s listing standards.  With respect to 2013, the Board has not made a determination regarding the independence of Messrs. Coleman, Dvorak or Esch.  Mr. Krassner, who served as a director in 2012, was previously determined by the Board to not be independent under Nasdaq’s listing standards. The Audit Committee is comprised of Messrs. Pape (Chairman) and Roddey, both of whom are independent under Nasdaq’s listing standards applicable to Audit Committee members.  The Compensation Committee is also composed of Messrs. Pape and Roddey. The Company does not have a separately-designated Nominating Committee at this time.

Item 14.	Principal Accountant Fees and Services

Fees Billed During Fiscal 2012 and 2011

Audit Fees

The aggregate fees billed by Burton McCumber & Cortez, L.L.P. (“Burton McCumber”) (our independent registered public accounting firm through September 7, 2012) and Montgomery Coscia Greilich LLP (“Montgomery Coscia”) (our independent registered public accounting firm engaged effective September 27, 2012), for professional services required for the audit of our annual financial statements included in our Annual Report on Form 10-K and the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other services that are normally provided in connection with statutory or regulatory filings or engagements, was $166,418 and $186,852 for fiscal years 2012 and 2011, respectively.

Audit-Related Fees

We did not engage or pay Burton McCumber nor Montgomery Coscia for assurance and related services in fiscal years 2012 and 2011.

Tax Fees

We did not engage or pay Burton McCumber for professional services relating to tax compliance, tax advice or tax planning in fiscal years 2012 and 2011. Professional services relating to tax compliance, tax advice and tax planning paid to Montgomery Coscia was $52,176 and $90,801 for fiscal years 2012 and 2011, respectively.

All Other Fees

Other than the services described above, we did not engage or pay Burton McCumber nor Montgomery Coscia for services in fiscal years 2012 and 2011.

Pre-Approval Policies and Procedures

All audit services to be performed by our independent registered public accounting firm must be approved in advance by the Audit Committee.  Consistent with applicable law, limited amounts of services, other than audit, review or attest services, may be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided each such approved service is reported to the full Audit Committee at its next meeting.

All of the audit engagements and fees for the fiscal years ended December 31, 2012 and December 31, 2011 were pre-approved by the Audit Committee.  In connection with the audit of our financial statements for the fiscal year ended December 31, 2012, Montgomery Coscia only used full-time, permanent employees.

The Audit Committee has considered whether the provision by Montgomery Coscia of the services covered by the fees other than the audit fees is compatible with maintaining Montgomery Coscia’s independence and believes that it is compatible.

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

4.18
Thirteenth Amendment to Rights Agreement, dated April 25, 2013, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated April 26, 2013).

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

10.29	Letter agreement dated April 24, 2013 between Wilhelmina International, Inc. and Ronald L. Chez (incorporated by reference from Exhibit 10.1 to Form 8-K, dated April 26, 2013)

14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).

16.1	Burton, McCumber & Cortez, L.L.P. Letter, dated September 28, 2012 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated September 27, 2012).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to Form 10-K, dated December 31, 2010).

23.1	Consent of Burton, McCumber & Cortez, L.L.P. (previously filed with the Original Form 10-K).

23.2	Consent of Montgomery, Coscia & Greilich, L.L.P. (previously filed with the Original Form 10-K).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (previously filed with the Original Form 10-K).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (previously filed with the Original Form 10-K).

*           Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.

Date: April 29, 2013	By:	/s/ Mark E. Schwarz
	Name:	Mark E. Schwarz
	Title:	Executive Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April, 2013.

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