Form 10-Q
period 2013-03-31
Wilhelmina International, Inc.
filed 2013-05-15
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013 the registrant had 119,669,761 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$603	$1,145
Accounts receivable, net of allowance for doubtful accounts of $760 and $760	9,891	9,904
Indemnification receivable	-	428
Deferred tax asset	202	202
Prepaid expenses and other current assets	277	207
Total current assets	10,973	11,886

Property and equipment, net of accumulated depreciation of $382 and $353	553	554

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $6,816 and $6,459	1,524	1,881
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	361	305

Total assets	$34,663	$35,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,667	$2,607
Due to models	6,432	7,057
Foreign withholding claim subject to indemnification	-	428
Earn out liability	55	509
Total current liabilities	9,154	10,601

Long term liabilities
Amegy credit facility	1,500	1,250
Deferred income tax liability	2,002	2,002
Total long-term liabilities	3,502	3,252

Total liabilities	12,656	13,853

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized;129,440,752 shares issued at March 31, 2013 and December 31, 2012	1,294	1,294
Treasury stock (9,770,991 shares), at cost	(1,227)	(1,227)
Additional paid-in capital	85,239	85,201
Accumulated deficit	(63,299)	(63,243)
Total shareholders’ equity	22,007	22,025

Total liabilities and shareholders’ equity	$34,663	$35,878

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

(In thousands)

	Three months ended March 31,
	2013	2012
Revenues
Revenues	$13,915	$13,092
License fees and other income	201	386
Total revenues	14,116	13,478

Model costs	9,816	9,158

Revenues net of model costs	4,300	4,320

Operating expenses
Salaries and service costs	2,797	2,392
Office and general expenses	818	791
Amortization and depreciation	390	396
Corporate overhead	320	408
Total operating expenses	4,325	3,987
Operating (loss) income	(25)	333

Other income (expense):
Equity Earnings in Wilhelmina Kids & Creative Mgmt, LLC	17	4
Interest income	2	2
Interest expense	(12)	(7)
Total other income (expense)	7	(1)

(Loss) income before provision for income taxes	(18)	332

Provision for income taxes
Current	(38)	(122)
Deferred	-	-
	(38)	(122)

Net (loss) income applicable to common stockholders	$(56)	$210

Basic and diluted (loss) income per common share	$(0.00)	$0.00

Weighted average common shares outstanding	119,670	129,441

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(56)	$210
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and depreciation	390	396
Share based payment expense	38	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	13	2,383
(Increase) decrease in prepaid expenses and other assets	(126)	6
Decrease in due to models	(625)	(2,088)
Increase (decrease) in accounts payable and accrued liabilities	62	(487)
Increase in other liabilities	-	176
Net cash (used in ) provided by operating activities	(304)	596

Cash flows from investing activities:
(Decrease) in earnout liability	(454)	-
Purchase of property and equipment	(34)	(64)
Net cash used in investing activities	(488)	(64)

Cash flows from financing activities
Proceeds from Amegy Bank credit facility	500	-
Repayment of Amegy Bank credit facility	(250)	-
Net cash provided by financing activities	250	-

Net (decrease) increase in cash and cash equivalents	(542)	532
Cash and cash equivalents, beginning of period	1,145	3,128
Cash and cash equivalents, end of period	$603	$3,660

Supplemental disclosures of cash flow information
Cash paid for interest	$12	$7
Cash paid for income taxes	$37	$222

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included.  In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for such periods.  It is recommended that these interim unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

As of May 14, 2013, the Company had outstanding borrowings of $1,500,000 under the Credit Agreement.

Note 4.  Restricted Cash

At March 31, 2013 and March 31, 2012, the Company had approximately $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 5.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company is also a party to product licensing agreements with a talent it previously represented.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $72,000 and $240,000 for the three months ended March 31, 2013 and 2012, respectively.

During April 2012, the Company reached an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company.  In connection with such modifications (which did not change amounts to which the Company is entitled in respect of such agreements), the Company and the former talent also executed mutual obligation releases relating to the parties’ former representation arrangements. In connection with the foregoing contracts, the Company was carrying deferred revenues of approximately $716,000 (of which approximately $61,000 were scheduled to be recognized during the three months ended March 31, 2013 in the absence of agreement), all of which were recognized during April 2012.

Note 6.  Commitments and Contingencies

On May 2, 2012, Sean Patterson (“Patterson”), the former President of the Company's subsidiary, Wilhelmina International, Ltd. (“Wilhelmina International”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, alleging, among other things, breach of Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him.  The Company believes these claims are without merit and intends to vigorously defend itself.

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

As of March 31, 2013, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of March 31, 2013, total compensation payable under the remaining contractual term of these agreements was approximately $2,800,000.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore subject to certain exceptions, as of March 31, 2013, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $2,190,000. During the three months ended March 31, 2013 and 2012, the Company paid compensation costs of approximately $0 and $95,000, respectively, in connection with certain non-compete and contractual arrangements of former employees.

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

As of December 31, 2012, the Company’s estimate of the foreign withholding claims for tax years 2006 and 2008 was approximately $428,000, which includes approximately $88,000 of additional interest and penalties incurred since June 2010 when the IRS notices were received.

During February 2013, the IRS division of Appeals concluded that there was no basis for abatement of the 2006 and 2008 foreign withholding claims, within the protective framework of reasonable cause, and therefore, closed the case. During March 2013, the Company paid approximately $454,000 in settlement of the foreign withholding claims for tax years 2006 and 2008.

The Company is indemnified by certain of the selling parties in the Wilhelmina Acquisition for losses incurred as a result of such deficiency notice, and the selling parties have confirmed such responsibility to the Company.  Such indemnification is required to be satisfied in cash and/or, at the election of the Company, by offset to future earn-out payments.  As of September 30, 2012, the Company had paid approximately $1,735,000 of the Company’s earn-out obligations relating to operating results of Wilhelmina Miami, Inc., a subsidiary of the Company (“Wilhelmina Miami”), in connection with the Wilhelmina Acquisition (the “Miami Earnout”), with remaining amounts, net of indemnity claims for which the selling parties retained responsibility.

During March 2013, the Company offset approximately $454,000 of the Company’s remaining approximately $509,000 Miami Earnout obligation (as of December 31, 2012) for losses incurred in the settlement of the foreign withholding claims for tax years 2006 and 2008, leaving a balance of approximately $55,000 which is owed under the Miami Earnout obligation.

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

Standstill Agreement

On April 24, 2013, the Company and Ronald L. Chez (“Chez”), a shareholder of the Company, entered into a letter agreement (the “Standstill Agreement”), pursuant to which Chez and his Affiliates (as defined in the Standstill Agreement) agreed not to, without the prior approval of the Board of Directors of the Company, (a) beneficially own in excess of 10,000,000 shares of Common Stock of the Company nor (b) directly or indirectly, make any proposal or offer to acquire (other than pursuant to a confidential proposal to the Board of Directors of the Company), or agree to acquire or to become the beneficial owner of (i) any shares of Common Stock, (ii) any other securities of the Company convertible, exchangeable or exercisable into shares of Common Stock or (iii) any other voting securities of the Company, which, when added together with any such securities beneficially owned by Chez and his Affiliates immediately prior thereto, would provide Chez and his Affiliates with voting power in the aggregate in excess of 10,000,000 shares of Common Stock.

The Company agreed to, within three (3) business days of the execution of the Standstill Agreement promptly execute (and submit for signature by the Rights Agent) an amendment to the Rights Agreement, which amendment provides that Chez shall not be deemed to be an “Acquiring Person” under the Rights Agreement by virtue of (a) the acquisition of shares of Common Stock purchased by Chez and disclosed in the initial Schedule 13D with respect to the Company filed by Chez on March 22, 2013 (the “Initial Chez 13D”) or (b) the acquisition of additional shares of Common Stock in one or more purchases which in the aggregate, when added together with the shares of Common Stock reflected in the Initial Chez 13D, do not exceed 10,000,000 shares of Common Stock.

The restrictions set forth in the Standstill Agreement will terminate upon the earlier of sixty (60) days following the expiration of the Rights Agreement or the earlier termination of the Rights Agreement (including pursuant to a redemption of the outstanding rights in accordance therewith) by the Company.

Amendment to Rights Agreement

On April 25, 2013, the Company entered into a Thirteenth Amendment (the “Thirteenth Amendment”) to the Rights Agreement. The Thirteenth Amendment, among other things, (i) amends the definition of Acquiring Person (as defined in the Rights Agreement) to provide that Chez shall not be deemed to be an Acquiring Person solely by virtue of (a) purchases by Chez, individually and through individual retirement accounts for his benefit, of shares of Common Stock which resulted in his beneficial ownership exceeding 4.99% of the Common Stock outstanding, as disclosed in the Initial Chez 13D (the “Reported Chez Purchases”) or (b) purchases by Chez, individually or through individual retirement accounts for his benefit, of a number of shares of Common Stock which in the aggregate, when added together with the number of shares of Common Stock beneficially owned by Chez as reflected in the Initial Chez 13D (i.e., 6,701,857 shares of common stock), shall not exceed ten million (10,000,000) shares of Common Stock (the “Permitted Additional Chez Purchases”), (ii) amends the definition of Triggering Event (as defined in the Rights Agreement) to provide that no Triggering Event shall result solely by virtue of any Reported Chez Purchases or Permitted Additional Chez Purchases, (iii) provides that a Distribution Date (as defined in the Rights Agreement) shall not be deemed to have occurred solely by virtue of any Reported Chez Purchases or Permitted Additional Chez Purchases and (iv) provides that no Reported Chez Purchases or Permitted Additional Chez Purchases shall be deemed to be events that cause the Rights to become exercisable. The Thirteenth Amendment also provides for certain other conforming and technical amendments to the terms and provisions of the Rights Agreement.

Note 8.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes not federal. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of March 31, 2013, the Company had federal income tax loss carryforwards of approximately $5,000,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three months ended March 31, 2013. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

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

During the year ended December 31, 2012, the Company repurchased 9,770,991 shares of Common Stock at an average price of approximately $0.126 per share, for a total of $1,227,000. The repurchase of 8,000,000 of the shares during the year ended December 31, 2012 were effected through a broker dealer making a market in the Company’s shares on behalf of an affiliate of the Company. The remaining 1,770,991 shares were repurchased in the open market. The Company did not repurchase any shares of Common Stock during the three months ended March 31, 2013.

Note 10.  Related Parties

As of March 31, 2013, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Executive Chairman, Chief Financial Officer, and General Counsel and Secretary, respectively. NCM is the General Partner of Newcastle, which owns 48,614,513 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 for the three months ended March 31, 2013 and 2012, respectively. The Company owed NCM $0 as of March 31, 2013 and December 31, 2012, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. For each of the three months ended March 31, 2013 and 2012, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000.

On July 31, 2012, the Company effected a repurchase of 8,000,000 shares of Common Stock involving an affiliate (See Note 9).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2013 and March 31, 2012.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully during the first quarter of 2013.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•    develop Wilhelmina into a global brand;
•    expand the women’s high end fashion board;
•    expand the Wilhelmina Artist Management LLC (“WAM”) business;
•    strategic acquisitions;
•    licensing the “Wilhelmina” name to leading model management agencies;
•    licensing the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products;
•    promoting model search contests, and events and partnering on media projects (television, film, books, etc.).

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

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

Analysis of Consolidated Statements of Operations and Gross Billings

	March 31,	March 31,	Percent Change
Three Months Ended	2013	2012	2013 vs 2012

GROSS BILLINGS	$14,890,000	$15,320,000	(2.8%)

Revenues	13,915,000	13,092,000	6.3%
License fees and other income	201,000	386,000	(47.9%)
TOTAL REVENUES	14,116,000	13,478,000	4.7%
Model costs	9,816,000	9,158,000	7.2%
REVENUES NET OF MODEL COSTS	4,300,000	4,320,000	(0.5%)
GROSS PROFIT MARGIN	30.5%	32.1%
Salaries and service costs	2,797,000	2,392,000	17.1%
Office and general expenses	818,000	791,000	3.4%
Amortization and depreciation	390,000	396,000	(1.5%)
Corporate overhead	320,000	408,000	(21.6%)
OPERATING INCOME	(25,000)	333,000	(108.7%)
OPERATING MARGIN	-0.2%	2.5%
Interest income	2,000	2,000	0.0%
Interest expense	(12,000)	(7,000)	71.4%
Equity Earnings in affiliate	17,000	4,000	325.0%
INCOME BEFORE INCOME TAXES	(18,000)	332,000	(106.6%)
Income taxes	38,000	122,000	(68.9%)
Effective tax rate	-	36.7%
NET INCOME	$(56,000)	$210,000	(128.6%)

Gross Billings

Generally, the Company’s gross billings fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. During the three months ended March 31, 2013, the Company experienced a 6% increase in gross billings across the core modeling business, which was more than offset by a 53% decrease in the gross billings of the WAM business, when compared to the gross billings across the core modeling and WAM businesses for three months ended March 31, 2012. Gross billings of the WAM business decreased due to reduced fixed payments earned under a product licensing agreement (per the terms of the contract) and due to the expiration of another product licensing agreement (per the terms of the contract), which the Company was a party to, with a former talent. Management expects gross billings and operating results from the WAM business to continue to decline in 2013 as compared to 2012, as a result of existing product licensing agreements expiring over the next twelve to fifteen months. Management cannot estimate the impact of any new product licensing agreements, which would offset this trend. Gross billings of the WAM division represented approximately 7% of total gross billings for the three months ended March 31, 2013, compared to approximately 15% for the three months ended March 31, 2012. During the three months ended March 31, 2013, gross billings of the various boards of the core modeling business experienced positive growth ranging from 8% to 46%, and three boards experienced negative growth ranging from (10%) to (36%), compared to the three months ended March 31, 2012.

Revenues

The increase in revenues for the three months ended March 31, 2013 is attributable to a 6% increase in gross billings in the core modeling business, somewhat offset by a decline in licensing fees (as discussed above).

License Fees and Other Income

License fees and other income include the following:

·
Product licensing agreements between the Company, its clients and talent, whereby the Company participates in the sharing of royalties. During the three months ended March 31, 2013, royalties from these licensing agreements totaled approximately $72,000, compared to $240,000 for the three months ended March 31, 2012.

·
An agreement between the Company and an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the three months ended March 31, 2013 and March 31, 2012, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000.

·
Franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company.  During the three months ended March 31, 2013, franchise fees totaled approximately $102,000, compared to $66,000 for the three months ended March 31, 2012.

·	Fees derived from participants in the Company’s model search contests, events and television syndication royalties.

Gross Profit Margin

Fluctuations in gross profit margin, between periods, is predominantly due to the following:

·
The mix of revenues being derived from talent relationships, which require the reporting of revenues gross (as a principal) versus net (as an agent). Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.

·	An increase or decrease in mother agency fees, relative to model costs.

·
An increase or decrease in the rate of recovery of advances to models (for the cost of producing initial portfolios and other out-of-pocket costs). These costs are expensed as incurred and repayments of such costs are credited to model costs in the period received.

During the three months ended March 31, 2013, the rate of recovery of certain costs advanced to models declined slightly for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Also a decrease in revenues reported on a net basis declined for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. The decrease in net revenues is attributable to a decline in the operating results of the WAM business, as discussed above.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent. The following factors contributed to the changes in salaries and services costs when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012:

·	The Company has hired additional key personnel to execute the Company’s strategy to increase value to shareholders through the initiatives discussed in the “Strategy” section above.

·	During the three months ended March 31, 2013, the Company experienced a slight decrease in T&E costs in connection with delivering services to its customers and models.

·
During the three months ended March 31, 2013 and March 31, 2012, the Company paid compensation costs of approximately $0 and $95,000, respectively, in connection with certain non-compete and contractual arrangements of former employees.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the three months ended March 31, 2013, office and general expenses increased, when compared to the three months ended March 31, 2012, due to costs associated with legal and professional fees, technology, and leases associated with equipment and property. The Company continues to invest in technology, equipment and property to improve delivery of model management services to its talent.

The amount of office and general expenses as a percentage of revenue remained relatively flat at 5.8% for the three months ended March 31, 2013 and March 31, 2012.

Operating Margin

Operating margins declined for the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, mostly as a result of increases in salaries and service costs, somewhat offset by a decrease in corporate overhead.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three months ended March 31, 2013, depreciation and amortization expense totaled $390,000 (of which $357,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), compared to $396,000 during the three months ended March 31, 2012 (of which $368,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases totaled approximately $34,000 and $64,000 during the three months ended March 31, 2013 and three months ended March 31, 2012, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead decreased for the three months ended March 31, 2013, when compared to the three months ended March 31, 2012 due to a decline in legal fees (which were associated with the preparation of a resale registration statement during the three months ended March 31, 2012).

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three months ended March 31, 2013 and March 31, 2012.

Interest Expense

The increase in interest expense for the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, is the result of an increase in average borrowings under the Credit Agreement.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes not federal taxes. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of March 31, 2013, the Company had federal income tax loss carryforwards of approximately $5,000,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three months ended March 31, 2013. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Liquidity and Capital Resources

The Company’s cash balance decreased to $603,000 at March 31, 2013, from $1,145,000 at December 31, 2012. For the three months ended March 31, 2013, cash flows were impacted by the payment of approximately $454,000 in settlement of foreign withholding tax claims for tax years 2006 and 2008 and payment of incentive compensation and bonuses related to the year ended December 31, 2012.

The Company offset approximately $454,000 of the Company’s remaining approximately $509,000 Miami Earnout obligation (as of December 31, 2012), for losses incurred in the settlement of these foreign withholding claims for tax years 2006 and 2008, leaving a balance of approximately $55,000 which is owed under the Miami Earnout obligation.

Also during the three months ended March 31, 2013, the Company increased its net borrowings under the Credit Agreement with Amegy by $250,000.

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

Amegy Credit Agreement

On October 24, 2012, the Company executed and closed the second amendment (“the Second Credit Agreement Amendment”) to its revolving Credit Agreement with Amegy, which amended and replaced the terms amended by the Credit Agreement Amendment. Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000,000, (2) the borrowing base is 75% of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company’s minimum net worth covenant is $22,000,000. The maturity date of the facility is October 15, 2015. Under the terms of the Second Amended and Restated Promissory Note, the interest rate on borrowings is prime rate plus 1%.

As of May 14, 2013, the Company had outstanding borrowings of $1,500,000 under the Credit Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company had $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of March 31, 2013, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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

On May 2, 2012, Sean Patterson, the former President of Wilhelmina International, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, alleging, among other things, breach of Mr. Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Mr. Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him.  The Company believes these claims are without merit and intends to vigorously defend itself.

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

Not applicable.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2013	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
________________
* Filed herewith