Form 10-Q
period 2013-06-30
Wilhelmina International, Inc.
filed 2013-08-14
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013 the registrant had 119,544,761 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$1,720	$1,145
Accounts receivable, net of allowance for doubtful accounts of $760 and $760	10,301	9,904
Indemnification receivable	-	428
Deferred tax asset	202	202
Prepaid expenses and other current assets	398	207
Total current assets	12,621	11,886

Property and equipment, net of accumulated depreciation of $412 and $353	538	554

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $7,173 and $6,459	1,163	1,881
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	216	305

Total assets	$35,790	$35,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,482	$2,607
Due to models	6,812	7,057
Foreign withholding claim subject to indemnification	-	428
Earn out liability	-	509
Total current liabilities	10,294	10,601

Long term liabilities
Amegy credit facility	1,100	1,250
Deferred income tax liability	2,002	2,002
Total long-term liabilities	3,102	3,252

Total liabilities	13,396	13,853

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued at June 30, 2013 and December 31, 2012	1,294	1,294
Treasury stock (9,770,991 shares), at cost	(1,227)	(1,227)
Additional paid-in capital	85,273	85,201
Accumulated deficit	(62,946)	(63,243)
Total shareholders’ equity	22,394	22,025

Total liabilities and shareholders’ equity	$35,790	$35,878

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Revenues	$15,978	$14,867	$29,893	$27,959
License fees and other income	172	459	373	845
Total revenues	16,150	15,326	30,266	28,804

Model costs	11,232	10,230	21,048	19,388

Revenues net of model costs	4,918	5,096	9,218	9,416

Operating expenses
Salaries and service costs	2,846	2,616	5,643	5,008
Office and general expenses	794	880	1,612	1,671
Amortization and depreciation	393	389	783	785
Corporate overhead	324	435	644	843
Total operating expenses	4,357	4,320	8,682	8,307
Operating income	561	776	536	1,109

Other income (expense):
Equity in Earnings of 50% owned subsidiary earnings	(15)	23	2	27
Interest income	2	2	4	4
Interest expense	(16)	(8)	(28)	(15)
	(29)	17	(22)	16

Income before provision for income taxes	532	793	514	1,125

Provision for income taxes
Current	179	208	217	330
Deferred	-	-	-	-
	179	208	217	330

Net income applicable to common stockholders	$353	$585	$297	$795

Basic and diluted net income per common share	$0.00	$0.00	$0.00	$0.01

Weighted average common shares outstanding	119,670	129,441	119,670	129,441

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$297	$795
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	783	785
Share based payment expense	72	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(397)	1,350
(Increase) in prepaid expenses and other assets	(102)	(22)
(Decrease) in foreign withholding claim	(428)	-
Decrease in due to models	(245)	(2,165)
Increase in accounts payable and accrued liabilities	813	453
(Decrease) in deferred revenues	-	(540)
Net cash provided by operating activities	793	656

Cash flows from investing activities:
(Decrease) in earnout liability	(20)	(1,735)
Purchase of property and equipment	(48)	(90)
Net cash used in investing activities	(68)	(1,825)

Cash flows from financing activities
Proceeds from Amegy Bank credit facility	500	-
Repayment of Amegy Bank credit facility	(650)	-
Net cash used in financing activities	(150)	-

Net increase (decrease) in cash and cash equivalents	575	(1,169)
Cash and cash equivalents, beginning of period	1,145	3,128
Cash and cash equivalents, end of period	$1,720	$1,959

Supplemental disclosures of cash flow information
Cash paid for interest	$28	$15
Cash paid for income taxes	$130	$386

Supplemental disclosures of non cash information
Decrease in earnout liability from indemnification receivable offset	$454	$-

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

As of August 14, 2013, the Company had outstanding borrowings of $1,100,000 under the Credit Agreement.

Note 4.  Restricted Cash

At June 30, 2013 and June 30, 2012, the Company had approximately $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 5.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company is also a party to product licensing agreements with a talent it previously represented.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $80,000 and $152,000 for the three and six months ended June 30, 2013, respectively, and approximately $208,000 and $448,000 for the three and six months ended June 30, 2012, respectively.

During April 2012, the Company reached an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company.  In connection with such modifications (which did not change amounts to which the Company is entitled in respect of such agreements), the Company and the former talent also executed mutual obligation releases relating to the parties’ former representation arrangements. In connection with the foregoing contracts, the Company was carrying deferred revenues of approximately $716,000 (of which approximately $61,000 and $122,000 were scheduled to be recognized during the three and six months ended June 30, 2013, respectively, in the absence of agreement), all of which were recognized during April 2012.

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

As of June 30, 2013, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of June 30, 2013, total compensation payable under the remaining contractual term of these agreements was approximately $2,240,000.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore subject to certain exceptions, as of June 30, 2013, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $2,260,000. During the six months ended June 30, 2013, the Company paid no compensation costs, compared to approximately $95,000 and $345,000 during the three and six months ended June 30, 2012, respectively, in connection with certain non-compete and contractual arrangements of former employees.

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

During March 2013, the Company offset approximately $454,000 of the Company’s remaining approximately $509,000 earnout obligation (as of December 31, 2012) for losses incurred in the settlement of the foreign withholding claims for tax years 2006 and 2008.

Note 7.  Share Capital

The Company has a shareholder’s rights plan (the “Rights Plan”). The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company's Common Stock, $.01 par value (the "Common Stock").  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, as amended, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

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

The Company agreed to, within three (3) business days of the execution of the Standstill Agreement promptly execute (and submit for signature by the Rights Agent) an amendment to the Rights Agreement, which amendment provides that Chez shall not be deemed to be an “Acquiring Person” under the Rights Agreement by virtue of (a) the acquisition of shares of Common Stock purchased by Chez and disclosed in the initial Schedule 13D with respect to his ownership of Company Common Stock filed by Chez on March 22, 2013 (the “Initial Chez 13D”) or (b) the acquisition of additional shares of Common Stock in one or more purchases which in the aggregate, when added together with the shares of Common Stock reflected in the Initial Chez 13D, do not exceed 10,000,000 shares of Common Stock.

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

Note 8.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes not federal. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of June 30, 2013, the Company had federal income tax loss carryforwards of approximately $5,000,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the six months ended June 30, 2013. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

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

During the year ended December 31, 2012, the Company repurchased 9,770,991 shares of Common Stock at an average price of approximately $0.126 per share, for a total of $1,227,000. The repurchase of 8,000,000 of such shares of Common Stock were effected through a broker dealer making a market in the Company’s shares on behalf of an affiliate of the Company. The remaining 1,770,991 shares of Common Stock were repurchased in the open market. The Company did not repurchase any shares of Common Stock during the six months ended June 30, 2013.

During July 2013, the Company repurchased 125,000 shares of Common Stock at an average price of approximately $0.164 per share, for a total of $20,500.

Note 10.  Related Parties

As of June 30, 2013, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Executive Chairman, Chief Financial Officer, and General Counsel and Secretary, respectively. NCM is the General Partner of Newcastle, which owns 48,614,513 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $15,000 for each of the three and six months ended June 30, 2013 and 2012, respectively. The Company owed NCM $0 as of June 30, 2013 and June 30, 2012, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. For each of the three and six months ended June 30, 2013 and 2012, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000 and $54,000, respectively.

On July 31, 2012, the Company effected a repurchase of 8,000,000 shares of Common Stock involving an affiliate (See Note 9).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2013 and June 30, 2012.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully during the first half of 2013.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

Analysis of Consolidated Statements of Operations and Gross Billings

	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	Percent Change 2013 vs 2012	June 30, 2013	June 30, 2012	Percent Change 2013 vs 2012

GROSS BILLINGS	17,091,000	16,453,000	3.9%	31,981,000	31,773,000	0.7%

Revenues	15,978,000	14,867,000	7.5%	29,893,000	27,959,000	6.9%
License fees and other income	172,000	459,000	(62.5%)	373,000	845,000	(55.9%)
TOTAL REVENUES	16,150,000	15,326,000	5.4%	30,266,000	28,804,000	5.1%
Model costs	11,232,000	10,230,000	9.8%	21,048,000	19,388,000	8.6%
REVENUES NET OF MODEL COSTS	4,918,000	5,096,000	(3.5%)	9,218,000	9,416,000	(2.1%)
GROSS PROFIT MARGIN	30.5%	33.3%		30.5%	32.7%
Salaries and service costs	2,846,000	2,616,000	8.8%	5,643,000	5,008,000	12.7%
Office and general expenses	794,000	880,000	(9.8%)	1,612,000	1,671,000	(3.5%)
Amortization and depreciation	393,000	389,000	1.0%	783,000	785,000	(0.3%)
Corporate overhead	324,000	435,000	(25.5%)	644,000	843,000	(23.6%)
OPERATING INCOME	561,000	776,000	(27.7%)	536,000	1,109,000	(51.7%)
OPERATING MARGIN	3.5%	5.1%		1.8%	3.9%
Interest income	2,000	2,000	0.0%	4,000	4,000	0.0%
Interest expense	(16,000)	(8,000)	100.0%	(28,000)	(15,000)	86.7%
Equity Earnings in affiliate	(15,000)	23,000	(165.2%)	2,000	27,000	(92.6%)
INCOME BEFORE INCOME TAXES	532,000	793,000	(32.9%)	514,000	1,125,000	(54.3%)
Income taxes	179,000	208,000	(13.9%)	217,000	330,000	(34.2%)
Effective tax rate	33.6%	26.2%		42.2%	29.3%
NET INCOME	353,000	585,000	(39.7%)	297,000	795,000	(62.6%)

Gross Billings

Generally, the Company’s gross billings fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.

 The Company experienced a 12% and 9% increase in gross billings across the core modeling business, during the three and six months ended June 30, 2013, respectively, which were mostly offset by significant decreases in the gross billings of the WAM business, when compared to the gross billings across the core modeling and WAM businesses for the three and six months ended June 30, 2012. Gross billings of the WAM business decreased due to reduced fixed payments earned under a product licensing agreement (per the terms of the contract) and due to the expiration of another product licensing agreement (per the terms of the contract), which the Company was a party to, with a former talent. Management expects gross billings and operating results from the WAM business to continue to decline in 2013 as compared to 2012, as a result of existing product licensing agreements expiring over the next twelve to fifteen months. Management cannot estimate the impact of any new product licensing agreements, which would offset this trend. Gross billings of the WAM division represented approximately 6% and 7% of total gross billings for the three and six months ended June 30, 2013, respectively, compared to approximately 15% and 16% of total gross billings for the three and six months ended June 30, 2012, respectively.

During the three months ended June 30, 2013, gross billings of the various boards of the core modeling business experienced positive growth ranging from 7% to 77%, and three boards experienced negative growth ranging from (22%) to (45%), compared to the three months ended June 30, 2012. During the six months ended June 30, 2013, gross billings of the various boards of the core modeling business experienced positive growth ranging from 17% to 62%, and three boards experienced negative growth ranging from (29%) to (38%), compared to the six months ended June 30, 2012.

Revenues

The increase in revenues for the three and six months ended June 30, 2013,  is attributable to the increases in gross billings in the core modeling business, partially offset by a decline in licensing fees (as discussed above).

License Fees and Other Income

License fees and other income include the following:

·
Product licensing agreements between the Company, its clients and talent, whereby the Company participates in the sharing of royalties. During the three and six months ended June 30, 2013, royalties from these licensing agreements totaled approximately  $80,000 and $152,000, respectively, compared to $208,000 and $448,000 for the three and six months ended June 30, 2012, respectively. As previously mentioned, fixed royalty payments earned have declined under a product licensing agreement (per the terms of the contract) and due to the expiration of another product licensing agreement (per the terms of the contract), which the Company was a party to, with a former talent. Management expects royalty payments earned to continue to decline in 2013 as compared to 2012, as a result of existing product licensing agreements expiring over the next twelve to fifteen months.

·
An agreement between the Company and an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the three and six months ended June 30, 2013 and June 30, 2012, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000 and $54,000, respectively.

·
Franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company.  During the three and six months ended June 30, 2013, franchise fees totaled approximately $64,000 and $166,000 respectively when compared to $58,000 and $124,000 for the three and six months ended June 30, 2012, respectively.

·	Fees derived from participants in the Company’s model search contests, events and television syndication royalties.

Gross Profit Margin

Fluctuations in gross profit margin, between periods, are predominantly due to the following:

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

During the three and six months ended June 30, 2013, the rate of recovery of certain costs advanced to models remained relatively flat when compared to the three and six months ended June 30, 2012. A decrease in royalties earned declined for the three and six months ended June 30, 2013 when compared to the three and six months ended June 30, 2012. The decrease in royalties earned is attributable to a decline in the operating results of the WAM business, as discussed above.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent. The following factors contributed to the increases in salaries and services costs when comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012:

·	The Company has hired additional key personnel to execute the Company’s strategy to increase value to shareholders through the initiatives discussed in the “Strategy” section above.

·	During the three and six months ended June 30, 2013, the Company experienced a slight increase in T&E costs in connection with delivering services to its customers and models.

·
The increases in salaries and services costs for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 were partially offset by the fact that during the three and six months ended June 30, 2012, the Company paid compensation costs of approximately $95,000 and $345,000, respectively, in connection with certain non-compete and contractual arrangements of former employees.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the three and six months ended June 30, 2013, office and general expenses decreased, when compared to the three and six months ended June 30, 2012, due to costs associated with legal and professional fees, technology, and leases associated with equipment and property. The Company continues to invest in technology, equipment and property to improve delivery of model management services to its talent.

The amount of office and general expenses as a percentage of revenue for the six months ended June 30, 2013 was 5.4% compared to 5.8% for the six months ended June 30, 2012.

Operating Margin

Operating margins declined for the three and six months ended June 30, 2013, when compared to the three and six months ended June 30, 2012, mostly as a result of increases in salaries and service costs and a decrease in royalties earned in the WAM business.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and six months ended June 30, 2013, depreciation and amortization expense totaled $393,000 and $783,000 (of which $357,000 and $714,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), compared to $389,000 and $785,000 of depreciation and amortization expense during the three and six months ended June 30, 2012 (of which $357,000 and $725,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases totaled approximately $48,000 and $90,000 during the six months ended June 30, 2013 and June 30, 2012, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead decreased for the three and six months ended June 30, 2013, when compared to the three months ended June 30, 2012 due to a decline in stock exchange and executive search fees.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the six months ended June 30, 2013 and June 30, 2012.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2013, when compared to the three and six months ended June 30, 2012, is the result of an increase in average borrowings under the Credit Agreement.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes not federal taxes. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of June 30, 2013, the Company had federal income tax loss carryforwards of approximately $5,000,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three and six months ended June 30, 2013. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Liquidity and Capital Resources

The Company’s cash balance increased to $1,720,000 at June 30, 2013, from $1,145,000 at December 31, 2012. For the six months ended June 30, 2013, cash balances increased as a result of cash flows from operations of approximately $1,221,000 before the payment of approximately $454,000 in settlement of foreign withholding tax claims for tax years 2006 and 2008.

The Company offset approximately $454,000 of the Company’s remaining approximately $509,000 Miami Earnout obligation (as of December 31, 2012), for losses incurred in the settlement of these foreign withholding claims for tax years 2006 and 2008.

Also during the six months ended June 30, 2013, the Company decreased its net borrowings under the Credit Agreement with Amegy by $150,000.

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

As of August 14, 2013, the Company had outstanding borrowings of $1,100,000 under the Credit Agreement.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of June 30, 2013, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2013	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
________________
* Filed herewith