Form 10-Q
period 2013-09-30
Wilhelmina International, Inc.
filed 2013-11-13
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013 the registrant had 117,813,925 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$1,729	$1,145
Accounts receivable, net of allowance for doubtful accounts of $760 and $760	12,323	9,904
Indemnification receivable	-	428
Deferred tax asset	202	202
Prepaid expenses and other current assets	295	207
Total current assets	14,549	11,886

Property and equipment, net of accumulated depreciation of $459 and $353	792	554

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $7,527 and $6,456	810	1,881
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	328	305

Total assets	$37,731	$35,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,634	$2,607
Due to models	8,359	7,057
Foreign withholding claim subject to indemnification	-	428
Earn out liability	-	509
Total current liabilities	11,993	10,601

Long term liabilities
Amegy credit facility	1,100	1,250
Deferred income tax liability	2,002	2,002
Total long-term liabilities	3,102	3,252

Total liabilities	15,095	13,853

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 129,440,752 shares issued at September 30, 2013 and December 31, 2012	1,294	1,294
Treasury stock (11,554,527 and 9,770,991 shares), at cost	(1,534)	(1,227)
Additional paid-in capital	85,300	85,201
Accumulated deficit	(62,424)	(63,243)
Total shareholders’ equity	22,636	22,025

Total liabilities and shareholders’ equity	$37,731	$35,878

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Revenues	$17,965	$12,964	$47,858	$40,923
License fees and other income	134	633	507	1,478
Total revenues	18,099	13,597	48,365	42,401

Model costs	12,626	9,226	33,674	28,614

Revenues net of model costs	5,473	4,371	14,691	13,787

Operating expenses
Salaries and service costs	2,818	2,456	8,461	7,464
Office and general expenses	979	867	2,591	2,538
Amortization and depreciation	394	387	1,177	1,172
Corporate overhead	265	301	909	1,144
Total operating expenses	4,456	4,011	13,138	12,318
Operating income	1,017	360	1,553	1,469

Other income (expense):
Equity in Earnings of 50% owned subsidiary earnings	19	28	21	55
Interest income	2	2	6	6
Interest expense	(13)	(11)	(41)	(26)
	8	19	(14)	35

Income before provision for income taxes	1,025	379	1,539	1,504

Provision for income taxes
Current	(503)	(47)	(720)	(377)
Deferred	-	-	-	-
	(503)	(47)	(720)	(377)

Net income applicable to common stockholders	$522	$332	$819	$1,127

Basic and diluted net income per common share	$0.00	$0.00	$0.01	$0.01

Weighted average common shares outstanding	119,094	124,108	119,475	127,663

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$819	$1,127
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,177	1,172
Share based payment expense	99	14
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,419)	2,228
(Increase) in prepaid expenses and other assets	(111)	(116)
(Decrease) in foreign withholding claim	(428)	-
Increase (decrease) in due to models	1,302	(2,433)
Increase in accounts payable and accrued liabilities	966	347
(Decrease) in deferred revenues	-	(540)
Net cash provided by operating activities	1,405	1,799

Cash flows from investing activities:
Purchase of property and equipment	(344)	(90)
Net cash used in investing activities	(344)	(90)

Cash flows from financing activities
(Decrease) in earnout liability	(20)	(1,735)
Common stock repurchase	(307)	(1,008)
Proceeds from Amegy Bank credit facility	500	1,000
Repayment of Amegy Bank credit facility	(650)	-
Net cash used in financing activities	(477)	(1,743)

Net increase (decrease) in cash and cash equivalents	584	(34)
Cash and cash equivalents, beginning of period	1,145	3,128
Cash and cash equivalents, end of period	$1,729	$3,094

Supplemental disclosures of cash flow information
Cash paid for interest	$41	$26
Cash paid for income taxes	$368	$623

Supplemental disclosures of non cash information
Decrease in earnout liability from indemnification receivable offset	$454	$-

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included.  In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for such periods.  It is recommended that these interim unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.  Certain prior year reported amounts have been reclassified to conform to the current period presentation.

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

As of November 12, 2013, the Company had outstanding borrowings of $1,100,000 under the Credit Agreement.

Note 4.  Restricted Cash

At September 30, 2013 and September 30, 2012, the Company had approximately $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

 Note 5.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company is also a party to product licensing agreements with a talent it previously represented.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $108,000 and $180,000 for the three and nine months ended September 30, 2013, respectively, and approximately $543,000 and $978,000 for the three and nine months ended September 30, 2012, respectively.

During April 2012, the Company reached an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company.  In connection with such modifications (which did not change amounts to which the Company is entitled in respect of such agreements), the Company and the former talent also executed mutual obligation releases relating to the parties’ former representation arrangements. In connection with the foregoing contracts, the Company was carrying deferred revenues of approximately $716,000 (of which approximately $61,000 and $183,000 were scheduled to be recognized during the three and nine months ended September 30, 2013, respectively, in the absence of agreement), all of which were recognized during April 2012.

Note 6.  Commitments and Contingencies

On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, Ltd. (“Wilhelmina International”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, alleging, among other things, breach of Mr. Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Mr. Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him.  The Company believes these claims are without merit and intends to vigorously defend itself.

On October 10, 2012, Wilhelmina International, Ltd. and Wilhelmina Models, Inc., two subsidiaries of the Company (the “Wilhelmina Subsidiary Parties”), received a Summons with Notice in connection with a purported class action lawsuit filed in New York State Supreme Court (New York County) naming the Wilhelmina Subsidiary Parties as defendants (the “Raske Litigation”). The Wilhelmina Subsidiary Parties were subsequently served the complaint. The complaint asserted claims, including breach of fiduciary duty, unjust enrichment and conversion, allegedly arising out of, among other things, the handling and reporting of funds on behalf of models and the use of model images. Other defendants in the Raske Litigation included other model management companies, advertising firms and certain advertisers.  On September 6, 2013, the lawsuit was dismissed in its entirety on various grounds, including plantiff’s lack of standing.

On October 28, 2013, the Company’s litigation counsel was informed by email from plaintiffs’ counsel that the Wilhelmina Subsidiary Parties have been named again as defendants in a new purported class action lawsuit filed in New York State Supreme Court (New York County) brought by the same lead counsel who represented plaintiffs in the Raske Litigation.  The claims in the new lawsuit include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants include other model management companies, advertising firms and certain advertisers. The Company believes the new claims are without merit and, assuming proper service is made on the Wilhelmina Subsidiary Parties in the lawsuit, intends to vigorously defend itself and its subsidiaries.

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

As of September 30, 2013, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of September 30, 2013, total compensation payable under the remaining contractual term of these agreements was approximately $1,747,000.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore subject to certain exceptions, as of September 30, 2013, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $2,290,000. During the nine months ended September 30, 2013, the Company paid no compensation costs, compared to approximately $168,000 and $515,000 during the three and nine months ended September 30, 2012, respectively, in connection with certain non-compete and contractual arrangements of former employees.

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

The Company agreed to, within three (3) business days of the execution of the Standstill Agreement, promptly execute (and submit for signature by the Rights Agent) an amendment to the Rights Agreement, which amendment provides that Chez shall not be deemed to be an “Acquiring Person” under the Rights Agreement by virtue of (a) the acquisition of shares of Common Stock purchased by Chez and disclosed in the initial Schedule 13D with respect to his ownership of Company Common Stock filed by Chez on March 22, 2013 (the “Initial Chez 13D”) or (b) the acquisition of additional shares of Common Stock in one or more purchases which in the aggregate, when added together with the shares of Common Stock reflected in the Initial Chez 13D, do not exceed 10,000,000 shares of Common Stock.

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

Note 8.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of September 30, 2013, the Company had federal income tax loss carryforwards of approximately $3,500,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the nine months ended September 30, 2013. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Note 9.  Treasury Stock

During the year ended December 31, 2012, the Board of Directors authorized a stock repurchase program, whereby the Company could repurchase up to 10,000,000 shares of its outstanding Common Stock. The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Credit Agreement.

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

During the three months ended September 30, 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an additional 10,000,000 shares of Common Stock. During the three months ended September 30, 2013, the Company repurchased 1,773,536 shares of Common Stock at an average price of approximately $0.174 per share, for a total of $307,726.

Subsequent to September 30, 2013, the Company has repurchased an additional 82,300 shares of Common Stock at an average price of approximately $0.182 per share, for a total of $15,005.

As of November 12, 2013, the Company has repurchased under the stock repurchase program a total of 11,626,827 shares of Common Stock at an average price of approximately $0.133 per share, for a total of $1,549,732.

Note 10.  Related Parties

As of September 30, 2013, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), John Murray, Chief Financial Officer of NCM, and Evan Stone, the former Vice President and General Counsel of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Executive Chairman, Chief Financial Officer, and General Counsel and Secretary, respectively. NCM is the General Partner of Newcastle, which owns 48,614,513 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $8,000 and $24,000 for each of the three and nine months ended September 30, 2013 and 2012, respectively. The Company owed NCM $0 as of September 30, 2013 and September 30, 2012, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. For each of the three and nine months ended September 30, 2013 and 2012, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000 and $81,000, respectively.

On July 31, 2012, the Company effected a repurchase of 8,000,000 shares of Common Stock involving an affiliate (See Note 9).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2013 and September 30, 2012.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully during the first nine months of 2013.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Analysis of Consolidated Statements of Operations and Gross Billings

	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	Percent Change 2013 vs 2012	September 30, 2013	September 30, 2012	Percent Change 2013 vs 2012

GROSS BILLINGS	18,735,000	16,195,000	15.7%	50,716,000	47,968,000	5.7%

Revenues	17,965,000	12,964,000	38.6%	47,858,000	40,923,000	16.9%
License fees and other income	134,000	633,000	(78.8%)	507,000	1,478,000	(65.7%)
TOTAL REVENUES	18,099,000	13,597,000	33.1%	48,365,000	42,401,000	14.1%
Model costs	12,626,000	9,226,000	36.9%	33,674,000	28,614,000	17.7%
REVENUES NET OF MODEL COSTS	5,473,000	4,371,000	25.2%	14,691,000	13,787,000	6.6%
GROSS PROFIT MARGIN	30.2%	32.1%		30.4%	32.5%
Salaries and service costs	2,818,000	2,456,000	14.7%	8,461,000	7,464,000	13.4%
Office and general expenses	979,000	867,000	12.9%	2,591,000	2,538,000	2.1%
Amortization and depreciation	394,000	387,000	1.8%	1,177,000	1,172,000	0.4%
Corporate overhead	265,000	301,000	(12.0%)	909,000	1,144,000	(20.5%)
OPERATING INCOME	1,017,000	360,000	182.5%	1,553,000	1,469,000	5.7%
OPERATING MARGIN	5.6%	2.6%		3.2%	3.5%
Interest income	2,000	2,000	0.0%	6,000	6,000	0.0%
Interest expense	(13,000)	(11,000)	18.2%	(41,000)	(26,000)	57.7%
Equity Earnings in affiliate	19,000	28,000	(32.1%)	21,000	55,000	(61.8%)
INCOME BEFORE INCOME TAXES	1,025,000	379,000	170.4%	1,539,000	1,504,000	2.3%
Income taxes	503,000	47,000	970.2%	720,000	377,000	91.0%
Effective tax rate	49.1%	12.4%		46.8%	25.1%
NET INCOME	522,000	332,000	57.2%	819,000	1,127,000	(27.3%)

Gross Billings

Generally, the Company’s gross billings fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.

 The Company experienced a 39% and 19% increase in gross billings across the core modeling business, during the three and nine months ended September 30, 2013, respectively, which were partially offset by significant decreases in the gross billings of the WAM business, when compared to the gross billings across the core modeling and WAM businesses for the three and nine months ended September 30, 2012. Gross billings of the WAM business decreased due to reduced fixed payments earned under a product licensing agreement (per the terms of the contract) and due to the expiration of another product licensing agreement (per the terms of the contract), which the Company was a party to, with a former talent. Management expects gross billings and operating results from the WAM business to continue to decline in 2013 as compared to 2012, as a result of existing product licensing agreements expiring over the next nine to twelve months. Management cannot estimate the impact of any new product licensing agreements, which would offset this trend. Gross billings of the WAM division represented approximately 5% and 6% of total gross billings for the three and nine months ended September 30, 2013, respectively, compared to approximately 21% and 17% of total gross billings for the three and nine months ended September 30, 2012, respectively.

During the three months ended September 30, 2013, gross billings of the various boards of the core modeling business experienced positive growth ranging from 12% to 88%, compared to the three months ended September 30, 2012. During the nine months ended September 30, 2013, gross billings of the various boards of the core modeling business experienced positive growth ranging from 10% to 71%, and three boards experienced negative growth ranging from (9%) to (17%), compared to the nine months ended September 30, 2012.

Revenues

The increase in revenues for the three and nine months ended September 30, 2013,  is attributable to the increases in gross billings of the core modeling business, partially offset by a decline in licensing fees (as discussed above).

License Fees and Other Income

License fees and other income include the following:

·
Product licensing agreements between the Company, its clients and talent, whereby the Company participates in the sharing of royalties. During the three and nine months ended September 30, 2013, royalties from these licensing agreements totaled approximately $108,000 and $180,000, respectively, compared to $543,000 and $978,000 for the three and nine months ended September 30, 2012, respectively. As previously mentioned, fixed royalty payments earned have declined under a product licensing agreement (per the terms of the contract) and due to the expiration of another product licensing agreement (per the terms of the contract), which the Company was a party to, with a former talent. Management expects royalty payments earned to continue to decline in 2013 as compared to 2012, as a result of existing product licensing agreements expiring over the next nine to twelve months.

·
An agreement between the Company and an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the three and nine months ended September 30, 2013 and September 30, 2012, management fee and rental income from the unconsolidated affiliate amounted to approximately $27,000 and $81,000, respectively.

·
Franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company.  During the three and nine months ended September 30, 2013, franchise fees totaled approximately $78,000 and $244,000 respectively when compared to $65,000 and $189,000 for the three and nine months ended September 30, 2012, respectively.

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

Gross profit margins were lower during the three and nine months ended September 30, 2013, when compared to the three and nine months ended September 30, 2012, as a result of a significant decrease in revenues which were reported on a net basis. Royalties earned in the WAM business are reported on a net basis and have decreased significantly, as previously discussed.

 The rate of recovery of certain costs advanced to models (which causes margins to increase) increased during the three and nine months ended September 30, 2013 when compared to the three and nine months ended September 30, 2012. The increase in the recovery of certain costs advanced to models is the result of the increase in gross billings across the core modeling business.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent. The following factors contributed to the increases in salaries and services costs when comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012:

·	The Company has hired additional key personnel to execute the Company’s strategy to increase value to shareholders through the initiatives discussed in the “Strategy” section above.

·	During the three and nine months ended September 30, 2013, the Company experienced an increase in T&E costs in connection with delivering services to its customers and models.

The increases in salaries and services costs for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 were partially offset by the fact that during the three and nine months ended September 30, 2012, the Company paid compensation costs of approximately $168,000 and $515,000, respectively, in connection with certain non-compete and contractual arrangements of former employees.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the three and nine months ended September 30, 2013, office and general expenses increased, when compared to the three and nine months ended September 30, 2012, due to costs associated with legal and professional fees, technology, and leases associated with equipment and property. The Company continues to invest in technology, equipment and property to improve delivery of model management services to its talent.

The amount of office and general expenses as a percentage of revenue for the nine months ended September 30, 2013 was 5.4% compared to 6.0% for the nine months ended September 30, 2012.

Operating Margin

Operating margins increased for the three and nine months ended September 30, 2013, when compared to the three and nine months ended September 30, 2012, as a result of an increase in revenues from the core modeling business, partially offset by a decrease in royalties earned in the WAM business and increases in salaries and service costs.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and nine months ended September 30, 2013, depreciation and amortization expense totaled $394,000 and $1,177,000 (of which $357,000 and $1,071,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), compared to $387,000 and $1,172,000 of depreciation and amortization expense during the three and nine months ended September 30, 2012 (of which $357,000 and $1,082,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases totaled approximately $339,000 and $90,000 during the nine months ended September 30, 2013 and September 30, 2012, respectively. Approximately $270,000 of the fixed assets purchases during the nine months ended September 30, 2013 related to leasehold improvements and new fixtures in the New York office. In accordance with New York office lease (office located at 300 Park Ave South), the Company is entitled to a reimbursement from the landlord of approximately $190,000 of leasehold improvements. The Company expects to receive reimbursement from the Landlord in early 2014.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead decreased for the three and nine months ended September 30, 2013, when compared to the three months ended September 30, 2012 due to a decline in stock exchange and executive search fees.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the nine months ended September 30, 2013 and September 30, 2012.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2013, when compared to the three and nine months ended September 30, 2012, is the result of an increase in average borrowings under the Credit Agreement.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates, California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of September 30, 2013, the Company had federal income tax loss carryforwards of approximately $3,500,000, which begin expiring in 2019.  Realization of the Company’s carryforwards is dependent on future taxable income. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three and nine months ended September 30, 2013. A valuation allowance has been recorded to reflect the tax effect of the net loss carryforwards not used to offset a portion of the deferred tax liability resulting from the Wilhelmina Acquisition.  Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could further affect the limitation in future years.

Liquidity and Capital Resources

The Company’s cash balance increased to $1,729,000 at September 30, 2013, from $1,145,000 at December 31, 2012. For the nine months ended September 30, 2013, cash balances increased as a result of cash flows from operations of approximately $1,854,000 before the payment of approximately $454,000 in settlement of foreign withholding tax claims for tax years 2006 and 2008. The Company offset approximately $454,000 of its remaining approximately $509,000 Miami Earnout obligation (as of December 31, 2012) for losses incurred in the settlement of these foreign withholding claims for tax years 2006 and 2008.

Cash flows from operations during the nine months ended September 30, 2013 were negatively impacted by a significant increase in accounts receivable balances which were partially offset by an increase in amounts due to models. The increased carrying amounts in these balance sheet accounts as of September 30, 2013, when compared to December 31, 2012, are in line with management’s expectations given the growth in revenues during the nine months ended September 30, 2013.

Cash flow from operations were also utilized during the nine months ended September 30, 2013, to make payments under the Credit Agreement with Amegy of $150,000 and to repurchase 1,773,536 shares of the Company’s Common Stock, totaling approximately $307,000.

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

Amegy Credit Agreement

On October 24, 2012, the Company executed and closed the Second Credit Agreement Amendment to its revolving Credit Agreement with Amegy, which amended and replaced the terms amended by the Credit Agreement Amendment. Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000,000, (2) the borrowing base is 75% of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company’s minimum net worth covenant is $22,000,000. The maturity date of the facility is October 15, 2015. Under the terms of the Second Amended and Restated Promissory Note, the interest rate on borrowings is prime rate plus 1%.

As of November 12, 2013, the Company had outstanding borrowings of $1,100,000 under the Credit Agreement.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of September 30, 2013, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

On October 10,2012, Wilhelmina International, Ltd. and Wilhelmina Models, Inc., two subsidiaries of the Company (the “Wilhelmina Subsidairy Parties”) received a Summons with Notice in connection with a purported class action lawsuit filed in New York State Supreme Court (New York County) naming the Wilhelmina Subsidiary Parties as defendants (the “Raske Litigation”). The Wilhelmina Subsidiary Parties were subsequently served the complaint. The complaint asserted claims, including breach of fiduciary duty, unjust enrichment and conversion, allegedly arising out of, among other things, the handling and reporting of funds on behalf of models and the use of model images. Other defendants in the Raske Litigation included other model management companies, advertising firms and certain advertisers.  On September 6, 2013, the lawsuit was dismissed in its entirety on various grounds, including plantiff’s lack of standing..

On October 28, 2013, the Company’s litigation counsel was informed by email from plaintiffs’ counsel that the Wilhelmina Subsidiary Parties have been named again as defendants in a new purported class action lawsuit filed in New York State Supreme Court (New York County) brought by the same lead counsel who represented plaintiffs in the Raske Litigation.  The claims in the new lawsuit include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants include other model management companies, advertising firms and certain advertisers. The Company believes the new claims are without merit and, assuming proper service is made on the Wilhelmina Subsidiary Parties in the lawsuit, intends to vigorously defend itself and its subsidiaries.

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

Item 1.A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Company’s Common Stock made by the Company during the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	125,000	$0.164	125,000	104,009 shares
August 1 – August 31, 2013	810,000	$0.168	810,000	9,190,000 shares
September 1 – September 30, 2013	838,536	$0.181	838,536	8,351,464 shares
Total

During the year ended December 31, 2012, the Board of Directors authorized a stock repurchase program, whereby the Company could repurchase up to 10,000,000 shares of its outstanding Common Stock. The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Credit Agreement.

During the three months ended September 30, 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an additional 10,000,000 shares of Common Stock.

As of November 12, 2013, the Company has repurchased under the stock repurchase program a total of 11,626,827 shares of Common Stock at an average price of approximately $0.133 per share, for a total of $1,549,732.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 12, 2013	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
________________
* Filed herewith