Form 10-K
period 2013-12-31
Wilhelmina International, Inc.
filed 2014-03-31
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-K
(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).   [x] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($229,405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [x] No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,541,161.

As of March 31, 2014, the registrant had 117,406,651 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its Annual Meeting of Shareholders, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2013.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2013

 PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and information relating to Wilhelmina International, Inc. (the “Company” or “Wilhelmina”) and its subsidiaries that are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such forward-looking statements include, in particular, projections about the Company’s future results, statements about its plans, strategies, business prospects, changes and trends in its business and the markets in which it operates. Additionally, statements concerning future matters such as gross billing levels, revenue levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or the Company’s future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of its business or its industry to be materially different from those expressed or implied by any forward-looking statements. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama, Thailand, Dubai, Vancouver and Tokyo. The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

 Organization and Operating Divisions

The Company is comprised of operating companies and divisions focused on the fashion model and talent management business, as well as business areas complimentary to the fashion model and talent management business such as licensing, branding, contests, events and television.  Our business is primarily focused around the following key areas:

•    Fashion model management,
•    Hair & Makeup,
•    Talent management, and
•    Licensing & branding (including contests, events and television)

Fashion Model Management

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

Board Name	Location	Target Market
Women	NYC, LA, Miami	High-end female fashion models
Men	NYC, LA, Miami	High-end male fashion models
Direct Men	NYC	Established male fashion models
Direct Women	NYC	Established female fashion models
Curve	NYC	Full-figured female fashion models
Runway	NYC	Catwalk and designer client services
Lifestyle and Direct 2	NYC, LA, Miami	Commercial print bookings
Fitness	NYC	Fit or athletic models
Kids*	NYC	Child models
____________
*	Through partial ownership of Wilhelmina Kids & Creative Management LLC.

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

Hair & Makeup

The Company has created a division to represent talent in the photography, styling and hair & makeup arenas. These artists work on projects across the globe for well-known companies in the retail, pharmaceutical and music industries. In addition, their work appears in top editorial magazines and on the runways of major fashion houses.

Wilhelmina Artist Management

Wilhelmina Artist Management, LLC (“WAM”), is a talent management company that seeks to secure endorsement and spokesperson work for various celebrities from the worlds of sports, music and entertainment.  WAM has two primary sources of revenue:  commissions paid by talent as a percentage of their gross earnings and royalties or a service charge paid by clients.

Licensing & Branding

Wilhelmina Licensing collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name.  Third-party licensees include several leading fashion model agencies in local markets across the U.S. as well as in Panama, Thailand, Dubai, Vancouver and Tokyo. The film and television business consists of television syndication royalties and production series contracts. Also from time to time, the Company conducts model search contests and other events in an effort to expand the Wilhelmina brand and recruit talent.

Competition

The fashion model management business is highly competitive.  New York City, Los Angeles and Miami, as well as Paris, Milan, Sao Paulo and London, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City, which is considered to be the “capital” of the global fashion industry.  Wilhelmina’s principal competitors include other large fashion model management businesses in the U.S., including DNA Model Management, Elite Model Management, Ford Models, Inc., IMG Models, Marilyn Model Agency and NEXT Model Management.  Apart from Wilhelmina and Paris-based and publicly-listed Elite SA, all other fashion talent management firms are privately-held.

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

Also, over its 48 years of existence, Wilhelmina has created long standing client relationships and a number of business activities related to the fashion model management business that provide exposure to diverse markets and demographics.  The Company has also developed a professional workforce with years of talent management experience.

Clients and Customers

As of December 31, 2013, Wilhelmina had approximately 1,700 active models.  Wilhelmina’s active models include Alexandra Richards, Coco Rocha, Ava Smith, Sung Hee, Soo Joo, Patti Hansen, Tom Heunkels, Baptiste, Marlon Teixeira, RJ King and Armando Cabral.

Wilhelmina serves approximately 2,000 external clients.  Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 5% of overall gross revenues.  The top 100 customers of Wilhelmina together accounted for approximately 50% of overall gross revenues during 2013.

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

EMPLOYEES

As of December 31, 2013, the Company had 92 employees, 63 of whom were located in New York City, 10 of whom were located at Wilhelmina’s Miami, Florida office, 17 of whom were located at Wilhelmina’s Los Angeles, California office and 2 of whom were located at the corporate headquarters in Dallas, Texas.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	3,605	June 30, 2016
Office for Florida based operations – Miami, FL	2,100	October 1, 2014
Three model apartments – New York, NY	6,000	2014-2015
Three model apartments – Los Angeles, CA	6,000	2014-2015
Five model apartments – Miami, FL	4,000	2014-2015

The Company believes there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs the Company may have as a result of future expansion.

ITEM 3.	LEGAL PROCEEDINGS

On May 2, 2012, Sean Patterson, the former President of the Company's subsidiary Wilhelmina International Ltd. ("Wilhelmina International"), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, alleging, among other things, breach of Mr. Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Mr. Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him. The parties are currently engaged in discovery. The Company believes these claims are without merit and intends to vigorously defend itself.

On October 10, 2012, the Company's subsidiaries, Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), received a Summons with Notice in connection with a purported class action lawsuit filed in New York State Supreme Court (New York County) naming the Wilhelmina Subsidiary Parties as defendants (the “Raske Litigation”). The Wilhelmina Subsidiary Parties were subsequently served the complaint. The complaint asserted claims, including breach of fiduciary duty, unjust enrichment and conversion, allegedly arising out of, among other things, the handling and reporting of funds on behalf of models and the use of model images. Other defendants in the Raske Litigation included other model management companies, advertising firms and certain advertisers.  On September 6, 2013, the lawsuit was dismissed in its entirety on various grounds, including plantiff’s lack of standing.

On October 24, 2013, a new purported class action lawsuit naming the Wilhelmina Subsidiary Parties was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the Raske Litigation (the “Shanklin Litigation”).  The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms and certain advertisers. The Company believes the new claims are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants have also filed motions to dismiss.  The court has stayed all discovery in the case pending resolution of these motions.  On March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest”.  The judge’s letter also enclosed a copy of his decision in the Raske Litigation.

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

Market Information

The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol “WHLM.OB.”  The table below sets forth the high and low market prices for the Common Stock from January 1, 2012 through December 31, 2013.  These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions, and are based on information from published financial sources:

	High	Low
Year Ended December 31, 2012:
1st Quarter	$0.20	$0.12
2nd Quarter	$0.15	$0.10
3rd Quarter	$0.14	$0.11
4th Quarter	$0.13	$0.09

Year Ended December 31, 2013:
1st Quarter	$0.17	$0.11
2nd Quarter	$0.16	$0.14
3rd Quarter	$0.35	$0.15
4th Quarter	$0.34	$0.16

The following table provides information regarding purchases of the Company’s Common Stock made by the Company during the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2013	72,100	$0.184	72,100	8,455,473
November 1 – November 30, 2013	10,200	0.17	10,200	8,445,273
December 1 – December 31, 2013	407,274	0.216	407,274	7,965,899
Total	489,574	$0.211	489,574	7,965,899

(1)
During the year ended December 31, 2012, the Board of Directors authorized a stock repurchase program, whereby the Company could repurchase up to 10,000,000 shares of its outstanding Common Stock. The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Credit Agreement. During August 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an additional 10,000,000 shares of Common Stock.

During the year ended December 31, 2012, the Company repurchased 9,770,991 shares of Common Stock at an average price of approximately $0.126 per share, for a total of $1,227,000. During the year ended December 31, 2013, the Company repurchased 2,263,110 shares of Common Stock at an average price of approximately $0.182 per share, for a total of approximately $410,000.

In total, the Company has repurchased 12,034,401 shares of Common Stock at an average price of approximately $0.136 per share, for a total of approximately $1,637,000.

Shareholders

As of March 31, 2014, there were 117,406,651 shares of Common Stock outstanding, held by 491 holders of record.  The last reported sales price of the Common Stock was $0.28 per share on March 28, 2014.

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

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2013 and 2012.  You should read this section in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

OVERVIEW

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S., as well as in Panama, Thailand, Dubai, Vancouver and Tokyo. The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully in 2013.

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) exceeding approximately $160 billion in recent years, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	develop Wilhelmina into a global brand;
•	expand the women’s high end fashion board;
•	expand the WAM business;
•	strategic acquisitions;
•	licensing the “Wilhelmina” name to leading model management agencies;
•	licensing the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products; and
•	promoting model search contests, and events and partnering on media projects (television, film, books, etc.).

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

The key financial indicators that the Company reviews to monitor the business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Direct, Direct 2, Runway, Curve, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients.  Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition.  Gross billings are an important business metric that ultimately drive revenues, profits and cash flows.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and T&E (travel, meals and entertainment) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations and Gross Billings

	Year Ended
	December 31,	December 31,	Percent Change
(in thousands)	2013	2012	2013 vs 2012

GROSS BILLINGS	68,546	63,657	7.7%

Revenues	65,360	54,511	19.9%
License fees and other income	584	1,864	(68.7%)
TOTAL REVENUES	65,944	56,375	17.0%
Model costs	46,242	38,395	20.4%
REVENUES NET OF MODEL COSTS	19,702	17,980	9.6%
GROSS PROFIT MARGIN	29.9%	31.9%
Salaries and service costs	11,460	10,151	12.9%
Office and general expenses	3,658	3,376	8.4%
Amortization and depreciation	1,572	1,564	1%
Corporate overhead	1,198	1,428	(16.1%)
OPERATING INCOME	1,814	1,461	24.2%
OPERATING MARGIN	2.8%	2.6%
Interest income	8	8	0.0%
Interest expense	(61)	(44)	38.6%
Equity Earnings in affiliate	(7)	56	(112.5%)
INCOME BEFORE INCOME TAXES	1,754	1,481	18.4%
Current income tax (expense)	(532)	(419)
Deferred tax benefit	2,170	-
Effective tax rate	-93.4%	28.3%
NET INCOME	3,392	1,062	221.7%

Gross Billings

Generally, the Company’s gross billings fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.

 The Company experienced a 21% increase in gross billings across the core modeling business during the year ended December 31, 2013, which were partially offset by a significant decrease in the gross billings of the WAM business, when compared to the gross billings across the core modeling and WAM businesses for the year ended December 31, 2012. Gross billings of the WAM business decreased due to reduced fixed payments earned under a product licensing agreement (per the terms of the contract) and due to the expiration of another product licensing agreement (per the terms of the contract), which the Company was a party to, with a former talent. Management expects gross billings and operating results from the WAM business to continue to decline in 2014 as compared to 2013, as a result of expiring product licensing agreements. Gross billings of the WAM division represented approximately 5% of total gross billings for the year ended December 31, 2013, compared to approximately 16% for the year end December 31, 2012.

Revenues

The increase in revenues for the year ended December 31, 2013, is attributable to the increases in gross billings of the core modeling business, partially offset by a decline in revenues from the WAM business (as discussed above).

License Fees and Other Income

License fees and other income include the following:

•
Product licensing agreements between the Company, its clients and talent, whereby the Company participates in the sharing of royalties. During the year ended December 31, 2013, royalties from these licensing agreements totaled approximately $180,000, compared to $1,252,000 for the year ended December 31, 2012. As previously mentioned, fixed royalty payments earned have declined under a product licensing agreement (per the terms of the contract) and due to the expiration of another product licensing agreement (per the terms of the contract), which the Company was a party to, with a former talent. Management expects royalty payments earned to continue to decline in 2014, as a result of expiring product licensing agreements.

•
An agreement between the Company and an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the years ended December 31, 2013 and December 31, 2012, management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000.

•
Franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company.  During the year ended December 31, 2013, franchise fees totaled approximately $298,000, compared to approximately $274,000 for the year ended December 31, 2012.

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

Gross profit margins were lower during the year ended December 31, 2013, when compared to the year ended December 31, 2012, as a result of the following:

•	Royalties earned in the WAM business are reported on a net basis and have decreased significantly, as previously discussed.

•
The rate of recovery of certain costs advanced to models (which causes margins to increase) declined slightly during the year ended December 31, 2013 when compared to the year ended December 31, 2012, as a result of the Company’s continued efforts to develop new talent. In addition, mother agency fees measured as a percentage of core gross billings increased slightly, as a result of increased scouting efforts.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent. The following factors contributed to the increases in salaries and service costs when comparing the year ended December 31, 2013 to the year ended December 31, 2012:

•	The Company hired additional key personnel to execute the Company’s strategy to increase value to shareholders through the initiatives discussed in the “Strategy” section above.

•	During the year ended December 31, 2013, the Company experienced an increase in T&E costs in connection with delivering services to its customers and models.

The increases in salaries and service costs for the year ended December 31, 2013 compared to the year ended December 31, 2012 were partially offset by the fact that during the year ended December 31, 2012, the Company paid compensation costs of approximately $540,000 in connection with certain non-compete and contractual arrangements of former employees.

The amount of salaries and service costs as a percentage of revenue for the year ended December 31, 2013 declined to 17.4% from 18.0% for the year ended December 31, 2012.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the year ended December 31, 2013, office and general expenses increased, when compared to the year ended December 31, 2012, due to costs associated with legal and professional fees, technology, and leases associated with equipment and property. The Company continues to invest in technology, equipment and property to improve delivery of model management services to its talent.

The amount of office and general expenses as a percentage of revenue for the year ended December 31, 2013 declined to 5.6% from 6.0% for the year ended December 31, 2012.

Operating Margin

Operating margins increased for the year ended December 31, 2013, when compared to the year ended December 31, 2012, as a result of an increase in revenues from the core modeling business and the results of certain management initiatives to decrease operating expenses as a percentage of revenues.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the year ended December 31, 2013, depreciation and amortization expense totaled $1,572,000 (of which $1,432,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), compared to $1,564,000 of depreciation and amortization expense during the year ended December 31, 2012 (of which $1,437,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases totaled approximately $421,000 and $102,000 during the year ended December 31, 2013 and December 31, 2012, respectively. Approximately $270,000 of the fixed assets purchases during the year ended December 31, 2013 related to leasehold improvements and new fixtures in the New York office. In accordance with the New York office lease (office located at 300 Park Ave South), the Company is entitled to a reimbursement from the landlord of approximately $190,000 of leasehold improvements. The Company received reimbursement from the Landlord in early 2014.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead decreased for the year ended December 31, 2013, when compared to the year ended December 31, 2012, due to a decline in stock exchange fees, executive search fees and travel.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the year ended December 31, 2013 and December 31, 2012.

Interest Expense

The increase in interest expense for the year ended December 31, 2013, when compared to the year ended December 31, 2012, is the result of an increase in average borrowings under the Credit Agreement.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. After adjusting for taxable income in 2013, the Company had federal income tax loss carryforwards of approximately $3,000,000, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the year ended December 31, 2013.  Realization of the Company’s carryforwards is dependent on future taxable income.  As of December 31, 2013, management determined that the deferred tax asset ("DTA") valuation allowance of approximately $2,500,000 should be reversed. The decision to reverse the DTA valuation allowance is based on the sustained profitability by the Company in recent years and management’s expectation of sufficient profitability in subsequent years which will utlize the net operating losses. As a result of the DTA allowance reversal, net income for the year ended December 31, 2013 increased by approximately $2,170,000.

  As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

Liquidity and Capital Resources

The Company’s cash balance increased to $2,776,000 at December 31, 2013, from $1,145,000 at December 31, 2012. For the year ended December 31, 2013, cash balances increased as a result of cash flows from operations of approximately $2,932,000 before the payment of approximately $454,000 in settlement of foreign withholding tax claims for tax years 2006 and 2008. The Company offset approximately $454,000 of its remaining approximately $509,000 Miami earnout obligation (as of December 31, 2012) for losses incurred in the settlement of these foreign withholding claims for tax years 2006 and 2008.

Cash flow from operations were also utilized during the year ended December 31, 2013, to make payments under the Credit Agreement with Amegy of $450,000, to repurchase 2,263,110 shares of the Company’s Common Stock, totaling approximately $410,000 and to purchase approximately $421,000 of fixed assets. As previously discussed approximately $270,000 of the fixed asset purchases related to leasehold improvements and fixtures in the New York office, of which $190,000 were reimbursed by the Landlord in early 2014.

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

Amegy Credit Agreement

On October 24, 2012, the Company executed and closed a second amendment to its revolving Credit Agreement with Amegy (the "Second Credit Agreement Amendment"), which amended and replaced the terms of the Credit Agreement, as previously amended. Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000,000, (2) the borrowing base is 75% of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company’s minimum net worth covenant is $22,000,000. The maturity date of the facility is October 15, 2015. Under the terms of the Second Amended and Restated Promissory Note evidencing the Company's obligation to repay advances under the facility, the interest rate on borrowings is prime rate plus 1%.

As of March 31, 2014, the Company had no outstanding borrowings under the Credit Agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Company had $222,000 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business.  General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

Critical Accounting Policies

See Note 2 Summary of Significant Accounting Policies in the audited financials statements included herewith.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the related report of the Company’s independent registered public accounting firm thereon, are included in this report at the page indicated.

MONTGOMERY COSCIA GREILICH LLP
Certified Public Accountants
972.748.0300 p
972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilhelmina International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilhelmina International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich, LLP

Plano, TX
March 31, 2014

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)

ASSETS
	2013	2012
Current assets:
Cash and cash equivalents	$2,776	$1,145
Accounts receivable, net of allowance for doubtful accounts of $571 and $760	11,327	9,904
Indemnification receivable	-	428
Deferred tax asset	1,659	202
Prepaid expenses and other current assets	257	207
Total current assets	16,019	11,886

Property and equipment, net of accumulated depreciation of $493 and $353	831	554

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $7,888 and $6,456	449	1,881
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	340	305

Total assets	$38,891	$35,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,969	$2,607
Due to models	8,669	7,057
Foreign withholding claim subject to indemnification	-	428
Earn out liability	-	509
Total current liabilities	11,638	10,601

Long term liabilities
Amegy credit facility	800	1,250
Deferred income tax liability	1,287	2,002
Total long-term liabilities	2,087	3,252

Total liabilities	13,725	13,853

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 117,406,651 and 119,669,761 shares issued and outstanding at December 31, 2013 and 2012	1,294	1,294
Treasury stock 12,034,101 and 9,770,991 shares in 2013 and 2012, at cost	(1,637)	(1,227)
Additional paid-in capital	85,360	85,201
Accumulated deficit	(59,851)	(63,243)
Total shareholders’ equity	25,166	22,025

Total liabilities and shareholders’ equity	$38,891	$35,878

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

Years ended December 31,

(In thousands, except per share data)

	2013	2012
Revenues
Revenues	$65,360	$54,511
License fees and other income	584	1,864
Total revenues	65,944	56,375

Model costs	46,242	38,395

Revenues net of model costs	19,702	17,980

Operating expenses
Salaries and service costs	11,460	10,151
Office and general expenses	3,658	3,376
Amortization and depreciation	1,572	1,564
Corporate overhead	1,198	1,428
Total operating expenses	17,888	16,519
Operating income	1,814	1,461

Other income (expense):
Equity Earnings in Wilhelmina Kids & Creative Mgmt, LLC	(7)	56
Interest income	8	8
Interest expense	(61)	(44)
Total other income (expense)	(60)	20

Income before provision for income taxes	1,754	1,481

Provision for income taxes: (expense) benefit
Current	(532)	(419)
Deferred	2,170	-
	1,638	(419)

Net income applicable to common stockholders	$3,392	$1,062

Basic income per common share	$0.03	$0.01
Basic income per common share	$0.03	$0.01

Weighted average common shares outstanding-basic	119,040	125,995
Weighted average common shares outstanding-diluted	119,970	126,825

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2013 and 2012

(In thousands)

	Common Shares	Stock Amount		Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumu lated Deficit	Total
Balances at December 31, 2011	129,441	$1,294		-	$-	$85,133	$(64,260)	$22,167
Share based payment expense	-	-		-	-	68	-	68
SAB 108 Correction of prior period	-	-		-	-	-	(45)	(45)
Net income common shareholders	-		-	-	-	-	1,062	1,062
Purchase of Treasury Stock	-	-		(9,770)	(1,227)	-	-	(1,227)
Balances at December 31, 2012	129,441	1,294		(9,770)	(1,227)	85,201	(63,243)	22,025
Share based payment expense	-	-		-	-	159	-	159
Net income common shareholders	-	-		-	-	-	3,392	3,392
Purchase of Treasury Stock	-	-		(2,264)	(410)	-	-	(410)
Balances at December 31, 2013	129,441	$1,294		(12,034)	$(1,637)	$85,360	$(59,851)	$25,166

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)

	2013	2012

Cash flows from operating activities:
Net income	$3,392	$1,062
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,572	1,564
Share based payment expense	159	68
Deferred income taxes	(2,172)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,423)	1,556
(Increase) decrease in prepaid expenses and other current assets	(85)	49
Increase (decrease) in due to models	1,612	(2,507)
Increase (decrease) in accounts payable and accrued liabilities	305	(921)
(Decrease) in foreign withholding claim	(428)	-
(Decrease) in deferred revenues	-	(540)
Net cash provided by operating activities	2,932	331

Cash flows from investing activities:
Purchase of property and equipment	(421)	(102)
Net cash used in investing activities	(421)	(102)

Cash flows from financing activities
Decrease in earnout liability	(20)	(1,735)
Proceeds from Amegy line of credit	500	2,000
Repayment of Amegy line of credit	(950)	(1,250)
Purchases of Treasury Stock	(410)	(1,227)
Net cash used in financing activities	(880)	(2,212)

Net increase (decrease) in cash and cash equivalents	1,631	(1,983)
Cash and cash equivalents, beginning of period	1,145	3,128
Cash and cash equivalents, end of period	$2,776	$1,145

Supplemental disclosures of cash flow information
Cash paid for interest	$61	$44
Cash paid for income taxes	$346	$698

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

Note 1.  Business Activity

Overview

The primary business of Wilhelmina International, Inc. ("Wilhelmina" or the "Company") is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama, Thailand, Dubai, Vancouver and Tokyo.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles and Miami. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution.  At December 31, 2013, the Company had cash balances in excess of FDIC insurance coverage of approximately $3,000,000. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

Depreciation expense totaled $140,000 and $127,000 for the years ended December 31, 2013 and 2012, respectively.

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

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the years ended December 31, 2013 and 2012.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2013 approximated $26,000 compared to $145,000 for the year ended December 31, 2012.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of December 31, 2013, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized, and therefore, no valuation allowance has been recorded. In addition, the Company continuously evaluates its tax contingencies.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved.  Federal tax returns for tax years 2010 through 2012 remain open for examination as of March 31, 2014.

Stock-Based Compensation

The Company records compensation expense for all awards granted.  The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each seperately vesting portion of the grants.  The Company utilizes stock-based awards as a form of compensation for employees, officer and directors.

Net Income Per Common Share

At December 31, 2013, options to purchase 50,000 shares of common stock at an exercise price of $0.28 per share were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the year.

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

As of March 31, 2014, the Company had no outstanding borrowings under the Credit Agreement.

Note 4.  Restricted Cash

At December 31, 2013 and 2012, the Company had approximately $222,000 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

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

The Company also leases, pursuant to a services agreement (see Note 11), certain corporate office space.

Future minimum payments under the lease agreements are summarized as follows:

Years Ending December 31,	Amount (in thousands)

2014	$1,192
2015	725
2016	638
2017	554
2018	564
Thereafter	1,281
$4,954

Rent expense totaled approximately $1,377,000 and $1,299,000 for the years ended December 31, 2013 and 2012, respectively.

Note 6.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company is also a party to product licensing agreements with a talent it previously represented.  Under the product licensing agreements, the Company will either earn a commission based on a certain percentage of the royalties earned by the talent or earn royalties from the licensee that is based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $180,000 and $1,252,000 for the years ended December 31, 2013, and 2012, respectively.

During April 2012, the Company reached an agreement with a former talent with respect to the modification of payment direction terms under various contracts negotiated by the Company between such talent, certain customers and, in some cases, the Company.  In connection with such modifications (which did not change amounts to which the Company is entitled in respect of such agreements), the Company and the former talent also executed mutual obligation releases relating to the parties’ former representation arrangements. In connection with the foregoing contracts, the Company was carrying deferred revenues of approximately $716,000 (of which approximately $244,000 would have been recognized during the year ended December 31, 2013, in the absence of agreement), all of which were recognized during April 2012.

Note 7.  Commitments and Contingencies

 On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, alleging, among other things, breach of Mr. Patterson’s expired employment agreement with Wilhelmina International, the invalidity and unenforceability of the non-competition and non-solicitation provisions contained in the employment agreement and defamation.  Mr. Patterson is also seeking a declaration that the employment agreement, including the non-competition and non-solicitation provisions contained therein, are terminated and unenforceable against him.  The parties are currently engaged in discovery. The Company believes these claims are without merit and intends to vigorously defend itself.

On October 10, 2012, the Company's subsidiaries Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), received a Summons with Notice in connection with a purported class action lawsuit filed in New York State Supreme Court (New York County) naming the Wilhelmina Subsidiary Parties as defendants (the “Raske Litigation”). The Wilhelmina Subsidiary Parties were subsequently served the complaint. The complaint asserted claims, including breach of fiduciary duty, unjust enrichment and conversion, allegedly arising out of, among other things, the handling and reporting of funds on behalf of models and the use of model images. Other defendants in the Raske Litigation included other model management companies, advertising firms and certain advertisers.  On September 6, 2013, the lawsuit was dismissed in its entirety on various grounds, including plantiff’s lack of standing.

On October 24, 2013, a new purported class action lawsuit naming the Wilhelmina Subsidiary Parties was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the Raske Litigation (the “Shanklin Litigation”).  The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms and certain advertisers. The Company believes the new claims are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants have also filed motions to dismiss.  The court has stayed all discovery in the case pending resolution of these motions.  On March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest”.  The judge’s letter also enclosed a copy of his decision in the Raske Litigation.

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

As of December 31, 2013, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of December 31, 2013, total compensation payable under the remaining contractual term of these agreements was approximately $1,670,000.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore, subject to certain exceptions, as of December 31, 2013, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $1,759,000. During the year ended December 31, 2013, the Company paid no compensation costs, compared to approximately $540,000 during the year ended December 31, 2012, in connection with certain non-compete and contractual arrangements of former employees.

During 2010, the Company received IRS notices totaling approximately $726,000 related to foreign withholding claims for tax years 2006 and 2008.  As part of settlement negotiations with the IRS, the Company determined that approximately $197,000 of the foreign withholding claim for 2008 related to tax liabilities which the Company assumed as a result of the Wilhelmina Acquisition. To satisfy this liability, the Company paid the IRS, including penalties and interest of $26,000, a total of $223,000 during the year ended December 31, 2011. Since this amount was previously accrued as a liability at the Wilhelmina Acquisition date, no adjustment was required. During February 2013, the IRS division of Appeals concluded that there was no basis for abatement of the 2006 and 2008 foreign withholding claims, within the protective framework of reasonable cause, and therefore, closed the case. During March 2013, the Company paid approximately $454,000 in settlement of the foreign withholding claims for tax years 2006 and 2008. During March 2013, the Company offset approximately $454,000 of the Company’s remaining earnout obligation for losses incurred in the settlement of the foreign withholding claims for tax years 2006 and 2008. The Company is indemnified by certain of the selling parties in the Wilhelmina Acquisition for losses incurred as a result of such deficiency notice, and the selling parties have confirmed such responsibility to the Company.  Such indemnification was satisfied by offset to earn-out payments.

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

Note 9.  Income Taxes

The income tax (expense) benefit is comprised of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
Federal	$(37)	$110
State	(294)	(529)
Foreign	(201)	-
Total	(532)	(419)
Deferred:
Federal	2,162	20
State	8	(20)
Total	2,170	-
Total	$1,638	$(419)

The income tax (expense) benefit differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The reasons for these differences were as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Computed income tax expense at statutory rate	$(614)	$(518)
Increase in taxes resulting from:
Permanent and other deductions, net	(70)	(108)
State income taxes, net of federal benefit	(191)	(342)
NOL carryback claim	-	169
Valuation allowance	2,513	380
Total income tax (expense) benefit	$1,638	$(419)

The tax effect of significant temporary differences, which comprise the deferred tax asset and liability, is as follows (in thousands):

	2013	2012
Deferred tax asset:
Net operating loss carryforward	$1,057	$1,975
AMT credits	387	151
Accrued expenses	739	534
Allowance for doubtful accounts	220	329
Asset impairment	281	281
Less: Valuation allowance	-	(2,497)
Net deferred income tax asset	2,684	773
Deferred tax liability:
Property and equipment	(44)	(28)
Intangible assets-brand name	(1,800)	(1,800)
Goodwill	(452)	(362)
Other Intangible assets	(16)	(383)
Net deferred income tax liability	(2,312)	(2,573)

Net deferred tax asset/(liability)	$372	$(1,800)

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2013, the Company had federal income tax loss carryforwards of approximately $3,500,000, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the year ended December 31, 2013.  Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2013, management determined that the deferred tax asset ("DTA") valuation allowance of approximately $2,500,000 should be reversed. The decision to reverse the DTA valuation allowance is based on the sustained profitability by the Company in recent years and management’s expectation of sufficient profitability in subsequent years to fully utlize the net operating losses. As a result of the DTA allowance reversal, net income for the year ended December 31, 2013 increased by approximately $2,170,000.

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

During the year ended December 31, 2012, the Company repurchased 9,770,991 shares of Common Stock at an average price of approximately $0.126 per share, for a total of $1,227,000. The repurchase of 8,000,000 of such shares of Common Stock was effected through a broker dealer making a market in the Company’s shares on behalf of an affiliate of the Company. The remaining 1,770,991 shares of Common Stock were repurchased in the open market.

During August 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an additional 10,000,000 shares of Common Stock. During the year ended December 31, 2013, the Company repurchased 2,263,110 shares of Common Stock at an average price of approximately $0.182 per share, for a total of approximately $410,000.

In total, the Company has repurchased 12,034,101 shares of Common Stock at an average price of approximately $0.136 per share, for a total of approximately $1,637,000 under the foregoing stock repurchase program during 2012 and 2013.

Note 11.  Related Parties

As of December 31, 2013, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), and John Murray, Chief Financial Officer of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Executive Chairman, and Chief Financial Officer, respectively. NCM is the General Partner of Newcastle, which owns 48,614,513 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30,000 for the years December 31, 2013 and 2012. The Company owed NCM $0 as of December 31, 2013 and 2012, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000 for the years December 31, 2013 and 2012.

On July 31, 2012, the Company effected a repurchase of 8,000,000 shares of Common Stock involving an affiliate (See Note 10).

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

During September 2012, the Company issued to its Chief Executive Officer, Alex Vaickus, an option grant of 2,000,000 shares of its Common Stock with an exercise price of $0.117 per share, a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $68,000 during the year ended December 31, 2012. The option grant was issued under the 2011 Incentive Plan.

During September 2013, the Company issued to its Chief Executive Officer, Alex Vaickus, an option grant of 2,000,000 shares of its Common Stock with an exercise price of $0.19 per share, a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $159,000 during the year ended December 31, 2013.

Option activity for the years ended December 31, 2013 and 2012, is summarized as follows:

	Number of Shares		Weighted Average Exercise Price
Outstanding, January 1, 2012	150,000		$0.28
Granted	2,000,000		0.12
Canceled	(100,000)		0.28
Outstanding, December 31, 2012	2,050,000		$0.12

Granted	2,000,000		0.19
Canceled		-	-
Outstanding, December 31, 2013	4,050,000		$0.16

Stock options to purchase an aggregate of 450,000 and 50,000 shares, as of December 31, 2013 and 2012, were exercisable and had a weighted average exercise price of $0.14 and $0.28 per share, respectively.

Note 13.  Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age and who have completed one-half year of service are eligible to participate in the Plan.  The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company may make discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2013 and 2012.

Note 14.  Intangible Assets

As of December 31, 2013, intangible assets with finite lives consisted of the following (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
Customer lists	$3,143	$(3,036)	5.1
Non-compete agreements	1,047	(786)	6.5
Talent and model contractual relationships	2,514	(2,473)	4.0
Employee contractual relationships	1,633	(1,591)	5.0
Total	$8,337	$(7,888)	4.9

Amortization expense totaled $1,432,000 and $1,437,000 for the years ended December 31, 2013 and 2012, respectively.

The estimated aggregate amortization expense for the years ending December 31, 2014 through December 31, 2015, is as follows (in thousands):

Amortization Expense
2014	333
2015	116

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

The information required by Item 10 will be furnished on or prior to April 30, 2014 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be furnished on or prior to April 30, 2014 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be furnished on or prior to April 30, 2014 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be furnished on or prior to April 30, 2014 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be furnished on or prior to April 30, 2014 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2013.

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

4.18
Thirteenth Amendment to Rights Agreement, dated April 23, 2013, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated April 23, 2013).

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

10.29	Letter Agreement, dated as of April 24, 2013, by and between Wilhelmina International, Inc. and Ronald L. Chez (incorporated by reference from Exhibit 10.1 to Form 8-K, dated April 23, 2013).
14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).

16.1	Burton, McCumber & Cortez, L.L.P. Letter, dated September 28, 2012 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated September 27, 2012).

21.1	List of Subsidiaries incorporated by reference from Exhibit 21.1 to Form 10-K dated December 31, 2010.

23.1	Consent of Montgomery, Coscia & Greilich, L.L.P. (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 31, 2014	By:	/s/ Alex Vaickus
	Name	Alex Vaickus
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2014.

/s/ Mark E. Schwarz	Executive Chairman and
Mark E. Schwarz	Chairman of the Board

/s/ Alex Vaickus	Chief Executive Officer
AlexVaickus	Principal Executive Officer

/s/ John P. Murray	Chief Financial Officer
John P. Murray	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton Coleman	Director
Clinton Coleman

/s/ James Dvorak	Director
James Dvorak

/s/ Horst-Dieter Esch	Director
Horst-Dieter Esch

/s/ Mark Pape	Director
Mark Pape

/s/ Jeffrey Utz	Director
Jeffrey Utz

/s/ James Roddey	Director
James Roddey