Form 10-K/A
period 2013-12-31
Wilhelmina International, Inc.
filed 2014-04-30
CIK 1013706

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [x] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of April 30, 2014, the registrant had 117,406,651 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  We have determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to a definitive proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

For the Year Ended December 31, 2013

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

Name	Age	Positions with the Company
Mark E. Schwarz	53	Chairman of the Board and Executive Chairman
Clinton Coleman	36	Director
James Dvorak	44	Director
Horst-Dieter Esch	71	Director
Jeffrey Utz Mark Pape James Roddey Alex Vaickus John Murray	46 63 79 54 45	Director Director Director Chief Executive Officer Chief Financial Officer

Mark Schwarz

Mr. Schwarz has served as a director and Chairman of the Board since June 2004 and Executive Chairman since September 2012.  Mr. Schwarz was our Chief Executive Officer from April 2009 through September 2012.  He previously served as our Interim Chief Executive Officer beginning in October 2007 and was formally appointed our Interim Chief Executive Officer effective in July 2008.  He is the Chairman, Chief Executive Officer and Portfolio Manager of NCM, a private investment management firm he founded in 1993, which is the General Partner of Newcastle, a private investment firm.  Mr. Schwarz has served as Executive Chairman of the Board of Hallmark Financial Services, Inc. (“Hallmark”), a specialty property and casualty insurer, since August 2006.  He served as Chief Executive Officer and President of Hallmark from 2003 to August 2006.  He currently serves as Chairman of the Board of Bell Industries, Inc., a company primarily engaged in providing information technology services (“Bell Industries”), and Pizza Inn Holdings, Inc., an operator and franchisor of pizza restaurants (“Pizza Inn”).  He also serves on the board of directors of SL Industries, Inc., a power and data quality products manufacturer.  He previously served on the boards of directors of Nashua Corporation, a manufacturer of specialty papers, labels and printing supplies (“Nashua”), from 2001 to September 2009, MedQuist Inc., a provider of clinical documentation workflow solutions in support of electronic health records, from December 2007 to August 2009, WebFinancial Corporation, a holding company with subsidiaries operating in niche banking markets, from July 2001 to December 2008, and Vesta Insurance Group, Inc., a holding company for a group of insurance companies.

With nearly 20 years of experience as an investment manager and a business executive, Mr. Schwarz brings significant leadership, financial expertise, operational skills and public company board of directors and executive experience to the Board.  Through investments made by NCM and its affiliates, Mr. Schwarz has broad and substantial experience analyzing and advising public companies, including with respect to issues such as corporate governance, capital raising, capital allocation and general operational and business strategy, and has been closely involved in the operations of companies across a range of industries in both director and executive capacities.  As our Chairman of the Board and Executive Chairman, Mr. Schwarz is closely involved in all of our operations and activities.

Clinton Coleman

Mr. Coleman has served as a director since January 2011.  He has served as the Chief Executive Officer of Bell Industries since January 2010, and has been a director of Bell Industries since January 2007.  Mr. Coleman has served as an investment professional with NCM since July 2005, including as Managing Director (June 2012 to present) and Vice President (July 2005 through May 2012).  Mr. Coleman previously served as the Interim Chief Executive Officer of Pizza Inn from June 2012 to November 2012, the Interim Chief Executive Officer of Bell Industries from July 2007 to January 2010 and the Interim Chief Financial Officer of Pizza Inn from July 2006 to January 2007.  Prior to joining NCM, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from October 2003 to June 2005.  From March 2002 to October 2003, Mr. Coleman served as an associate with Hunt Investment Group, L.P., a private investment group.  Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS.  Mr. Coleman is also a director of Pizza Inn and several privately held companies.  During the past five years, Mr. Coleman also served as a director of Nashua.

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

Mark Pape

Mr. Pape has served as a director since January 2011.  Mr. Pape has served as the Chairman of the boards of directors of H2Options, Inc., a start-up water conservation design/installation firm since September 2009 and U.S. Rain Group, Inc., an importer, manufacturer and online retail distributor of rainwater harvesting collection and storage equipment since August 2013. Mr. Pape became Chief Financial Officer of Oryon Technologies, Inc. (“Oryon”), a publicly-traded electroluminescent lighting technology company, on May 4, 2012, having previously served as the Chief Financial Officer of the predecessor company, OryonTechnologies, LLC, since October 2010.  He served as a director of Oryon from May 2012 to January 2014. Mr. Pape served as a partner at Tatum LLC, an executive services firm, from August 2008 through November 2009.  From November 2005 to December 2007, Mr. Pape served as Executive Vice President and Chief Financial Officer at Affirmative Insurance Holdings, Inc., a publicly-traded property and casualty insurance company specializing in non-standard automobile insurance, and served on its board of directors and audit committee from July 2004 to November 2005. Mr. Pape has served on the board of directors of YWire Technologies Inc., a start-up in the electrical energy conservation industry (from November 2009 through November 2012), J.W. Resources Exploration & Development, Inc., a privately-held energy company (since June 2011), and Specialty Underwriters’ Alliance, Inc., a publicly-traded specialty property and casualty insurance company (from July 2009 through November 2009).  Mr. Pape has been a Certified Public Accountant since 1975.

With strong experience as a business executive, Mr. Pape brings significant leadership, operational skills and public company board of director and executive experience to the Board. In addition, Mr. Pape’s background in finance and financial services, including his significant transactional experience, bolsters the Company’s experience in these areas and will be helpful to the Company as it grows.

Jeffrey Utz

Mr. Utz has been a principal and partner at Diversified Insurance Group, an insurance agency and provider of benefits and risk management consulting services based in Salt Lake City, since July 1998. Prior to Diversified Insurance Group, Mr. Utz worked at Great American Insurance Company, a specialty insurance company, and Fred A. Moreton & Company, an insurance brokerage firm.  Mr. Utz recently completed a term as Chairman of the Board of USA Team Handball and sits on the Board for Workers’ Compensation Certification Institute.

With strong experience as a business executive, Mr. Utz brings to the Board significant operational, sales and marketing and business strategy skills as well as executive experience and leadership.  At Diversified Insurance Group, Mr. Utz has been an integral part of its growth and expansion, and such experience and insight is expected to be valuable to the Board. In addition, Mr. Utz’s strong background and expertise in risk management also provides an additional competency to the Board.

James Roddey

Mr. Roddey has served as a director of the Company since November 2013. He had previously served as a director from January 2011 to September 2013.  He has served as Principal of ParenteBeard, LLP (including through its predecessor McCrory & McDowell LLC), a provider of financial, business and management consulting services, since September 2007.  Mr. Roddey was a Partner at the Hawthorne Group, an investment and management company, from January 2004 to September 2007 (and previously from 1978 to 2000).  Prior to the Hawthorne Group, from January 2000 to January 2004, Mr. Roddey served as the Chief Executive of Allegheny County, Pennsylvania.  Mr. Roddey was a director of SEEC, Inc., a software provider for the insurance and financial services industry, from August 2005 to November 2008.  Earlier in his career, Mr. Roddey served as President and a director of Turner Communications, Inc. and Rollins Communication, Inc. and, while associated with the Hawthorne Group, President and Chief Executive Officer of Pittsburgh Outdoor Advertising, Gateway Outdoor Advertising and International Sports Marketing, among other companies.

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

John Murray

Mr. Murray has served as our Chief Financial Officer since June 2004 and served as a director from February 2009 through January 2011.  Mr. Murray has served as the Chief Financial Officer of NCM since January 2003.  From 1995 until 2002, Mr. Murray was a Certified Public Accountant engaged in his own private practice in Dallas, Texas.  From 1991 until 1995, Mr. Murray served as an accountant with Ernst & Young, LLP.  Mr. Murray has been a Certified Public Accountant since 1992.

Arrangements Regarding Nomination for Election to the Board

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

Pursuant to a mutual support agreement entered into in connection with the Acquisition (the “Mutual Support Agreement”), Mr. Esch, his affiliate Lorex, Mr. Krassner, his affiliate Krassner Family Investments Limited Partnership (“Krassner L.P.” and together with Mr. Esch, Lorex and Mr. Krassner, the “Control Sellers”) and Newcastle agreed, effective upon the closing of the Acquisition, that, among other things, each of the parties would (a) use their commercially reasonable efforts to cause their representatives serving on the Board to vote to nominate and recommend the election of their designees and, in the event the Board will appoint directors without stockholder approval, to use their commercially reasonable efforts to cause their representatives on the Board to appoint their designees to the Board, (b) vote their shares of common stock to elect their designees at any meeting of our stockholders or pursuant to any action by written consent in lieu of a meeting pursuant to which directors are to be elected to the Board, and (c) not to propose, and to vote their shares of common stock against, any amendment to our Certificate of Incorporation or Bylaws, or the adoption of any other corporate measure, that frustrates or circumvents the provisions of the Mutual Support Agreement with respect to the election of their designees.   The obligations of the parties under the Mutual Support Agreement terminate upon the earlier of (a) the written agreement of all of the parties or (b) the date on which two of the three groups of parties to the Mutual Support Agreement (Mr. Esch and his affiliates as one group, Mr. Krassner and his affiliates as another group, and Newcastle as another group) each owns less than 5% of the common stock outstanding.

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

Mark Pape (selected from a list pre-approved by Newcastle) and James Roddey (selected from a list pre-approved by Messrs. Esch and Krassner) were selected as the Independent Designees for the 2011 Annual Meeting. In connection with our annual meeting of stockholders held on February 7, 2012 (the “2012 Annual Meeting”), in lieu of the annual selection process, each of Newcastle and Messrs. Esch and Krassner, respectively, determined to re-nominate Mr. Pape and Mr. Roddey as the Independent Designees to the Board.  For the Annual Meeting held on September 26, 2013 (the “2013 Annual Meeting”), Newcastle determined to re-nominate Mr. Pape.  Mr. Esch however determined not to re-nominate Mr. Roddey, and Mr. Utz was selected by Newcastle from a list pre-approved by Mr. Esch.  As explained below, Mr. Krassner ceased to have rights to jointly (together with Mr. Esch) pre-approve nominees from which the Seller Independent Representative is selected by Newcastle.

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

Although the Company is not a party to the Mutual Support Agreement, the Board unanimously approved the nomination of each of the designees thereunder for election to the Board at each of the 2011 Annual Meeting, the 2012 Annual Meeting and the 2013 Annual Meeting.

On July 31, 2012, Krassner L.P. disposed of 26,550,047 shares of our Common Stock, resulting in Mr. Krassner and his affiliates beneficially owning less than five percent (5%) of the outstanding shares of our Common Stock.  Accordingly, Mr. Krassner ceased to have rights and obligations under the terms of the Mutual Support Agreement, including any right to designate a director to the Board, to jointly select the NP Independent Representative from a list pre-approved by Newcastle or to jointly pre-approve a list of nominees from which the Seller Independent Representative is selected by Newcastle.  Mr. Esch maintains his rights and obligations under the Mutual Support Agreement, including the right to designate a director to the Board, to select the NP Independent Representative from a list pre-approved by Newcastle and to pre-approve a list of nominees from which the Seller Independent Representative is selected by Newcastle.  On September 20, 2012, Mr. Krassner resigned as a director of the Company.  On November 19, 2013 the board appointed Mr. Roddey to fill the existing vacancy created by the resignation of Mr. Krassner.

Family Relationships Between Directors and Executive Officers

There are no family relationships among the Company’s directors, nominees or executive officers.

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

The Audit Committee is comprised of Mark Pape (Chairman),James Roddey and Jeffrey Utz.  Mr. Pape, Mr. Roddey and Mr. Utz are “independent,” as independence for Audit Committee members is defined under the listing standards of Nasdaq.  The Board has determined that each of Messrs. Pape,Roddey and Utz qualify as an “audit committee financial expert,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

 Based solely on a review of the copies of the Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2013, we believe that our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2013.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Executive Chairman, Chief Executive Officer, Chief Financial Officer and General Counsel for each of the last two years.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)	Total ($)

Mark E. Schwarz	2013	150,000		-		-		-	150,000
Executive Chairman and	2012	150,000		-		-		-	150,000
Former Chief Executive Officer(1)

Alex Vaickus	2013	500,000		-		272,980	(3)	-	772,980
Chief Executive Officer (2)	2012	135,416		-		357,416	(3)	-	492,832

John Murray	2013	200,000		-		-		-	200,000
Chief Financial Officer	2012	200,000		75,000	(4)	-		-	275,000

Evan Stone	2013	73,201	(5)	-		-		-	73,201
General Counsel and Secretary	2012	125,000		-		-		-	125,000
__________
(1)	Mr. Schwarz served as Chief Executive Officer throughout 2011 and from January 1, 2012 through September 25, 2012, at which time he assumed the title of Executive Chairman.

(2)	Mr. Vaickus was appointed Chief Executive Officer on September 25, 2012.

(3)
In connection with his appointment as Chief Executive Officer in 2012, Mr. Vaickus was awarded an option to purchase 2,000,000 shares of our common stock with an exercise price of $0.117 per share, a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term.  In 2013 Mr. Vaickus was awarded an option to purchase 2,000,000 shares of our common stock with an exercise price of $0.19 per share, a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term.   The options were granted under the Company’s 2011 Incentive Plan.  Amount reflects the fair value of the option grant estimated on the date of grant using the Black-Scholes option pricing model.

(4)	Represents a cash bonus paid to Mr. Murray.

(5)
As of September 15, 2013, the Company ceased direct salary payments to Mr. Stone and commenced payments to Mr. Stone’s law firm, Lee & Stone LLP, in the amount of $12,500 per month covering the services of Mr. Stone and other professionals to the Company.  Mr. Stone resigned as General Counsel as of December 31, 2013.

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

Messrs. Schwarz and Murray are employed on an “at will” basis and do not have employment, severance or change in control agreements with the Company.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding equity awards held by the named executive officers as of December 31, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date
	Exercisable(#)	Unexercisable(#)

Mark E. Schwarz	-	-		-	-

Alex Vaickus	400,000	1,600,000	(1)	0.117	09/25/22
	-	2,000,000	(2)	0.190	09/25/23

John Murray	50,000	0		0.28	06/18/14

Evan Stone	-	-		-	-

(1)	Option vests in five equal annual installments beginning September 25, 2013.

(2)	Option vests in five equal annual installments beginning September 25, 2014.

Director Compensation

For the fiscal year ended December 31, 2013, each of our non-employee directors was entitled to compensation consisting of $28,000 in fees, stock options to purchase 100,000 shares of common stock, or a combination of cash and options.  Each of our non-employee directors elected to receive their annual compensation for 2013 all in cash.

The Chairman of the Audit Committee and Compensation Committee earn an annual cash retainer of $2,500. Members of the Audit Committee and Compensation Committee earn $1,000 for their services.

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

Horst-Dieter Esch	28,000	-	28,000

Jeffrey Utz (1)	7,000	-	7,000

Clinton Coleman	28,000	-	28,000

James Dvorak	28,000	-	28,000

Mark Pape	31,500	-	31,500

James Roddey (2)	21,000	-	21,000
_______________

(1)	Elected to Board September 26, 2013
(2)	Appointed to Board November 19, 2013

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of April 30, 2014 by:

·	each person who is known by us to beneficially own 5% or more of our common stock;
·	each of our directors and named executive officers; and
·	all of our directors and executive officers as a group.

As of April 26, 2014, 117,406,651 shares of our common stock were outstanding.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by such holders, and also includes options to purchase shares of our common stock exercisable within 60 days of April 26, 2014.  Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o Wilhelmina International, Inc., 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

	Common Stock
Name of Beneficial Owner	Shares		%(1)
5% or Greater Stockholders
Newcastle Partners, L.P.(2)	48,614,513	(3)	41.4
Lorex Investments AG(4)	28,677,115	(5)	24.4
Directors, Nominees and Named Executive Officers
Mark E. Schwarz	48,614,513	(6)	41.4
Alex Vaickus	500,000	(7)	*
John Murray	50,000	(8)	*
Evan Stone	0		-
Horst-Dieter Esch	29,177,115	(9)	24.9
Clinton Coleman	0		-
James Dvorak	0		-
Mark Pape	0		-
Jeffrey Utz	0		-
James Roddey	0		-
All directors, nominees and executive officers as group (ten persons)	78,341,628	(10)	66.7

*	Less than 1%

(1)
Based on 117,406,651 shares of Common Stock outstanding as of April 26, 2014.  With the exception of shares that may be acquired by employees pursuant to our 401(k) retirement plan, a person is deemed to be the beneficial owner of Common Stock that can be acquired within 60 days after April 26, 2014 upon the exercise of options.  Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options that are held by such person, but not those held by any other person, and that are exercisable within 60 days after April 26, 2014 have been exercised.

(2)	The business address of Newcastle Partners, L.P. (“Newcastle”) is 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

(3)
Consists of shares of Common Stock held by Newcastle, as disclosed in Amendment No. 8 to a Schedule 13D filed with the SEC on August 23, 2013.  Newcastle Capital Management, L.P. (“NCM”), as the general partner of Newcastle, may be deemed to beneficially own the shares held by Newcastle. Each of Newcastle Capital Group, L.L.C. (“NCG”), as the general partner of NCM, NCM Services Inc. (“NCM Services”), as the sole member of NCG, the Schwarz 2012 Family Trust (the “Schwarz Trust”), as the sole stockholder of NCM Services, and Mark E. Schwarz, as the sole trustee of the Schwarz Trust, may in each case also be deemed to beneficially own the shares held by Newcastle.  Each of NCM, NCG, NCM Services, the Schwarz Trust and Mr. Schwarz disclaims beneficial ownership of the shares held by Newcastle except to the extent of their pecuniary interest therein.

(4)	The business address of Lorex Investments AG (“Lorex”) is c/o Mattig-Suter und Partner, Bahnhofstrasse 28, Schwyz, CH-6431, Switzerland.

(5)
Consists of shares of Common Stock held by Lorex, as disclosed in a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC by Dieter Esch on February 24, 2012.  Mr. Esch is the sole stockholder of Lorex and Peter Marty is the sole officer and director of Lorex.  Mr. Esch and Mr. Marty share voting and dispositive power over the shares held by Lorex.  Mr. Marty has no pecuniary interest in the shares held by Lorex.

(6)
Consists of 48,614,513 shares of Common Stock held by Newcastle. Mr. Schwarz may be deemed to beneficially own the shares held by Newcastle by virtue of his power to vote and dispose of such shares.  Mr. Schwarz disclaims beneficial ownership of the shares held by Newcastle except to the extent of his pecuniary interest therein.

(7)	Includes 400,000 shares of Common Stock issuable upon the exercise of options held by Alex Vaickus individually, which are exercisable within 60 days after the Record Date.

(8)
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

(10)	Consists of 78,341,628 shares of Common Stock and 450,000 shares of Common Stock issuable upon the exercise of options.

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

The 2011 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, and other equity incentives, including stock or stock based awards (collectively, the “Plan Rights”), to persons eligible to participate in the 2011 Plan.  The 2011 Plan shall satisfy the performance-based compensation exception to the limitation on our tax deductions imposed by Section 162(m) of the Code, with respect to those options and stock appreciation rights for which qualification for such exception is intended (“Section 162(m) Grants”).

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

Equity Compensation Plan Table

The following table summarizes the equity compensation plans under which the Common Stock may be issued as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,050,000	$0.16	2,000,000

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	4,050,000	$0.16	2,000,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Related Persons

Transactions with Newcastle and our Affiliates

Our corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which is also an office of NCM.  Pursuant to an oral agreement, we previously occupied a portion of NCM’s office space on a month-to-month basis at no charge, and received accounting and administrative services from employees of NCM at no charge.  Effective October 1, 2006, the parties formalized this arrangement by executing a services agreement.  Pursuant to the services agreement, we continue to occupy a portion of NCM’s office space on a month-to-month basis at $2,500 per month and incur additional fees to NCM for accounting and administrative services provided by employees of NCM.  During the fiscal years ended December 31, 2013 and 2012, we incurred fees (including the payments for the NCM office space) of approximately $30,000 and $30,000, respectively, under the services agreement.

Newcastle has certain demand and piggyback registration rights with respect to the common stock it holds, including the common stock issuable under an Equity Financing Agreement.

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

As of December 31, 2013, the Company had paid to the Control Sellers approximately $1,755,000 in respect of the Miami Earnout.  During March 2013, the Company offset approximately $446,000 of the Company’s aggregate remaining approximately $446,000 earn-out obligation (as of December 31, 2012) to the Control Sellers in respect of the Control Seller’s indemnification responsibility for losses incurred by the Company and its subsidiaries in the settlement of foreign withholding claims for tax years 2006 and 2008.

The Control Sellers are also parties to a registration rights agreement entered into in connection with the Acquisition Agreement, pursuant to which the Control Sellers, among others, obtained certain demand and piggyback registration rights with respect to the common stock issued to them under the Acquisition Agreement.

Other

As of September 15, 2013, the Company commenced a retainer arrangement with Lee & Stone LLP, a Dallas- based law firm, pursuant to which the Company paid Lee & Stone $12,500 per month for legal services (including the services of Mr. Stone and other professionals).  Evan Stone, the Company’s former General Counsel, was a principal of the firm.  In connection with the retainer, salary compensation to Mr. Stone ceased. Mr. Stone resigned as the Company’s General Counsel as of December 31, 2013 and the Company’s retainer arrangement with the firm has terminated.

Director Independence

Annually, as well as in connection with the election or appointment of a new director to the Board, the Board considers the business and charitable relationships between it and each director.  The Board determines whether directors are “independent” under Nasdaq’s listing standards.  The Board has determined that Mark Pape, James Roddey, Dieter Esch and Jeffrey Utz are independent under Nasdaq’s listing standards.  Mr. Schwarz is not independent under Nasdaq’s listing standards.  The Board has not made a determination regarding the independence of Messrs. Coleman and Dvorak.   The Audit Committee is comprised of Messrs. Pape (Chairman), Roddey and Utz, all of whom are independent under Nasdaq’s listing standards applicable to Audit Committee members.  The Compensation Committee is also composed of Messrs. Pape, Roddey and Utz. The Company does not have a separately-designated Nominating Committee at this time.

Item 14.	Principal Accountant Fees and Services

Fees Billed During Fiscal 2013 and 2012

Audit Fees

The aggregate fees billed by Burton McCumber & Cortez, L.L.P. (“Burton McCumber”) (our independent registered public accounting firm through September 7, 2012) and Montgomery Coscia Greilich LLP (“Montgomery Coscia”) (our independent registered public accounting firm engaged effective September 27, 2012), for professional services required for the audit of our annual financial statements included in our Annual Report on Form 10-K and the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other services that are normally provided in connection with statutory or regulatory filings or engagements, was $183,549 and $166,418 for fiscal years 2013 and 2012, respectively.

Audit-Related Fees

We did not engage or pay Burton McCumber nor Montgomery Coscia for assurance and related services in fiscal years 2013 and 2012.

Tax Fees

We did not engage or pay Burton McCumber for professional services relating to tax compliance, tax advice or tax planning in fiscal years 2013 and 2012. Professional services relating to tax compliance, tax advice and tax planning paid to Montgomery Coscia was $37,515 and $52,176 for fiscal years 2013 and 2012, respectively.

All Other Fees

Other than the services described above, we did not engage or pay Burton McCumber nor Montgomery Coscia for services in fiscal years 2013 and 2012.

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

All of the audit engagements and fees for the fiscal years ended December 31, 2013 and December 31, 2012 were pre-approved by the Audit Committee.  In connection with the audit of our financial statements for the fiscal year ended December 31, 2013, Montgomery Coscia only used full-time, permanent employees.

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

10.29	Letter agreement dated April 24, 2013 between Wilhelmina International, Inc. and Ronald L. Chez (incorporated by reference from Exhibit 10.1 to Form 8-K, dated April 26, 2013)

14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).

16.1	Burton, McCumber & Cortez, L.L.P. Letter, dated September 28, 2012 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated September 27, 2012).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to Form 10-K, dated December 31, 2010).

23.1	Consent of Montgomery, Coscia & Greilich, L.L.P. (previously filed with the Original Form 10-K).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (previously filed with the Original Form 10-K).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (previously filed with the Original Form 10-K).

*           Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.

Date: April 30, 2014	By:	/s/ Alex Vaickus
	Name:	Alex Vaickus
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 2014.

/s/ Alex Vaickus	Chief Executive Officer
Alex Vaickus	(Principal Executive Officer)

/s/ John P. Murray	Chief Financial Officer
John P. Murray	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Schwarz	Executive Chairman and Chairman of the Board
Mark Schwarz

/s/ Dieter Esch	Director
Dieter Esch

/s/ Clinton Coleman	Director
Clinton Coleman

/s/ James Dvorak	Director
James Dvorak

/s/ Mark Pape	Director
Mark Pape

/s/ Jeffrey Utz	Director
Jeffrey Utz

/s/ James Roddey	Director
James Roddey