Form 10-Q
period 2014-03-31
Wilhelmina International, Inc.
filed 2014-05-15
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014 the registrant had 117,406,051 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	(Unaudited)
	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$1,005	$2,776
Accounts receivable, net of allowance for doubtful accounts of $571	13,047	11,327
Deferred tax asset	1,414	1,659
Prepaid expenses and other current assets	427	257
Total current assets	15,893	16,019

Property and equipment, net of accumulated depreciation of $552 and $493	819	831

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,089 and $7,888	248	449
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	167	340

Total assets	$38,379	$38,891

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,048	$2,969
Due to models	8,488	8,669
Total current liabilities	11,536	11,638

Long term liabilities
Amegy credit facility	-	800
Deferred income tax liability	1,287	1,287
Total long-term liabilities	1,287	2,087

Total liabilities	12,823	13,725

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 117,406,651 shares issued and outstanding at March 31, 2014 and December 31, 2013	1,294	1,294
Treasury stock 12,034,101, at cost	(1,637)	(1,637)
Additional paid-in capital	85,418	85,360
Accumulated deficit	(59,519)	(59,851)
Total shareholders’ equity	25,556	25,166

Total liabilities and shareholders’ equity	$38,379	$38,891

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

(In thousands)

	Three Months Ended March 31,
	2014	2013
Revenues
Revenues	$18,136	$13,915
License fees and other income	100	201
Total revenues	18,236	14,116

Model costs	12,757	9,816

Revenues net of model costs	5,479	4,300

Operating expenses
Salaries and service costs	3,105	2,797
Office and general expenses	1,095	818
Amortization and depreciation	260	390
Corporate overhead	279	320
Total operating expenses	4,739	4,325
Operating income (loss)	740	(25)

Other income (expense):
Equity Earnings in Wilhelmina Kids & Creative Mgmt, LLC	(20)	17
Interest income	2	2
Interest expense	(8)	(12)
Total other income (expense)	(26)	7

Income (loss) before provision for income taxes	714	(18)

Provision for income taxes: (expense) benefit
Current	(137)	(38)
Deferred	(245)	-
	(382)	(38)

Net income (loss) applicable to common stockholders	$332	$(56)

Basic income (loss) per common share	$0.00	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding-basic	117,406	119,670
Weighted average common shares outstanding-diluted	118,337	120,500

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$332	$(56)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	260	390
Share based payment expense	58	38
Deferred income taxes	245	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,720)	13
Decrease (increase) in prepaid expenses and other current assets	3	(126)
(Decrease) in due to models	(181)	(625)
(Decrease) in foreign withholding claim	-	(428)
Increase in accounts payable and accrued liabilities	79	56
Net cash used by operating activities	(924)	(738)

Cash flows from investing activities:
Purchase of property and equipment	(47)	(34)
Net cash used in investing activities	(47)	(34)

Cash flows from financing activities:
Decrease in earnout liability	-	(20)
Proceeds from Amegy line of credit	-	500
Repayment of Amegy line of credit	(800)	(250)
Net cash used in financing activities	(800)	230

Net increase (decrease) in cash and cash equivalents	(1,771)	(542)
Cash and cash equivalents, beginning of period	2,776	1,145
Cash and cash equivalents, end of period	$1,005	$603

Supplemental disclosures of cash flow information
Cash paid for interest	$8	$12
Cash paid for income taxes	$95	$37

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(in thousands, except per share data)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included.  In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for such periods.  It is recommended that these interim unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Note 2.  Business Activity

Overview

The primary business of Wilhelmina is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Thailand, Dubai, Vancouver and Tokyo.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

Note 3.  Line of Credit

On October 24, 2012, the Company executed and closed the second amendment (the “Second Credit Agreement Amendment”) to its revolving facility with Amegy Bank National Association (“Amegy”). Borrowings under the facility are to be used for working capital and other general business purposes of the Company.

Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000, (2) the borrowing base is derived from 75% of eligible accounts receivable (as defined) and (3) the Company’s minimum net worth covenant is $22,000. In addition, the maturity date of the facility is October 15, 2015. The Company’s obligation to repay advances under the amended facility is evidenced by a second amended and restated promissory note (the “Second Amended and Restated Promissory Note”).  Under the terms of the Second Amended and Restated Promissory Note, the interest rate on borrowings is prime rate plus 1%.

As of May 14, 2014, the Company had no outstanding borrowings under the revolving credit facility.

Note 4.  Restricted Cash

At March 31, 2014 and 2013, the Company had approximately $222 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 5.  Commitments and Contingencies

On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, asserting claims for alleged breach of Mr. Patterson’s expired employment agreement (the “Employment Agreement”) with Wilhelmina International, defamation, and declaratory relief with respect to the alleged invalidity and unenforceability of the Employment Agreement’s non-competition and non-solicitation provisions.  The Company and Wilhelmina International asserted counterclaims against Mr. Patterson for breach of the Employment Agreement, breach of fiduciary duty, and injunctive relief.  The parties are currently engaged in discovery. The Company believes Mr. Patterson’s claims are without merit and intends to vigorously defend itself and pursue the counterclaims.  On May 23, 2014, the court granted the defendants’ motion to dismiss Mr. Patterson’s defamation claim, and granted Mr. Patterson’s cross-motion for leave to file an amended defamation claim.

On October 10, 2012, an individual named Louisa Raske (“Raske”) commenced a purported class action lawsuit in New York State Supreme Court (New York County) against the Company's subsidiaries Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), and others, as defendants (the “Raske Litigation”).  The Complaint asserted claims by Raske, individually, and on behalf of the purported class, for, among other things, breach of fiduciary duty, unjust enrichment, and conversion, arising out of the defendants’ allegedly unauthorized use of models’ images and the handling and reporting of funds received in connection therewith.   Other defendants in the Raske Litigation included other model management companies, advertising firms, and certain advertisers.  By Decision and Order dated September 6, 2013, amended September 12, 2013, the court granted the Wilhelmina Subsidiary Parties’ and the other defendants’ motions to dismiss the Complaint, and dismissed the Complaint, with prejudice, except as to the plaintiff’s claims for alleged unjust enrichment, which were dismissed without prejudice.

On October 24, 2013, a second purported class action lawsuit naming the Wilhelmina Subsidiary Parties was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the Raske Litigation (the “Shanklin Litigation”).  The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those matters involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms and certain advertisers. The Company believes the new claims are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants have also filed motions to dismiss.  The court has stayed all discovery in the case pending resolution of these motions.  On March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest”.  The judge’s letter also enclosed a copy of his decision in the Raske Litigation.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

As of March 31, 2014, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of March 31, 2014, total compensation payable under the remaining contractual term of these agreements was approximately $2,366.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore, subject to certain exceptions, as of March 31, 2014, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $1,809. During the three months ended March 31, 2014 and 2013, the Company paid no compensation cost in connection with certain non-compete and contractual arrangements of former employees.

During 2010, the Company received IRS notices totaling approximately $726 related to foreign withholding claims for tax years 2006 and 2008.  As part of settlement negotiations with the IRS, the Company determined that approximately $197 of the foreign withholding claim for 2008 related to tax liabilities which the Company assumed as a result of  its acquisition of  Wilhelmina International and its affiliates in February 2009 (the “Wilhelmina Acquisition”).  To satisfy this liability, the Company paid the IRS, including penalties and interest of $26, a total of $223 during the year ended December 31, 2011. Since this amount was previously accrued as a liability at the Wilhelmina Acquisition date, no adjustment was required. During February 2013, the IRS division of Appeals concluded that there was no basis for abatement of the 2006 and 2008 foreign withholding claims, within the protective framework of reasonable cause, and therefore, closed the case. During March 2013, the Company paid approximately $454 in settlement of the foreign withholding claims for tax years 2006 and 2008. During March 2013, the Company offset approximately $454 of the Company’s remaining earnout obligation for losses incurred in the settlement of the foreign withholding claims for tax years 2006 and 2008. The Company is indemnified by certain of the selling parties in the Wilhelmina Acquisition for losses incurred as a result of such deficiency notice, and the selling parties have confirmed such responsibility to the Company.  Such indemnification was satisfied by offset to earn-out payments.

Note 6.  Share Capital

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

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2013, the Company had federal income tax loss carryforwards of approximately $3,500, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three months ended March 31, 2014. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2013, management determined that the deferred tax asset ("DTA") valuation allowance of approximately $2,500 should be reversed. The decision to reverse the DTA valuation allowance is based on the sustained profitability by the Company in recent years and management’s expectation of sufficient profitability in subsequent years to fully utlize the net operating losses. As a result of the DTA allowance reversal, net income for the year ended December 31, 2013 increased by approximately $2,170. These adjustments to the deferred tax asset valuation had no effect on net income for the three months ended March 31, 2014 and 2013.

Note 8.  Treasury Stock

During the year ended December 31, 2012, the Board of Directors authorized a stock repurchase program, whereby the Company could repurchase up to 10,000,000 shares of its outstanding Common Stock. During August 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an additional 10,000,000 shares of Common Stock.

The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Second Credit Agreement Amendment.

In total, the Company has repurchased 12,034,101 shares of Common Stock at an average price of approximately $0.136 per share, for a total of approximately $1,637 under the foregoing stock repurchase program. No shares were repurchased during the three months ended March 31, 2014.

Note 9.  Related Parties

As of March 31, 2014, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), and John Murray, Chief Financial Officer of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Executive Chairman, and Chief Financial Officer, respectively. NCM is the General Partner of Newcastle, which owns 48,614,513 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at approximately $3 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30 for the three months ended March 31, 2014 and 2013. The Company owed NCM $0 as of March 31, 2014 and 2013, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $28 for the three months ended March 31, 2014 and 2013.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2014 and 2013.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

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

OVERVIEW

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles and Miami, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S., as well as in Thailand, Dubai, Vancouver and Tokyo. The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully during the first quarter of 2014.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	develop Wilhelmina into a global brand;
•	expand the women’s high end fashion board;
•	expand the Wilhelmina Artist Management, LLC (“WAM”) business;
•	strategic acquisitions;
•	licensing the “Wilhelmina” name to leading model management agencies;
•	licensing the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products; and
•	promoting model search contests, and events and partnering on media projects (television, film, books, etc.).

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

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

Analysis of Consolidated Statements of Operations and Gross Billings

(in thousands)

	Three Months Ended
	March 31	March 31	Percent Change
	2014	2013	2014 vs 2013

GROSS BILLINGS	18,552	14,890	24.6%

Revenues	18,136	13,915	30.3%
License fees and other income	100	201	(50.2%)
TOTAL REVENUES	18,236	14,116	29.2%
Model costs	12,757	9,816	29.9%
REVENUES NET OF MODEL COSTS	5,479	4,300	27.5%
GROSS PROFIT MARGIN	30.0%	30.5%
Salaries and service costs	3,105	2,797	11.0%
Office and general expenses	1,095	818	31.2%
Amortization and depreciation	260	390	(33.3%)
Corporate overhead	279	320	(12.8%)
OPERATING INCOME	740	(25)	3168.0%
OPERATING MARGIN	4.1%	-0.2%
Interest income	2	2
Interest expense	(8)	(12)	(33.3%)
Equity Earnings in affiliate	(20)	17
INCOME BEFORE INCOME TAXES	714	(18)	4216.7%
Income taxes expense	(382)	(38)	473.7%
Effective tax rate	53.5%	211.1%
NET INCOME	332	(56)	1033.9%

Gross Billings

Generally, the Company’s gross billings fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.

 The 25% increase in total gross billings were driven by a 31% increase in the gross billings across the core modeling somewhat offset by a decline in the gross billings of the WAM business. All boards of the core modeling business experienced positive growth during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

Revenues

The increase in revenues for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 were driven by an expanded developed talent pool and our customers increased interest in booking the Company's talent.

License Fees and Other Income

License fees and other income include the following:

•
Product licensing agreements between the Company, its clients and talent, whereby the Company participates in the sharing of royalties. During the three months ended March 31, 2013, royalties from these licensing agreements (which have since expired) totaled approximately $72.

•
An agreement between the Company and an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the three months ended March 31, 2014 and March 31, 2013, management fee and rental income from the unconsolidated affiliate amounted to approximately $28.

•
Franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company.  During the three months ended March 31, 2014, franchise fees totaled approximately $72, compared to approximately $102 for the three months ended March 31, 2013.

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

Gross profit margins were slightly lower during the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, as a result of the following:

•	Royalties earned in the WAM business are reported on a net basis and have decreased.

•
The rate of recovery of certain costs advanced to models (which cause margins to increase) and additional cost associated with mother agency fees (which causes margins to decrease), had little net effect on the changes in gross profit margin.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent. The following factors contributed to the increases in salaries and service costs when comparing the three months ended March 31, 2014 to the three months ended March 31, 2013:

•	The Company continues to recruit agents when available and invest in scouting and developing activities. The Company believes these investments are necessary to support its continued growth.

•
Consistent with the Company’s continued focus on containing costs, the amount of salaries and service costs as a percentage of revenue for the three months ended March 31, 2014 declined to 17.0% from 19.8% for the three months ended March 31, 2013.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the three months ended March 31, 2014, office and general expenses increased, when compared to the three months ended March 31, 2013, due to costs associated with legal and professional fees, consulting and technology. The Company continues to invest in technology to improve delivery of model management services to its talent.

The amount of office and general expenses as a percentage of revenue for the three months ended March 31, 2014 declined to 5.6% from 5.8% for the three months ended March 31, 2013.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three months ended March 31, 2014, depreciation and amortization expense totaled $260 (of which $201 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), compared to $390 of depreciation and amortization expense during the three months ended March 31, 2013 (of which $357 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases (mostly related to technology) totaled approximately $47 and $34 during the three months ended March 31, 2014 and March 31, 2013, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead decreased for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, mostly due to a decline in legal and professional fees.

Operating Margin

Operating margins increased for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, as a result of an increase in revenues from the core modeling business and the results of certain management initiatives to decrease operating expenses as a percentage of revenues.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three months ended March 31, 2014 and March 31, 2013.

Interest Expense

The decrease in interest expense for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, is the result of a decrease in average borrowings under the Second Credit Agreement Amendment.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2013, the Company had federal income tax loss carryforwards of approximately $3,500, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three months ended March 31, 2014. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2013, management determined that the deferred tax asset ("DTA") valuation allowance of approximately $2,500 should be reversed. The decision to reverse the DTA valuation allowance was based on the sustained profitability by the Company in recent years and management’s expectation of sufficient profitability in subsequent years to fully utlize the net operating losses. As a result of the DTA allowance reversal, net income for the year ended December 31, 2013 increased by approximately $2,170. These adjustments to the deferred tax asset valuation had no effect on net income for the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

The Company’s cash balance decreased to $1,005 at March 31, 2014, from $2,776 at December 31, 2013. For the three months ended March 31, 2014, cash balances decreased as a result of cash flows used by operations of approximately $924 and an $800 payment on the Amegy credit facility. Cash flows used by operations were negatively impacted by the collections of accounts receivables. Revenues (particularly in February and March 2014) increased significantly  and, typically, the collection of customer receivables averages greater than 60 days, while the Company incurs significant operating expenses with shorter payment terms.

Amegy Credit Agreement

On October 24, 2012, the Company executed and closed the Second Credit Agreement Amendment to its revolving facility with Amegy. Borrowings under the facility are to be used for working capital and other general business purposes of the Company.

Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000, (2) the borrowing base is derived from 75% of eligible accounts receivable (as defined) and (3) the Company’s minimum net worth covenant is $22,000. In addition, the maturity date of the facility is October 15, 2015. The Company’s obligation to repay advances under the amended facility is evidenced by the Second Amended and Restated Promissory Note.  Under the terms of the Second Amended and Restated Promissory Note, the interest rate on borrowings is prime rate plus 1% .

As of May 14, 2014, the Company had no outstanding borrowings under the revolving credit facility.

The Second Credit Agreement Amendment contains certain representations and warranties and affirmative and negative covenants.  Amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable upon the occurrence of an event of default.  All indebtedness and other obligations of the Company under the Second Credit Agreement Amendment are secured by all of the assets of the Company and its subsidiaries, provided, however, that the collateral does not include the intellectual property of the Company or the stock or equity interests in the Company’s subsidiaries.

Off-Balance Sheet Arrangements

As of March 31, 2014 and 2013, the Company had $222 of restricted cash that serves as collateral for an irrevocable standby letter of credit. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of March 31, 2014, and as a result of this assessment, the Company does not believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, asserting claims for alleged breach of Mr. Patterson’s expired employment agreement (the “Employment Agreement”) with Wilhelmina International, defamation, and declaratory relief with respect to the alleged invalidity and unenforceability of the Employment Agreement’s non-competition and non-solicitation provisions.  The Company and Wilhelmina International asserted counterclaims against Mr. Patterson for breach of the Employment Agreement, breach of fiduciary duty, and injunctive relief.  The parties are currently engaged in discovery. The Company believes Mr. Patterson’s claims are without merit and intends to vigorously defend itself and pursue the counterclaims.  On May 23, 2014, the court granted the defendants’ motion to dismiss Mr. Patterson’s defamation claim, and granted Mr. Patterson’s cross-motion for leave to file an amended defamation claim.

On October 10, 2012, an individual named Louisa Raske (“Raske”) commenced a purported class action lawsuit in New York State Supreme Court (New York County) against the Company's subsidiaries Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), and others, as defendants (the “Raske Litigation”).  The Complaint asserted claims by Raske, individually, and on behalf of the purported class, for, among other things, breach of fiduciary duty, unjust enrichment, and conversion, arising out of the defendants’ allegedly unauthorized use of models’ images and the handling and reporting of funds received in connection therewith.   Other defendants in the Raske Litigation included other model management companies, advertising firms, and certain advertisers.  By Decision and Order dated September 6, 2013, amended September 12, 2013, the court granted the Wilhelmina Subsidiary Parties’ and the other defendants’ motions to dismiss the Complaint, and dismissed the Complaint, with prejudice, except as to the plaintiff’s claims for alleged unjust enrichment, which were dismissed without prejudice.

On October 24, 2013, a second purported class action lawsuit naming the Wilhelmina Subsidiary Parties was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the Raske Litigation (the “Shanklin Litigation”).  The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those matters involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms and certain advertisers. The Company believes the new claims are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants have also filed motions to dismiss.  The court has stayed all discovery in the case pending resolution of these motions.  On March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest”.  The judge’s letter also enclosed a copy of his decision in the Raske Litigation.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
________________
* Filed herewith