Form 10-Q
period 2014-06-30
Wilhelmina International, Inc.
filed 2014-08-11
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014 the registrant had 5,870,302 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)

ASSETS
	(Unaudited) June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$2,898	$2,776
Accounts receivable, net of allowance for doubtful accounts of $660 and $571	13,981	11,327
Deferred tax asset	1,246	1,659
Prepaid expenses and other current assets	541	257
Total current assets	18,666	16,019

Property and equipment, net of accumulated depreciation of $618 and $493	957	831

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,133 and $7,888	204	449
Goodwill	12,563	12,563
Restricted cash	222	222
Other assets	195	340

Total assets	$41,274	$38,891

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,400	$2,969
Due to models	9,591	8,669
Total current liabilities	13,991	11,638

Long term liabilities
Amegy credit facility	-	800
Deferred income tax liability	1,287	1,287
Total long-term liabilities	1,287	2,087

Total liabilities	15,278	13,725

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 5,870,302 shares issued and outstanding at June 30, 2014 and December 31, 2013	65	65
Treasury stock 601,705, at cost	(1,637)	(1,637)
Additional paid-in capital	86,696	86,589
Accumulated deficit	(59,128)	(59,851)
Total shareholders’ equity	25,996	25,166

Total liabilities and shareholders’ equity	$41,274	$38,891

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues
Revenues	$19,528	$15,978	$37,664	$29,893
License fees and other income	100	172	200	373
Total revenues	19,628	16,150	37,864	30,266

Model costs	14,206	11,232	26,963	21,048

Revenues net of model costs	5,422	4,918	10,901	9,218

Operating expenses
Salaries and service costs	3,249	2,846	6,354	5,643
Office and general expenses	1,083	794	2,178	1,612
Amortization and depreciation	110	393	370	783
Corporate overhead	374	324	653	644
Total operating expenses	4,816	4,357	9,555	8,682
Operating income	606	561	1,346	536

Other income (expense):
Equity in Earnings (loss) of 50% owned subsidiary earnings	5	(15)	(15)	2
Interest income	2	2	4	4
Interest expense	-	(16)	(8)	(28)
	7	(29)	(19)	(22)

Income before provision for income taxes	613	532	1,327	514

Provision for income taxes
Current	54	179	191	217
Deferred	168	-	413	-
	222	179	604	217

Net income applicable to common stockholders	$391	$353	$723	$297

Basic net income per common share	$0.07	$0.06	$0.12	$0.05
Diluted net income per common share	$0.07	$0.06	$0.12	$0.05

Weighted average common shares outstanding-basic	5,870	5,984	5,870	5,984
Weighted average common shares outstanding-diluted	5,968	6,045	5,942	6,034

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$723	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	370	783
Share based payment expense	107	72
Deferred income taxes	413	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,654)	(397)
(Increase) in prepaid expenses and other assets	(139)	(102)
Increase (decrease) in due to models	922	(245)
(Decrease) in foreign withholding claim	-	(428)
Increase in accounts payable and accrued liabilities	1,431	813
Net cash provided by operating activities	1,173	793

Cash flows from investing activities:
Purchase of property and equipment	(251)	(48)
Net cash used in investing activities	(251)	(48)

Cash flows from financing activities:
(Decrease) in earnout liability	-	(20)
Proceeds from Amegy line of credit	-	500
Repayment of Amegy line of credit	(800)	(650)
Net cash used in financing activities	(800)	(170)

Net increase in cash and cash equivalents	122	575
Cash and cash equivalents, beginning of period	2,776	1,145
Cash and cash equivalents, end of period	$2,898	$1,720

Supplemental disclosures of cash flow information
Cash paid for interest	$8	$28
Cash paid for income taxes	$239	$130
Supplemental disclosures of non cash flow information
Decrease in earnout liability from indemnification receivable offset	$-	$454

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

On July 11, 2014, the Company effected a reverse stock split of the Company's common stock at a ratio of one share for twenty shares. The Company has retroactively adjusted, for all periods presented, all the share information to reflect this reverse stock split in the accompanying consolidated financial statements and notes.

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

On July 31, 2014, the Company executed and closed the third amendment (the “Third Credit Agreement Amendment”) to its revolving facility with Amegy. The terms of the Third Credit Agreement Amendment are essentially the same as in the Second Credit Agreement Amendment with the exception of the ability to issue up to $300 of standby letters of credit. Outstanding letters of credit will reduce the Company’s availability under the facility.

As of August 11, 2014, the Company had no outstanding borrowings or letters of credit under the revolving credit facility.

Note 4.  Restricted Cash

At June 30, 2014 and 2013, the Company had approximately $222 of restricted cash that serves as collateral for the full amount of an irrevocable standby letter of credit.  The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York that expires in February 2021.

Note 5.  Commitments and Contingencies

On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, Ltd (“Wilhelmina International”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, asserting claims for alleged breach of Mr. Patterson’s expired employment agreement (the “Employment Agreement”) with Wilhelmina International, defamation, and declaratory relief with respect to the alleged invalidity and unenforceability of the Employment Agreement’s non-competition and non-solicitation provisions. The Company and Wilhelmina International asserted counterclaims against Mr. Patterson for breach of the Employment Agreement, breach of fiduciary duty, and injunctive relief. On May 23, 2014, the court granted the defendants’ motion to dismiss Mr. Patterson’s defamation claim, and granted Mr. Patterson’s cross-motion for leave to file an amended defamation claim.  Patterson filed an Amended Complaint on May 15, 2014, repeating the claims for alleged breach of contract and declaratory relief, and filing and amended defamation claim. The Company and Wilhelmina International filed an Answer to the Amended Complaint on June 17, 2014, and again asserted counterclaims for breach of contract, breach of fiduciary duty, and for injunctive relief.  Patterson replied to those counterclaims on June 27, 2014. The parties are currently engaged in discovery. The Company believes Mr. Patterson’s claims are without merit and intends to vigorously defend itself and pursue the counterclaims.

On October 24, 2013, a purported class action lawsuit brought by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), naming the Company’s subsidiaries Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those matters involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. The Company believes the claims are without merit and intends to vigorously defend itself and its subsidiaries. On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants have also filed motions to dismiss. On March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. The defendants’ motions to dismiss were orally argued on July 28, 2014, at which time the court took the motions under advisement. The court has stayed all discovery in the case pending resolution of these motions.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

As of June 30, 2014, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of June 30, 2014, total compensation payable under the remaining contractual term of these agreements was approximately $2,366.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore, subject to certain exceptions, as of June 30, 2014, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $1,809. During the six months ended June 30, 2014 and 2013, the Company paid approximately 18 of compensation cost in connection with certain non-compete and contractual arrangements of former employees.

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

Standstill Agreement

On April 24, 2013, the Company and Ronald L. Chez (“Chez”), a shareholder of the Company, entered into a letter agreement (the “Standstill Agreement”), pursuant to which Chez and his Affiliates (as defined in the Standstill Agreement) agreed not to, without the prior approval of the Board of Directors of the Company, (a) beneficially own in excess of 500,000 shares of Common Stock of the Company nor (b) directly or indirectly, make any proposal or offer to acquire (other than pursuant to a confidential proposal to the Board of Directors of the Company), or agree to acquire or to become the beneficial owner of (i) any shares of Common Stock, (ii) any other securities of the Company convertible, exchangeable or exercisable into shares of Common Stock or (iii) any other voting securities of the Company, which, when added together with any such securities beneficially owned by Chez and his Affiliates immediately prior thereto, would provide Chez and his Affiliates with voting power in the aggregate in excess of 500,000 shares of Common Stock.

The Company agreed to, within three (3) business days of the execution of the Standstill Agreement, promptly execute (and submit for signature by the Rights Agent) an amendment to the Rights Agreement, which amendment provides that Chez shall not be deemed to be an “Acquiring Person” under the Rights Agreement by virtue of (a) the acquisition of shares of Common Stock purchased by Chez and disclosed in the initial Schedule 13D with respect to his ownership of Company Common Stock filed by Chez on March 22, 2013 (the “Initial Chez 13D”) or (b) the acquisition of additional shares of Common Stock in one or more purchases which in the aggregate, when added together with the shares of Common Stock reflected in the Initial Chez 13D, do not exceed 500,000 shares of Common Stock.

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

On July 10, 2014, the Company entered into a Fourteenth Amendment (the “Fourteenth Amendment”) to the Company’s Rights Agreement .The Fourteenth Amendment, among other things, (i) amends the definition of Acquiring Person (as defined in the Rights Agreement) to provide that no reporting person on the Newcastle-Lorex Schedule 13D (as defined below) (each, a “Newcastle-Lorex Schedule 13D Reporting Person”) shall be deemed to be an Acquiring Person solely by virtue of (a) the Mutual Support Agreement dated August 25, 2008, as amended on October 18, 2010, between Newcastle, Lorex Investments AG, Dieter Esch, Brad Krassner and Krassner Family Investments L.P. (and any agreement in respect of acquiring, holding, voting or disposing of any securities of the Company contained therein) (the “Mutual Support Agreement”) or (b) any shares of the Company’s common stock that may be deemed to be beneficially owned by, or otherwise attributed to, a Newcastle-Lorex Schedule 13D Reporting Person (but not owned directly by such Newcastle-Lorex Schedule 13D Reporting Person) solely by virtue of the existence of the Mutual Support Agreement or such Newcastle-Lorex Schedule 13D Reporting Person’s membership in any Section 13(d) “group” that may be considered to exist among Newcastle-Lorex Schedule 13D Reporting Persons, as reported pursuant to the Newcastle-Lorex Schedule 13D (“Attributed Shares”), (ii) amends the definition of Triggering Event (as defined in the Rights Agreement) to provide that no Triggering Event shall result solely by virtue of the existence of the Mutual Support Agreement or any Attributed Shares, (iii) provides that a Distribution Date (as defined in the Rights Agreement) shall not be deemed to have occurred solely by virtue of the existence of the Mutual Support Agreement or any Attributed Shares and (iv) provides that neither existence of the Mutual Support Agreement nor any Attributed Shares shall be deemed to be events that cause the Rights (as defined in the Rights Agreement) to become exercisable.  The “Newcastle-Lorex Schedule 13D” means the Schedule 13D dated June 19, 2014 jointly filed by Newcastle, Newcastle Capital Group, L.L.C., Newcastle Capital Management, L.P., NCM Services Inc., the Schwarz 2012 Family Trust, Mark E. Schwarz, John Murray, Clinton Coleman, James Dvorak, Lorex Investments AG, Dieter Esch and Peter Marty, as may be subsequently amended; provided that both Newcastle Partners, L.P. and Lorex Investments A.G. are reporting persons thereon.

The Company's Board of Directors approved the implementation of the Reverse Stock Split and the applicable ratio of one-for-twenty on July 7, 2014. On July 11, 2014, the Company filed a certificate of amendment to the Company's restated certificate of incorporation (the “Certificate of Amendment”) which effected a reverse stock split (the “Reverse Stock Split”) of the Company's Common Stock at a ratio of one share for twenty shares. The Company's stockholders previously approved the granting of authority to the Company’s Board of Directors to effect a reverse stock split at a ratio between one-for-ten and one-for-forty at the Company’s annual meeting of stockholders held on September 26, 2013.

The Certificate of Amendment provided that, effective as of 5:00pm (Eastern Time) on July 11, 2014, every twenty outstanding shares of Common Stock were combined automatically into one share of Common Stock. Fractional shares resulting from the Reverse Stock Split were cancelled and stockholders otherwise entitled to a fractional share will receive a cash payment in lieu of the fractional share based on the average of the last reported sales price of the Common Stock as quoted on the OTCBB for the five business days prior to the effectiveness of the Reverse Stock Split (which average price is $.30). The Certificate of Amendment also proportionally reduced the Company’s authorized shares of Common Stock from 250,000,000 million shares to 12,500,000 shares. The rights and privileges of the holders of the Common Stock are unaffected by the Reverse Stock Split.

Trading of the Common Stock on a split-adjusted basis began at the opening of trading on July 14, 2014.

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2013, the Company had federal income tax loss carryforwards of approximately $3,500, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three and six months ended June 30, 2014. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2013, management determined that the deferred tax asset ("DTA") valuation allowance of approximately $2,500 should be reversed. The decision to reverse the DTA valuation allowance was based on the sustained profitability by the Company in recent years and management’s expectation of sufficient profitability in subsequent years to fully utlize the net operating losses. Deferred tax expense of $168 and $ 413 for the three and six months ended June 30, 2014, respectively, represents recognition of the Company’s deferred tax assets (mainly, utilization of the Company’s NOL’s during the period).

Note 8.  Treasury Stock

During the year ended December 31, 2012, the Board of Directors authorized a stock repurchase program, whereby the Company could repurchase up to 500,000 shares of its outstanding Common Stock. During August 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an additional 500,000 shares of Common Stock.

The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Third Credit Agreement Amendment.

In total, the Company has repurchased 601,705 shares of Common Stock at an average price of approximately $2.72 per share, for a total of approximately $1,637 under the foregoing stock repurchase program. No shares were repurchased during the six months ended June 30, 2014.

Note 9.  Related Parties

As of June 30, 2014, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), and John Murray, Chief Financial Officer of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Executive Chairman, and Chief Financial Officer, respectively. NCM is the General Partner of Newcastle, which owns 2,430,726 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at approximately $3 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $23 and $45 for the three and six months ended June 30, 2014 and 2013, respectively. The Company owed NCM $0 as of June 30, 2014 and 2013, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $28 and $56 for each of the three and six months ended June 30, 2014 and 2013.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2014 and 2013.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully during the first half of 2014.

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

 Analysis of Consolidated Statements of Operations and Gross Billings

(in thousands)

	Three Months Ended			Six Months Ended
	June 30	June 30	% Change	June 30	June 30	% Change
	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013

GROSS BILLINGS	19,944	17,091	16.7%	38,495	31,981	20.4%

Revenues	19,528	15,978	22.2%	37,664	29,893	26.0%
License fees and other income	100	172	(41.9%)	200	373	(46.4%)
TOTAL REVENUES	19,628	16,150	21.5%	37,864	30,266	25.1%
Model costs	14,206	11,232	26.5%	26,963	21,048	28.1%
REVENUES NET OF MODEL COSTS	5,422	4,918	10.2%	10,901	9,218	18.3%
GROSS PROFIT MARGIN	27.6%	30.5%		28.8%	30.5%
Salaries and service costs	3,249	2,846	14.2%	6,354	5,643	12.6%
Office and general expenses	1,083	794	36.4%	2,178	1,612	35.1%
Amortization and depreciation	110	393	(72.0%)	370	783	(52.7%)
Corporate overhead	374	324	15.4%	653	644	1.4%
OPERATING INCOME	606	561	8.0%	1,346	536	151.1%
OPERATING MARGIN	3.1%	3.5%		3.6%	1.8%
Interest income	2	2		4	4
Interest expense	-	(16)		(8)	(28)
Equity Earnings (loss) in affiliate	5	(15)		(15)	2
INCOME BEFORE INCOME TAXES	613	532	15.2%	1,327	514	158.2%
Income taxes expense	222	179	24.0%	604	217	178.3%
Effective tax rate	36.2%	33.6%		45.5%	42.2%
NET INCOME	391	353	10.8%	723	297	143.4%

Gross Billings

Generally, the Company’s gross billings fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.

The increases in gross billings during the three and six months ended June 30, 2014, when compared to gross billings for the three and six months ended June 30, 2013 were driven by 23% and 26% increases in the gross billings from the core modeling during the three and six months ended June 30, 2014, respectively, when compared to gross billings for the three and six months ended June 30, 2013. All boards of the core modeling business experienced positive growth during the three and six months ended June 30, 2014 when compared to the three and six months ended June 30, 2013. The Company’s hair & makeup board, which was launched midyear 2012, continues to show strong growth.

Revenues

The increase in revenues for the three and six months ended June 30, 2014 when compared to the three and six months ended June 30, 2013 were driven by an expanded developed talent pool and our customers’ increased interest in booking the Company's talent. The Company’s expanded developed talent pool continues to be driven by an emphasis on scouting and developing relationships with mother agencies around the world.

License Fees and Other Income

License fees and other income include the following:

•
An agreement between the Company and an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the three and six months ended June 30, 2014 and 2013, management fee and rental income from the unconsolidated affiliate amounted to approximately $28 and $56, respectively.

•
Franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company.  During the three and six months ended June 30, 2014, franchise fees totaled approximately $72 and $144, compared to approximately $64 and $166 for the three and six months ended June 30, 2013, respectively.

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

Gross profit margins were lower during the three and six months ended June 30, 2014, when compared to the three and six months ended June 30, 2013, as a result of the following:

•	Royalties earned in the WAM business are reported on a net basis and have decreased.

•	The rate of recovery of certain costs advanced to models decreased, which caused margins to decrease.

•	Mother agency fees have increased relative to total revenues, which has caused margins to decrease.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent. The following factors contributed to the increases in salaries and service costs when comparing the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013:

•
The Company continues to recruit agents when available and invest in scouting, development, brand and marketing activities. The Company believes these investments are necessary to support its continued growth.

•
Consistent with the Company’s continued focus on containing costs, the amount of salaries and service costs as a percentage of revenue declined to 16.5% and 16.8% for the three and six months ended June 30, 2014, respectively, when compared to 17.6% and 18.7% for the three and six months ended June 30, 2013.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the three months ended June 30, 2014, office and general expenses increased, when compared to the three months ended June 30, 2013, due to costs associated with legal and professional fees, consulting and technology. The Company continues to invest in technology to improve delivery of model management services to its talent.

The amount of office and general expenses as a percentage of revenue a percentage of revenue increased slightly to 5.5% and 5.8% for the three and six months ended June 30, 2014, respectively, when compared to 4.9% and 5.4% for the three and six months ended June 30, 2013.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and six months ended June 30, 2014, depreciation and amortization expense totaled $110 and $370 (of which $44 and $245 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), compared to $393 and $783 of depreciation and amortization expense during the three and six months ended June 30, 2013 (of which $357 and $714 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases (mostly related to technology) totaled approximately $251 and $48 during the six months ended June 30, 2014 and June 30, 2013, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead remained relatively flat  for the six months ended June 30, 2014, when compared to the six months ended June 30, 2013.

Operating Margin

Operating margins decreased somewhat for the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, as a result of a decrease in gross profit margins, as discussed above. Operating margins increased for the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, mostly as a result of changes in amortization expense between the periods.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three and six months ended June 30, 2014 and June 30, 2013.

Interest Expense

The decrease in interest expense for the three and six months ended June 30, 2014, when compared to the three and six months ended June 30, 2013, is the result of a decrease in average borrowings under the Third Credit Agreement Amendment.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2013, the Company had federal income tax loss carryforwards of approximately $3,500, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three months ended June 30, 2014. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2013, management determined that the deferred tax asset ("DTA") valuation allowance of approximately $2,500 should be reversed. The decision to reverse the DTA valuation allowance was based on the sustained profitability by the Company in recent years and management’s expectation of sufficient profitability in subsequent years to fully utlize the net operating losses. Deferred tax expense of $168 and $ 413 for the three and six months ended June 30, 2014, respectively, represents recognition of the Company’s deferred tax assets (mainly, utilization of the Company’s NOL’s during the period).

Liquidity and Capital Resources

The Company’s cash balance increased to $2,898 at June 30, 2014, from $2,776 at December 31, 2013. For the six months ended June 30, 2014, cash balances increased as a result of cash flows from operations of approximately $1,173, which were driven by continued revenue growth in the core modeling business, offset by a $800 payment on the Amegy credit facility and approximately $251 of capital expenditures, mostly related to technology and system upgrades.

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

On July 31, 2014, the Company executed and closed the third amendment (the “Third Credit Agreement Amendment”) to its revolving facility with Amegy. The terms of the Third Credit Agreement Amendment are essentially the same as in the Second Credit Agreement Amendment with the exception of the ability to issue up to $300 of standby letters of credit. Issued letters of credit will reduce the Company’s availability under the facility.

As of August 11, 2014, the Company had no outstanding borrowings or letters of credit under the revolving credit facility.

The Third Credit Agreement Amendment contains certain representations and warranties and affirmative and negative covenants.  Amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable upon the occurrence of an event of default.  All indebtedness and other obligations of the Company under the Third Credit Agreement Amendment are secured by all of the assets of the Company and its subsidiaries, provided, however, that the collateral does not include the intellectual property of the Company or the stock or equity interests in the Company’s subsidiaries.

Off-Balance Sheet Arrangements

As of June 30, 2014 and 2013, the Company is responsible for a $222 irrevocable standby letter of credit that serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021. The letter of credit is secured by $222 of restricted cash which is recorded on the consolidated balance sheet.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of June 30, 2014, and as a result of this assessment, the Company does  believe that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, Ltd. (“Wilhelmina International”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, asserting claims for alleged breach of Mr. Patterson’s expired employment agreement (the “Employment Agreement”) with Wilhelmina International, defamation, and declaratory relief with respect to the alleged invalidity and unenforceability of the Employment Agreement’s non-competition and non-solicitation provisions.  The Company and Wilhelmina International asserted counterclaims against Mr. Patterson for breach of the Employment Agreement, breach of fiduciary duty, and injunctive relief.  On May 23, 2014, the court granted the defendants’ motion to dismiss Mr. Patterson’s defamation claim, and granted Mr. Patterson’s cross-motion for leave to file an amended defamation claim.  Patterson filed an Amended Complaint on May 15, 2014, repeating the claims for alleged breach of contract and declaratory relief, and filing and amended defamation claim.  The Company and Wilhelmina International filed an Answer to the Amended Complaint on June 17, 2014, and again asserted counterclaims for breach of contract, breach of fiduciary duty, and for injunctive relief.  Patterson replied to those counterclaims on June 27, 2014.  The parties are currently engaged in discovery. The Company believes Mr. Patterson’s claims are without merit and intends to vigorously defend itself and pursue the counterclaims.

On October 24, 2013, a purported class action lawsuit brought by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), naming the Company’s subsidiaries Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those matters involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. The Company believes the claims are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants have also filed motions to dismiss. The court has stayed all discovery in the case pending resolution of these motions.  On March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.”  The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. The defendants’ motions to dismiss were orally argued on July 28, 2014, at which time the court took the motions under advisement.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 11, 2014	By:	/s/ John P. Murray
	Name:	John P. Murray
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
________________
* Filed herewith