Form 10-K
period 2014-12-31
Wilhelmina International, Inc.
filed 2015-03-27
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-K
(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [x] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [x] No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $11,092,209.

As of March 27, 2015, the registrant had 5,869,002 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference portions of an amendment to this Form 10-K or portions of a definitive proxy statement of the registrant for its Annual Meeting of Shareholders, which in either case will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2014

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

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles, Miami, London and the Republic of Chile, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama, Thailand, Dubai, Vancouver and Tokyo. The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.  The Company was incorporated in the State of Delaware in 1996.

 Organization and Operating Divisions

The Company is comprised of operating companies and divisions focused on the fashion model and talent management business, as well as business areas complimentary to the fashion model and talent management business such as licensing, branding, contests, events and television.  Our business is primarily focused around the following key areas:

•	Fashion model management,
•	Hair & makeup,
•	Talent management, and
•	Licensing & branding (including contests, consumer products, events and television)

Fashion Model Management

Wilhelmina is focused on providing fashion modeling and talent product-endorsement services to clients such as ad agencies, branded consumer goods companies, fashion designers, magazines, retailers, department stores, product catalogs and Internet sites.

The fashion model management industry can be divided into many subcategories, including advertising campaigns as well as catalog, runway, showroom and editorial work.  Advertising work involves modeling for advertisements featuring consumer products such as cosmetics, clothing and other items, to be placed in magazines and newspapers, on billboards and with other types of media.  Catalog work involves modeling for promotional catalogs that are produced throughout the year.  Runway work involves modeling at fashion shows, which primarily take place in Paris, Milan, London and New York City.  Showroom work involves on-site modeling of products at client showrooms and other events and production “fit” work whereby a model serves as the sizing model for apparel items.  Editorial work involves modeling for the cover and editorial sections of magazines.

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

Board Name	Location	Target Market
Women	NYC, LA, Miami, London, Chile	High-end female fashion models
Men	NYC, LA, Miami	High-end male fashion models
Direct Men	NYC, LA, Miami	Established/commercial male fashion models
Direct Women	NYC, LA, Miami	Established/commercial female fashion models
Curve	NYC	Full-figured female fashion models
Runway	NYC	Catwalk and designer client services
Fitness	NYC	Fit or athletic models
Kids*	NYC	Child models
____________
*	Through partial ownership of Wilhelmina Kids & Creative Management LLC.

Each major board is headed by a director who is in charge of the agents assigned to such board.  The agents of each board act both as bookers (includes promoting models, negotiating fees and contracting work) and as talent scouts/managers (includes providing models with career and development guidance and helping them better market themselves).  Although agents individually develop professional relationships with models, models are represented by a board collectively, and not by a specific agent.  Wilhelmina’s organization into boards thereby enables Wilhelmina to provide clients with services tailored to their particular needs, to allow models to benefit from agents’ specialized experience in their particular markets, and to limit Wilhelmina’s dependency on any specialty market or agent.

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

Wilhelmina Chile SPA (“Chile”), a wholly owned subsidiary of Wilhelmina International, Inc., was organized in 2013 in order to better serve the Company’s clients in Latin America.  During 2014, the Company actively served new clients in South America and Central America directly from the Chile office and out of Wilhelmina Miami.

Wilhelmina London Limited (“London”), a wholly owned subsidiary of Wilhelmina International, Inc. acquired in January 2015, establishes a footprint for the Company and the brand in Western Europe.  It will also serve as a base of operations to service the Company’s European clients, and as a new talent development office for European models and artists.

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

Licensing & Branding

Wilhelmina Licensing collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name.  Third-party licensees include several leading fashion model agencies in local markets across the U.S. as well as in Panama, Thailand, Dubai, Vancouver and Tokyo. A consumer products license for fragrance and cosmetics is also in effect.  The film and television business consists of television syndication royalties and production series contracts. Also from time to time, the Company conducts model search contests and other events in an effort to expand the Wilhelmina brand and recruit talent.

Competition

The fashion model management business is highly competitive.  New York City, Los Angeles and Miami, as well as Paris, Milan, Sao Paulo and London, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City, which is considered to be the “capital” of the global fashion industry.  Wilhelmina’s principal competitors include other large fashion model management businesses in the U.S., including Marilyn Model Agency, IMG Models, Elite Model Management, Ford Models, Inc., DNA Model Management, and NEXT Model Management.   Wilhelmina is the only publicly-listed fashion talent management firm.

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

Clients and Customers

            As of December 31, 2014, Wilhelmina had approximately 2,000 active models.  Wilhelmina’s active models include Coco Rocha, RJ King, Marlon Teixiera, Ava Smith, Alexandra Richards, Armando Cabral, Soo Joo, Cindy Bruna, Clarke Bockelman, Bastian Van Gaalen, Keilani Asmus, Rayla Guimaraes Jacunda, Elisabeth Erm, Janis Ancens, Kirsten Shiells, Nathan Owens, and Claudio Moreira.

Wilhelmina serves approximately 2,600 external clients.  Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 5% of overall gross revenues.  The top 100 customers of Wilhelmina together accounted for approximately 55% of overall gross revenues during 2014.

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

EMPLOYEES

As of December 31, 2014, the Company had 96 employees, 67 of whom were located in New York City, 14 of whom were located at Wilhelmina’s Miami, Florida office, 14 of whom were located at Wilhelmina’s Los Angeles, California office and 1 of whom was located at the corporate headquarters in Dallas, Texas.  In addition, as of January 5, 2015, the London acquisition added 10 employees to our overall headcount.

TRADEMARKS AND LICENSING

The “Wilhelmina” brand is essential to the success and competitive position of the Company.  Wilhelmina’s trademark is vital to the licensing business because licensees pay for the right to use the trademark.  The Company has invested significant resources in the “Wilhelmina” brands in order to obtain the public recognition that these brands currently have. Wilhelmina relies upon domestic and international trademark laws, license agreements and nondisclosure agreements to protect the “Wilhelmina” brand name used in its business.  Trademarks registered in the U.S. have a duration of ten years and are generally subject to an indefinite number of renewals for a like period on appropriate application.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	3,605	June 30, 2016
Office for Florida based operations – Miami, FL	2,100	October 1, 2016
Office for London-based operations – London, UK	995	September 6, 2017
Three model apartments – New York, NY	6,000	2015-2016
Three model apartments – Los Angeles, CA	6,000	2015-2016
Five model apartments – Miami, FL	4,000	2015-2016

The Company believes there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs the Company may have as a result of future expansion.

ITEM 3.	LEGAL PROCEEDINGS

On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, Ltd. (“Wilhelmina International”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, asserting claims for alleged breach of Mr. Patterson’s expired employment agreement (the “Employment Agreement”) with Wilhelmina International, defamation, and declaratory relief with respect to the alleged invalidity and unenforceability of the Employment Agreement’s non-competition and non-solicitation provisions. The Company and Wilhelmina International denied its material allegations and asserted counterclaims against Mr. Patterson for breach of the Employment Agreement, breach of fiduciary duty, and injunctive relief. On May 23, 2014, the court granted the defendants’ motion to dismiss Mr. Patterson’s defamation claim, and granted Mr. Patterson’s cross-motion for leave to file an amended defamation claim.  Mr. Patterson filed an Amended Complaint on May 15, 2014, repeating the claims for alleged breach of contract and declaratory relief, and filing an amended defamation claim. The Company and Wilhelmina International filed an Answer to the Amended Complaint, denying its material allegations, on June 17, 2014, and again asserted counterclaims for breach of contract, breach of fiduciary duty, and for injunctive relief.  Mr. Patterson replied to those counterclaims on June 27, 2014. The parties continue to be engaged in discovery. The Company believes Mr. Patterson’s claims are without merit and intends to vigorously defend itself and pursue the counterclaims.

On October 24, 2013, a purported class action lawsuit brought by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), naming as defendants the Company’s subsidiaries Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those matters involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. As previously noted, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.”  The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case.  The Company believes the claims asserted in the Shanklin Litigation are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  By Decision and Order dated August 11, 2014, the court denied the Wilhelmina Subsidiary Parties’ motion to dismiss.   The parties were directed to engage in court-ordered mediation, but during that process, in October 2014, plaintiffs lost their principal attorney and new lead counsel for plaintiffs has not yet been identified.  On March 10, 2015, the court granted the motion by plaintiffs’ local New York counsel for leave to withdraw, gave the plaintiffs 90 days to find substitute counsel, and stayed the action in the interim.  The Company intends to vigorously defend the Wilhelmina Subsidiary Parties in the event plaintiffs move forward with substitute counsel.

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

Market Information

On July 11, 2014, the Company effected a one for twenty reverse stock split of its outstanding Common Stock. The Company has retroactively adjusted all the share information to reflect this reverse stock split in this report and the accompanying consolidated financial statements and notes.

The Company’s shares of Common Stock are currently listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “WHLM”.   Until September 10, 2014, the Common Stock was quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “WHLM.OB”.  The table below sets forth, for each of the fiscal quarters during the period from January 1, 2013 through December 31, 2014, the high and low bid prices of the Common Stock on the OTCBB and the high and low sales prices of the Common Stock on NASDAQ, as applicable.  The price quotations for the period during which the Common Stock was quoted on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission, may not necessarily represent actual transactions, and are based on information from published financial sources:

	High	Low
Year Ended December 31, 2013:
1st Quarter	$3.40	$2.20
2nd Quarter	$3.20	$2.80
3rd Quarter	$7.00	$3.00
4th Quarter	$6.80	$3.20

Year Ended December 31, 2014:
1st Quarter	$6.60	$4.80
2nd Quarter	$6.00	$4.60
3rd Quarter	$7.00	$5.26
4th Quarter	$6.40	$4.53

The following table provides information regarding purchases of the Company’s Common Stock made by the Company during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2014	-	-	-	398,295
November 1 – November 30, 2014	-	-	-	398,295
December 1 – December 31, 2014	1,113	$5.34	1,113	397,182
Total	1,113	$5.34	1,113	397,182

(1)
During the year ended December 31, 2012, the Board of Directors authorized a stock repurchase program, whereby the Company could repurchase up to 500,000 shares of its outstanding Common Stock. The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and the program may be modified or suspended at any time at the Company’s discretion.  The stock repurchase plan will be funded through the Company’s cash on hand and the Company’s credit facility (the “Credit Agreement”) with Amegy Bank National Association (“Amegy Bank”). During August 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an additional 500,000 shares of Common Stock.

During the year ended December 31, 2013, the Company repurchased 113,156 shares of Common Stock at an average price of approximately $3.64 per share, for a total of approximately $410,000. During the year ended December 31, 2014, the Company repurchased 1,113 shares of Common Stock at an average price of approximately $5.34 per share, for a total of approximately $5,900.

In total, the Company has repurchased 602,818 shares of Common Stock at an average price of approximately $2.58 per share, for a total of approximately $1,643,000.

Shareholders

As of March 27, 2015, there were 5,869,002 shares of Common Stock outstanding, held by 452 holders of record.  The last reported sales price of the Common Stock was $5.39 per share on March 27, 2015.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock during the past two completed fiscal years.  The Company’s Credit Agreement with Amegy Bank contains a covenant which could limit its ability to pay dividends on the Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2014 and 2013.  You should read this section in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

OVERVIEW

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles, Miami, London and the Republic of Chile, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S., as well as in Panama, Thailand, Dubai, Vancouver and Tokyo. The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina competed successfully in 2014.

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) exceeding approximately $165 billion in recent years, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	develop Wilhelmina into a global brand;
•	expand the women’s high end fashion board;
•	expand celebrity endorsements;
•	strategic acquisitions;
•	licensing the “Wilhelmina” name to leading model management agencies;
•	licensing the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products; and
•	promoting model search contests, and events and partnering on media projects (television, film, books, etc.).

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

In January 2015, the Company purchased 100% of the outstanding shares of Union Models Management Ltd. in London England and renamed it Wilhelmina London Limited (“London”).  London represents a strategic acquisition for the Company that establishes a footprint for the Company and the brand in Western Europe.  It will also serve as a base of operations to service the Company’s European clients, and as a new talent development office for European models and artists.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

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

Analysis of Consolidated Statements of Operations and Gross Billings

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Percent Change 2014 vs 2013

GROSS BILLINGS	78,472	68,546	14.5%

Revenues	76,414	65,360	16.9%
License fees and other income	396	584	-32.2%
TOTAL REVENUES	76,810	65,944	16.5%
Model costs	54,780	46,242	18.5%
REVENUES NET OF MODEL COSTS	22,030	19,702	11.8%
GROSS PROFIT MARGIN	28.70%	29.90%
Salaries and service costs	13,035	11,460	13.7%
Office and general expenses	4,645	3,658	27.0%
Amortization and depreciation	603	1,572	-61.6%
Corporate overhead	1,212	1,198	1.2%
OPERATING INCOME	2,535	1,814	39.70%
OPERATING MARGIN	3.30%	2.80%
Foreign exchange loss	(42)	-	-100.0%
Interest income	6	8	-25.0%
Interest expense	(8)	(61)	-86.9%
Equity Earnings in affiliate	(42)	(7)	500.0%
INCOME BEFORE INCOME TAXES	2,449	1,754	39.6%
Current income tax (expense)	(530)	(532)	-12%
Deferred tax benefit	(718)	2,170	-134.6%
Effective tax rate	52.8%	-93.4%
NET INCOME	1,201	3,392	-63.7%

Gross Billings

Generally, the Company’s gross billings fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.

 The Company experienced a 14.5% increase in gross billings, which reflects a 17.1% increase in core gross billings partially offset by a 33.1% decline in WAM gross billings during the year ended December 31, 2014, when compared to the gross billings across the core modeling and WAM businesses for the year ended December 31, 2013. Gross billings of the core business increased across the boards with the growth of the advertising market and increased market penetration. Gross billings of the WAM business decreased due to expiration of the contracts associated with the product licensing and related royalty agreements. Management does not expect to generate material gross billings and operating results from the WAM business in 2015.

Revenues

The increase in revenues for the year ended December 31, 2014, is attributable to the increases in gross billings of the core modeling business, partially offset by a decline in revenues from the WAM business.  Revenues of the core business increased across the boards with growth of the advertising market and increased market penetration.  The decline in the WAM revenues is directly associated with the expiration of an associated product licensing contract.

License Fees and Other Income

License fees and other income include the following:

•
Product licensing agreements between the Company, its clients and talent, whereby the Company participated in the sharing of royalties. During the year ended December 31, 2014, there were no royalties from these licensing agreements, compared to $180,000 for the year ended December 31, 2013.

•
An agreement between the Company and an unconsolidated affiliate to provide management and administrative services, as well as sharing of space.  For each of the years ended December 31, 2014 and December 31, 2013, management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000.

•
Franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company.  During the year ended December 31, 2014, franchise fees totaled approximately $286,000, compared to approximately $298,000 for the year ended December 31, 2013.

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

Gross profit margins were lower during the year ended December 31, 2014, when compared to the year ended December 31, 2013, as a result of the following:

•	Royalties earned in the WAM business are reported on a net basis and have ended, as previously discussed.

•	Mother agency fees measured as a percentage of core gross billings increased slightly, as a result of increased scouting efforts.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent. The following factors contributed to the increases in salaries and service costs when comparing the year ended December 31, 2014 to the year ended December 31, 2013:

•
The Company hired additional key personnel, such as talent agents and scouts, to execute the Company’s strategy to increase value to shareholders through the initiatives discussed in the “Strategy” section above. In addition, the Company has hired staff in order to facilitate the upgrade of its accounting system and enhanced reporting system.

•	During the year ended December 31, 2014, the Company experienced an increase in T&E costs in connection with delivering services to its customers and models.

The amount of salaries and service costs as a percentage of revenue decreased slightly to 17.0% for the year ended December 31, 2014 as compared to 17.4%, for the year ended December 31, 2013.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the year ended December 31, 2014, office and general expenses increased, when compared to the year ended December 31, 2013, due to costs associated with legal and professional fees, technology, and leases associated with equipment and property. The Company continues to invest in technology, equipment and property to improve delivery of model management services to its talent.

The amount of office and general expenses as a percentage of revenue for the year ended December 31, 2014 increased slightly to 6.0% from 5.6% for the year ended December 31, 2013.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the year ended December 31, 2014, depreciation and amortization expense totaled $603,000 (of which $333,000 relates to amortization of intangibles acquired in connection with the acquisition of the operating companies and divisions that currently conduct the Company’s fashion model management business (the “Wilhelmina Acquisition”), compared to $1,572,000 of depreciation and amortization expense during the year ended December 31, 2013 (of which $1,432,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases totaled approximately $771,000 and $421,000 during the year ended December 31, 2014 and December 31, 2013, respectively. Approximately $585,000 of the fixed assets purchases during the year ended December 31, 2014 related to the cost of upgrading accounting and reporting software.  The project is currently in process and is expected to be complete during the third quarter of 2015.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead increased for the year ended December 31, 2014, when compared to the year ended December 31, 2013, primarily due to an increase in fees associated with listing the Company’s shares of Common Stock on NASDAQ, partially offset by a decrease in executive officer compensation and executive search fees.

Operating Margin

Operating margins increased for the year ended December 31, 2014, when compared to the year ended December 31, 2013, as a result of an increase in revenues from the core modeling business and the decrease in amortization expense associated with the completion of amortization on certain intangible assets, partially offset by increases in salaries and service costs, office and general expenses and corporate overhead costs.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the years ended December 31, 2014 and December 31, 2013.

Interest Expense

The decrease in interest expense for the year ended December 31, 2014, when compared to the year ended December 31, 2013, is the result of a decrease in average borrowings under the Credit Agreement.

Foreign Currency Loss

For the year ended December 31, 2014, the Company incurred a loss on foreign currency of $42,000.  This loss is primarily associated with the conversion of funds in Chilean Pesos to US Dollars.

Equity in Operations from Wilhelmina Kids & Creative Mgmt., LLC

Wilhelmina also owns a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC (“Kids”), a New York City-based modeling agency that specializes in representing child models, from newborns to children 14 years of age. The Company incurred a loss that is reflective of the pro rata ownership interest in Kids for the years ended December 31, 2014.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. After adjusting for taxable income in 2014, the Company had federal income tax loss carryforwards of approximately $900,000, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the year ended December 31, 2014.  Realization of the Company’s carryforwards is dependent on future taxable income.

As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

Liquidity and Capital Resources

The Company’s cash balance increased to $5,870,000 at December 31, 2014, from $2,776,000 at December 31, 2013. For the year ended December 31, 2014, cash balances increased as a result of cash flows from operations of approximately $4,450,000.

Cash flow from operations were also utilized during the year ended December 31, 2014 to make payments under the Credit Agreement with Amegy Bank of $800,000, to repurchase shares of the Company’s Common Stock totaling approximately $6,000 and to purchase approximately $771,000 of fixed assets.

The Company’s primary liquidity needs are for financing working capital associated with the expenses it incurs in performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

Amegy Bank Credit Agreement

On October 24, 2012, the Company executed and closed a second amendment to its revolving Credit Agreement with Amegy Bank (the "Second Credit Agreement Amendment"), which amended and replaced the terms of the Credit Agreement, as previously amended. Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000,000, (2) the borrowing base is 75% of eligible accounts receivable (as defined in the Credit Agreement) and (3) the Company’s minimum net worth covenant is $22,000,000. The maturity date of the facility is October 15, 2015. Under the terms of the Second Amended and Restated Promissory Note evidencing the Company's obligation to repay advances under the facility, the interest rate on borrowings is prime rate plus 1%.

On July 31, 2014, the Company executed and closed the third amendment (the “Third Credit Agreement Amendment”) to its revolving facility with Amegy Bank. The terms of the Third Credit Agreement Amendment are essentially the same as those set forth in the Second Credit Agreement Amendment with the exception of the ability to issue up to $300,000 of standby letters of credit. Outstanding letters of credit will reduce the Company’s availability under the facility.

As of March 27, 2015, the Company had no outstanding borrowings under the Credit Agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company had $222,000 of restricted cash that served as collateral for an irrevocable standby letter of credit.  During 2014, the Company issued a replacement letter of credit and recovered the restricted cash of $222,000.  This replacement letter of credit is secured by available and unused borrowing capacity under the Company’s existing line of credit with Amegy Bank. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business.  General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

Critical Accounting Policies

See Note 2 Summary of Significant Accounting Policies in the audited financial statements included herewith.

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

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilhelmina International, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich, LLP

Plano, TX
March 27, 2015

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)

ASSETS
	2014	2013
Current assets:
Cash and cash equivalents	$5,869	$2,776
Accounts receivable, net of allowance for doubtful accounts of $679 and $571	12,482	11,327
Deferred tax asset	1,986	1,659
Prepaid expenses and other current assets	252	257
Total current assets	20,589	16,019

Property and equipment, net of accumulated depreciation of $762 and $493	1,333	831

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,222 and $7,888	115	449
Goodwill	12,563	12,563
Restricted cash	-	222
Other assets	136	340

Total assets	$43,203	$38,891

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,310	$2,969
Due to models	10,011	8,669
Total current liabilities	14,321	11,638

Long term liabilities
Amegy credit facility	-	800
Deferred income tax liability	2,332	1,287
Total long-term liabilities	2,332	2,087

Total liabilities	16,653	13,725

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 5,869,220 and 5,870,333 shares issued and outstanding at December 31, 2014 and 2013	65	65
Treasury stock 602,818 and 601,705 shares in 2014 and 2013, at cost	(1,643)	(1,637)
Additional paid-in capital	86,778	86,589
Accumulated deficit	(58,650)	(59,851)
Total shareholders’ equity	26,550	25,166

Total liabilities and shareholders’ equity	$43,203	$38,891

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

(In thousands, except per share data)

	2014	2013
Revenues
Revenues	$76,414	$65,360
License fees and other income	396	584
Total revenues	76,810	65,944

Model costs	54,780	46,242

Revenues net of model costs	22,030	19,702

Operating expenses
Salaries and service costs	13,035	11,460
Office and general expenses	4,645	3,658
Amortization and depreciation	603	1,572
Corporate overhead	1,212	1,198
Total operating expenses	19,495	17,888
Operating income	2,535	1,814

Other income (expense):
Foreign exchange loss	(42)	-
Loss from Wilhelmina Kids & Creative Mgmt., LLC	(42)	(7)
Interest income	6	8
Interest expense	(8)	(61)
Total other income (expense)	(86)	(60)

Income before provision for income taxes	2,449	1,754

Provision for income taxes: (expense) benefit
Current	(530)	(532)
Deferred	(718)	2,170
	(1,248)	1,638

Net income applicable to common stockholders	$1,201	$3,392

Basic income per common share	$0.20	$0.60
Diluted income per common share	$0.20	$0.60

Weighted average common shares outstanding-basic	5,869	5,952
Weighted average common shares outstanding-diluted	5,872	5,999

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013
(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accum- lated Deficit	Total
Balances at December 31, 2012	6,472	$65	(489)	$(1,227)	$86,430	$(63,243)	$22,025
Share based payment expense	-	-	-	-	159	-	159
Net income common shareholders	-	-	-	-	-	3,392	3,392
Purchase of Treasury Stock	-	-	(113)	(410)	-	-	(410)
Balances at December 31, 2013	6,472	65	(602)	(1,637)	86,589	(59,851)	25,166

Share based payment expense	-	-	-	-	189	-	189
Net income common shareholders	-	-	-	-	-	1,201	1,201
Purchase of Treasury Stock	-	-	(1)	(6)	-	-	(6)
Balances at December 31, 2014	6,472	$65	(603)	$(1,643)	$86,778	$(58,650)	$26,550

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(In thousands)

	2014	2013

Cash flows from operating activities:
Net income	$1,201	$3,392
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	603	1,572
Share based payment expense	189	159
Deferred income taxes	718	(2,170)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,155)	(1,423)
(Increase) decrease in prepaid expenses and other current assets	209	(85)
Increase in due to models	1,342	1,612
Increase in accounts payable and accrued liabilities	1,341	303
(Decrease) in foreign withholding claim	-	(428)
Net cash provided by operating activities	4,448	2,932

Cash flows from investing activities:
Purchase of property and equipment	(771)	(421)
Proceeds from sale of restricted certificate of deposit	222	-
Net cash used in investing activities	(549)	(421)

Cash flows from financing activities
Decrease in earn-out liability	-	(20)
Proceeds from Amegy line of credit	-	500
Repayment of Amegy line of credit	(800)	(950)
Purchases of Treasury Stock	(6)	(410)
Net cash used in financing activities	(806)	(880)

Net increase in cash and cash equivalents	3,093	1,631
Cash and cash equivalents, beginning of period	2,776	1,145
Cash and cash equivalents, end of period	$5,869	$2,776

Supplemental disclosures of cash flow information
Cash paid for interest	$8	$61
Cash paid for income taxes	$298	$346

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

Note 1.  Business Activity

Overview

The primary business of Wilhelmina International, Inc. ("Wilhelmina" or the "Company") is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, London and the Republic of Chile, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Panama, Thailand, Dubai, Vancouver and Tokyo.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

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

Reverse Stock Split

On July 11, 2014, the Company effected a one for twenty reverse stock split of its outstanding Common Stock (the “Reverse Stock Split”). The Company has retroactively adjusted all the share information to reflect the Reverse Stock Split in the accompanying consolidated financial statements and notes.

Note 2.  Summary of Significant Accounting Policies

The consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. The following is a summary of significant policies used in the preparation of the accompanying financial statements.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles and Miami. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution.  At December 31, 2014, the Company had cash balances in excess of FDIC insurance coverage of approximately $5,620,000. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

Depreciation expense totaled $269,000 and $140,000 for the years ended December 31, 2014 and 2013, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets consist primarily of goodwill and buyer relationships resulting from the Wilhelmina Transaction and the revenue interest in Ascendant Capital Partners acquired in 2005.  Goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test.  A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests.  Intangible assets with finite lives are amortized over useful lives ranging from 2 to 7 years.

The Company annually assesses whether the carrying value of their intangible assets exceeds its fair value and, if necessary, records an impairment loss equal to any such excess.

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the years ended December 31, 2014 and 2013.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2014 approximated $286,000 compared to $26,000 for the year ended December 31, 2013.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of December 31, 2014, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized, and therefore, no valuation allowance has been recorded. In addition, the Company continuously evaluates its tax contingencies.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved.  Federal tax returns for tax years 2011 through 2013 remain open for examination as of March 31, 2015.

Stock-Based Compensation

The Company records compensation expense for all awards granted.  The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grants.  The Company utilizes stock-based awards as a form of compensation for employees and officers.

Net Income Per Common Share

At December 31, 2013, options to purchase 2,500 shares of Common Stock at an exercise price of $5.60 per share were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the Common Stock during the year.

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

On July 31, 2014, the Company executed and closed the third amendment (the “Third Credit Agreement Amendment”) to its revolving facility with Amegy. The terms of the Third Credit Agreement Amendment are essentially the same as those set forth in the Second Credit Agreement Amendment with the exception of the ability to issue up to $300,000 of standby letters of credit. Outstanding letters of credit will reduce the Company’s availability under the facility.

As of December 31, 2014, the Company had no outstanding borrowings under the Credit Agreement.

Note 4.  Restricted Cash

As of December 31, 2013, the Company had $222,000 of restricted cash that served as collateral for an irrevocable standby letter of credit.  During 2014, the Company issued a replacement letter of credit and recovered the restricted cash of $222,000.  This replacement letter of credit is secured by available and unused borrowing capacity under the Company’s existing line of credit with Amegy. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

The Company also leases, pursuant to a services agreement (see Note 11), certain corporate office space.

Future minimum payments under the lease agreements are summarized as follows:

Years Ending December 31	Amount (in thousands)

2015	$1,067
2016	822
2017	554
2018	568
2019	582
Thereafter	699
$4,292

Rent expense totaled approximately $1,662,000 and $1,377,000 for the years ended December 31, 2014 and 2013, respectively.

Note 6.  Licensing Agreements and Deferred Revenue

The Company is a party to various contracts by virtue of its relationship with certain talent.  The various contracts contain terms and conditions which require the revenue and the associated talent cost to be recognized on a straight-line basis over the contract period.  The Company was a party to product licensing agreements with a talent it previously represented.  Under the product licensing agreements, the Company earned a commission based on a certain percentage of the royalties earned by the talent or earned royalties from the licensee that was based on a certain percentage of net sales, as defined.  The Company recognized revenue from product licensing agreements of approximately $0 and $180,000 for the years ended December 31, 2014 and 2013, respectively.

Note 7.  Commitments and Contingencies

 On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, Ltd. (“Wilhelmina International”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, asserting claims for alleged breach of Mr. Patterson’s expired employment agreement (the “Employment Agreement”) with Wilhelmina International, defamation, and declaratory relief with respect to the alleged invalidity and unenforceability of the Employment Agreement’s non-competition and non-solicitation provisions. The Company and Wilhelmina International denied its material allegations and asserted counterclaims against Mr. Patterson for breach of the Employment Agreement, breach of fiduciary duty, and injunctive relief. On May 23, 2014, the court granted the defendants’ motion to dismiss Mr. Patterson’s defamation claim, and granted Mr. Patterson’s cross-motion for leave to file an amended defamation claim.  Mr. Patterson filed an Amended Complaint on May 15, 2014, repeating the claims for alleged breach of contract and declaratory relief, and filing an amended defamation claim. The Company and Wilhelmina International filed an Answer to the Amended Complaint, denying its material allegations, on June 17, 2014, and again asserted counterclaims for breach of contract, breach of fiduciary duty, and for injunctive relief.  Mr. Patterson replied to those counterclaims on June 27, 2014. The parties continue to be engaged in discovery. The Company believes Mr. Patterson’s claims are without merit and intends to vigorously defend itself and pursue the counterclaims.

On October 24, 2013, a purported class action lawsuit brought by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), naming as defendants the Company’s subsidiaries Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those matters involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. As previously noted, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.”  The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case.  The Company believes the claims asserted in the Shanklin Litigation are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  By Decision and Order dated August 11, 2014, the court denied the Wilhelmina Subsidiary Parties’ motion to dismiss.   The parties were directed to engage in court-ordered mediation, but during that process, in October 2014, plaintiffs lost their principal attorney and new lead counsel for plaintiffs has not yet been identified.  On March 10, 2015, the court granted the motion by plaintiffs’ local New York counsel for leave to withdraw, gave the plaintiffs 90 days to find substitute counsel, and stayed the action in the interim.  The Company intends to vigorously defend the Wilhelmina Subsidiary Parties in the event plaintiffs move forward with substitute counsel.

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

As of December 31, 2014, a number of the Company’s employees were covered by employment agreements that vary in length from one to two years.  As of December 31, 2014, total compensation payable under the remaining contractual term of these agreements was approximately $4,956,000.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore, subject to certain exceptions, as of December 31, 2014, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $4,115,000.

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

Standstill Agreement

On April 24, 2013, the Company and Ronald L. Chez (“Chez”), a shareholder of the Company, entered into a letter agreement (the “Standstill Agreement”), pursuant to which Chez and his Affiliates (as defined in the Standstill Agreement) agreed not to, without the prior approval of the Board of Directors of the Company, (a) beneficially own in excess of 5,000,000 shares of Common Stock of the Company nor (b) directly or indirectly, make any proposal or offer to acquire (other than pursuant to a confidential proposal to the Board of Directors of the Company), or agree to acquire or to become the beneficial owner of (i) any shares of Common Stock, (ii) any other securities of the Company convertible, exchangeable or exercisable into shares of Common Stock or (iii) any other voting securities of the Company, which, when added together with any such securities beneficially owned by Chez and his Affiliates immediately prior thereto, would provide Chez and his Affiliates with voting power in the aggregate in excess of 5,000,000 shares of Common Stock.

The Company agreed to, within three (3) business days of the execution of the Standstill Agreement, promptly execute (and submit for signature by the Rights Agent) an amendment to the Rights Agreement, which amendment provides that Chez shall not be deemed to be an “Acquiring Person” under the Rights Agreement by virtue of (a) the acquisition of shares of Common Stock purchased by Chez and disclosed in the initial Schedule 13D with respect to his ownership of Company Common Stock filed by Chez on March 22, 2013 (the “Initial Chez 13D”) or (b) the acquisition of additional shares of Common Stock in one or more purchases which in the aggregate, when added together with the shares of Common Stock reflected in the Initial Chez 13D, do not exceed 5,000,000 shares of Common Stock.

The restrictions set forth in the Standstill Agreement will terminate upon the earlier of sixty (60) days following the expiration of the Rights Agreement or the earlier termination of the Rights Agreement (including pursuant to a redemption of the outstanding rights in accordance therewith) by the Company.

Amendment to Rights Agreement

On April 25, 2013, the Company entered into a Thirteenth Amendment (the “Thirteenth Amendment”) to the Rights Agreement. The Thirteenth Amendment, among other things, (i) amends the definition of Acquiring Person (as defined in the Rights Agreement) to provide that Chez shall not be deemed to be an Acquiring Person solely by virtue of (a) purchases by Chez, individually and through individual retirement accounts for his benefit, of shares of Common Stock which resulted in his beneficial ownership exceeding 4.99% of the Common Stock outstanding, as disclosed in the Initial Chez 13D (the “Reported Chez Purchases”) or (b) purchases by Chez, individually or through individual retirement accounts for his benefit, of a number of shares of Common Stock which in the aggregate, when added together with the number of shares of Common Stock beneficially owned by Chez as reflected in the Initial Chez 13D (i.e., 335,093 shares of Common Stock), shall not exceed 500,000 shares of Common Stock (the “Permitted Additional Chez Purchases”), (ii) amends the definition of Triggering Event (as defined in the Rights Agreement) to provide that no Triggering Event shall result solely by virtue of any Reported Chez Purchases or Permitted Additional Chez Purchases, (iii) provides that a Distribution Date (as defined in the Rights Agreement) shall not be deemed to have occurred solely by virtue of any Reported Chez Purchases or Permitted Additional Chez Purchases and (iv) provides that no Reported Chez Purchases or Permitted Additional Chez Purchases shall be deemed to be events that cause the Rights to become exercisable. The Thirteenth Amendment also provides for certain other conforming and technical amendments to the terms and provisions of the Rights Agreement.

One for Twenty Reverse Stock Split

The Company's Board of Directors approved the implementation of the Reverse Stock Split and the applicable ratio of one-for-twenty on July 7, 2014. On July 11, 2014, the Company filed a certificate of amendment to the Company's restated certificate of incorporation (the “Certificate of Amendment”) which effected the Reverse Stock Split. The Company's stockholders previously approved the granting of authority to the Company’s Board of Directors to effect a reverse stock split at a ratio between one-for-ten and one-for-forty at the Company’s annual meeting of stockholders held on September 26, 2013.

The Certificate of Amendment provided that, effective as of 5:00 pm (Eastern Time) on July 11, 2014, every twenty outstanding shares of Common Stock were combined automatically into one share of Common Stock. Fractional shares resulting from the Reverse Stock Split were cancelled and stockholders otherwise entitled to a fractional share received a cash payment in lieu of the fractional share based on the average of the last reported sales price of the Common Stock as quoted on the OTCBB for the five business days prior to the effectiveness of the Reverse Stock Split (which average price was $.30). The Certificate of Amendment also proportionally reduced the Company’s authorized shares of Common Stock from 250,000,000 shares to 12,500,000 shares. The rights and privileges of the holders of the Common Stock are unaffected by the Reverse Stock Split.

Trading of the Common Stock on a split-adjusted basis began at the opening of trading on July 14, 2014.

Note 9.  Income Taxes

The income tax (expense) benefit is comprised of the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Current:
Federal	$52	$(37)
State	(527)	(294)
Foreign	(55)	(201)
Total	(530)	(532)
Deferred:
Federal	(733)	2,162
State	15	8
Total	(718)	2,170
Total	$(1,248)	$1,638

The income tax (expense) benefit differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The reasons for these differences were as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Computed income tax expense at statutory rate	$(828)	$(614)
Increase in taxes resulting from:
Permanent and other deductions, net	(187)	(70)
State income taxes, net of federal benefit	(233)	(191)
Valuation allowance	-	2,513
Total income tax (expense) benefit	$(1,248)	$1,638

The tax effect of significant temporary differences, which comprise the deferred tax asset and liability, is as follows (in thousands):

	2014	2013
Deferred tax asset:
Net operating loss carryforward	$307	$1,057
AMT credits	352	387
Accrued expenses	1,024	739
Allowance for doubtful accounts	263	220
Asset impairment	281	281
Stock-based compensation	77	-
Net deferred income tax asset	2,304	2,684
Deferred tax liability:
Property and equipment	(280)	(44)
Intangible assets-brand name	(1,798)	(1,800)
Goodwill	(547)	(452)
Other Intangible assets	(25)	(16)
Net deferred income tax liability	(2,650)	(2,312)

Net deferred tax asset/(liability)	$(346)	$372

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2014, the Company had federal income tax loss carryforwards of approximately $900,000, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the year ended December 31, 2014.  Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2013, management determined that the deferred tax asset ("DTA") valuation allowance of approximately $2,500,000 should be reversed. The decision to reverse the DTA valuation allowance is based on the sustained profitability by the Company in recent years and management’s expectation of sufficient profitability in subsequent years to fully utilize the net operating losses. As a result of the DTA allowance reversal, net income for the year ended December 31, 2013 increased by approximately $2,170,000.

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

During August 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an additional 500,000 shares of Common Stock. During the year ended December 31, 2013, the Company repurchased 113,156 shares of Common Stock at an average price of approximately $3.64 per share, for a total of approximately $410,000.

During the year ended December 31, 2014, the Company repurchased 1,113 shares of Common Stock at an average price of approximately $5.34 per share, for a total of approximately $6,000.

In total, the Company has repurchased 602,818 shares of Common Stock at an average price of approximately $2.73 per share, for a total of approximately $1,643,000 under the foregoing stock repurchase program during 2013 and 2014.

Note 11.  Related Parties

As of December 31, 2014, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), and John Murray, then Chief Financial Officer of NCM, held the following executive officer and board of director positions with the Company: Chairman of the Board and Executive Chairman, and Chief Financial Officer, respectively. NCM is the General Partner of Newcastle, which owns 2,430,726 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company. Mr. Murray is no longer Chief Financial Officer of the Company or NCM.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30,000 for the years December 31, 2014 and 2013. The Company owed NCM $0 as of December 31, 2014 and 2013, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $110,000 for the years December 31, 2014 and 2013.

Note 12.  Stock Options and Stock Purchase Warrants

During the year ended December 31, 2011, the Company adopted the 2011 Incentive Plan under which directors, officers, consultants, advisors and employees of the Company are eligible to receive stock option grants. The Company has reserved 300,000 shares of its Common Stock for issuance pursuant to the 2011 Incentive Plan. Under the 2011 Incentive Plan, options vest and expire pursuant to individual award agreements; however, the expiration date of unexercised options may not exceed ten years from the date of grant. The Company used the Black Scholes method to measure the compensation cost.

During 2012, the Company issued to its Chief Executive Officer, Alex Vaickus, an option grant of 100,000 shares of its Common Stock, under the 2011 Incentive Plan, with an exercise price of $2.34 per share, a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term

In November 2014 and September 2013, the Company issued to its Chief Executive Officer, Alex Vaickus, option grants of 100,000 shares in each year of its Common Stock with an exercise price of $5.72 and $3.80 per share, respectively.  The grants have a five year vesting schedule (vesting in equal annual increments beginning on the first anniversary of the date of the grant) and a ten year term. In connection with this grant of options, the Company recognized compensation expense of approximately $189,000 and $159,000 during the years ended December 31, 2014 and 2013, respectively.

Option activity for the years ended December 31, 2014, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2013	102,500	$2.40
Granted	100,000	3.80
Canceled	-	-
Outstanding, December 31, 2013	202,500	$3.07

Granted	100,000	5.72
Canceled	-	-
Outstanding, December 31, 2014	302,500	$3.95

Total unrecognized compensation on options granted as of December 31, 2014 is $449,000.  Stock options to purchase an aggregate of 75,000 and 30,000 shares, as of December 31, 2014 and 2013, were exercisable and had a weighted average exercise price of $2.80 and $5.72 per share, respectively.

Note 13.  Benefit Plans

The Company established a 401(k) Plan (the “Plan”) for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the Plan.  The Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company may make discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2014 and 2013.

Note 14.  Intangible Assets

As of December 31, 2014, intangible assets with finite lives consisted of the following (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
Customer lists	$3,143	$(3,127)	5.1
Non-compete agreements	1,047	(951)	6.5
Talent and model contractual relationships	2,514	(2,511)	4.0
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,337	$(8,222)	4.9

Amortization expense totaled $333,000 and $1,432,000 for the years ended December 31, 2014 and 2013, respectively.

For the year ending December 31, 2015 the Company will record the remaining amortization of $115,000.

Note 15. Subsequent Event

In January 2015, the Company purchased 100% of the outstanding shares of Union Models Management Ltd. in London and renamed it Wilhelmina London Limited (“London”). London represents a strategic acquisition for the Company that establishes a footprint for the Company and the brand in Western Europe. It will also serve as a base of operations to service the Company’s European clients, and as a new talent development office for European models and artists. The Company paid cash of $1,168,000 in exchanges for net operating assets of $373,000 resulting in $795,000 of intangible assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

The information required by Item 10 will be furnished on or prior to April 30, 2015 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be furnished on or prior to April 30, 2015 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be furnished on or prior to April 30, 2015 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be furnished on or prior to April 30, 2015 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be furnished on or prior to April 30, 2015 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders for the fiscal year ended December 31, 2014.

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

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, dated January 30, 2012).
3.2	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, dated May 18, 2011).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, dated July 10, 2014).

4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).
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

4.19
Fourteenth Amendment to Rights Agreement, dated July 10, 2014, by and between Wilhelmina International, Inc. and The Bank of New York Mellon Trust Company (incorporated by reference from Exhibit 4.1 to the Form 8-K, dated July 10, 2014).

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
10.15
Credit Agreement, dated as of April 29, 2011, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, dated April 29, 2011).

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
10.30
Third Amendment to Pledge and Security Agreement, dated as of July 31, 2014, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (filed herewith).

*10.31	Offer Letter, dated January 23, 2015, by and between Wilhelmina International, Inc. and David Chaiken (incorporated by reference from Exhibit 10.1 to the Form 8-K, dated January 23, 2015).
14.1	Wilhelmina International, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Form 8-K, dated April 21, 2009).

16.1	Burton, McCumber & Cortez, L.L.P. Letter, dated September 28, 2012 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated September 27, 2012).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Montgomery, Coscia & Greilich, L.L.P. (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 27, 2015	By:	/s/ Alex Vaickus
	Name	Alex Vaickus
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 2015.

/s/Mark E. Schwarz	Executive Chairman and
Mark E. Schwarz	Chairman of the Board

/s/Alex Vaickus	Chief Executive Officer
Alex Vaickus	Principal Executive Officer

/s/David S. Chaiken	Chief Accounting Officer
David S. Chaiken	(Principal Financial Officer and Principal Accounting Officer)

/s/Clinton Coleman	Director
Clinton Coleman

/s/James Dvorak	Director
James Dvorak

/s/Horst-Dieter Esch	Director
Horst-Dieter Esch

/s/Mark Pape	Director
Mark Pape

/s/Jeffrey Utz	Director
Jeffrey Utz

/s/James Roddey	Director
James Roddey