Form 10-Q
period 2015-03-31
Wilhelmina International, Inc.
filed 2015-05-15
CIK 1013706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015 the registrant had 5,856,565 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	(Unaudited)
	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$3,705	$5,869
Accounts receivable, net of allowance for doubtful accounts of $679	15,533	12,482
Deferred tax asset	1,955	1,986
Prepaid expenses and other current assets	186	252
Total current assets	21,379	20,589

Property and equipment, net of accumulated depreciation of $822 and $762, respectively	1,446	1,333

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,289 and $8,222, respectively	448	115
Goodwill	13,192	12,563
Other assets	167	136

Total assets	$45,099	$43,203

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,265	$4,310
Due to models	11,219	10,011
Total current liabilities	15,484	14,321

Long term liabilities:
Contingent consideration to seller (Note 3)	171	-
Deferred income tax liability	2,536	2,332
Total long-term liabilities	2,707	2,332

Total liabilities	18,191	16,653

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 5,856,565 and 5,869,220 shares issued and outstanding at March 31, 2015 and December 31, 2014	65	65
Treasury stock, 615,473 and 602,818 shares, respectively, at cost	(1,715)	(1,643)
Additional paid-in capital	86,833	86,778
Accumulated deficit	(58,277)	(58,650)
Accumulated other comprehensive income	2	-
Total shareholders’ equity	26,908	26,550

Total liabilities and shareholders’ equity	$45,099	$43,203

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Revenues	$20,951	$18,136
License fees and other income	97	100
Total revenues	21,048	18,236

Model costs	14,902	12,757

Revenues net of model costs	6,146	5,479

Operating expenses:
Salaries and service costs	3,727	3,105
Office and general expenses	1,174	1,095
Amortization and depreciation	127	260
Corporate overhead	280	279
Total operating expenses	5,308	4,739
Operating income	838	740

Other income (expense):
Foreign exchange loss	(77)	-
Loss from an unconsolidated affiliate	(24)	(20)
Interest income	-	2
Interest expense	-	(8)
Total other expense	(101)	(26)

Income before provision for income taxes	737	714

Provision for income taxes:
Current	(206)	(137)
Deferred	(158)	(245)
	(364)	(382)

Net income	$373	$332

Other comprehensive income:
Foreign currency translation income	2	-
Total comprehensive income	$375	$332

Basic income per common share	$0.06	$0.06
Diluted income per common share	$0.06	$0.06

Weighted average common shares outstanding-basic	5,863	5,870
Weighted average common shares outstanding-diluted	5,959	5,917

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$373	$332
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	127	260
Share based payment expense	55	58
Deferred income taxes	158	245
Changes in operating assets and liabilities:
Accounts receivable	(2,696)	(1,720)
Prepaid expenses and other current assets	76	3
Other assets	(31)	-
Due to models	697	(181)
Accounts payable and accrued liabilities	(413)	79
Net cash used in operating activities	(1,654)	(924)

Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired (Note 3)	(282)	-
Purchase of property and equipment	(158)	(47)
Net cash used in investing activities	(440)	(47)

Cash flows from financing activities:
Repayment of Amegy line of credit	-	(800)
Purchase of treasury stock	(72)	-
Net cash used in financing activities	(72)	(800)

Foreign currency effect on cash flows	2	-

Net change in cash and cash equivalents:	(2,164)	(1,771)
Cash and cash equivalents, beginning of period	5,869	2,776
Cash and cash equivalents, end of period	$3,705	$1,005

Non-cash investing and financing activities:
Issuance of contingent consideration to seller	$171	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$8
Cash paid for income taxes	$-	$95

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) and subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included.  In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for such periods.  It is recommended that these interim unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended.  Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 3.  Business Acquisition

In January 2015, the Company purchased 100% of the outstanding shares of Union Models Management Ltd. in London and renamed it Wilhelmina London Limited (“London”). The strategic acquisition of London establishes a footprint for the Company and the brand in Western Europe. It will also serve as a base of operations to service the Company’s European clients, and as a new talent development office for European models and artists.

The purchase price includes the discounted value of contingent consideration assuming London achieves certain performance benchmarks during the post-closing period. These amounts are due to the former seller in the post-closing period subject to achieving these performance benchmarks.

Under the purchase method of accounting, the purchase price has been allocated to the net tangible, intangible assets acquired and liabilities assumed, based on the preliminary fair value of the assets and liabilities of London in accordance with ASC 805.

The intangible assets acquired include intangible assets with finite lives, such as customer relationships and talent relationships, and the remainder of any intangible assets not meeting the above criteria have been allocated to goodwill. The goodwill is non-amortizable.  Other assets such as customer relationships and talent relationships are being amortized on a straight line basis over their estimated useful lives which ranges from 2 to 8 years.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of completion of the London transaction:

(in thousands)
Fair value of operating assets acquired:
Cash	$868
Accounts receivable	355
Other current assets	10
Equipment	15
Total operating assets acquired	1,248
Fair value of intangible assets acquired:
Other intangible assets with finite lives	400
Goodwill	629
Total intangible assets acquired	1,029
Total assets acquired	2,277
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	360
Due to models	511
Indemnification seller basket	8
Deferred income tax liability	77
Total liabilities assumed	956
Total net assets acquired	$1,321

The results of operations for London are included in the Company’s consolidated results from the effective date of the acquisition.

Note 4.  Foreign Currency Translation

The functional currency of the wholly owned subsidiary London is the Great British Pound.  Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, revenues and expenses are translated at average monthly exchange rates and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of shareholders’ equity.

Note 5.  Line of Credit

On July 31, 2014, the Company executed and closed the third amendment (the “Third Credit Agreement Amendment”) to its revolving facility with Amegy Bank National Association (“Amegy”). The terms of the Third Credit Agreement Amendment are essentially the same as those set forth in the Second Credit Agreement Amendment with the exception of the ability to issue up to $300,000 of standby letters of credit. Outstanding letters of credit will reduce the Company’s availability under the facility.

Under the terms of the Third Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000,000 (2) the borrowing base is derived from 75% of eligible accounts receivable (as defined) and (3) the Company’s minimum net worth covenant is $22,000,000. In addition, the maturity date of the facility is October 15, 2015. The Company’s obligation to repay advances under the amended facility is evidenced by a second amended and restated promissory note.  Under the terms of the Third Amended and Restated Promissory Note, the interest rate on borrowings is prime rate plus 1%.

As of May 15, 2015, the Company had no outstanding borrowings under the revolving credit facility.

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

On October 24, 2013, a second purported class action lawsuit naming the Wilhelmina Subsidiary Parties was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the Raske Litigation (the “Shanklin Litigation”).  The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those matters involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms and certain advertisers. The Company believes the new claims are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants have also filed motions to dismiss.  By Decision and Order dated August 11, 2014, the court denied the Wilhelmina Subsidiary Parties’ motion to dismiss.  In its Decision and Order, the court limited pre-class certification discovery to information relating to usages of the named plaintiffs’ images agreed to by the defendant model management companies during the six-year period prior to the commencement of the lawsuit.  The parties were directed to engage in court-ordered mediation, but during that process, in October, 2014, plaintiffs’ principal attorney died.  New lead counsel (if any) for plaintiffs has not yet been identified.  On March 10, 2015, the court granted the motion by plaintiffs’ local New York counsel for leave to withdraw, gave the plaintiffs 90 days to find substitute counsel, and stayed the action in the interim.  The Company intends to vigorously defend the Shanklin Action on behalf of the Wilhelmina Subsidiary Parties in the event plaintiffs move forward with substitute counsel.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business.  None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

As of March 31, 2015, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years.  As of March 31, 2015, total compensation payable under the remaining contractual term of these agreements was approximately $4,582,000.  In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore, subject to certain exceptions, as of March 31, 2015, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $4,585,000. During the three months ended March 31, 2015 and 2014, the Company paid no compensation cost in connection with certain non-compete and contractual arrangements of former employees, respectively.

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

Trading of the Common Stock on a split-adjusted basis began at the opening of trading on July 14, 2014. In September 2014, the Company began trading on the NASDAQ under the ticker symbol WHLM.

Note 8.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2014, the Company had federal income tax loss carryforwards of approximately $900,000, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three months ended March 31, 2015. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

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

In total, the Company has repurchased 615,473 shares of Common Stock at an average price of approximately $2.79 per share, for a total of approximately $1,715,000 under the foregoing stock repurchase program. During the three months ended March 31, 2015, 12,655 shares were repurchased at an average price of $5.65 per share.

Note 10.  Related Parties

As of March 31, 2015, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”) held the Chairman of the Board and Executive Chairman positions with the Company.  NCM is the General Partner of Newcastle, which owns 2,430,726 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7,500 for the quarters ended March 31, 2015 and 2014. The Company owed NCM $0 as of March 31, 2015 and 2014, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $27,500 for the quarters ended March 31, 2015 and 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2015 and 2014.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

OVERVIEW

The Company’s primary business is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, it has grown to include operations located in Los Angeles, Miami and London, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S., as well as in Thailand, Dubai, Vancouver and Tokyo. The Company provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various customers and clients, including retailers, designers, advertising agencies and catalog companies.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where the Company competes with other leading full service agencies, Wilhelmina competed successfully during the first quarter of 2015.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	develop Wilhelmina into a global brand;
•	expand the women’s high end fashion board;
•	expand celebrity endorsements;
•	strategic acquisitions;
•	license the “Wilhelmina” name to leading model management agencies;
•	license the “Wilhelmina” brand in connection with consumer products, cosmetics and other beauty products; and
•	promote model search contests, and events and partnering on media projects (television, film, books, etc.).

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

In January 2015, the Company purchased 100% of the outstanding shares of Union Models Management Ltd. in London and renamed it Wilhelmina London Limited (“London”). The strategic acquisition of London establishes a footprint for the Company and the brand in Western Europe. It will also serve as a base of operations to service the Company’s European clients, and as a new talent development office for European models and artists.

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

Analysis of Consolidated Statements of Operations and Gross Billings

(in thousands)
	Three Months Ended
	March 31	March 31	Percent Change
	2015	2014	2015 vs 2014

GROSS BILLINGS	20,951	18,552	12.9%

Revenues	20,951	18,136	15.5%
License fees and other income	97	100	(3.0%)
TOTAL REVENUES	21,048	18,236	15.4%
Model costs	14,902	12,757	16.8%
REVENUES NET OF MODEL COSTS	6,146	5,479	12.2%
GROSS PROFIT MARGIN	29.2%	30.0%
Salaries and service costs	3,727	3,105	20.0%
Office and general expenses	1,173	1,095	7.1%
Amortization and depreciation	128	260	(50.8%)
Corporate overhead	280	279	0.4%
OPERATING INCOME	838	740	12.3%
OPERATING MARGIN	4.0%	4.1%
Foreign exchange loss	(77)	-
Interest income	-	2
Interest expense	-	(8)
Loss from unconsolidated subsidiary	(24)	(20)	(20.0%)
INCOME BEFORE INCOME TAXES	737	714	3.2%
Income taxes expense	(364)	(382)	(4.7%)
Effective tax rate	49.4%	53.5%
NET INCOME	373	332	12.3%

Gross Billings

Generally, the Company’s gross billings fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.

 The 13% increase in total gross billings consists of a 13% increase in the recurring core gross billings, new core gross billings associated with the acquisition of Wilhelmina London of 3%, offset by zero gross billings of the WAM business, representing a 3% decrease from 2014. All boards of the core modeling business experienced positive growth during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.

Revenues

The increase in revenues for the three months ended March 31, 2015, when compared to the three months ended March 31, 2014 were driven by an expanded developed talent pool and our customers increased interest in booking the Company's talent.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company. License fees remained essentially unchanged when compared to the corresponding period of the prior year.

Gross Profit Margin

Fluctuations in gross profit margin, between periods, may be impacted by the following:

•	An increase or decrease in mother agency fees, relative to model costs.

•
An increase or decrease in the rate of recovery of advances to models (for the cost of producing initial portfolios and other out-of-pocket costs). These costs are expensed as incurred and repayments of such costs are credited to model costs in the period received.

•	Including London which operates on a different gross profit margin than other subsidiaries.

Gross profit margins declined by 0.8% of revenue in the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, primarily as a result of an increase in model costs as a percent of revenue including the effect of a decline in the rate of recovery of certain costs advanced to models.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent.

•
The Company continues to recruit agents when available and invest in scouting and development activities. The Company believes these investments are necessary to support its continued growth. Additional cost increases are due to the inclusion of London and the accounting system upgrade project.

•	Salaries and service costs as a percentage of revenue for the three months ended March 31, 2015 increased to 17.7% from 17.0% for the three months ended March 31, 2014.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the three months ended March 31, 2015, office and general expenses increased, when compared to the three months ended March 31, 2014, due to costs associated with London partially offset by a decline in legal fees.

The amount of office and general expenses as a percentage of revenue for the three months ended March 31, 2015 declined to 5.6% from 6.1% for the three months ended March 31, 2014.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three months ended March 31, 2015, depreciation and amortization expense totaled $127,000 (of which $67,000 relates to amortization of intangibles acquired in connection with the Wilhelmina and London acquisitions), compared to $260,000 of depreciation and amortization expense during the three months ended March 31, 2014 (of which $201,000 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases (mostly related to technology) totaled approximately $158,000 and $47,000 during the three months ended March 31, 2015 and March 31, 2014, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead remained essentially unchanged for the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, as a decrease in executive officer compensation salary, was offset by an increase in professional fees.

Operating Margin

Operating margins decreased slightly for the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, as a result of an operating loss from London as the Company assimilates the acquisition partially offset by an slight increase in the operating margin of the recurring core business associated with an in revenues and further absorption of the Company’s administrative costs.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three months ended March 31, 2015 and March 31, 2014.

Foreign Currency Translation

The Company realized $70,000 of foreign currency exchange loss during the three months ended March 31, 2015.  Fluctuations in currencies from Latin America and the Euro caused $56,000 of the loss and the acquisition of London resulted in $14,000 of the foreign currency exchange loss.

Interest Expense

There was no interest expense for the three months ended March 31, 2015, compared to a small interest expense the three months ended March 31, 2014, both associated with a decline in the average borrowings under the Third Credit Agreement Amendment to zero.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2014, the Company had federal income tax loss carryforwards of approximately $900,000, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three months ended March 31, 2015. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

Liquidity and Capital Resources

The Company’s cash balance decreased to $3,705,000 at March 31, 2015, from $5,869,000 at December 31, 2014. For the three months ended March 31, 2015, cash balances decreased as a result of cash flows used by operations of approximately $1,654,000 and $440,000 used by investing activities including $282,000 to purchase the stock of Wilhelmina London and approximately $158,000 of capital expenditures. Cash flows from operating activity include the use of cash from an increase in accounts receivables driven by increased revenues. The increase in revenues usually negatively impact cash flows as typically, the collection of customer receivables averages greater than 60 days, while the Company incurs significant operating expenses with shorter payment terms.

Amegy Credit Agreement

On October 24, 2012, the Company executed and closed the second amendment (the “Second Credit Agreement Amendment”) to its revolving facility with Amegy Bank National Association (“Amegy”). Borrowings under the facility are to be used for working capital and other general business purposes of the Company.

Under the terms of the Second Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000,000, (2) the borrowing base is derived from 75% of eligible accounts receivable (as defined) and (3) the Company’s minimum net worth covenant is $22,000,000. In addition, the maturity date of the facility is October 15, 2015. The Company’s obligation to repay advances under the amended facility is evidenced by a second amended and restated promissory note (the “Second Amended and Restated Promissory Note”).  Under the terms of the Second Amended and Restated Promissory Note, the interest rate on borrowings is prime rate plus 1%.

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

As of March 13, 2015, the Company had no outstanding borrowings under the revolving credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company had $222,000 of restricted cash that served as collateral for an irrevocable standby letter of credit.  In September 2014, the Company issued a replacement letter of credit and recovered the restricted cash of $222,000.  This replacement letter of credit is secured by available and unused borrowing capacity under the Company’s existing line of credit with Amegy Bank. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of March 31, 2015, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2015	By:	/s/ David S. Chaiken
	Name:	David S. Chaiken
	Title:	Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
________________
* Filed herewith