Form 10-Q
period 2015-06-30
Wilhelmina International, Inc.
filed 2015-08-14
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2014 the registrant had 5,843,621 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

ASSETS
	(Unaudited) June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$3,057	$5,869
Accounts receivable, net of allowance for doubtful accounts of $667 and $679	16,090	12,482
Deferred tax asset	1,877	1,986
Prepaid expenses and other current assets	448	252
Total current assets	21,472	20,589

Property and equipment, net of accumulated depreciation of $879 and $762, respectively	1,707	1,333

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,352 and $8,222	380	115
Goodwill	13,192	12,563
Other assets	190	136

Total assets	$45,408	$43,203

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,321	$4,310
Due to models	10,915	10,011
Total current liabilities	15,236	14,321

Long term liabilities
Contingent consideration to seller (Note 3)	171	-
Deferred tax liability	2,685	2,332
Total long-term liabilities	2,856	2,332

Total liabilities	18,092	16,653

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 5,852,322 and 5,869,220 share issued and outstanding at June 30, 2015 and December 31, 2014	65	65
Treasury stock, 619,716 and 602,818 shares, respectively, at cost	(1,740)	(1,643)
Additional paid-in capital	86,884	86,778
Accumulated deficit	(57,904)	(58,650)
Accumulated other comprehensive income	11	-
Total shareholders’ equity	27,316	26,550

Total liabilities and shareholders’ equity	$45,408	$43,203

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues
Revenues	$21,538	$19,528	$42,489	$37,664
License fees and other income	132	100	229	200
Total revenues	21,670	19,628	42,718	37,864

Model costs	15,643	14,206	30,545	26,963

Revenues net of model costs	6,027	5,422	12,173	10,901

Operating expenses
Salaries and service costs	3,758	3,249	7,485	6,354
Office and general expenses	1,125	1,083	2,299	2,178
Amortization and depreciation	125	110	252	370
Corporate overhead	262	374	542	653
Total operating expenses	5,270	4,816	10,578	9,555
Operating income	757	606	1,595	1,346

Other income (expense):
Foreign exchange loss	(21)	-	(98)	-
Gain (loss) from an unconsolidated affiliate	9	5	(15)	(15)
Interest income	-	2	-	4
Interest expense	-	-	-	(8)
	(12)	7	(113)	(19)

Income before provision for income taxes	745	613	1,482	1,327

Provision for income taxes:
Current	(145)	(54)	(351)	(191)
Deferred	(227)	(168)	(385)	(413)
	(372)	(222)	(736)	(604)

Net income	$373	$391	$746	$723

Other comprehensive income
Foreign currency translation income	9	-	11
Total comprehensive income	382	391	757	723

Basic net income per common share	$0.06	$0.07	$0.13	$0.12
Diluted net income per common share	$0.06	$0.07	$0.13	$0.12

Weighted average common shares outstanding-basic	5,852	5,870	5,852	5,870
Weighted average common shares outstanding-diluted	5,955	5,968	5,955	5,942

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$746	$723
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	252	370
Share based payment expense	106	107
Deferred taxes	385	413
Changes in operating assets and liabilities:
Accounts Receivable	(3,253)	(2,654)
Prepaid expenses and other current assets	(240)	(139)
Due to models	393	922
Accounts payable and accrued liabilities	(357)	1,431
Net cash provided by (used in) operating activities	(1,968)	1,173

Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired (Note 3)	(282)	-
Purchase of property and equipment	(476)	(251)
Net cash used in investing activities	(758)	(251)

Cash flows from financing activities:
Repayment of Amegy line of credit	-	(800)
Purchase of treasury stock	(97)	-
Net cash used in financing activities	(97)	(800)

Foreign currency effect on cash flows	11	-

Net increase (decrease) in cash and cash equivalents	(2,812)	122
Cash and cash equivalents, beginning of period	5,869	2,776
Cash and cash equivalents, end of period	$3,057	$2,898

Non-cash investing and financing activities:
Issuance of contingent consideration to seller	$171	$-

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$8
Cash paid for income taxes	$105	$239

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

Note 2.  Business Activity

Overview

The primary business of Wilhelmina is fashion model management, which is headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and is one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami and London, as well as a growing network of licensees comprising leading modeling agencies in various local markets across the U.S. as well as in Thailand, Dubai, Vancouver and Tokyo.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talents to various customers and clients, including retailers, designers, advertising agencies, print and catalog companies.

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

The intangible assets acquired include intangible assets with finite lives, such as customer relationships and talent relationships, and the remainder of any intangible assets not meeting the above criteria has been allocated to goodwill. The goodwill is non-amortizable. Other assets such as customer relationships and talent relationships are being amortized on a straight line basis over their estimated useful lives with range from 2 to 8 years.

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

Note 4.  Foreign Currency Translation

The functional currency of the wholly owned subsidiary, London, is the Pound Sterling. Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, revenues and expenses are translated at average monthly exchange rates and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of shareholders’ equity.

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

Under the terms of the Third Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000 (2) the borrowing base is derived from 75% of eligible accounts receivable (as defined) and (3) the Company’s minimum net worth covenant is $22,000. In addition, the maturity date of the facility is October 15, 2015. The Company’s obligation to repay advances under the amended facility is evidenced by a second amended and restated promissory note (the “Second Amended and Restated Promissory Note”).  Under the terms of the Third Amended and Restated Promissory Note, the interest rate on borrowings is prime rate plus 1%.

As of August 13, 2015, the Company had no outstanding borrowings under the revolving credit facility.

Note 6.  Commitments and Contingencies

On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, Ltd. (“Wilhelmina International”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, asserting claims for alleged breach of Mr. Patterson’s expired employment agreement (the “Employment Agreement”) with Wilhelmina International, defamation, and declaratory relief with respect to the alleged invalidity and unenforceability of the Employment Agreement’s non-competition and non-solicitation provisions.  The Company and Wilhelmina International asserted counterclaims against Mr. Patterson for breach of the Employment Agreement, breach of fiduciary duty, and injunctive relief.  On May 23, 2014, the court granted the defendants’ motion to dismiss Mr. Patterson’s defamation claim, and granted Mr. Patterson’s cross-motion for leave to file an amended defamation claim.  Patterson filed an Amended Complaint on May 15, 2014, repeating the claims for alleged breach of contract and declaratory relief, and filing and amended defamation claim.  The Company and Wilhelmina International filed an Answer to the Amended Complaint on June 17, 2014, and again asserted counterclaims for breach of contract, breach of fiduciary duty, and for injunctive relief.  Patterson replied to those counterclaims on June 27, 2014. Discovery has now been completed, and the case is on the trial calendar.  The parties have been ordered to engage in a second mediation.  The Company believes Mr. Patterson's claims are without merit, and, in the event the case is not settled in the mediation or otherwise, intends to continue to vigorously defend itself and pursue the counterclaims.

On October 24, 2013, a purported class action lawsuit brought by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), naming the Company’s subsidiaries Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those matters involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. The Company believes the claims are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants have also filed motions to dismiss. The court has stayed all discovery in the case pending resolution of these motions.  On March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.”  The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second Amended Complaint.  Plaintiffs’ Second Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment.  In addition, the Second Amended Complaint alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of Wilhelmina and the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed.  The Second Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. The Company intends to vigorously defend against the Second Amended Complaint.

In July 2015, an action was commenced against Wilhelmina Models, Inc. by a model previously under contract to Wilhelmina, Kimberly Forbes, claiming  that Wilhelmina had authorized the re-use of certain of her photos, allegedly without her authorization, without paying her; asserting that the IRS had asserted claims against her arising out of an IRS Form 1099 issued by Wilhelmina with respect to payments she had not received; and seeking  an unspecified amount in compensatory damages and $1,000 in exemplary damages.   When the model informally brought the matter to its attention prior to commencing litigation, Wilhelmina acknowledged owing her compensation she had not received because of her change of address, and offered to pay her in full and reimburse her for related costs (although the exact amount has not been calculated, it is not a material amount).  Despite that fact, this action was thereafter commenced.  The Company intends to vigorously defend itself against the action to the extent it seeks in excess of the amount the Company offered to Ms. Forbes.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

As of June 30, 2015, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years. As of June 30, 2015, total compensation payable under the remaining contractual term of these agreements was approximately $4,042. In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore, subject to certain exceptions, as of June 30, 2015, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $4,693. During the three six months ended June 30, 2015 and 2014, the Company paid $16 and $0 compensation cost in connection with certain non-compete and contractual arrangements of former employees, respectively.

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

One for Twenty Reverse Stock Split

The Company's Board of Directors approved the implementation of the Reverse Stock Split and the applicable ratio of one-for-twenty on July 7, 2014. On July 11, 2014, the Company filed a certificate of amendment to the Company's restated certificate of incorporation (the “Certificate of Amendment”) which affected the Reverse Stock Split. The Company's stockholders previously approved the granting of authority to the Company’s Board of Directors to affect a reverse stock split at a ratio between one-for-ten and one-for-forty at the Company’s annual meeting of stockholders held on September 26, 2013. The Certificate of Amendment provided that, effective as of 5:00 pm (Eastern Time) on July 11, 2014, every twenty outstanding shares of Common Stock were combined automatically into one share of Common Stock. Fractional shares resulting from the Reverse Stock Split were cancelled and stockholders otherwise entitled to a fractional share received a cash payment in lieu of the fractional share based on the average of the last reported sales price of the Common Stock as quoted on the OTCBB for the five business days prior to the effectiveness of the Reverse Stock Split (which average price was $.30). The Certificate of Amendment also proportionally reduced the Company’s authorized shares of Common Stock from 250,000,000 shares to 12,500,000 shares. The rights and privileges of the holders of the Common Stock are unaffected by the Reverse Stock Split.

Trading of the Common Stock on a split-adjusted basis began at the opening of trading on July 14, 2014. In September 2014, the Company began trading on the NASDAQ under the ticker symbol WHLM.

Note 8.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2014, the Company had federal income tax loss carryforwards of approximately $900 which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three and six months ended June 30, 2015. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

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

In total, the Company has repurchased 619,716 shares of Common Stock at an average price of approximately $2.81 per share, for a total of approximately $1,740 under the foregoing stock repurchase program. During the six months ended June 30, 2015, 16,898 shares were repurchased at an average price of $5.85 per share.

Note 10. Related Parties

As of June 30, 2015, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P.

(“NCM”) held the Chairman of the Board and Executive Chairman positions with the Company. NCM is the General Partner of Newcastle, which owns 2,430,726 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 for the quarters ended June 30, 2015 and 2014. The Company owed NCM $0 as of June 30, 2015 and 2014, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $27.5 for the quarters ended June 30, 2015 and 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2015 and 2014.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where the Company competes with other leading full service agencies, Wilhelmina competed successfully during the second quarter of 2015.

With 2015 total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) expecting to exceed approximately $189 billion, North America is by far the world’s largest advertising market. For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

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

The key financial indicators that the Company reviews to monitor the business are revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Select, Media, Runway, Curve, Lifestyle, Kids, etc.)) of the business, revenues by geographic locations and revenues from significant clients. Wilhelmina has three primary sources of revenue: revenues from principal relationships whereby the gross amount billed to the client is recorded as revenue, when the revenues are earned and collectability is reasonably assured; revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition is an important business metric that ultimately drive revenues, profits and cash flows.

Because Wilhelmina provides professional services, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and T&E (travel, meals and entertainment) to deliver the Company’s services and to enable new business development activities.

 Analysis of Consolidated Statements of Operations

 (in thousands)

	Three Months Ended			Six Months Ended
	June 30	June 30	% Change	June 30	June 30	% Change
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014

Revenues	21,538	19,528	10.3%	42,489	37,664	12.8%
License fees and other income	132	100	32.0%	229	200	14.5%
TOTAL REVENUES	21,670	19,628	10.4%	42,718	37,864	12.8%
Model costs	15,643	14,206	10.1%	30,545	26,963	13.3%
REVENUES NET OF MODEL COSTS	6,027	5,422	11.2%	12,173	10,901	11.7%
GROSS PROFIT MARGIN	27.8%	27.6%		28.5%	28.8%
Salaries and service costs	3,758	3,249	15.7%	7,485	6,354	17.8%
Office and general expenses	1,125	1,083	3.9%	2,299	2,178	5.6%
Amortization and depreciation	125	110	13.6%	252	370	(31.9)%
Corporate overhead	262	374	(29.9)%	542	653	(17.0)%
OPERATING INCOME	757	606	24.9%	1,595	1,346	8.5%
OPERATING MARGIN	3.5%	3.1%		3.47%	3.6%
Foreign exchange loss	(21)	-		(98)	-
Interest income	-	2		-	4
Interest expense	-	-		-	(8)
Equity Earnings (loss) in affiliate	9	5		(15)	(15)
INCOME BEFORE INCOME TAXES	745	613	(21.5)%	1,482	1,327	11.7%
Income taxes expense	(372)	(222)	67.6%	(736)	(604)	21.9%
Effective tax rate	49.9%	36.2%		49.7%	45.5%
NET INCOME	373	391	(4.6)%	746	723	(3.2)%

Revenues

Generally, the Company’s revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.

The increase in revenues for the three and six months ended June 30, 2015 of 10.3% and 12.8% when compared to the three and six months ended June 30, 2014 were driven by an expanded developed talent pool and our customers’ increased interest in booking the Company's talent. The Company’s expanded talent pool continues to be driven by an emphasis on scouting and relationships with mother agencies around the world. All boards of the core modeling business experienced positive growth during the three months and six months ended June 30, 2015 when compared to the corresponding period of the prior year.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark name and various services provided by the Company. License fees remained materially unchanged when compared to the corresponding period of the prior year.

Gross Profit Margin

Fluctuations in gross profit margin, between periods, are predominantly due to the following:

•	The mix of revenues being derived from talent relationships, which require the reporting of revenues gross (as a principal) versus net (as an agent). Model costs consist of costs associated with relationships with models where the key indicators suggest that the Company acts as a principal.

•	An increase or decrease in mother agency fees, relative to model costs.

•	An increase or decrease in the rate of recovery of advances to models (for the cost of producing initial portfolios and other out-of-pocket costs). These costs are expensed as incurred and repayments of such costs are credited to model costs in the period received.

•	Inclusion of the London operations.

Gross profit margin as a percentage of revenue in the three and six months ended June 30, 2015, when compared to the three and six months ended June 30, 2014, remained relatively unchanged. All of the components of gross margin increased proportionally with the increase in revenue.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E (travel, meals and entertainment) costs required to deliver the Company’s services to its customers and talent.

•	The Company continues to recruit agents when available and invest in scouting and development activities. The Company believes these investments are necessary to support its continued growth. Additional cost increases are due to the inclusion of London and the accounting system upgrade project

•	Salaries and service costs increases include the cost of additional resources to support the increase in revenues along with increased administration salaries associated with the systems and technology upgrade

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the three and six months ended June 30, 2015, office and general expenses increased by 3.9% and 5.6%, when compared to the three and six months ended June 30, 2014, due to costs associated with London partially offset by a decline in legal fees.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and six months ended June 30, 2015, depreciation and amortization expense totaled $125 and $252 (of which $68 and $135 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), compared to $110 and $370 of depreciation and amortization expense during the three and six months ended June 30, 2014 (of which $44 and $245 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Fixed asset purchases (mostly related to technology) totaled approximately $476 and $251 during the six months ended June 30, 2015 and June 30, 2014, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  The decline in corporate overhead of 29.9% and 17.0% for the three and six months ended June 30, 2015, when compared to the three and six months ended June 30, 2014 is primarily associated with a reduction in corporate salaries partially offset by the increase in costs associated with being listed on the NASDAQ stock exchange.

Operating Margin

Operating margins for the three and six months ended June 30, 2015 were relatively consistent when compared to the corresponding periods of the prior year. The operating income increased despite the increases in salaries and service costs in connection with the administration of the Company.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three and six months ended June 30, 2015 and June 30, 2014.

Foreign Currency Translation

The Company realized $21 and $98 of foreign currency exchange loss during the three and six months ended June 30, 2015. Fluctuations in currencies from Latin America and the Euro caused $23 and $84 of the loss and the acquisition of London resulted in $14 of the foreign currency exchange loss.

Interest Expense

There was no interest expense for the three and six months ended June 30, 2015, compared to a small interest expense the three and six months ended June 30, 2014, both associated with a decline in the average borrowings under the Third Credit Agreement Amendment to zero.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2014, the Company had federal income tax loss carryforwards of approximately $900 which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three months ended June 30, 2015. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Service’s Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

Liquidity and Capital Resources

The Company’s cash balance decreased to $3,057 at June 30, 2015, from $5,869 at December 31, 2014. For the six months ended June 30, 2015, cash balances decreased as a result of cash flows used by operations of approximately $1,968 and $758 used by investing activities, including $282 to purchase the stock of Wilhelmina London and approximately $476 of capital expenditures. Cash flows from operating activities include the use of cash due to an increase in accounts receivables driven by increased revenues. The increase in revenues usually negatively impact cash flows as typically, the collection of customer receivables averages greater than 60 days, while the Company incurs significant operating expenses with shorter payment terms.

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

As of August 13, 2015, the Company had no outstanding borrowings under the revolving credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company was responsible for $222 of restricted cash that served as collateral for an irrevocable standby letter of credit. In September 2014, the Company issued a replacement letter of credit and recovered the restricted cash of $222. This replacement letter of credit is secured by available and unused borrowing capacity under the Company’s existing line of credit with Amegy Bank. The letter of credit serves as additional security under the lease extension relating to the Company’s office space in New York City that expires February 2021.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business.  General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

Critical Accounting Policies

Revenue Recognition

In compliance with generally accepted accounting principles (GAAP) when reporting revenue gross as a principal versus net as an agent, the Company assesses whether it, the model or the talent is the primary obligor.  The Company evaluates the terms of its model, talent and client agreements as part of this assessment.  In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or talent selection and credit risk the Company undertakes.  The Company operates broadly as a modeling agency and in those relationships with models and talents where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue when earned and collectability is reasonably assured and the related costs incurred to the model or talent as model or talent costs.  In other model and talent relationships, where the Company believes the key indicators suggest it acts as an agent on behalf of the model or talent, the Company records revenue net of pass-through model or talent cost.

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

Basis of Presentation

The financial statements include the consolidated accounts of Wilhelmina International and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of June 30, 2015, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2012, Sean Patterson, the former President of the Company’s subsidiary, Wilhelmina International, Ltd. (“Wilhelmina International”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Company, Wilhelmina International and Mark Schwarz, the Company’s Chairman of the Board, asserting claims for alleged breach of Mr. Patterson’s expired employment agreement (the “Employment Agreement”) with Wilhelmina International, defamation, and declaratory relief with respect to the alleged invalidity and unenforceability of the Employment Agreement’s non-competition and non-solicitation provisions.  The Company and Wilhelmina International asserted counterclaims against Mr. Patterson for breach of the Employment Agreement, breach of fiduciary duty, and injunctive relief.  On May 23, 2014, the court granted the defendants’ motion to dismiss Mr. Patterson’s defamation claim, and granted Mr. Patterson’s cross-motion for leave to file an amended defamation claim.  Patterson filed an Amended Complaint on May 15, 2014, repeating the claims for alleged breach of contract and declaratory relief, and filing and amended defamation claim.  The Company and Wilhelmina International filed an Answer to the Amended Complaint on June 17, 2014, and again asserted counterclaims for breach of contract, breach of fiduciary duty, and for injunctive relief.  Patterson replied to those counterclaims on June 27, 2014. Discovery has now been completed, and the case is on the trial calendar.  The parties have been ordered to engage in a second mediation.  The Company believes Mr. Patterson's claims are without merit, and, in the event the case is not settled in the mediation or otherwise, intends to continue to vigorously defend itself and pursue the counterclaims.

On October 24, 2013, a purported class action lawsuit brought by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), naming the Company’s subsidiaries Wilhelmina International and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation include breach of contract and unjust enrichment and are alleged to arise out of matters relating to those matters involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. The Company believes the claims are without merit and intends to vigorously defend itself and its subsidiaries.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a cause of action upon which relief can be granted and other grounds, and other defendants have also filed motions to dismiss. The court has stayed all discovery in the case pending resolution of these motions.  On March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.”  The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second Amended Complaint.  Plaintiffs’ Second Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment.  In addition, the Second Amended Complaint alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of Wilhelmina and the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed.  The Second Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. The Company intends to vigorously defend against the Second Amended Complaint.

In July 2015, an action was commenced against Wilhelmina Models, Inc. by a model previously under contract to Wilhelmina, Kimberly Forbes, claiming  that Wilhelmina had authorized the re-use of certain of her photos, allegedly without her authorization, without paying her; asserting that the IRS had asserted claims against her arising out of an IRS Form 1099 issued by Wilhelmina with respect to payments she had not received; and seeking  an unspecified amount in compensatory damages and $1,000 in exemplary damages.   When the model informally brought the matter to its attention prior to commencing litigation, Wilhelmina acknowledged owing her compensation she had not received because of her change of address, and offered to pay her in full and reimburse her for related costs (although the exact amount has not been calculated, it is not a material amount).  Despite that fact, this action was thereafter commenced.  The Company intends to vigorously defend itself against the action to the extent it seeks in excess of the amount the Company offered to Ms. Forbes.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 13, 2015	By:	/s/ David S. Chaiken
	Name:	David S. Chaiken
	Title:	Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

________________

* Filed herewith

