Form 10-Q
period 2015-09-30
Wilhelmina International, Inc.
filed 2015-11-16
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015 the registrant had 5,789,528 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Nine Months Ended September 30, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

ASSETS
	(Unaudited) September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$2,102	$5,869
Accounts receivable, net of allowance for doubtful accounts of $671 and $679	17,402	12,482
Deferred tax asset	1,690	1,986
Prepaid expenses and other current assets	351	252
Total current assets	21,545	20,589

Property and equipment, net of accumulated depreciation of $944 and $762, respectively	1,862	1,333

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,400 and $8,222	333	115
Goodwill	13,192	12,563
Other assets	362	136

Total assets	$45,761	$43,203

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,753	$4,310
Due to models	11,198	10,011
Total current liabilities	14,951	14,321

Long term liabilities
Contingent consideration to seller (Note 3)	171	-
Deferred tax liability	2,951	2,332
Total long-term liabilities	3,122	2,332

Total liabilities	18,073	16,653

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 5,792,867 and 5,869,220 share issued and outstanding at September 30, 2015 and December 31, 2014	65	65
Treasury stock, 679,171 and 602,818 shares, respectively, at cost	(2,090)	(1,643)
Additional paid-in capital	86,954	86,778
Accumulated deficit	(57,237)	(58,650)
Accumulated other comprehensive income	(4)	-
Total shareholders’ equity	27,688	26,550

Total liabilities and shareholders’ equity	$45,761	$43,203

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014
Revenues
Revenues	$21,616	$19,853	$64,105	$57,517
License fees and other income	216	100	445	300
Total revenues	21,832	19,953	64,550	57,817

Model costs	15,402	14,185	45,947	41,148

Revenues net of model costs	6,430	5,768	18,603	16,669

Operating expenses
Salaries and service costs	3,691	3,336	11,176	9,690
Office and general expenses	1,181	1,188	3,480	3,366
Amortization and depreciation	113	114	365	484
Corporate overhead	167	305	709	958
Total operating expenses	5,152	4,943	15,730	14,498
Operating income	1,278	825	2,873	2,171

Other income (expense):
Foreign exchange loss	(21)	(34)	(119)	(34)
Gain (loss) from an unconsolidated affiliate	(3)	(7)	(18)	(22)
Interest income	-	2	-	6
Interest expense	-	-	-	(8)
	(24)	(39)	(137)	(58)

Income before provision for income taxes	1,254	786	2,736	2,113

Provision for income taxes:
Current	(135)	(181)	(486)	(372)
Deferred	(452)	(269)	(837)	(682)
	(587)	(450)	(1,323)	(1,054)

Net income	$667	$336	$1,413	$1,059

Other comprehensive income
Foreign currency translation loss	(15)	-	(4)	-
Total comprehensive income	652	336	1,409	1,059

Basic net income per common share	$0.11	$0.06	$0.24	$0.18
Diluted net income per common share	$0.11	$0.06	$0.24	$0.18

Weighted average common shares outstanding-basic	5,843	5,870	5,856	5,870
Weighted average common shares outstanding-diluted	5,946	5,968	5,958	5,968

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$1,413	$1,059
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	364	484
Share based payment expense	176	155
Deferred taxes	838	680
Changes in operating assets and liabilities:
Accounts Receivable	(4,565)	(1,938)
Prepaid expenses and other current assets	(315)	40
Due to models	676	747
Accounts payable and accrued liabilities	(925)	984
Net cash provided by (used in) operating activities	(2,338)	2,211

Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired (Note 3)	(282)	-
Purchase of property and equipment	(696)	(389)
Net cash used in investing activities	(978)	(389)

Cash flows from financing activities:
Repayment of Amegy line of credit	-	(800)
Purchase of treasury stock	(447)	-
Net cash used in financing activities	(447)	(800)

Foreign currency effect on cash flows	(4)	-

Net increase (decrease) in cash and cash equivalents	(3,767)	1,022
Cash and cash equivalents, beginning of period	5,869	2,776
Cash and cash equivalents, end of period	$2,102	$3,798

Non-cash investing and financing activities:
Issuance of contingent consideration to seller	$171	$-

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$8
Cash paid for income taxes	$235	$300

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

(in thousands except share data)

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

Note 5.  Line of Credit

On July 31, 2014, the Company executed and closed the third amendment (the “Third Credit Agreement Amendment”) to its revolving facility with Amegy Bank National Association (“Amegy”). The terms of the Third Credit Agreement Amendment are essentially the same as those set forth in the Second Credit Agreement Amendment, including a maturity date of October 24, 2015, with the exception of the ability to issue up to $300 of standby letters of credit. Outstanding letters of credit reduce the Company’s availability under the facility.

Under the terms of the Third Credit Agreement Amendment, (1) total availability under the revolving credit facility is $5,000 (2) the borrowing base is derived from 75% of eligible accounts receivable (as defined) and (3) the Company’s minimum net worth covenant is $22,000.

In addition, the facility was renewed, see Note 11 Subsequent Event. The Company’s obligation to repay advances under the amended facility is evidenced by a second amended and restated promissory note (the “Second Amended and Restated Promissory Note”).  Under the terms of the Second Amended and Restated Promissory Note, the interest rate on borrowings is prime rate plus 1%.

As of September 30, 2015, the Company had no outstanding borrowings under the revolving credit facility.

Note 6.  Commitments and Contingencies

In July 2015, an action was commenced in New York State Supreme Court (New York County) against Wilhelmina Models, Inc. by a model previously under contract to Wilhelmina, Kimberly Forbes, claiming  that Wilhelmina had authorized the re-use of certain of her photos, allegedly without her authorization, without paying her; asserting that the IRS had asserted claims against her arising out of an IRS Form 1099 issued by Wilhelmina with respect to payments she had not received; and seeking  an unspecified amount in compensatory damages and $1,000 in exemplary damages.   When the model informally brought the matter to its attention prior to commencing litigation, Wilhelmina acknowledged owing her compensation she had not received because of her change of address, and offered to pay her in full and reimburse her for related costs (although the exact amount has not been calculated, it is not a material amount).  Despite that fact, this action was thereafter commenced.  The parties have agreed to a settlement in principle with Forbes, subject to execution of settlement documents, by Wilhelmina’s payment of $15 to Forbes.

On October 24, 2013, a purported class action lawsuit brought by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), naming the Company’s subsidiaries Wilhelmina International, Ltd. and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment and are alleged to arise out of matters relating to those involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants.  Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.”  The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second Amended Complaint.  Plaintiffs’ Second Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment.  The Second Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of Wilhelmina and the other model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed.  The Second Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, the Company filed a motion to dismiss as to most of the claims in the Second Amended Complaint.  The motion to dismiss will be fully briefed by December 2015.  The Company believes the claims asserted in the Second Amended Complaint are without merit, and intends to continue to vigorously defend itself.

The lawsuit previously commenced by Sean Patterson, the former president of Wilhelmina International, Ltd., against the Company, Wilhelmina International, Ltd., and Mark Schwarz, previously reported, was settled pursuant to an agreement dated as of August 21, 2015, which includes a confidentiality provision regarding its terms.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

As of September 30, 2015, a number of the Company’s employees were covered by employment agreements that vary in length from one to three years. As of September 30, 2015, total compensation payable under the remaining contractual term of these agreements was approximately $4,037. In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore, subject to certain exceptions, as of September 30, 2015, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $3,184. During the three and nine months ended September 30, 2015, the Company paid $0 and $16 compensation cost in connection with certain non-compete and contractual arrangements of former employees, respectively. There were no such payments during 2014.

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

Note 8.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2014, the Company had federal income tax loss carryforwards of approximately $1,200, which begin expiring in 2019. A portion of the Company’s federal net operating loss carryforwards were utilized to offset federal taxable income generated during the three and nine months ended September 30, 2015. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

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

From 2012 through September 20, 2015, the Company has repurchased 679,271 shares of Common Stock at an average price of approximately $3.08 per share, for a total of approximately $2,090 under the foregoing stock repurchase program. During the nine months ended September 30, 2015, 76,353 shares were repurchased at an average price of $5.83 per share.

Note 10. Related Parties

As of September 30, 2015, Mark Schwarz, the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”) held the Chairman of the Board and Executive Chairman positions with the Company. NCM is the General Partner of Newcastle, which owns 2,430,726 shares of Common Stock. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 and $22.5 for the three and nine months ended September 30, 2015 and 2014. The Company owed NCM $7.5 as of September 30, 2015 and $0 as of September 30, 2014, under the services agreement.

The Company has an agreement with an unconsolidated affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $27.5 and $82.5 for the three nine months ended September 30, 2015 and 2014.

Note 11. Subsequent Event

On November 10, 2015, the Company executed and closed the Fourth Amendment to Credit Agreement (the “Fourth Credit Agreement Amendment”) with Amegy National Bank National Association (“Amegy”) effective October 24, 2015. The Fourth Credit Agreement Amendment includes a $7,000 facility under which there is an extension of the revolving line of credit along with a term loan.

Under the terms of the Fourth Credit Agreement, the total availability is $7,000 subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20,000 in the form of: (1) revolving credit facility of $4,000 (2) term loan of $3,000. The revolving line of credit is due on October 24, 2016 with interest paid monthly at prime plus 0.50%. The term loan is payable in 60 monthly installments as follows: interest only at 4.25% for the 12 months; followed by 47 equal monthly payments of principal and interest computed based on a 60 month amortization schedule; and a final payment of principal and interest due on October 24, 2019. The Company’s obligation to repay the loans is evidenced by promissory notes. The revolving facility contains the ability to issue up to $500 of standby letters of credit. Outstanding letters of credit reduce the Company’s availability under the facility.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2015 and 2014.  It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where the Company competes with other leading full service agencies, Wilhelmina competed successfully during the third quarter of 2015.

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

 Analysis of Consolidated Statements of Operations

(in thousands)	Three Months Ended			Nine Months Ended
	Sept 30	Sept 30	% Change	Sept 30	Sept 30	% Change
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014

Revenues	21,616	19,853	8.9%	64,105	57,517	11.5%
License fees and other income	216	100	116.0%	445	300	48.3%
TOTAL REVENUES	21,832	19,953	9.4%	64,550	57,817	11.6%
Model costs	15,402	14,185	8.6%	45,947	41,148	11.7%
REVENUES NET OF MODEL COSTS	6,430	5,768	11.5%	18,603	16,669	11.6%
GROSS PROFIT MARGIN	29.5%	28.9%		28.8%	28.8%
Salaries and service costs	3,691	3,336	10.6%	11,176	9,690	15.3%
Office and general expenses	1,182	1,188	(0.6%)	3,480	3,366	3.4%
Amortization and depreciation	112	114	(0.9%)	365	484	(24.6%)
Corporate overhead	174	305	(45.2%)	709	958	(26.0%)
OPERATING INCOME	1,271	825	54.1%	2,873	2,171	32.3%
OPERATING MARGIN	5.8%	4.1%		4.5%	3.8%
Foreign exchange loss	(21)	(34)	(38.2%)	(119)	(34)	250.0%
Interest income	-	2	(100.0%)	-	6	(100.0%)
Interest expense	-	-		-	(8)	(100.0%)
Equity Earnings (loss) in affiliate	(3)	(7)	(57.1%)	(18)	(22)	(18.2%)
INCOME BEFORE INCOME TAXES	1,247	786	58.7%	2,736	2,113	29.5%
Income taxes expense	(135)	(181)	(25.4%)	(486)	(372)	30.6%
Deferred tax benefits	(452)	(269)	68.0%	(837)	(682)	22.7%
Effective tax rate	(47.1%)	(57.3%)		(48.4%)	(49.9%)
NET INCOME	660	336	96.4%	1,413	1,059	33.4%

Revenues

Generally, the Company’s revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.

The increase in revenues for the three and nine months ended September 30, 2015 of 8.9% and 11.5% when compared to the three and nine months ended September 30, 2014 were driven by an expanded developed talent pool and our customers’ increased interest in booking the Company's talent. The Company’s expanded talent pool continues to be driven by an emphasis on scouting and relationships with mother agencies around the world.

All boards of the core modeling business experienced positive growth during the three months and nine months ended September 30, 2015 when compared to the corresponding period of the prior year.

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

 Gross profit margin as a percentage of revenue in the three and nine months ended September 30, 2015, when compared to the three and nine months ended September 30, 2014, remained relatively unchanged. All of the components of gross margin increased proportionally with the increase in revenue.

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

During the three and nine months ended September 30, 2015, office and general expenses decreased by 0.6% and increased by 3.4%, when compared to the three and nine months ended September 30, 2014 respectively. When removing the London Office and General Expenses, the 2015 over 2014 decreased by 2.6% and increased by 1.6% for the three and nine months reflecting managements’ effort to control over expenses during a period of Company growth.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles.  During the three and nine months ended September 30, 2015, depreciation and amortization expense totaled $112 and $365 (of which $47 and $182 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition), compared to $114 and $484 of depreciation and amortization expense during the three and nine months ended September 30, 2014 (of which $44 and $289 relates to amortization of intangibles acquired in connection with the Wilhelmina Acquisition).  Certain intangible assets were fully amortized as of Aug 31, 2015, therefore amortization expense decreased from $68 to $47, decrease of 29.8% from second quarter to third quarter for the three months ended September 30, 2015.

Fixed asset purchases (mostly related to technology) totaled approximately $612 and $389 during the nine months ended September 30, 2015 and September 30, 2014, respectively.

Corporate Overhead

Corporate overhead expenses include public company costs, director and executive officer compensation, directors’ and officers’ insurance, legal, audit and professional fees, corporate office rent and travel.  The decline in corporate overhead of 43.0% and 26.0% for the three and nine months ended September 30, 2015, when compared to the three and nine months ended September 30, 2014 reflects a general decline in corporate salaries as well as public company costs.

Operating Margin

Operating margins improved for the three and nine months ended September 30, 2015 to 5.9% and 4.5% from 4.1% and 3.8% when compared to the corresponding periods of the prior year due to a decline in operating costs relative to revenues for the three an d nine months ended September 30, 2015 to 23.6% and 24.4% from 24.8% and 25.1%. The resulting operating income for the three and nine months ended September 30, 2015 increased by 54.9% and 32.3% from the corresponding periods of the prior year.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three and nine months ended September 30, 2015 and September 30, 2014.

Foreign Exchange

The Company realized $21and $119 (including $14 from the acquisition of London) of foreign currency exchange loss during the three and nine months ended September 30, 2015. Fluctuations in currencies from Latin America and the Euro caused $21 and $105 of the loss.

Interest Expense

There was no interest expense for the three and nine months ended September 30, 2015, compared to a small interest expense the three and nine months ended September 30, 2014, both associated with a decline in the average borrowings under the Third Credit Agreement Amendment to zero.

Income Taxes

Generally, the Company’s combined effective tax rate is high because it operates in states that have high income tax rates.  As of December 31, 2014, the Company has a federal income tax loss carryforward of $1,239, which begins expiring in 2025.  The Company anticipates the remaining net operating loss will be used in 2015.  The Company also operates in international jurisdictions.  Accordingly, the Company pays tax in those international jurisdictions, creating foreign tax credits which are used to offset federal income taxes payable.

Liquidity and Capital Resources

The Company’s cash balance decreased to $2,102 at September 30, 2015, from $5,869 at December 31, 2014. For the nine months ended September 30, 2015, cash balances decreased as a result of cash flows used by operations of approximately $2,338, investing activities used $978, including $282 to purchase the stock of Wilhelmina London and approximately $696 of capital expenditures. Cash flows from operating activities include the use of cash due to an increase in accounts receivables as well as a decrease in accounts payable and accrued expenses. The increase in accounts receivable is driven by increased revenues and an increase in the average number of days it takes to collect from its customers. The Company has increased its collection resources and is actively working to improve the average collection days. The increase in revenues usually negatively impact cash flows as typically, the collection of customer receivables averages greater than 60 days, while the Company incurs significant operating expenses with shorter payment terms.

Amegy Credit Agreement

On November 10, 2015, the Company executed and closed the Fourth Amendment to Credit Agreement (the “Fourth Credit Agreement Amendment”) with Amegy National Bank National Association (“Amegy”) effective October 24, 2015. The Fourth Credit Agreement Amendment includes a $7,000 facility under which there is an extension of the revolving line of credit along with a term loan.

Under the terms of the Fourth Credit Agreement, the total availability is $7,000 subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20,000 in the form of: (1) revolving credit facility of $4,000 (2) term loan of $3,000. The revolving line of credit is due on October 24, 2016 with interest paid monthly at prime plus 0.50%. The term loan is payable in 60 monthly payments, interest only at 4.25% for the 12 months followed by 47 equal monthly payments of principal and interest computed based on a 60 month amortization schedule and a final payment of principal and interest due on October 24, 2019. The Company’s obligation to repay the loans is evidenced by promissory notes. The revolving facility contains the ability to issue up to $500 of standby letters of credit. Outstanding letters of credit reduce the Company’s availability under the facility.

As of November 16, 2015, the Company had no outstanding borrowings under the revolving credit facility.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continually assesses the need for a tax valuation allowance based on all available information.  As of September 30, 2015, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

On :

In July 2015, an action was commenced in New York State Supreme Court (New York County) against Wilhelmina Models, Inc. by a model previously under contract to Wilhelmina, Kimberly Forbes, claiming  that Wilhelmina had authorized the re-use of certain of her photos, allegedly without her authorization, without paying her; asserting that the IRS had asserted claims against her arising out of an IRS Form 1099 issued by Wilhelmina with respect to payments she had not received; and seeking  an unspecified amount in compensatory damages and $1,000,000 in exemplary damages.   When the model informally brought the matter to its attention prior to commencing litigation, Wilhelmina acknowledged owing her compensation she had not received because of her change of address, and offered to pay her in full and reimburse her for related costs (although the exact amount has not been calculated, it is not a material amount).  Despite that fact, this action was thereafter commenced.  The parties have agreed to a settlement in principle with Forbes, subject to execution of settlement documents, by Wilhelmina’s payment of $15,000 to Forbes.

Shanklin:

On October 24, 2013, a purported class action lawsuit brought by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), naming the Company’s subsidiaries Wilhelmina International, Ltd. and Wilhelmina Models, Inc. (the “Wilhelmina Subsidiary Parties”), was initiated in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in the prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment and are alleged to arise out of matters relating to those involved in the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers.  On January 6, 2014, the Wilhelmina Subsidiary Parties moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants.  Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.”  The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second Amended Complaint.  Plaintiffs’ Second Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment.  The Second Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of Wilhelmina and the other model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed.  The Second Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, the Company filed a motion to dismiss as to most of the claims in the Second Amended Complaint.  The motion to dismiss will be fully briefed by December 2015.  The Company believes the claims asserted in the Second Amended Complaint are without merit, and intends to continue to vigorously defend itself.

Patterson:

The lawsuit previously commenced by Sean Patterson, the former president of Wilhelmina International, Ltd., against the Company, Wilhelmina International, Ltd., and Mark Schwarz, previously reported, was settled pursuant to an agreement dated as of August 21, 2015, which includes a confidentiality provision regarding its terms.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Mine Safety Disclosures.

Not applicable.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
10.32	Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.*
10.33	Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.*
10.34	Term Loan Promissory Note, dated November, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.*
10.35	Third Amended to Pledge and Security Agreement, dated November, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.*
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 16, 2015	By:	/s/ David S. Chaiken
	Name:	David S. Chaiken
	Title:	Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.32	Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.*
10.33	Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.*
10.34	Term Loan Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.*
10.35	Third Amended to Pledge and Security Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.*
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

________________

* Filed herewith

