Form 10-K
period 2015-12-31
Wilhelmina International, Inc.
filed 2016-03-29
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________

Commission File Number 001-36589

_______________

WILHELMINA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2781950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 Crescent Court, Suite 1400, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 661-7488

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 Par Value	Nasdaq Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [x] No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,391,792.

As of March 29, 2016, the registrant had 5,781,676 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

2

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2015

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relating to Wilhelmina International, Inc. (together with its subsidiaries the “Company” or “Wilhelmina”) are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.  Such forward-looking statements include, in particular, projections about the Company’s future results, statements about its plans, strategies, business prospects, changes and trends in its business and the markets in which it operates. Additionally, statements concerning future matters such as gross billing levels, revenue levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or the Company’s future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of its business or its industry to be materially different from those expressed or implied by any forward-looking statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

 PART I

ITEM 1.      BUSINESS

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, London, and Chile as well as a network of licensees in various local markets in the U.S. and several international markets.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies. The Company was incorporated in the State of Delaware in 1996.

 Organization and Operating Divisions

The Company acquired the predecessor companies constituting its current primary business in 2008. The Company conducts its business through operating divisions and subsidiaries engaged in fashion model management and other complementary businesses. These business activities are focused on the following key areas:

•	Fashion model management

•	Hair & make-up artist representation

•	Celebrity management

•	Licensing and branding associations (including contests, consumer products, events and television)

Fashion Model Management

Wilhelmina is focused on providing fashion modeling and talent product-endorsement services to clients such as advertising agencies, branded consumer goods companies, fashion designers, magazine publications, retailers, department stores, product catalogs and Internet sites.

The fashion model management industry can be divided into many subcategories, including advertising campaigns as well as catalog/e-commerce, runway, showroom and editorial work.  Advertising work involves modeling for advertisements featuring consumer products such as cosmetics, clothing and other items, to be placed in magazines and newspapers, on billboards and with other types of media.  Catalog and e-commerce work involves modeling of products to be sold through promotional catalogs and Internet commerce sites.  Runway work involves modeling at fashion shows, which primarily take place in Paris, Milan, London and New York City.  Showroom work involves on-site modeling of products at client showrooms and other events and production “fit” work whereby a model serves as the sizing model for apparel items. Editorial work involves modeling for the cover and editorial sections of magazines.

Clients pay for talent to appear in photo shoots for magazine features, print advertising, direct mail marketing, product catalogs and Internet sites, as well as to appear in runway shows to present new designer collections, fit modeling, and on-location presentations and events.  In addition, talent may also appear in film and television commercials. Wilhelmina develops and diversifies its talent portfolio through a combination of ongoing local, regional or international scouting and talent-search efforts to source new talent, and cooperates with other agencies that represent talent.

Within its fashion model management business, Wilhelmina has two primary sources of service revenue:  (i) commissions paid by models as a percentage of their gross earnings; and (ii) service charges paid by clients in addition to booking fees, calculated as a percentage of the models’ booking fees.  Wilhelmina believes that its commission rates and service charges are comparable to those of its principal competitors.

Wilhelmina’s fashion model management operations are organized into divisions called “boards,” each of which specializes by the type of models it represents.  Wilhelmina’s boards are generally described in the table below.

Board Name	Location	Target Market
Women	NYC, LA, Miami, London, Chile	High-end female fashion models
Men	NYC, LA, Miami, London	High-end male fashion models
Direct	NYC, LA, Miami	Established/commercial male/female fashion models
Curve	NYC	Full-figured female fashion models
Runway	NYC	Live modeling and designer fit clothing modeling
Fitness	NYC, LA	Athletic models
Kids*	NYC	Child models

____________

*	Through partial ownership of Wilhelmina Kids & Creative Management LLC.

Each major board is headed by a director who manages the agents assigned to the board.  The agents of each board act both as bookers (including promoting models, negotiating fees and contracting work) and as talent scouts/managers (including providing models with career and development guidance and helping them better market themselves).  Although agents individually develop professional relationships with models, models are represented by a board collectively, and not by a specific agent.  Wilhelmina’s organization into boards thereby enables Wilhelmina to provide clients with services tailored to their particular needs, to allow models to benefit from agents’ specialized experience in their particular markets, and to limit Wilhelmina’s dependency on any specialty market or agent.

Most senior agents are employed pursuant to employment agreements that include noncompetition provisions such as a prohibition from working with Wilhelmina’s models and clients for a certain period of time after the end of the agent’s employment with Wilhelmina. Wilhelmina typically signs its models to three-year exclusive contracts, which it actively enforces.

The LW1 division, based in Los Angeles, offers models the opportunity to be showcased on television and film through its membership in the Screen Actors Guild. Wilhelmina also owns a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC, a New York City-based modeling agency that specializes in representing child models, from newborns to children 14 years of age. Wilhelmina Chile SPA (“Chile”), a wholly owned subsidiary of Wilhelmina International, Inc., was organized in 2013 in order to better serve the Company’s clients in Latin America.

Wilhelmina London Limited (“London”), a wholly owned subsidiary of Wilhelmina International, Inc., was acquired in January 2015. The London subsidiary establishes a footprint for the Company in Western Europe, provides a base of operations to service the Company’s European clients, and serves as a new talent development office for European models and artists. In November 2015, the Company added a London Men’s board to increase the presence of the Wilhelmina brand in Europe.

Hair & Make-up Artist Representation

The Company has a division to represent artists in the hair, makeup, photography, and stylist arenas. These artists work on projects across the globe for well-known companies in the media, advertising, retail, pharmaceutical and music industries. In addition, their work appears in top magazines and on the runways of major fashion houses.

Celebrity Management

Wilhelmina Artist Management, LLC (“WAM”) is a wholly-owned talent management company that seeks to secure endorsement and spokesperson work for celebrities from the worlds of sports, music and entertainment.  WAM has two primary sources of revenue: (i) commissions paid by talent as a percentage of their gross earnings; and (ii) royalties or a service charge paid by clients.

Licensing & Branding Associations

Wilhelmina Licensing LLC is a wholly-owned subsidiary that collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name.  Third-party licensees include several leading fashion model agencies in local markets across the U.S. as well as agencies in Thailand, Dubai, Vancouver and Tokyo. A consumer products license for fragrance and cosmetics is also in effect. The film and television business consists of occasional television syndication royalties and production series contracts. Also, from time to time, the Company conducts model search contests and other events in an effort to expand the Wilhelmina brand and recruit talent.

Competition

The fashion model management business is highly competitive.  New York City, Los Angeles and Miami, as well as London, Paris, Milan and Sao Paulo, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City.  Wilhelmina’s principal competitors include other large fashion model management businesses in the U.S., including IMG Models, Elite Model Management, Ford Models, Inc., DNA Model Management, NEXT Model Management and Marilyn Model Agency. However, Wilhelmina is the only publicly-owned fashion talent management company in the world.

Competition also includes foreign agencies and smaller U.S. agencies in local markets that recruit local talent and cater to local market needs.  Several of the larger fashion talent firms operate offices in multiple cities and countries or have chosen to partner with local or foreign agencies.

The Company believes that its sources of revenue (mainly generated from commissions and service charges) are comparable to those of its principal competitors.  Therefore, for the Company to obtain a competitive advantage, it must develop and maintain a deep pool of talent and deliver high quality service to its clients.  The Company believes that through its scouting efforts, search contests, licensing network, advertising and television shows, it is able to recruit a deeper pool of talent relative to its competitors.  These recruitment tools, coupled with the broad range of fashion boards available to the Company’s talent, enable the Company to develop talent and generate a broader range of revenues relative to its principal competitors.  While a broad range of talent and boards provides a certain level of stability to the business, certain talent may be more inclined to work with a boutique agency that may appear to tailor more specifically to their needs.

Also, over the past 49 years, Wilhelmina and its predecessors have created long standing client relationships and a number of business activities related to the fashion model management business that provide exposure to diverse markets and demographics.  The Company has also developed a professional workforce with years of talent management experience.

Clients and Customers

As of December 31, 2015, Wilhelmina represented a roster of over 2,000 active models and talent.  Wilhelmina’s active models include Janis Ancens, Keilani Asmus, Clark Bockelman, Cindy Bruna, Armando Cabral, Elisabeth Erm, Bastian Van Gaalen, Rayla Guimaraes Jacunda, Soo Joo, Danielle Knudson, RJ King, Claudio Moreira, Nathan Owens, Alexandra Richards, Ava Smith, Kirsten Shiells, and Marlon Teixiera. Wilhelmina’s celebrity talent include Nyle Dimarco, Nick Jonas, Karruche, Machine Gun Kelly, Demi Lovato, Shawn Mendes and Sydney Sierota.

Wilhelmina serves approximately 3,800 external clients.  Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 2% of overall gross revenues.  The top 100 clients of Wilhelmina together accounted for approximately 48% of overall gross revenues during 2015.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina believes it competed successfully in 2015.

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) exceeding approximately $175 billion in recent years, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness and consideration among advertisers and potential talent;

•	expand the Wilhelmina’s network through strategic geographic market development;

•	expand the women’s high end fashion board;

•	expand celebrity representation;

•	expand the network of licensee agencies;

and

•	promote model search contests, and events and partnering on media projects (television, film, books, etc.).

Due to the increasing ubiquity of the Internet as a standard business tool, the Company has increasingly sought to harness the opportunities of the Internet and other digital media to improve its communications with clients and to facilitate the effective exchange of fashion model and talent information.  The Company continues to make significant investments in technology (including developing in-house art and social media departments) in pursuit of gains in efficiency and better communications with clients.  At the same time, the Internet presents challenges for the Company, including (i) the cannibalization of traditional print media businesses, and (ii) pricing pressures with respect to digital media photo shoots and client engagements.

In January 2015, the Company purchased 100% of the outstanding shares of Union Models Management Ltd. in London England and renamed it Wilhelmina London Limited. The London subsidiary establishes a footprint for the Company in Western Europe, provides a base of operations to service the Company’s European clients, and serves as a new talent development office for European models and artists.

EMPLOYEES

As of December 31, 2015, the Company had 118 employees, 73 of whom were located in New York City, 16 of whom were located at Wilhelmina’s Miami, Florida office, 11 of whom were located at Wilhelmina’s Los Angeles, California office, 11 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas, Texas.

TRADEMARKS AND LICENSING

The “Wilhelmina” brand is essential to the success and competitive position of the Company.  Wilhelmina’s trademark is vital to the licensing business because licensees pay for the right to use the trademark.  The Company has invested significant resources in the “Wilhelmina” brands in order to obtain the public recognition that these brands currently enjoy. Wilhelmina relies upon domestic and international trademark laws, license agreements and nondisclosure agreements to protect the “Wilhelmina” brand name used in its business.  Trademarks registered in the U.S. have a duration of ten years and are generally subject to an indefinite number of renewals for a like period on appropriate application.

ITEM 1A.        RISK FACTORS

Not applicable to smaller reporting company.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	3,605	July 31, 2021
Office for Florida based operations – Miami, FL	2,100	October 1, 2017
Office for London-based operations – London, UK	995	July 19, 2020
Three model apartments – New York, NY	6,000	2015-2016
Three model apartments – Los Angeles, CA	6,000	2015-2016
Five model apartments – Miami, FL	4,000	2015-2016

The Company believes there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs the Company may have as a result of future expansion.

ITEM 3.          LEGAL PROCEEDINGS

On October 24, 2013, a purported class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers.  On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants.  Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.”  The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second Amended Complaint.  Plaintiffs’ Second Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment.  The Second Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed.  The Second Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the claims in the Second Amended Complaint.  The motion to dismiss has been fully briefed, and the Court has scheduled a hearing on the motion to dismiss for April 2016.  The Company believes the claims asserted in the Second Amended Complaint are without merit, and intends to continue to vigorously defend the action.

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

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s $0.01 par value common stock (the “Common Stock”) has traded on the Nasdaq Capital Market under the symbol “WHLM” since September, 2014. Previously, the Common Stock was quoted in the over-the-counter market on the OTC Bulletin Board (“OTCBB”).

On July 11, 2014, the Company filed a certificate of amendment to its restated certificate of incorporation which effected a one-for-twenty reverse split of the Common Stock pursuant to previous authorization of the Company’s board of directors and stockholders. Fractional shares resulting from the reverse stock split were cancelled and stockholders otherwise entitled to a fractional share received a cash payment in lieu thereof. As a result of the reverse stock split, the Company’s authorized shares of Common Stock were proportionally reduced from 250,000,000 shares to 12,500,000 shares. The rights and privileges of the holders of the Common Stock were unaffected by the reverse stock split.

Trading of the Common Stock on a split-adjusted basis began at the opening of trading on July 14, 2014. The following table shows the high and low sales prices of the Common Stock on a split-adjusted basis for each calendar quarter of 2014 and 2015.

	High	Low
Year Ended December 31, 2014:
1st Quarter	$6.60	$4.40
2nd Quarter	$6.00	$4.60
3rd Quarter	$7.00	$4.60
4th Quarter	$6.40	$4.53

Year Ended December 31, 2015:
1st Quarter	$6.00	$4.90
2nd Quarter	$5.85	$5.05
3rd Quarter	$6.40	$5.35
4th Quarter	$7.63	$6.00

Shareholder Rights Plan

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

The Company’s Board of Directors adopted the Rights Plan to protect shareholder value by protecting the Company’s ability to realize the benefits of its net operating loss carryforwards (“NOLs”). In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval of the Company’s Board of Directors. Shareholders that own 5% or more of the outstanding Common Stock as of the close of business on the Record Date (as defined in the Rights Agreement) may acquire up to an additional 1% of the outstanding Common Stock without penalty so long as they maintain their ownership above the 5% level (such increase subject to downward adjustment by the Company’s Board of Directors if it determines that such increase will endanger the availability of the Company’s NOLs). In addition, the Company’s Board of Directors has exempted Newcastle Partners, L.P. (“Newcastle”), the Company’s largest shareholder from the penalties of the Rights Plan, and may exempt any person or group that owns 5% or more if the Board of Directors determines that the person’s or group’s ownership will not endanger the availability of the Company’s NOLs. Absent an exemption, a person or group that acquires a percentage of Common Stock in excess of the applicable threshold is called an “Acquiring Person”. Any Rights held by an Acquiring Person are void and may not be exercised. The Company’s Board of Directors authorized the issuance of one Right per each share of Common Stock outstanding on the Record Date. If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 (the “Preferred Stock”), for a purchase price of $10.00. Each fractional share of Preferred Stock would give the shareholder approximately the same dividend, voting and liquidation rights as one share of Common Stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	310,000	$4.01	490,000
Equity compensation plans not approved by security holders	-	-	-
Total	310,000		490,000

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Issuer Repurchases

The following table provides information regarding purchases of the Common Stock by the Company during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2015	3,339	$6.02	682,510	317,490
November 1 – November 30, 2015	-	-	682,510	317,490
December 1 – December 31, 2015	1,144	$6.78	683,654	316,346
Total	4,483	$6.21

(1)       During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding Common Stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of Common Stock. The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and may be modified or suspended at any time at the Company’s discretion.

Shareholders

As of March 29, 2016, there were 5,781,676 shares of Common Stock outstanding, held by 448 holders of record.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock during the past two completed fiscal years.  The Board of Directors of the Company expects to continue this policy for the foreseeable future in order to retain cash for the continued expansion of the Company’s business. The Company’s Credit Agreement with Amegy Bank contains a covenant which could limit its ability to pay dividends on the Common Stock.

ITEM 6.             SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2015 and 2014.  You should read this section in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

OVERVIEW

The Company’s primary business is fashion model management and complementary business activities. The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by Internet, print and television advertising campaigns for consumer goods and retail clients. Wilhelmina believes it has strong brand recognition which enables it to attract and retain top agents and talent to service a broad universe of clients. In order to take advantage of these opportunities and support its continued growth, the Company will need to continue to successfully allocate resources and staffing in a way that enhances its ability to respond to new opportunities. The Company continues to focus on tightly managing costs, recruiting top agents when available, and scouting and developing new talent.

Although Wilhelmina has a large and diverse client base, it is not immune to global economic conditions. The Company closely monitors economic conditions, client spending, and other industry factors and continually evaluates opportunities to increase the market share of its existing boards and further expand its geographic reach.  There can be no assurance as to the effects on Wilhelmina of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

The key financial indicators that the Company reviews to monitor its business are revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different boards, by geographic locations and by significant clients.  Wilhelmina has three primary sources of revenue: (i) revenues from principal relationships where the gross amount billed to the client is recorded as revenue when the revenues are earned and collectability is reasonably assured; (ii) service revenues from agent relationships whereby the commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and (iii) separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See Critical Accounting Policies - Revenue Recognition.

Because Wilhelmina provides professional services, salary and service costs represent the largest component of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) costs to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations

(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014	Percent Change 2015 vs 2014
Service revenues	83,309	76,414	9.0%
License fees and other income	491	396	24.0%
TOTAL REVENUES	83,800	76,810	9.1%
Model costs	59,896	54,780	9.3%
REVENUES NET OF MODEL COSTS	23,904	22,030	8.5%
GROSS PROFIT MARGIN	28.5%	28.7%
Salaries and service costs	15,150	13,035	16.2%
Office and general expenses	4,976	4,645	7.1%
Amortization and depreciation	474	603	-21.4%
Corporate overhead	909	1,212	-25.0%
OPERATING INCOME	2,395	2,535	-5.5%
OPERATING MARGIN	2.9%	3.3%
Foreign exchange loss	(118)	(42)	181.0%
Gain on revaluation of contingent consideration	104	-	100.0%
Interest income	-	6	-100.0%
Interest expense	-	(8)	-100.0%
Loss from unconsolidated affiliate	(40)	(42)	-4.8%
INCOME BEFORE INCOME TAXES	2,341	2,449	-4.4%
Current income tax (expense)	(208)	(530)	-60.8%
Deferred tax benefit (expense)	(626)	(718)	-12.8%
Effective tax rate	35.6%	52.8%
NET INCOME	1,507	1,201	25.5%

Service Revenues

The increase in service revenues for the year ended December 31, 2015 was driven by the London subsidiary of $2.5 million and growth in the Company’s existing model management boards of $4.4 million. The Company’s expanded talent pool and its clients’ increased interest in booking the Company’s talent contributed to the increase in service revenues from its existing model management boards. The Company’s expanded talent pool continues to be driven by an emphasis on scouting and relationships with other agencies around the world.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate, franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various model search services provided by the Company. The 24% increase in 2015 over 2014 primarily reflects an increase in model search fees partially offset by a decline in license fees from the prior year directly associated with a reduction in the number of licensed affiliates.

Gross Profit Margin

Gross profit margins as a percentage of revenue for the year ended December 31, 2015, when compared to the year ended December 31, 2014 was relatively unchanged. The inclusion of the London operations increased the gross profit margin slightly, which was offset by modest increases in the costs of sales in other areas of the Company.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E costs required to deliver the Company’s services to its clients and talent. The following factors contributed to the increases in salaries and service costs when comparing the year ended December 31, 2015 to the year ended December 31, 2014:

•	The inclusion of the London operations, which had elevated salary and service cost as a percentage of revenues as a result of the hiring of additional agents throughout the year to further develop the Company’s presence in the London market;

•	The hiring of additional key personnel, such as talent agents and scouts, to execute the Company’s growth strategies; and

•	An increase in T&E costs in connection with delivering services to clients and models as well as increased international travel associated with the London subsidiary and scouting activities.

The amount of salaries and service costs as a percentage of revenue increased to 18.1% for the year ended December 31, 2015 as compared to 17.0%, for the year ended December 31, 2014.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the year ended December 31, 2015, office and general expenses increased, when compared to the year ended December 31, 2014, primarily as a result of the inclusion of the office and general expenses related to the London operation. Excluding the impact of the London acquisition, office and general expenses declined slightly due to a decline in professional fees partially offset by a charge for bad debt expense in large part associated with the licensing business.

The amount of office and general expenses as a percentage of revenue for the year ended December 31, 2015 decreased slightly to 5.9% from 6.0% for the year ended December 31, 2014.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and intangibles.  During the year ended December 31, 2015, amortization and depreciation expense totaled $0.5 million, of which $0.2 million related to amortization of intangibles acquired in connection with the acquisition of the operating companies and divisions that currently conduct the Company’s fashion model management business, as compared to $0.6 million of amortization and depreciation expense during the year ended December 31, 2014, of which $0.3 million related to amortization of such intangibles.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel.  Corporate overhead decreased for the year ended December 31, 2015, when compared to the year ended December 31, 2014, primarily due to a decline in corporate salaries.

Operating Margin

Operating margins declined for the year ended December 31, 2015 to 2.9%, when compared to the year ended December 31, 2014 of 3.3%, primarily as a result of an increase in salaries and service costs as a percentage of revenue and costs related to the London subsidiary, partially offset by a decrease in amortization expense associated with the completion of amortization on certain intangible assets and a decrease in corporate overhead costs.

Foreign Exchange

The Company realized a loss on foreign currency of $0.1 million for the year ended December 31, 2015 as compared to $42 thousand for the year ended December 31, 2014. In 2015, the loss was primarily associated with fluctuations in Latin American currencies and the Euro.

Gain on Revaluation of Contingent Consideration

In connection with the London acquisition, the Company recorded contingent consideration of $0.2 million. The payment of this consideration is based upon London achieving certain benchmarks for the years ending 2015 and 2016. The discounted contingent consideration recorded at acquisition was reduced by $0.1 million since London did not achieve the 2015 benchmark.

Interest Expense

The decrease in interest expense for the year ended December 31, 2015, when compared to the year ended December 31, 2014, is the result of a decrease in average borrowings.

Loss from unconsolidated affiliate

Wilhelmina also owns a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC (“Kids”), a New York City-based modeling agency that specializes in representing child models, from newborns to children 14 years of age. The Company incurred a loss that is reflective of the pro rata ownership interest in Kids for the years ended December 31, 2015 and 2014.

Income Taxes

Generally, the Company’s combined effective tax rate is high because it operates in states that have high income tax rates. The Company fully utilized its federal income tax loss carryforward of $1.2 million in 2015. The Company also operates and pays taxes in international jurisdictions.

Liquidity and Capital Resources

The Company’s cash balance decreased to $4.6 million at December 31, 2015 from $5.9 million at December 31, 2014. For the year ended December 31, 2015, cash balances decreased primarily as a result of investing activities and the purchase of treasury stock partially offset by cash provided by operating activities.

Cash was utilized during the year ended December 31, 2015 to purchase Wilhelmina London for $0.3 million, net of cash acquired, invest $1.0 million in property and equipment, and repurchase $0.5 million of shares of the Company’s common stock. Most of the fixed assets purchased during the year ended December 31, 2015 related to the cost of upgrading the Company’s accounting and reporting software, which is expected to be complete during 2016.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

Amegy Bank Credit Agreement

On November 10, 2015, the Company executed and closed the Fourth Amendment to Credit Agreement (the “Fourth Credit Agreement Amendment”) with Amegy National Bank National Association (“Amegy”) effective October 24, 2015. The Fourth Credit Agreement Amendment includes a $7.0 million facility under which there is an extension of the $4.0 million revolving line of credit along with a $3.0 million term loan.

Under the terms of the Fourth Credit Agreement, the total availability of $7.0 million is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit is due on October 24, 2016 with interest paid monthly at prime plus 0.50%. The term loan, which is currently undrawn, would be payable in 60 monthly payments, interest only at 4.25% until November 2016 followed by 47 equal monthly payments of principal and interest computed based on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2019. The revolving facility contains the ability to issue up to $0.5 million of standby letters of credit. Outstanding letters of credit reduce the Company’s availability under the facility.

As of December 31, 2015, the Company had no outstanding borrowings under the revolving credit facility or the term loan.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

Not applicable to smaller reporting company.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report at the pages indicated.

MONTGOMERY COSCIA GREILICH LLP

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Wilhelmina International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilhelmina International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich, LLP

Plano, TX

March 29, 2016

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except share data)

ASSETS
	2015	2014
Current assets:
Cash and cash equivalents	$4,556	$5,869
Accounts receivable, net of allowance for doubtful accounts of $1,041 and $679	13,184	12,482
Deferred tax asset	1,358	1,986
Prepaid expenses and other current assets	191	252
Total current assets	19,289	20,589

Property and equipment, net of accumulated depreciation of $1,026 and $762	2,111	1,333

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,431 and $8,222	306	115
Goodwill	13,192	12,563
Other assets	405	136

Total assets	$43,770	$43,203

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,772	$4,310
Due to models	9,745	10,011
Total current liabilities	13,517	14,321

Long term liabilities
Contingent consideration payable	67	-
Deferred income tax liability	2,407	2,332
Total long-term liabilities	2,474	2,332

Total liabilities	15,991	16,653

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 6,472,038 shares issued at December 31, 2015 and 2014	65	65
Treasury stock 683,654 and 602,818 shares in 2015 and 2014, at cost	(2,118)	(1,643)
Additional paid-in capital	86,987	86,778
Accumulated deficit	(57,143)	(58,650)
Accumulated other comprehensive income	(12)	-
Total shareholders’ equity	27,779	26,550

Total liabilities and shareholders’ equity	$43,770	$43,203

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31,

(In thousands, except per share data)

	2015	2014
Revenues
Service revenues	$83,309	$76,414
License fees and other income	491	396
Total revenues	83,800	76,810

Model costs	59,896	54,780

Revenues net of model costs	23,904	22,030

Operating expenses
Salaries and service costs	15,150	13,035
Office and general expenses	4,976	4,645
Amortization and depreciation	474	603
Corporate overhead	909	1,212
Total operating expenses	21,509	19,495
Operating income	2,395	2,535

Other income (expense):
Foreign exchange loss	(118)	(42)
Loss from unconsolidated affiliate	(40)	(42)
Gain on revaluation of contingent consideration payable	104
Interest income	-	6
Interest expense		(8)
Total other income (expense)	(54)	(86)

Income before provision for income taxes	2,341	2,449

Provision for income taxes: (expense) benefit
Current	(208)	(530)
Deferred	(626)	(718)
	(834)	(1,248)

Net income	$1,507	$1,201

Other comprehensive loss, net of tax:
Foreign currency translation loss	(12)	-
Total other comprehensive loss	(12)	-
Total comprehensive income	$1,495	$1,201

Basic income per common share	$0.26	$0.20
Diluted income per common share	$0.25	$0.20

Weighted average common shares outstanding-basic	5,852	5,869
Weighted average common shares outstanding-diluted	5,955	5,872

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accum- lated Deficit	Accum- ulated other compre- hensive loss	Total
Balances at December 31, 2013	6,472	$65	(602)	$(1,637)	$86,589	$(59,851)	$-	$25,166
Share based payment expense	-	-	-	-	189	-	-	189
Net income common shareholders	-	-	-	-	-	1,201	-	1,201
Purchase of Treasury Stock	-	-	(1)	(6)	-		-	(6)
Balances at December 31, 2014	6,472	65	(603)	(1,643)	86,778	(58,650)	-	26,550
Share based payment expense	-	-	-	-	209	-	-	209
Net income common shareholders	-	-	-	-	-	1,507	-	1,507
Purchase of treasury stock	-	-	(81)	(475)	-	-	-	(475)
Foreign currency translation	-	-	-	-	-	-	(12)	(12)
Balances at December 31, 2015	6,472	$65	(684)	$(2,118)	$86,987	$(57,143)	$(12)	$27,779

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(In thousands)

	2015	2014

Cash flows from operating activities:
Net income	$1,507	$1,201
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	474	603
Share based payment expense	209	189
Gain on revaluation of contingent consideration payable	104	-
Bad debts expense	172	-
Deferred income taxes	626	718
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(519)	(1,155)
(Increase) decrease in prepaid expenses and other current assets	(198)	209
(Decrease) increase in due to models	(777)	1,342
(Decrease) increase in accounts payable and accrued liabilities	(906)	1,341
Net cash provided by operating activities	484	4,448

Cash flows from investing activities:
Purchases of property and equipment	(1,028)	(771)
Purchase of Wilhelmina London, net	(282)	-
Proceeds from sale of restricted certificate of deposit	-	222
Net cash used in investing activities	(1,310)	(549)

Cash flows from financing activities
Repayment of Amegy line of credit	-	(800)
Purchases of treasury stock	(475)	(6)
Net cash used in financing activities	(475)	(806)

Foreign currency effect on cash flow	(12)	-

Net (decrease) increase in cash and cash equivalents	(1,313)	3,093
Cash and cash equivalents, beginning of period	5,869	2,776
Cash and cash equivalents, end of period	$4,556	$5,869

Non-cash investing and financing activities:
Issuance of contingent consideration to seller	$171	$-

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$8
Cash paid for income taxes	$284	$298

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(in thousands except share data)

Note 1.  Business Activity

Overview

The primary business of Wilhelmina International, Inc. (together with its subsidiaries "Wilhelmina" or the "Company") is fashion model management. These business operations are headquartered in New York City.  The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world.  Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, London and Chile, as well as a network of licensees in various local markets in the U.S. and several international markets.  Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies.

Reverse Stock Split

On July 11, 2014, the Company effected a one-for-twenty reverse split of its outstanding Common Stock. The Company has retroactively adjusted all share information to reflect the reverse stock split in the accompanying consolidated financial statements and notes.

Business Acquisition

On January 5, 2015, the Company purchased 100% of the outstanding shares of Union Models Management Ltd. in London and renamed it Wilhelmina London Limited (“London”). The strategic acquisition of London establishes a footprint for the Company in Western Europe. It also serves as a base of operations to service the Company’s European clients and as a new talent development office for European models and artists.

The purchase price of $1,321 includes $171 of discounted value of contingent consideration assuming London achieves certain performance benchmarks during the post-closing period. These amounts are due to the former seller in the post-closing period subject to achieving these performance benchmarks. The purchase price net of cash acquired was $453, of which $282 was paid at the time of the closing. The Company reduced the contingent consideration to $67 since London did not achieve the initial benchmark at December 31, 2015. The resulting gain on revaluation is included in other income. The remaining contingent consideration payable is due on February 4, 2017, if London achieves its performance benchmark for the year ending December 31, 2016.

Under the purchase method of accounting, the purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on the fair value of the assets and liabilities of London in accordance with ASC 805. The intangible assets acquired included intangible assets with finite lives, such as customer relationships and talent relationships, which are being amortized on a straight line basis over their estimated useful lives ranging from two to eight years. The remaining acquired intangible assets were allocated to non-amortizable goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of completion of the London transaction.

(in thousands)
Fair value of operating assets acquired:
Cash	$868
Accounts receivable	355
Other current assets	10
Equipment	15
Total operating assets acquired	1,248
Fair value of intangible assets acquired:
Other intangible assets with finite lives	400
Goodwill, not tax deductible	629
Total intangible assets acquired	1,029
Total assets acquired	2,277
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	360
Due to models	511
Indemnification seller basket	8
Deferred income tax liability	77
Total liabilities assumed	956
Total net assets acquired	$1,321

Revenues of $2,533 and operating loss of $362, including the non-recurring costs associated with acquisition and transition of $175, related to London are included in the Company’s consolidated results from the effective date of the acquisition.

Note 2.  Summary of Significant Accounting Policies

The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The following is a summary of significant policies used in the preparation of the accompanying financial statements.

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

Advances to models for the cost of initial portfolios and other out-of-pocket costs, which are reimbursable only from collections from the Company’s clients as a result of future work, are expensed to model costs as incurred.  Any repayments of such costs are credited to model costs in the period received.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties.  All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest and are short-term in nature.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the valuation allowance.  During 2015, the Company increased its allowance to $1,041, with a $172 corresponding charge to earnings. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company generally does not require collateral.

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, London and the Republic of Chile. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 per institution.  At December 31, 2015, the Company had cash balances in excess of FDIC insurance coverage of approximately $2,574. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas.  The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization, based upon the estimated useful lives (ranging from two to seven years) of the assets or terms of the leases, are computed by use of the straight-line method.  Leasehold improvements are amortized based upon the shorter of the terms of the leases or asset lives.  When property and equipment are retired or sold, the cost and accumulated depreciation and amortization are eliminated from the related accounts and gains or losses, if any, are reflected in the consolidated statement of operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that impairment has occurred, the amount of the impairment is charged to operations.

Depreciation expense totaled $264 and $269 for the years ended December 31, 2015 and 2014, respectively.

Goodwill and Intangible Assets

Goodwill consists primarily of customer and talent relationships arising from past business acquisitions. Intangible assets with finite lives are amortized over useful lives ranging from two to seven years.  Goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test.  A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests.

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value.  If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the years ended December 31, 2015 and 2014.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2015 approximated $308 compared to $286 for the year ended December 31, 2014.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of December 31, 2015, the Company believes that its deferred tax assets are more likely than not to be realized, and therefore, no valuation allowance has been recorded.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved.  Federal tax returns for tax years 2012 through 2014 remain open for examination as of December 31, 2015.

Stock-Based Compensation

The Company utilizes stock-based awards as a form of compensation for employees and officers. The Company records compensation expense for all awards granted.  The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grants.

Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements” (“ASC 820”), for financial assets and financial liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

•	Level 1 Inputs-Unadjusted: quoted prices in active markets for identical assets or liabilities.
•	Level 2 Inputs-Observable: inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 Inputs-Unobservable: inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Note 3.  Notes Payable

On November 10, 2015, the Company executed and closed the Fourth Amendment to Credit Agreement (the “Fourth Credit Agreement Amendment”) with Amegy National Bank National Association (“Amegy”) effective October 24, 2015. The Fourth Credit Agreement Amendment includes a $7,000 facility under which there is an extension of the revolving line of credit along with a term loan.

Under the terms of the Fourth Credit Agreement, the total availability of $7,000 is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20,000. The revolving line of credit is due on October 24, 2016 with interest paid monthly at prime plus 0.50%. The term loan, which is currently undrawn, would be payable in 60 monthly payments, interest only at 4.25% until November 2016 followed by 47 equal monthly payments of principal and interest computed based on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2019. The revolving facility contains the ability to issue up to $500 of standby letters of credit. Outstanding letters of credit reduce the Company’s availability under the facility.

As of December 31, 2015, the Company had no outstanding borrowings under the revolving credit facility or the term loan.

Note 4.  Operating Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment. These operating leases expire at various dates through 2020.  In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreement. The Company also leases, pursuant to a services agreement (see Note 9), certain corporate office space.

Future minimum payments under the lease agreements are summarized as follows:

Years Ending December 31	Amount (in thousands)
2016	$1,393
2017	1,115
2018	970
2019	954
2020	1,037
$5,469

Rent expense totaled approximately $1,751 and $1,692 for the years ended December 31, 2015 and 2014, respectively.

Note 5.  Commitments and Contingencies

On October 24, 2013, a purported class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers.  On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants.  Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.”  The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second Amended Complaint.  Plaintiffs’ Second Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment.  The Second Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed.  The Second Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the claims in the Second Amended Complaint.  The motion to dismiss has been fully briefed, and the Court has scheduled a hearing on the motion to dismiss for April 2016.  The Company believes the claims asserted in the Second Amended Complaint are without merit, and intends to continue to vigorously defend the action.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

As of December 31, 2015, a number of the Company’s employees were covered by employment agreements that vary in length from one to two years. As of December 31, 2015, total compensation payable under the remaining contractual terms of these agreements was approximately $4,175. In addition, the employment agreements contain non-compete provisions ranging from six months to one year following the term of the applicable agreement. Therefore, subject to certain exceptions, as of December 31, 2015, invoking the non-compete provisions would require the Company to compensate additional amounts to the covered employees during the non-compete period in the amount of approximately $3,498. During the years ended December 31, 2015 and 2014, the Company paid $78 and $13 compensation cost in connection with certain non-compete and contractual arrangements of former employees.

Note 6.  Share Capital

On July 11, 2014, the Company filed a certificate of amendment to its restated certificate of incorporation which effected a one-for-twenty reverse split of the Common Stock pursuant to previous authorization of the Company’s board of directors and stockholders. Fractional shares resulting from the reverse stock split were cancelled and stockholders otherwise entitled to a fractional share received a cash payment in lieu thereof. As a result of the reverse stock split, the Company’s authorized shares of Common Stock were proportionally reduced from 250,000,000 shares to 12,500,000 shares. The rights and privileges of the holders of the Common Stock were unaffected by the reverse stock split.

The Company has a shareholder’s rights plan (the “Rights Plan”). The Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Common Stock.  The terms of the Rights and the Rights Plan are set forth in a Rights Agreement, dated as of July 10, 2006, as amended, by and between the Company and The Bank of New York Trust Company, N.A., now known as The Bank of New York Mellon Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

The Company’s Board of Directors adopted the Rights Plan to protect shareholder value by protecting the Company’s ability to realize the benefits of its net operating loss carryforwards (“NOLs”). In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 5% or more of the outstanding Common Stock without the prior approval of the Company’s Board of Directors. Shareholders that own 5% or more of the outstanding Common Stock as of the close of business on the Record Date (as defined in the Rights Agreement) may acquire up to an additional 1% of the outstanding Common Stock without penalty so long as they maintain their ownership above the 5% level (such increase subject to downward adjustment by the Company’s Board of Directors if it determines that such increase will endanger the availability of the Company’s NOLs). In addition, the Company’s Board of Directors has exempted Newcastle Partners, L.P. (“Newcastle”), the Company’s largest shareholder, from the penalties of the Rights Plan and may exempt any person or group that owns 5% or more if the Board of Directors determines that the person’s or group’s ownership will not endanger the availability of the Company’s NOLs. Absent an exemption, a person or group that acquires a percentage of Common Stock in excess of the applicable threshold is called an “Acquiring Person”. Any Rights held by an Acquiring Person are void and may not be exercised. The Company’s Board of Directors authorized the issuance of one Right per each share of Common Stock outstanding on the Record Date. If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 (the “Preferred Stock”), for a purchase price of $10.00. Each fractional share of Preferred Stock would give the shareholder approximately the same dividend, voting and liquidation rights as one share of Common Stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

Note 7.  Income Taxes

The income tax (expense) benefit is comprised of the following (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Current:
Federal	$(4)	$52
State	(24)	(527)
Foreign	(180)	(55)
Total	(208)	(530)
Deferred:
Federal	(797)	(733)
State	74	15
Foreign	97	-
Total	(626)	(718)
Total	$(834)	$(1,248)

The income tax (expense) benefit differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The reasons for these differences were as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Computed income tax expense at statutory rate	$(815)	$(828)
Increase in taxes resulting from:
Permanent and other deductions, net	(4)	(187)
State income taxes, net of federal benefit	(15)	(233)
Total income tax (expense) benefit	$(834)	$(1,248)

The tax effect of significant temporary differences, which comprise the deferred tax asset and liability, is as follows (in thousands):

	2015	2014
Deferred tax asset:
Net operating loss carryforward	$-	$307
AMT credits	267	352
Accrued expenses	938	1,024
Allowance for doubtful accounts	420	263
Asset impairment	281	281
Stock-based compensation	164	77
Other intangibles	119	-
Foreign NOL	20	-
Net deferred income tax asset	2,070	2,304
Deferred tax liability:
Property and equipment	(667)	(280)
Intangible assets-brand name	(1,798)	(1,798)
Goodwill	(578)	(547)
Other Intangible assets	(215)	(25)
Net deferred income tax liability	(3,259)	(2,650)

Net deferred tax asset/(liability)	$(1,049)	$(346)

The Company’s combined effective tax rate differs from the statutory rate due to certain amounts of amortization expense and corporate overhead not deductible or attributable to jurisdictions in which it operates. Currently, the majority of taxes being paid by the Company are state and foreign taxes, not federal taxes. The Company operates in a various state and foreign jurisdictions.  The larger jurisdictions are California, New York and Florida. The Company’s combined effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. The remaining balance of the Company’s Federal net operating loss carryforwards were utilized to offset Federal taxable income generated during the year ended December 31, 2015.

Note 8.  Treasury Stock

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding Common Stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of Common Stock. The shares may be repurchased from time-to-time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and may be modified or suspended at any time at the Company’s discretion.

From 2012 through December 31, 2015, the Company has repurchased 683,654 shares of Common Stock at an average price of approximately $3.10 per share, for a total of approximately $2,118 under the foregoing stock repurchase program. During the year ended December 31, 2015, 80,836 shares were repurchased at an average price of $5.86 per share.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”), NCM is the general partner of Newcastle, which is the largest shareholder of the Company. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30 for the years December 31, 2015 and 2014. The Company did not owe NCM any amounts as of December 31, 2015 and 2014 under the services agreement.

The Company has an agreement with the unconsolidated Wilhelmina Kids affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $110 for the years December 31, 2015 and 2014.

Note 10.  Stock Options and Stock Purchase Warrants

During 2012, shareholders of the Company approved the 2011 Incentive Plan which authorized the issuance of up to 300,000 shares of the Common Stock pursuant to stock options, restricted stock, stock appreciation rights and other equity incentives awarded to directors, officers, consultants, advisors and employees of the Company. Although the 2011 Incentive Plan does not terminate until December 31, 2021, stock option awards covering all 300,000 shares of the Common Stock reserved for issuance under the 2011 Incentive Plan had been granted as of December 31, 2014. During 2015, shareholders of the Company approved the 2015 Incentive Plan which authorized the issuance of up to an additional 500,000 shares of the Common Stock pursuant to stock options, restricted stock, stock appreciation rights and other equity incentives awarded to directors, officers, consultants, advisors and employees of the Company. Stock option awards under the 2011 Incentive Plan and the 2015 Incentive Plan (collectively, the “Incentive Plans”) are granted at the market value of the Common Stock on the date of grant, have vesting periods of five years, and expire to the extent unexercised after ten years.

Stock option awards covering 10,000 shares and 100,000 shares of the Common Stock were granted during 2015 and 2014, respectively, under the Incentive Plans. No stock options were exercised during either 2015 or 2014. Stock option transactions under the Incentive Plans during 2015 and 2014 may be summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2014	202,500	$3.07
Granted	100,000	5.72
Exercised	-
Forfeited or expired	-	-
Outstanding, December 31, 2014	302,500	$3.95
Granted	10,000	5.64
Exercised	-
Forfeited or expired	(2,500)	5.60
Outstanding, December 31, 2015	310,000	$4.01

Total unrecognized compensation expense on options outstanding as of December 31, 2015 was $237. Stock options to purchase an aggregate of 135,000 and 75,000 shares, as of December 31, 2015 and 2014, were exercisable and had a weighted average exercise price of $4.01and $3.95 per share, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Wilhelmina’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the option term of ten years.

Note 11.  Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company.  Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan.  The 401(k) Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 15% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments.  The Company may make discretionary contributions.  No discretionary contributions were made during the years ended December 31, 2015 and 2014.

Note 12.  Intangible Assets

As of December 31, 2015 and 2014, intangible assets with finite lives consisted of the following (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
2015 Intangibles:
Customer lists	$3,204	$(3,162)	5.1
Non-compete agreements	1,054	(1,052)	6.5
Talent and model contractual relationships	2,846	(2,584)	4.1
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,737	$(8,431)	4.9
2014 Intangibles:
Customer lists	$3,143	$(3,127)	5.1
Non-compete agreements	1,047	(951)	6.5
Talent and model contractual relationships	2,514	(2,511)	4.0
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,337	$(8,222)	4.9

Amortization expense totaled $209 and $333 for the years ended December 31, 2015 and 2014, respectively.

The remaining amortization of $306 will be amortized over the next 7 years.

Note 13 – Subsequent Event

In January 2016, the Company terminated its prior Chief Executive Officer and hired a new Chief Executive Officer. In connection with the termination of its Chief Executive Officer, the Company has incurred severance costs.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

  During the year ended December 31, 2015, there were no changes in the Company’s internal controls over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, dated January 30, 2012).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, dated July 10, 2014).

3.3	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, dated May 18, 2011).

4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).

4.2

Rights Agreement, dated as of July 10, 2006, by and between New Century Equity Holdings Corp. and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.2 to Form 8-K, dated July 10, 2006).

4.3	Form of Rights Certificate (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 10, 2006).

4.4

Amendment to Rights Agreement, dated August 25, 2008, by and between New Century Equity Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 26, 2008).

4.5	Second Amendment to Rights Agreement, dated July 20, 2009, by and between the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 21, 2009).

4.6

Third Amendment to Rights Agreement, dated February 9, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated February 10, 2010).

4.7

Fourth Amendment to Rights Agreement, dated March 26, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated March 30, 2010).

4.8

Fifth Amendment to Rights Agreement, dated April 29, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated May 3, 2010).

4.9

Sixth Amendment to Rights Agreement, dated June 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated June 2, 2010).

4.10

Seventh Amendment to Rights Agreement, dated July 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 2, 2010).

4.11

Eighth Amendment to Rights Agreement, dated August 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 2, 2010).

4.12

Ninth Amendment to Rights Agreement, dated September 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated September 2, 2010).

4.13	Tenth Amendment to Rights Agreement, dated October 1, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated October 1, 2010).

36

4.14

Eleventh Amendment to Rights Agreement, dated October 18, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated October 21, 2010).

4.15

Twelfth Amendment to Rights Agreement, dated December 8, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated December 9, 2010).

4.16

Thirteenth Amendment to Rights Agreement, dated April 23, 2013, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated April 23, 2013).

4.17	Fourteenth Amendment to Rights Agreement, dated July 10, 2014, by and between Wilhelmina International, Inc. and The Bank of New York Mellon Trust Company (incorporated by reference from Exhibit 4.1 to the Form 8-K, dated July 10, 2014).

4.18	Letter Agreement, dated as of April 24, 2013, by and between Wilhelmina International, Inc. and Ronald L. Chez (incorporated by reference from Exhibit 10.1 to Form 8-K, dated April 23, 2013).
4.19

Registration Rights Agreement, dated August 25, 2008, by and among New Century Equity Holdings Corp., Dieter Esch, Lorex Investments AG, Brad Krassner, Krassner Family Investments, L.P. and Sean Patterson (incorporated by reference from Exhibit 10.2 to Form 8-K, dated August 26, 2008).

4.20

Registration Rights Agreement, dated February 13, 2009, by and between New Century Equity Holdings Corp. and Newcastle Partners, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K, dated February 18, 2009).

10.1

Mutual Support Agreement, dated August 25, 2008, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Annex D to the Proxy Statement on Schedule 14A filed December 22, 2008).

10.2	First Amendment to Mutual Support Agreement, dated October 18, 2010, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Exhibit 10.2 to Form 8-K, dated October 21, 2010).

10.3

Credit Agreement, dated as of April 29, 2011, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, dated April 29, 2011).

10.4

Promissory Note, dated as of April 29, 2011, by and between Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, dated April 29, 2011).

10.5

Pledge and Security Agreement, dated as of April 29, 2011, by and between Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, dated April 29, 2011).

10.6

Guaranty, dated as of April 20, 2011, by the guarantor signatories thereto for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.4 to Form 8-K, dated April 29, 2011).

10.7

First Amendment to Credit Agreement, dated January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, dated January 12, 2012).

10.8

Amended and Restated Line of Credit Promissory Note, dated as of January 1, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, dated January 12, 2012).

10.9

First Amendment to Pledge and Security Agreement, dated as of January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, dated January 12, 2012).

10.10

Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, dated October 24, 2012).

37

10.11

Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, dated October 24, 2012).

10.12

Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, dated October 24, 2012).

10.13	Third Amendment to Pledge and Security Agreement, dated as of July 31, 2014, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.
10.14	Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association
10.13	Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association
10.14	Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association
10.15	Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association
10.16	Term Loan Promissory Note, dated November, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.
10.17	Third Amended to Pledge and Security Agreement, dated November, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association.
*10.18	Offer Letter, dated as of January 23, 2015, by and between Wilhelmina International, Inc. and David Chaiken (incorporated by reference from Exhibit 10.1 to Form 8-K, dated January 23, 2015)
*10.19

Employment Agreement, dated as of January 26, 2016, by and between Wilhelmina International, Inc. and William Wackermann (incorporated by reference from Exhibit 10.1 to the Form 8-K, dated February 1, 2016).

*10.20

Stock Option Letter Agreement, dated as of January 26, 2016, by and between Wilhelmina International, Inc. and William Wackermann (incorporated by reference from Exhibit 10.1 to Form 8-K, dated February 1, 2016).

*10.21	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Montgomery, Coscia & Greilich, L.L.P. (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 29, 2016	By:	/s/ William Wackermann
	Name	William Wackermann
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2016.

/s/ Mark E. Schwarz	Executive Chairman and
Mark E. Schwarz	Chairman of the Board

/s/William Wackermann	Chief Executive Officer
William Wackermann	Principal Executive Officer

/s/ David S. Chaiken	Chief Accounting Officer
David S. Chaiken	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton Coleman	Director
Clinton Coleman

/s/ James Dvorak	Director
James Dvorak

/s/ Horst-Dieter Esch	Director
Horst-Dieter Esch

/s/ Mark Pape	Director
Mark Pape

/s/ Jeffrey Utz	Director
Jeffrey Utz

/s/ James Roddey	Director
James Roddey

39