Form 10-K/A
period 2015-12-31
Wilhelmina International, Inc.
filed 2016-04-29
CIK 1013706

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

As of April 29, 2016, the registrant had 5,781,676 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Wilhelmina International, Inc. (together with subsidiaries, the “Company” or “Wilhelmina”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016 (the “Original Form 10-K”), for the primary purpose of including therein the information required by Items 10 through 14 of Part III which was previously omitted in reliance on General Instruction G to Form 10-K. This Amendment amends and restates Items 10 through 14 of Part III in their entirety. This Amendment also amends the cover page of the Original Form 10-K to (a) reflect the disclosure in this Amendment of delinquent filers pursuant to Item 405 of Regulation S-K, (b) update the number of shares of Common Stock outstanding, and (c) delete the reference to incorporation by reference of the information required by Part III. In addition, Item 15(b) of Part IV is amended and restated to correct certain exhibit descriptions and to add as Exhibits 31.3 and 31.4 the certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original Form 10-K.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as expressly stated herein.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect any events that may have occurred or facts that may have become known after the filing of the Original Form 10-K. Consequently, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Capitalized terms used herein without definition have the meaning set forth in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding the members of the Board of Directors (the “Board”) and the executive officers of the Company.  Directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Executive officers are appointed by the Board and serve until their successors have been duly appointed and qualified.

Name	Age	Positions with the Company
Mark E. Schwarz	55	Director and Executive Chairman
Clinton J. Coleman	38	Director
James A. Dvorak	47	Director
Horst-Dieter Esch	73	Director
Mark E. Pape James C. Roddey Jeffrey R. Utz William J. Wackerman James A. McCarthy	65 83 49 48 39	Director Director Director Chief Executive Officer Chief Financial Officer

Mark E. Schwarz

Mr. Schwarz has served as a director and Chairman of the Board since 2004, and as Executive Chairman since 2012.  Mr. Schwarz was the Company’s Chief Executive Officer from 2007 to 2012.  Since 1993, Mr. Schwarz has indirectly controlled Newcastle Partners, L.P. (“Newcastle LP”), a private investment firm, and served as the Chairman, Chief Executive Officer and Portfolio Manager of its general partner, Newcastle Capital Management, L.P. (“NCM”). Mr. Schwarz presently serves as Chairman of the boards of directors of Hallmark Financial Services, Inc., a specialty property and casualty insurance company, and Rave Restaurant Group, Inc., an operator and franchisor of pizza restaurants. Mr. Schwarz is also presently a director of SL Industries, Inc., a developer of power systems used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. Within the past five years, Mr. Schwarz has served as a director of MedQuist, Inc., a provider of clinical documentation workflow solutions in support of electronic health records. He also serves as a director of various privately held companies. The Board believes that Mr. Schwarz should serve as a director of the Company due to his extensive business and investment expertise, broad director experience and significant direct and indirect shareholdings in the Company. (See, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.)

Clinton J. Coleman

Mr. Coleman has served as a director since 2011.  He has since 2010 served as the Chief Executive Officer of Bell Industries, Inc., a company primarily engaged in providing information technology services, and has been a director of Bell Industries since 2007.  Mr. Coleman has served as an investment professional with NCM since 2005, including as a Managing Director (2012 to present) and Vice President (2005 to 2012).  Mr. Coleman is also a director of Rave Restaurant Group, Inc., and served as its interim Chief Executive Officer from June to November 2012 and as its interim Chief Financial Officer from July 2006 to January 2007.  Prior to joining NCM, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from 2003 to 2005.  From 2002 to 2003, Mr. Coleman served as an associate with Hunt Investment Group, L.P., a private investment group.  Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS.  Mr. Coleman is also a director of several privately held companies.  The Board believes that Mr. Coleman should serve as a director of the Company due to his experience in investment management and the management of publicly traded and privately held companies engaged in a wide range of industries, as well as his significant transactional experience.

James A. Dvorak

Mr. Dvorak has served as a director since 2011.  He has served as an investment professional with NCM since 2008, including as a Managing Director (2012 to present) and Vice President (2008 to 2012).  Mr. Dvorak served as a consultant and subsequently a Senior Investment Analyst with Falcon Fund Management, a Dallas-based investment firm, from 2006 to 2007, and as a Vice President with Fagan Capital, an investment firm located in Irving, Texas, from 1999 to 2006.  Previously, Mr. Dvorak was with Koch Industries, a diversified energy, chemicals and materials provider, as Chief Financial Officer of a business unit and as a board member of a Koch affiliate.  Mr. Dvorak has additional experience as a management consultant with Booz Allen & Hamilton in Chicago, Illinois. The Board believes that Mr. Dvorak should serve as a director of the Company due to his experience as a business executive, professional investor and management consultant, including expertise in strategic planning, business development and financial and operational analysis.

Horst-Dieter Esch

Mr. Esch has served as a director since 2010. He is a private investor and, since 2012, has served as the Chairman of the Board of Directors of Snell Real Estate, a real estate agency in Las Cabos, Mexico.  From 2008 to 2011, he served as the Chairman of USA Team Handball, the national governing body for the Olympic sport of handball. During 2009, Mr. Esch was a consultant to the Company. Mr. Esch was a principal owner and Chairman of Wilhelmina International, Ltd. and its affiliated companies prior to their acquisition by the Company in 2009. The Board believes that Mr. Esch should serve as a director of the Company due to his lengthy experience in the model and artist management business, his familiarity with the history and operations of the Company and its predecessor, and his leadership, strategic planning and business development skills.

Mark E. Pape

Mr. Pape has served as a director since 2011.  He has served as the Chairman of the boards of directors of H2Options, Inc., a water conservation design/installation firm, since 2009, and U.S. Rain Group, Inc., a private equity company investing in water conservation opportunities, since 2013.  He served as the Chief Financial Officer of Oryon Technologies, Inc., a lighting technology company, from 2010 to 2014, and as a director from May 2012 to January 2014.  Oryon Technologies, Inc. filed a petition under Chapter 11 of the federal Bankruptcy Code in May 2014. Mr. Pape served as a partner at Tatum LLC, an executive services firm, from 2008 to 2009.  From 2005 to 2007, he served as Executive Vice President and Chief Financial Officer at Affirmative Insurance Holdings, Inc., a property/casualty insurance company specializing in non-standard automobile insurance, and served on its board of directors and audit committee from 2004 to 2005.  Mr. Pape served as the Chief Financial Officer of HomeVestors of America, Inc., a franchisor of home acquisition services, during 2005; as President and Chief Executive Officer of R.E. Technologies, Inc., a provider of software tools to the housing industry, from 2002 to 2005; as Senior Vice President and Chief Financial Officer of LoanCity.com, a start-up e-commerce mortgage bank, from 1999 to 2001; as Vice President-Planning for Torchmark Corporation, a life/health insurance holding company, from 1998 to 1999; as Senior Vice President and Chief Financial Officer of United Dental Care, Inc., a dental benefits insurance company, from 1995 to 1997; and as Executive Vice President and Chief Financial Officer of American Income Holding, Inc., a life insurance company, from 1991 to 1994. Previously, Mr. Pape was engaged in investment banking from 1979 to 1991 with First City National Bank of Houston, Merrill Lynch Capital Markets Group, the First Boston Corporation and then Bear, Stearns & Co. He began his career in 1974 as an auditor with KPMG LLP. He is a certified public accountant licensed in Texas. The Board believes that Mr. Pape should serve as a director due to his leadership and operational skills developed as a business executive, his background in finance and financial services, and his experience as a director of both private and public companies.

James C. Roddey

Mr. Roddey has served as a director of the Company since November 2013. He had previously served as a director from 2011 to September 2013.  Mr. Roddey has served as a director of Baker Tilly Virchow Krause, LLP, an accounting and business advisory firm, since its acquisition of ParenteBeard, LLP in 2014. He had previously served as Principal-Business Consulting Services of the accounting and advisory firm of ParenteBeard and its predecessor, McCrory & McDowell LLC, since 2007.  Mr. Roddey was a partner at the Hawthorne Group, an investment and management company, from 2004 to 2007 and from 1978 to 2000.  From 2000 to 2004, he served as the Chief Executive of Allegheny County, Pennsylvania.  Mr. Roddey was a director of SEEC, Inc., a software provider for the insurance and financial services industry, from 2005 to 2008.  Earlier in his career, he served as President and a director of Turner Communications, Inc. and Rollins Communication, Inc. and, while associated with the Hawthorne Group, President and Chief Executive Officer of Pittsburgh Outdoor Advertising, Gateway Outdoor Advertising and International Sports Marketing, among other companies. The Board believes that Mr. Roddey should serve as a director due to his lengthy executive experience in a variety of industries through which he has developed significant managerial, operational and financial expertise.

Jeffrey R. Utz

Mr. Utz has served as a director of the Company since 2013. Since December 2015, he has served as an Area President of Arthur J. Gallagher & Co., an international provider of property/casualty insurance and risk management programs. From 1978 to 2015, Mr. Utz was a principal and owner of Silver King Insurance Holdings, Inc., an insurance agency and provider of benefits and risk management consulting services. Previously, he worked at Great American Insurance Company, a specialty insurance company, and Fred A. Moreton & Company, an insurance brokerage firm.  The Board believes that Mr. Utz should serve as a director due to his experience as a business executive, including his leadership, operational, sales and marketing and business strategy skills, as well as his risk management expertise.

William J. Wackerman

Mr. Wackerman became the Company’s Chief Executive Officer in January 2016.  He served as Executive Vice President and Publishing Director of Condé Nast, a division of Advance Publications, from 2010 to 2015.  Mr. Wackermann also served as Chief Revenue Officer of Condé Nast in 2015.  In these roles, he was responsible for revenue growth and marketing oversight of several Condé Nast brands, including Glamour, Condé Nast Traveler, W, Details, Bon Appétit and Brides. Mr. Wackermann previously served as Senior Vice President/Publishing Director at Condé Nast from 2008 to 2010 and Vice President/Publisher Glamour at Condé Nast from 2004 to 2008 (Senior Vice President commencing in 2006).

James A. McCarthy

Mr. McCarthy was appointed Chief Financial Officer of the Company effective April 22, 2016. Prior to joining the Company, Mr. McCarthy had since 2009 served as the Controller of Orchard Media, Inc., a music, video and film distribution company that was ultimately acquired by a subsidiary of Sony Corporation. Previously, he had since 1999 been a Senior Manager at the international accounting firm of Ernst & Young LLP. Mr. McCarthy is a Certified Public Accountant licensed in New York and holds a Bachelor of Business Administration degree from Georgetown University.

Family Relationships

There are no family relationships between any of the Company’s directors and executive officers.

Arrangements Regarding Election of Directors

In 2008, Mr. Esch and his affiliate, Lorex Investments AG (collectively, the “Esch Parties”), Brad Krassner and his affiliate, Krassner Family Investments Limited Partnership (collectively the “Krassner Parties”) and Newcastle LP entered into a Mutual Support Agreement with respect to the election of directors to the Board. The Mutual Support Agreement was subsequently amended in 2010 to provide for the election of independent directors. The Krassner Parties ceased to have any rights or obligations under the Mutual Support Agreement (as amended, the “MSA”) upon becoming the beneficial owner of less than 5% of the outstanding shares of the Common Stock in 2012. The MSA will terminate upon the earlier of (a) the written agreement of the parties, or (b) either the Esch Parties or Newcastle LP becoming the beneficial owner of less than 5% of the outstanding shares of the Common Stock.

Pursuant to the MSA, the Esch Parties and Newcastle LP have agreed to use their commercially reasonable efforts (including the voting of all of their shares of the Common Stock) to cause the Board to at all times be comprised of seven directors which include (a) three persons designated by Newcastle LP, (b) one person designated by Mr. Esch, (c) one additional person designated by Newcastle LP from a list of four independent candidates proposed by Mr. Esch, and (d) one additional person designated by Mr. Esch from a list of four independent candidates proposed by Newcastle LP. The MSA contains detailed provisions concerning the characteristics of the independent candidates to be proposed by each of Mr. Esch and Newcastle LP for selection by the other.

Messrs. Schwarz, Coleman and Dvorak have been elected to the Board as designees of Newcastle LP under the MSA and Mr. Esch has been elected to the Board as his own designee. In addition, pursuant to the MSA, Mr. Utz has been elected to the Board as an independent director proposed by Mr. Esch and designated by Newcastle LP and Mr. Pape has been elected to the Board as an independent director proposed by Newcastle LP and designated by Mr. Esch. Mr. Roddey was initially elected to the Board as an independent director proposed by Mr. Esch and designated by Newcastle LP, but was not re-proposed by Mr. Esch for election at the 2013 annual meeting of shareholders. However, in November 2013, the Board elected Mr. Roddey as a director to fill the vacancy previously created by the resignation of Mr. Krassner in September 2012.

Nominating Procedures

No changes to the procedures by which security holders may recommend nominees to the Board have been implemented since the Company’s disclosures in its Proxy Statement for the 2015 Annual Meeting of Shareholders.

Audit Committee

The Board has a separately-designated Audit Committee comprised of Mark E. Pape (Chairman), James C. Roddey and Jeffrey R. Utz.  The Board has determined that each member of the Audit Committee is “independent” as defined by Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. The Board has further determined that each of Messrs. Pape, Roddey and Utz qualify as an “audit committee financial expert,” as defined under the Exchange Act.

Code of Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that sets forth legal and ethical standards of conduct applicable to all directors, officers and employees of the Company. The Code of Ethics is available on the Company’s website at http://wilhelmina.com/new-york/investor-relations.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company's executive officers, directors and beneficial owners of more than 10% of the Common Stock are required to file reports of ownership and changes in ownership of the Common Stock with the SEC. Based solely upon information provided to the Company by individual directors, executive officers and beneficial owners, the Company believes that all such reports were timely filed during and with respect to the fiscal year ended December 31, 2015, except that Messrs. Coleman, Dvorak, Pape, Roddey and Utz each failed to file a Form 3 Initial Statement of Beneficial Ownership of Securities when he was first elected to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation earned during the fiscals years ended December 31, 2015 and 2014, by each person who served as an executive officer of the Company at any time during fiscal 2015 and whose total compensation for fiscal 2015 exceeded $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)[1,2]	All Other Compensation ($)	Total ($)
Mark E. Schwarz Executive Chairman	2015 2014	150,000 150,000	--- ---	--- ---	--- ---	150,000 150,000
Alex Vaickus[3] Chief Executive Officer	2015 2014	500,000 500,000	--- ---	--- 257,917	--- ---	500,000 757,917
David S. Chaiken[4] Chief Accounting Officer	2015 2014	275,000 ---	--- ---	38,949 ---	--- ---	313,949 ---

[1]	Reflects the fair value of each stock option estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in calculating this amount are included in Note 10 to the financial statements included in Item 8 of this Annual Report Form 10-K.

[2]	On November 11, 2014, Mr. Vaickus was awarded options to purchase 100,000 shares of the Common Stock at an exercise price of $5.72 per share, which options vest in equal annual installments on the first five anniversaries of the grant date and expire ten years from the grant date. On January 23, 2015, Mr. Chaiken was awarded options to purchase 10,000 shares of the Common Stock at an exercise price of $5.64 per share. On June 16, 2015, the original options granted to Mr. Chaiken were cancelled and he was awarded replacement options to purchase 10,000 shares of the Common Stock at an exercise price of $5.85 per share, which options vest in equal annual installments commencing February 1, 2016 and expire on February 1, 2025.

[3]	The employment of Mr. Vaickus was terminated as of January 26, 2016. All options held by Mr. Vaickus terminated unexercised in connection with the termination of his employment.

[4]	Mr. Chaiken was appointed Chief Accounting Officer on January 23, 2015, and his employment was terminated on April 22, 2016.

Employment Agreements

Mr. Vaickus entered into an Employment Agreement with the Company on August 29, 2012 and was subsequently appointed Chief Executive Officer on September 25, 2012.  The Employment Agreement provided for Mr. Vaickus to be paid (a) a base annual salary of $500,000, and (b) an annual performance bonus ranging from 7.5% to 15% of pre-bonus EBITDA (as defined therein) in excess of certain thresholds starting at $5.5 million per year. The Employment Agreement also provided for the annual grant to Mr. Vaickus of options to purchase 100,000 shares of the Common Stock at an exercise equal to the closing price on the date of grant, with such options to vest in five equal annual installments and terminate ten years from the grant date.

The employment of Mr. Vaickus was terminated by the Company as of January 26, 2016. In accordance with the terms of the Employment Agreement, the Company is paying to Mr. Vaickus his base salary of $41,667 per month for five months following the date of termination. All options held by Mr. Vaickus terminated unexercised in connection with the termination of his employment. Pursuant to the Employment Agreement, Mr. Vaickus is restricted from competing with the Company for a period of one year from the date of termination and is subject to certain covenants of confidential and non-solicitation.

Mr. Chaiken was appointed Chief Accounting Officer of the Company on January 23, 2015, pursuant to an Offer Letter providing for an annual base salary of $275,000, increasing to $300,000 upon the satisfaction of certain objectives.  Mr. Chaiken was also eligible to earn an annual cash bonus of up to $40,000 based on the achievement of certain targets. In accordance with the Offer Letter, Mr. Vaickus was also granted options to purchase 10,000 shares of the Common Stock at an exercise price equal to the closing price on the date of grant, such options to vest in five equal annual installments and terminate ten years from the grant date.

The employment of Mr. Chaiken was terminated by the Company as of April 22, 2016. Pursuant to the terms of the Offer Letter, Mr. Chaiken will be paid his base salary of $45,833 per month for 60 days following the date of termination. Vested options held by Mr. Chaiken may be exercised for a period of 30 days following the termination of his employment. Pursuant to the Offer Letter, Mr. Chaiken is restricted from competing with the Company for a period of one year from the date of termination and is subject to certain covenants of confidential and non-solicitation.

Except as described above, the Company has no plans or arrangements that provide for payment to any Named Executive Officer in connection with the resignation, retirement or other termination of such Named Executive Officer or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding equity awards held by the Named Executive Officers as of December 31, 2015, consisting solely of unexercised stock options.

Name	Number of Securities Underlying Unexercised Options[1]		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Mark E. Schwarz	---	---	---	---
Alex Vaickus[2]	60,000 40,000 20,000	40,000 60,000 80,000	2.34 3.80 5.72	09/25/2022 09/25/2023 11/11/2024
David S. Chaiken[3]	---	10,000	5.85	02/01/2025

[1]	All options granted to Mr. Vaickus vest in five equal annual installments from the date of grant. The options outstanding to Mr. Chaiken vest in five equal annual installments commencing February 1, 2016.

[2]	The employment of Mr. Vaickus was terminated as of January 26, 2016. All options held by Mr. Vaickus terminated unexercised in connection with the termination of his employment.

[3]	The employment of Mr. Chaiken was terminated as of April 22, 2016. Options to purchase 2,000 shares of the Common Stock which vested February 1, 2016 may be exercised for a period of 30 days following the date of termination.

Compensation of Directors

The Company’s current standard compensation arrangement for non-employee directors permits each non-employee director to elect to receive (a) an annual cash retainer of $28,000, (b) options to purchase 100,000 shares of the Common Stock at the closing price on the date of grant, or (c) a combination of cash retainer and stock options. During fiscal 2015, each non-employee director elected to receive all of his compensation in cash. The Chairman of the Audit Committee and the Compensation Committee each receive an additional annual cash retainer of $2,500, and each member of the Audit Committee and Compensation Committee receive an additional annual cash retainer of $1,000.

The following table sets forth information concerning the compensation of the non-employee directors of the Company for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)[1]	All Other Compensation ($)	Total ($)
Clinton J. Coleman	29,000	---	---	29,000
James A. Dvorak	29,000	---	---	29,000
Horst-Dieter Esch	29,000	---	---	29,000
Mark E. Pape	32,500	---	---	32,500
James C. Roddey	32,500	---	---	32,500
Jeffrey R. Utz	31,000	---	---	31,000

[1]	As of December 31, 2015, no stock options were outstanding to any of the non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 29, 2016, concerning beneficial ownership of the Common Stock of the Company by:

•	Any person or group known to beneficially own more than 5% of the Common Stock;

•	Each current director and current executive officer of the Company; and

•	All current directors and current executive officers as a group.

The information provided in the table is based on the Company’s records, information filed with the SEC and other information provided to the Company. The number of shares beneficially owned by each person or group is determined under SEC rules, and the information is not necessarily indicative of ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person or group has sole or shared voting or investment power and includes any shares that the person or group has the right to acquire within 60 days after the determination date through the exercise of any stock option or other right. Unless otherwise indicated, (a) all persons have sole voting and investment power (or share such powers with their spouse) with respect to the shares shown as beneficially owned by them, (b) the mailing address for all persons is the same as that of the Company, and (c) the directors and Named Executive Officers have not pledged as security any of the shares beneficially owned by them.

Beneficial Owner	No. of Shares Beneficially Owned	Percent Of Class
5% Beneficial Owners:
Newcastle Partners, L.P.[1,3] Newcastle Capital Management, L.P. [1] Newcastle Capital Group, L.L.C. [1] NCM Services, Inc. [1] Schwarz 2012 Family Trust[1] Mark E. Schwarz[1] Clinton J. Coleman[1] James A. Dvorak[1]	2,430,725	42.0
Lorex Investment AG2,3 Horst-Dieter Esch[2,3] Peter Marty[2]	1,441,395	24.9
Wynnefield Capital, Inc.4	305,998	5.3
Directors and Current Executive Officers:
Mark E. Schwarz1,3	2,430,725	42.0
Clinton J. Coleman5	---	---
James A. Dvorak5	---	---
Horst Dieter Esch2,3	1,441,395	24.9
Mark E. Pape	---	---
James C. Roddey	---	---
Jeffrey R. Utz	---	---
William J. Wackerman	---	---
James A. McCarthy	---	---
All directors and Named Executive Officers	3,872,120	67.0

*	Less than 1%.

[1]	All shares are held by Newcastle LP, of which 861,899 shares are held in a margin account. The general partner of Newcastle LP is NCM, the general partner of NCM is Newcastle Capital Group, L.L.C. (“NCG”), the sole member of NCG is NCM Services, Inc. (“NCMS”), the sole shareholder of NCMS is the Schwarz 2012 Family Trust (“Schwarz Trust”) and the sole trustee of the Schwarz Trust is Mark E. Schwarz. Further, Newcastle LP, NCM, NCG, NCMS, the Schwarz Trust, Mr. Schwarz, Mr. Coleman and Mr. Dvorak may be considered a “group” for purposes of Section 13(d)(3) of the Exchange Act. Accordingly, each of NCM, NCG, NCMS, the Schwarz Trust, Mr. Schwarz, Mr. Coleman and Mr. Dvorak may be deemed to beneficially own the shares of Common Stock directly owned by Newcastle LP. Each of NCM, NCG, NCM Services, the Schwarz Trust, Mr. Schwarz, Mr. Coleman and Mr. Dvorak disclaims beneficial ownership of the shares held by Newcastle LP except to the extent of their respective pecuniary interest therein.

[2]	All shares are held by Lorex. Mr. Esch is the sole stockholder of Lorex and shares voting and dispositive power over the shares held by Lorex with Peter Marty, its sole officer and director. Accordingly, each of Mr. Esch and Mr. Marty may be deemed to beneficially own the shares of Common Stock directly owned by Lorex. The address of Lorex is c/o Treuhand – u. Revisionsgesellschaft Mattig-Suter and Postner AG, Industriestrasse 22, Zug, CH-6302, Switzerland. The address of Dieter Esch is Carretera Transpeninsular Km. 27.5, San Jose del Cabo, B.C.S. Mexico 23400. The address of Peter Marty is c/o Mattig-Suter und Partner, Bahnhofstrasse 28, Schwyz, CH-6431, Switzerland.

[3]	Newcastle LP, Lorex and Mr. Esch are parties to a Mutual Support Agreement pursuant to which they have agreed to vote their shares in a certain manner with respect to the election of directors of the Company. (See, Item 10. Directors, Executive Officers and Corporate Governance – Arrangements Regarding Election of Directors.) Newcastle LP, on the one hand, and Lorex and Mr. Esch, on the other hand, each disclaim beneficial ownership of shares held by the other.

[4]	As reported in Form 13F filed February 16, 2016, for the period ended December 31, 2015. The address of Wynnefield Capital, Inc. is 450 Seventh Avenue, Suite 509, New York, New York 10123.

[5]	Excluding shares held by Newcastle LP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. Pursuant to a services agreement with NCM, the Company receives the use of NCM’s facilities and equipment, as well as accounting, legal and administrative services from employees of NCM, on a month-to-month basis for a fixed fee of $2,500 per month. The Company paid $30,000 to NCM in each of fiscal 2015 and 2014 pursuant to the services agreement. Mr. Schwarz is the Chairman, Chief Executive Officer and Portfolio Manager of NCM, which is the general partner of Newcastle LP.   Messrs. Coleman and Dvorak are Managing Directors of NCM.

Director Independence

The Board has determined that Messrs. Esch, Pape, Roddey and Utz are independent under Nasdaq’s listing standards. Both the Audit Committee and the Compensation Committee are currently comprised of Messrs. Pape, Roddey and Utz, all of whom are independent under Nasdaq’s listing standards applicable to such committees. The Company does not presently have a separately-designated Nominating Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Montgomery Coscia Greilich LLP (“MCG”) has served as the Company’s independent registered public accounting firm for the 2015 and 2014 fiscal years. The following table presents fees for professional services rendered by MCG for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2015 and 2014, as well as fees billed for other services rendered by MCG during each period.

	Fiscal 2015	Fiscal 2014
Audit Fees[1]	$165,000	$150,000
Audit-Related Fees	---	---
Tax Fees[2]	$41,094	$73,816
All Other Fees	---	---

[1]	Represents fees for audit of the financial statements contained in the Company’s Annual Report on Form 10-K and review of financial statements included in its Quarterly Reports on Form 10-Q. A portion of the fees attributable to the indicated fiscal year were paid in the subsequent fiscal year.

[2]	Represents fees for professional services relating to tax compliance, tax advice and tax planning.

All services to be performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee.  Limited amounts of services (other than audit, review or attest services) may be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided each such approved service is reported to the full Audit Committee at its next meeting. All of the services performed by MCG for the 2015 and 2014 fiscal years were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)            Exhibits

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, dated January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, dated July 10, 2014).
3.3	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, dated May 18, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).
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

9

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

10

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

10.13

Third Amendment to Credit Agreement, dated as of July 31, 2014, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.30 to Form 10-K for the year ended December 31, 2014).

10.14

Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.32 to Form 10-Q for the quarter ended September 30, 2015).

10.15

Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2015).

10.16

Term Loan Promissory Note, dated November, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2015).

10.17

Third Amended to Pledge and Security Agreement, dated November, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association Association (incorporated by reference from Exhibit 10.35 to Form 10-Q for the quarter ended September 30, 2015).

*10.18	Offer Letter, dated as of January 23, 2015, by and between Wilhelmina International, Inc. and David Chaiken (incorporated by reference from Exhibit 10.1 to Form 8-K, dated January 23, 2015)

11

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

*10.21	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).
21.1	List of Subsidiaries (filed with the Original Form 10-K).

23.1	Consent of Montgomery, Coscia & Greilich, L.L.P. (filed with the Original Form 10-K).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed with the Original Form 10-K).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed with the Original Form 10-K).
31.3	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.4	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed with the Original Form 10-K).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed with the Original Form 10-K).
*	Includes compensatory plan or arrangement.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: April 29, 2016	By:	/s/ William J. Wackermann
	Name	William J. Wackermann
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April, 2016.

/s/ Mark E. Schwarz	Executive Chairman and
Mark E. Schwarz	Chairman of the Board

/s/William J. Wackermann	Chief Executive Officer
William J. Wackermann	Principal Executive Officer

/s/ James A. McCarthy	Chief Financial Officer
James A. McCarthy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clinton J. Coleman	Director
Clinton J. Coleman

/s/ James A. Dvorak	Director
James A. Dvorak

/s/ Horst-Dieter Esch	Director
Horst-Dieter Esch

/s/ Mark E. Pape	Director
Mark E. Pape

/s/ Jeffrey R. Utz	Director
Jeffrey R. Utz

/s/ James C. Roddey	Director
James C. Roddey

13