Form 10-Q
period 2016-03-31
Wilhelmina International, Inc.
filed 2016-05-13
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016 the registrant had 5,781,668 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,878	$4,556
Accounts receivable, net of allowance for doubtful accounts $1,041 and $1,041, respectively	15,732	13,184
Deferred tax asset	1,354	1,358
Prepaid expenses and other current assets	417	191
Total current assets	20,381	19,289

Property and equipment, net of accumulated depreciation of $1,104 and $1,026, respectively	2,397	2,111

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,455 and $8,431 respectively	280	306
Goodwill	13,192	13,192
Other assets	299	405

TOTAL ASSETS	$45,016	$43,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,842	$3,772
Due to models	10,856	9,745
Contingent consideration to seller	67	-
Total current liabilities	14,765	13,517

Long term liabilities:
Contingent consideration to seller	-	67
Deferred income tax liability	2,579	2,407
Total long-term liabilities	2,579	2,474

Total liabilities	17,344	15,991

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 6,472,038 shares issued at March 31, 2016 and December 31, 2015	65	65
Treasury stock, 690,370 and 683,654 shares, respectively, at cost	(2,163)	(2,118)
Additional paid-in capital	87,064	86,987
Accumulated deficit	(57,267)	(57,143)
Accumulated other comprehensive income	(27)	(12)
Total shareholders’ equity	27,672	27,779

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,016	$43,770

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Service revenues	$21,390	$20,951
License fees and other income	27	97
Total revenues	21,417	21,048

Model costs	15,109	14,902

Revenues net of model costs	6,308	6,146

Operating expenses:
Salaries and service costs	4,189	3,727
Office and general expenses	1,624	1,174
Amortization and depreciation	104	127
Corporate overhead	293	280
Total operating expenses	6,210	5,308
Operating income	98	838

Other income (expense):
Foreign exchange gain (loss)	4	(77)
Loss from unconsolidated affiliate	(37)	(24)
Total other income (expense)	(33)	(101)

Income before provision for income taxes	65	737

Provision for income taxes: (expense) benefit
Current	(13)	(206)
Deferred	(176)	(158)
Income tax expense	(189)	(364)

Net income (loss)	$(124)	$373

Other comprehensive gain (loss), net of tax:
Foreign currency translation income (expense)	(15)	2
Total comprehensive income (loss)	$(139)	$375

Basic income (loss) per common share	$(0.02)	$0.06
Diluted income (loss) per common share	$(0.02)	$0.06

Weighted average common shares outstanding-basic	5,844	5,863
Weighted average common shares outstanding-diluted	5,844	5,959

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATE STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(124)	$373
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	104	127
Share based payment expense	77	55
Deferred income taxes	176	158
Changes in operating assets and liabilities:
Accounts receivable	(2,548)	(2,696)
Prepaid expenses and other current assets	(226)	76
Other assets	106	(31)
Due to models	1,111	697
Accounts payable and accrued liabilities	70	(413)
Net cash used in operating activities	(1,254)	(1,654)

Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired (Note 3)	-	(282)
Purchase of property and equipment	(364)	(158)
Net cash used in investing activities	(364)	(440)

Cash flows from financing activities:
Purchase of treasury stock	(45)	(72)
Net cash used in financing activities	(45)	(72)

Foreign currency effect on cash flows	(15)	2

Net change in cash and cash equivalents:	(1,678)	(2,164)
Cash and cash equivalents, beginning of period	4,556	5,869
Cash and cash equivalents, end of period	$2,878	$3,705

Non-cash investing and financing activities:
Issuance of contingent consideration to seller	$-	$171

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Except as otherwise noted, all dollar amounts other than per share date are presented in thousands. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Note 2.   Business

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, London and Chile, as well as a network of licensees in various local markets in the U.S. and several international markets. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies.

Note 3.   Business Acquisition

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

The purchase price of $1,321 included $171 of discounted value of contingent consideration assuming London achieves certain performance benchmarks during the post-closing period. These amounts are due to the seller in the post-closing period subject to achieving these performance benchmarks. The purchase price net of cash acquired was $453, of which $282 was paid at the time of the closing. The Company reduced the contingent consideration to $67 because London did not achieve the initial benchmark at December 31, 2015. The remaining contingent consideration payable is due on February 4, 2017, if London achieves its performance benchmark for the year ending December 31, 2016.

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

Note 4.   Foreign Currency Translation

The functional currency of London is the British Pound, and business is conducted in Chile using the Chilean Peso. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, revenues and expenses are translated at average monthly exchange rates and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of shareholders’ equity.

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

As of March 31, 2016, the Company had no outstanding borrowings under the revolving credit facility or the term loan.

Note 6.   Commitments and Contingencies

On October 24, 2013, a purported class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second Amended Complaint. Plaintiffs’ Second Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Second Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Second Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the claims in the Second Amended Complaint. The motion to dismiss has been fully briefed, and the Court has scheduled a hearing on the motion to dismiss for May  2016. The Company believes the claims asserted in the Second Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On August 20, 2015, a lawsuit was brought against the Company and the Company’s former Chief Accounting Officer by a former employee of Wilhelmina model, Angel Betancourt (the “Plaintiff”). The lawsuit alleges that the Plaintiff was discriminated against during his time of employment and upon his termination. The lawsuit further alleges that the Plaintiff was not compensated fully due to FLSA misclassification by the Company. The Company has provided documentation to the Plaintiff’s counsel that suggests that the Plaintiff unlikely was due additional compensation during the time of employment. The proceeding is in the preliminary stages, and by agreement with the Plaintiff further action in the lawsuit has been abated pending ongoing settlement discussions. The Company expects that the lawsuit will be resolved within the limits of the Company¹s insurance coverage.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

During the first quarter, in relation to two termination agreements with former employee, the Company recorded $283 of severance expense. $126 of this severance was paid in the first quarter of 2016. The remaining $157 will be paid in the second quarter of 2016.

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

Note 8.   Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2015, the Company had federal income tax loss carryforwards of approximately $1.2 million, which are expected to be fully utilized upon filing the Company’s 2015 income tax return during 2016. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The Company also operates and pays taxes in international jurisdictions.

Note 9.   Treasury Stock

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

From 2012 through March 31, 2016, the Company has repurchased 690,370 shares of Common Stock at an average price of approximately $3.14 per share, for a total of approximately $2,163 under the foregoing stock repurchase program. During the quarter ended March 31, 2016, 6,716 shares were repurchased at an average price of $6.75 per share.

Note 10.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”), NCM is the general partner of Newcastle, which is the largest shareholder of the Company. Clinton Coleman (Managing Director at NCM) and James Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 for the quarters ended March 31, 2016 and 2015. The Company did not owe NCM any amounts under the services agreement as of March 31, 2016 or 2015.

The Company has an agreement with the unconsolidated Wilhelmina Kids affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $27.5 for the quarters ended March 31, 2016 and 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the quarter ended March 31, 2016 and 2015. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, such forward looking statement relating to the Company and its subsidiaries are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the SEC.  Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

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

Although Wilhelmina has a large and diverse client base, it is not immune to global economic conditions. The Company closely monitors economic conditions, client spending, and other industry factors and continually evaluates opportunities to increase its market share and further expand its geographic reach.  There can be no assurance as to the effects on Wilhelmina of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where the Company competes with other leading full service agencies, Wilhelmina competed successfully during the first quarter of 2016.

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) exceeding approximately $175 billion in recent years, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

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

Key Financial Indicators

The key financial indicators that the Company reviews to monitor its business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Select, Media, Runway, Curve, Lifestyle, Kids, etc.)) by geographic locations and from significant clients. Wilhelmina has three primary sources of revenue: (i) revenues from principal relationships where the gross amount billed to the client is recorded as revenue when earned and collectability is reasonably assured; (ii) revenues from agent relationships where commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and (iii) separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See “Critical Accounting Policies - Revenue Recognition.”  Gross billings are an important business metric that ultimately drive revenues, profits and cash flows.

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses.  Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations and Gross Billings

(in thousands)

	Three Months Ended
	March 31	March 31	Percent Change
	2016	2015	2016 vs 2015
Service revenues	21,390	20,951	2.1%
License fees and other income	27	97	(72.2%)
TOTAL REVENUES	21,417	21,048	1.8%
Model costs	15,109	14,902	1.4%
REVENUES NET OF MODEL COSTS	6,308	6,146	2.6%
GROSS PROFIT MARGIN	29.5%	29.2%
Salaries and service costs	4,189	3,727	12.4%
Office and general expenses	1,624	1,174	38.3%
Amortization and depreciation	104	127	(18.1%)
Corporate overhead	293	280	4.6%
OPERATING INCOME	98	838	(88.3%)
OPERATING MARGIN	0.5%	4.0%
Foreign exchange gain (loss)	4	(77)
Loss from unconsolidated subsidiary	(37)	(24)	54.2%
INCOME BEFORE INCOME TAXES	65	737	(91.2%)
Income taxes expense	(189)	(364)
Effective tax rate	290.8%	49.4%
NET INCOME	(124)	373	(133.2%)

Service Revenues

Generally, the Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The 2.1% increase in total service revenues consisted of recurring core model bookings. Some boards of the core modeling business experienced positive growth during the quarter ended March 31, 2016 when compared to the quarter ended March 31, 2015. The increase was driven primarily by growth from London.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 72.2% for the quarter ended March 31, 2016, when compared to quarter ended in March 31, 2015 due to a reduction in the number of licensed affiliates.

Gross Profit Margin

Gross profit margins increased by 0.3% of revenue in the quarter ended March 31, 2016, when compared to the quarter ended March 31, 2015 as a result of the increase in revenues exceeding the increase in model costs.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and travel & entertainment required to deliver the Company’s services to its clients and talent. The increase in salaries and service costs when comparing the quarter ended March 31, 2016 to the quarter ended March 31, 2015 was primarily due to severance costs to the Company’s former Chief Executive Officer and another former employee of $283 in the first quarter of 2016.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost. These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. During the quarter ended March 31, 2016, office and general expenses increased when compared to quarter ended March 31, 2015, primarily due to recruiting fees of $165 related to the hiring of the Company’s new Chief Executive Officer in January 2016 and $160 accrual for non-income tax expenses owed.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles. During the quarter ended March 31, 2016, depreciation and amortization expense decreased by 18.1% primarily due to several intangible assets being fully amortized during the first quarter of 2016. Fixed asset purchases (mostly related to technology) totaled approximately $364 and $158 during the quarters ended March 31, 2016 and March 31, 2015, respectively.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, insurance, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 4.6% for the quarter ended March 31, 2016, when compared to the quarter ended March 31, 2015, primarily due to costs incurred to enhance the Company’s internal control processes.

Operating Margin

Operating margin for the quarter ended March 31, 2016, decreased from 4.0% to 0.5% when compared to the quarter ended March 31, 2015, primarily as a result of severance, recruiting and non-income tax expenses incurred in 2016.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the quarters ended March 31, 2016 and March 31, 2015.

Foreign Currency Translation

The Company realized nominal foreign currency exchange gain during the quarter ended March 31, 2016 as compared to a loss in the same period of the prior year due to fluctuations in currencies from Latin America, Great Britain and Europe.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible or attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2015, the Company had federal income tax loss carryforwards of approximately $1.2 million, which are expected to be fully utilized upon filing the Company’s 2015 income tax return during 2016. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

During the quarter ended March 31, 2016, the Company incurred $164 of income taxes related to a change in deferred taxes resulting from the cancellation of stock options of the Company’s former Chief Executive Officer. Realization of the Company’s carryforwards is dependent on future taxable income. As defined in the Internal Revenue Code, ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

Liquidity and Capital Resources

The Company’s cash balance decreased to $2.9 million at March 31, 2016, from $4.6 million at December 31, 2015. For the quarter ended March 31, 2016, cash balances decreased primarily as a result of cash flows used by operations of approximately $1.3 million and approximately $0.4 million of capital expenditures. $0.3 million of the capital expenditures during the first quarter of 2016 related to the upgrade of the Company’s accounting and reporting software. Cash flows from operating activity include the use of cash from an increase in accounts receivables driven by increased revenues during the quarter ended March 31, 2016 compared to the quarter ended December 31, 2015. The increase in revenues usually negatively impacts cash flows as typically, the collection of customer receivables averages greater than 60 days, while the Company’s operating expenses usually have shorter payment terms.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

As of March 13, 2016, the Company had no outstanding borrowings under its revolving or term credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

Effect of Inflation

Inflation has not historically been a material factor affecting the Company’s business. General operating expenses, such as salaries, employee benefits, insurance and occupancy costs are subject to normal inflationary pressures.

Critical Accounting Policies

Basis of Presentation

The financial statements include the consolidated accounts of Wilhelmina and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

In compliance with generally accepted accounting principles in United States of America, when reporting revenue gross as a principal versus net as an agent, the Company assesses whether the Company, the model or the talent is the primary obligor. The Company evaluates the terms of its model, talent and client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or talent selection and credit risk the Company undertakes. The Company operates broadly as a modeling agency and in those relationships with models and talents where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue when earned and collectability is reasonably assured, and the related costs incurred to the model or talent as model or talent cost. In other model and talent relationships, where the Company believes the key indicators suggest the Company acts as an agent on behalf of the model or talent, the Company records revenue when earned and collectability is reasonably assured, net of pass-through model or talent cost.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the quarters ended March 31, 2016 and March 31, 2015.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of March 31, 2016, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting company

Item 4.   Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information it is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer, or persons performing similar functions, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

On October 24, 2013, a purported class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second Amended Complaint.  Plaintiffs’ Second Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Second Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Second Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the claims in the Second Amended Complaint. The motion to dismiss has been fully briefed, and the Court has scheduled a hearing on the motion to dismiss for May 2016. The Company believes the claims asserted in the Second Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On August 20, 2015, a lawsuit was brought against the Company and the Company’s former Chief Accounting Officer by a former employee of Wilhelmina model, Angel Betancourt (the “Plaintiff”). The lawsuit alleges that the Plaintiff was discriminated against during his time of employment and upon his termination. The lawsuit further alleges that the Plaintiff was not compensated due to FLSA misclassification by the Company. The Company has provided documentation to the Plaintiff’s counsel that suggests that the Plaintiff unlikely was due additional compensation during the time of employment. The proceeding is in the preliminary stages, and by agreement with the Plaintiff further action in the lawsuit has been abated pending ongoing settlement discussions. The Company expects that the lawsuit will be resolved within the limits of the Company¹s insurance coverage.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

During the first quarter, in relation to two termination agreements with former employee, the Company recorded $283 of severance expense. $126 of this severance was paid in the first quarter of 2016. The remaining $157 will be paid in the second quarter of 2016.

Item 1.A.    Risk Factors.

Not required for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

The following table furnishes information for purchases made pursuant to the stock repurchase program during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1-31, 2016	6,716	$6.75	690,370	309,630
February 1-29, 2016	-	$-	690,370	309,630
March 1-31, 2016	-	$-	690,370	309,630
Total	6,716	$6.75

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, dated January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, dated July 10, 2014).
3.3	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, dated May 18, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).
4.2	Rights Agreement, dated as of July 10, 2006, by and between New Century Equity Holdings Corp. and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.2 to Form 8-K, dated July 10, 2006).
4.3	Form of Rights Certificate (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 10, 2006).
4.4	Amendment to Rights Agreement, dated August 25, 2008, by and between New Century Equity Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 26, 2008).
4.5	Second Amendment to Rights Agreement, dated July 20, 2009, by and between the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 21, 2009).
4.6	Third Amendment to Rights Agreement, dated February 9, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated February 10, 2010).
4.7	Fourth Amendment to Rights Agreement, dated March 26, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated March 30, 2010).

4.8	Fifth Amendment to Rights Agreement, dated April 29, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated May 3, 2010).
4.9	Sixth Amendment to Rights Agreement, dated June 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated June 2, 2010).
4.10	Seventh Amendment to Rights Agreement, dated July 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 2, 2010).
4.11	Eighth Amendment to Rights Agreement, dated August 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 2, 2010).
4.12	Ninth Amendment to Rights Agreement, dated September 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated September 2, 2010).
4.13	Tenth Amendment to Rights Agreement, dated October 1, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated October 1, 2010).
4.14	Eleventh Amendment to Rights Agreement, dated October 18, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated October 21, 2010).
4.15	Twelfth Amendment to Rights Agreement, dated December 8, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated December 9, 2010).
4.16	Thirteenth Amendment to Rights Agreement, dated April 23, 2013, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated April 23, 2013).
4.17	Fourteenth Amendment to Rights Agreement, dated July 10, 2014, by and between Wilhelmina International, Inc. and The Bank of New York Mellon Trust Company (incorporated by reference from Exhibit 4.1 to the Form 8-K, dated July 10, 2014).
4.18	Letter Agreement, dated as of April 24, 2013, by and between Wilhelmina International, Inc. and Ronald L. Chez (incorporated by reference from Exhibit 10.1 to Form 8-K, dated April 23, 2013).
4.19	Registration Rights Agreement, dated August 25, 2008, by and among New Century Equity Holdings Corp., Dieter Esch, Lorex Investments AG, Brad Krassner, Krassner Family Investments, L.P. and Sean Patterson (incorporated by reference from Exhibit 10.2 to Form 8-K, dated August 26, 2008).
4.20	Registration Rights Agreement, dated February 13, 2009, by and between New Century Equity Holdings Corp. and Newcastle Partners, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K, dated February 18, 2009).
10.1	Employment Agreement dated January 26, 2016 between Wilhelmina International, Inc. and William Wackermann (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 1, 2016).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 13, 2016	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)

