Form 10-Q
period 2016-06-30
Wilhelmina International, Inc.
filed 2016-08-12
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016 the registrant had 5,781,668 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,476	$4,556
Accounts receivable, net of allowance for doubtful accounts $1,120 and $1,041, respectively	17,342	13,184
Deferred tax asset	1,369	1,358
Prepaid expenses and other current assets	370	191
Total current assets	22,557	19,289

Property and equipment, net of accumulated depreciation of $1,183 and $1,026, respectively	2,704	2,111

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,478 and $8,431 respectively	257	306
Goodwill	13,192	13,192
Other assets	307	405

TOTAL ASSETS	$47,484	$43,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,587	$3,772
Due to models	11,843	9,745
Contingent consideration to seller	67	-
Total current liabilities	16,497	13,517

Long term liabilities:
Contingent consideration to seller	-	67
Deferred income tax liability	2,679	2,407
Total long-term liabilities	2,679	2,474

Total liabilities	19,176	15,991

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 6,472,038 shares issued	65	65
Treasury stock, 690,370 and 683,654 shares, respectively, at cost	(2,163)	(2,118)
Additional paid-in capital	87,146	86,987
Accumulated deficit	(56,690)	(57,143)
Accumulated other comprehensive income	(50)	(12)
Total shareholders’ equity	28,308	27,779

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,484	$43,770

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues
Service revenues	$22,242	$21,538	$43,632	$42,489
License fees and other income	27	132	54	229
Total revenues	22,269	21,670	43,686	42,718

Model costs	15,955	15,643	31,064	30,545

Revenues net of model costs	6,314	6,027	12,622	12,173

Operating expenses
Salaries and service costs	3,697	3,758	7,886	7,485
Office and general expenses	1,262	1,125	2,886	2,299
Amortization and depreciation	102	125	206	252
Corporate overhead	283	262	576	542
Total operating expenses	5,344	5,270	11,554	10,578
Operating income	970	757	1,068	1,595

Other income:
Foreign exchange gain (loss)	3	(21)	7	(98)
Gain (loss) from an unconsolidated affiliate	43	9	6	(15)
Total other income (expense)	46	(12)	13	(113)

Income before provision for income taxes	1,016	745	1,081	1,482

Provision for income taxes:
Current	(354)	(145)	(367)	(351)
Deferred	(85)	(227)	(261)	(385)
Income tax expense	(439)	(372)	(628)	(736)

Net income	$577	$373	$453	$746

Other comprehensive income
Foreign currency translation income (expense)	(23)	9	(38)	11
Total comprehensive income	554	382	415	757

Basic net income per common share	$0.10	$0.06	$0.08	$0.13
Diluted net income per common share	$0.10	$0.06	$0.08	$0.13

Weighted average common shares outstanding-basic	5,845	5,852	5,844	5,852
Weighted average common shares outstanding-diluted	5,857	5,955	5,857	5,955

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATE STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income:	$453	746
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	206	252
Share based payment expense	159	106
Deferred income taxes	261	385
Bad debt expenses	20	-
Changes in operating assets and liabilities:
Accounts receivable	(4,178)	(3,253)
Prepaid expenses and other current assets	(179)	(186)
Other assets	98	(54)
Due to models	2,098	393
Accounts payable and accrued liabilities	816	(357)
Net cash used in operating activities	(246)	(1,968)

Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired (Note 3)	-	(282)
Purchase of property and equipment	(751)	(476)
Net cash used in investing activities	(751)	(758)

Cash flows from financing activities:
Purchase of treasury stock	(45)	(97)
Net cash used in financing activities	(45)	(97)

Foreign currency effect on cash flows:	(38)	11

Net change in cash and cash equivalents:	(1,080)	(2,812)
Cash and cash equivalents, beginning of period	4,556	5,869
Cash and cash equivalents, end of period	3,476	3,057

Non-cash investing and financing activities:
Issuance of contingent consideration to seller	$-	$171

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$34	$105

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Except as otherwise noted, all dollar amounts other than per share data are presented in thousands. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

The purchase price of $1,321 included $171 of discounted value of contingent consideration assuming London achieves certain performance benchmarks, due to the seller post-closing. The purchase price net of cash acquired was $453 of which $282 was paid at the time of the closing. The Company reduced the contingent consideration to $67 because London did not achieve the initial benchmark at December 31, 2015. The remaining contingent consideration payable is due on February 4, 2017, if London achieves its performance benchmark for the year ending December 31, 2016.

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

(in thousands)
Fair value of operating assets acquired:
Cash	$868
Accounts receivable	355
Other current assets	10
Equipment	15
Total operating assets acquired	1,248
Fair value of intangible assets acquired:
Other intangible assets with finite lives	400
Goodwill	629
Total intangible assets acquired	1,029
Total assets acquired	2,277
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	360
Due to models	511
Seller indemnification	8
Deferred income tax liability	77
Total liabilities assumed	956
Total net assets acquired	$1,321

The results of operations for London are included in the Company’s consolidated results from the effective date of the acquisition.

Note 4.  Foreign Currency Translation

The functional currency of London is the British Pound Sterling, and business is conducted in Chile using the Chilean Peso. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, revenues and expenses are translated at average monthly exchange rates and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of shareholders’ equity.

Note 5.  Line of Credit

On May 13, 2016, the Company entered into a Fifth Amendment to Credit Agreement with Amegy Bank National Association (“Amegy”). The amendment modified the Company’s fixed charge coverage ratio by eliminating certain non-recurring expenses from the calculation for the first and second quarters of fiscal 2016.

As amended to date, the credit agreement with Amegy provides a $7,000 facility comprised of a $4,000 revolving line of credit and up to a $3,000 term loan which may be drawn at any time on or before October 24, 2016.

The total availability of $7,000 is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20,000. The revolving line of credit is due on October 24, 2016 with interest paid monthly at prime plus 0.50%. The term loan, which is currently undrawn, would be payable in 60 monthly payments of interest only at 4.25% until November 2016, followed by 47 equal monthly payments of principal and interest computed based on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2019. The revolving facility contains the ability to issue up to $500 of standby letters of credit. Outstanding letters of credit reduce the Company’s availability under the facility.

As of June 30, 2016, the Company had no outstanding borrowings under the revolving credit facility or the term loan.

Note 6.  Commitments and Contingencies

On October 24, 2013, a purported class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second and now Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims, and oral argument on the motion was heard by the Court in June 2016.  The judge reserved decision and it is not known when the decision will be issued. The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another purported class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation.  On June 14, 2016, the Court stayed all proceedings in the Pressley Litigation until a decision is issued on the motion to dismiss in the Shanklin Litigation.  The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to vigorously defend the action.

On August 20, 2015, a lawsuit was brought against the Company and the Company’s former Chief Accounting Officer by a former employee, Angel Betancourt. The lawsuit alleges that the plaintiff was discriminated against during his time of employment and upon his termination. The lawsuit further alleges that the plaintiff was not compensated due to misclassification by the Company under the federal Fair Labor Standards Act. The proceeding is in the preliminary stages and, by agreement with the plaintiff, further action in the lawsuit has been abated pending ongoing settlement discussions. The Company expects that the lawsuit will be resolved within the limits of the Company¹s insurance coverage.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

During the six months ended June 30, 2016, the Company recorded $329 of severance expense in relation to two termination agreements with former employees, which has been fully paid as of June 30, 2016.

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible and income being attributable to certain states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2015, the Company had federal income tax loss carryforwards of approximately $1,200, which are expected to be fully utilized upon filing the Company’s 2015 income tax return during 2016. The Company also operates and pays taxes in international jurisdictions.

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

From 2012 through June 30, 2016, the Company has repurchased 690,370 shares of Common Stock at an average price of approximately $3.14 per share, for a total of approximately $2,163 under the foregoing stock repurchase program. During the second quarter ended June 30, 2016, no additional shares were repurchased.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. Clinton J. Coleman (Managing Director at NCM) and James A. Dvorak (Managing Director at NCM) also serve as directors of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 and $15 for the three and six months ended June 30, 2016 and June 30, 2015 respectively. The Company did not owe NCM any amounts under the services agreement as of June 30, 2016.

The Company has an agreement with the unconsolidated Wilhelmina Kids affiliate to provide management and administrative services, as well as sharing of space. Management fee and rental income from the unconsolidated affiliate amounted to approximately $27.5 and $55 for the three and six months ended June 30, 2016 and 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2016 and 2015. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. Except as otherwise noted, all dollar amounts other than per share data are presented in thousands.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” as such term is defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward looking statement relating to the Company and its subsidiaries are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.  Such statements are subject to risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the SEC.  Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where the Company competes with other leading full service agencies, Wilhelmina competed successfully during the first half of 2016.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness and consideration among advertisers and potential talent;
•	expand the Wilhelmina network through strategic geographic market development;
•	expand the women’s high end fashion board;
•	expand celebrity representation;
•	expand the network of licensee agencies; and
•	promote model search contests, and events and partnering on media projects (television, film, books, etc.).

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

Analysis of Consolidated Statements of Operations

(in thousands)

	Three Months Ended			Six Months Ended
	June 30	June 30	% Change	June 30	June 30	% Change
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Service revenues	22,242	21,538	3.3%	43,632	42,489	2.7%
License fees and other income	27	132	(79.5%)	54	229	(76.4%)
TOTAL REVENUES	22,269	21,670	2.8%	43,686	42,718	2.3%
Model costs	15,955	15,643	2.0%	31,064	30,545	1.7%
REVENUES NET OF MODEL COSTS	6,314	6,027	4.8%	12,622	12,173	3.7%
GROSS PROFIT MARGIN	28.4%	27.8%		28.9%	28.5%
Salaries and service costs	3,697	3,758	(1.6%)	7,886	7,485	5.4%
Office and general expenses	1,262	1,125	12.2%	2,886	2,299	25.5%
Amortization and depreciation	102	125	(18.4%)	206	252	(18.3%)
Corporate overhead	283	262	8.0%	576	542	6.3%
OPERATING INCOME	970	757	28.1%	1,068	1,595	(33.0%)
OPERATING MARGIN	4.4%	3.5%		2.4%	3.7%
Foreign exchange gain (loss)	3	(21)	114.3%	7	(98)	107.1%
Gain (loss) from unconsolidated subsidiary	43	9	377.8%	6	(15)	140.0%
INCOME BEFORE INCOME TAXES	1,016	745	36.4%	1,081	1,482	(27.1%)
Income taxes expense	(439)	(372)	18.0%	(628)	(736)	(14.7%)
Effective tax rate	43.2%	49.9%		58.1%	49.7%
NET INCOME	577	373	54.7%	453	746	(39.3%)

Service Revenues

Generally, the Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The 3.3% and 2.7% increase in total service revenues for the three and six months ended June 30, 2016 when compared to three and six months ended June 30, 2015 consisted primarily of recurring core model bookings. Most of the core modeling business experienced growth during the second quarter ended June 30, 2016, aided by the addition of London.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 79.5% and 76.4% for the three and six months ended June 30, 2016, when compared to three and six months ended June 30, 2015, primarily due to a reduction in the number of licensed affiliates.

Gross Profit Margin

Gross profit margins increased by 0.6% and 0.4% for the three and six months ended June 30, 2016, when compared to the three and six months ended June 30, 2015, primarily due to the reduction in higher margin license fees and other income, and an overall increase in model costs.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E required to deliver the Company’s services to its clients and talent. The decrease in salaries and service costs by 1.6% for the three months ended in June 30, 2016 when comparing to the three months ended June 30, 2015, was primarily due to the Company reduction in T&E expenses. For the six months ended in June 30, 2016 when compared to six months ended in June 30, 2015, the increase of 5.4% was primarily due to severance payments to former employees of $329 during the first six months of 2016.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost. These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. For the three and six months ended June 30, 2016, office and general expenses increased by 12.2% and 25.5% when compared to the three and six months ended June 30, 2015, primarily due to recruiting fees related to the hiring of the Company’s new Chief Executive Officer in January 2016, the hiring of the Company’s new Chief Financial Officer in April 2016, and a $159 accrual for non-income tax expenses during the first half of 2016.

Amortization and Depreciation

Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles. During the three and six months ended June 30, 2016, depreciation and amortization expenses decreased by 18.4% and 18.3% respectively; primarily due to several intangible assets becoming fully amortized. Fixed asset purchases (primarily related to technology) totaled $387 and $751 during the three and six months ended June 30, 2016 compared to $318 and $476 for the three and six months ended June 30, 2015 respectively.

Corporate Overhead

Corporate overhead expenses include director and executive chairman compensation, insurance, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 8.0% and 6.3% for the three and six months ended in June 30, 2016 when compared to the three and six months ended in June 30, 2015 primarily due to increase cost for legal services.

Operating Margin

Operating margin increased to 4.4% for the three months ended June 30, 2016 compared to 3.5% for the three months ended June 30, 2015. The increase for the three months ended June 30, 2016 was primarily as a result of higher revenue and gross profit margin.

Operating margin decreased to 2.4% for the six months ended June 30, 2016 compared to 3.7% for the same period of 2015 primarily due to severance payments and recruiting fees.

Asset Impairment Assessment

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three and six months ended June 30, 2016 and June 30, 2015.

Foreign Currency Translation

The Company realized nominal foreign currency exchange gain during the three and six months ended June 30, 2016 as compared to a loss in the same period of the prior year primarily due to fluctuations in currencies from Latin America, Great Britain and Europe in the prior year.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible and income being attributable to certain states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2015, the Company had federal income tax loss carryforwards of approximately $1,200, which are expected to be fully utilized upon filing the Company’s 2015 income tax return during 2016.

Liquidity and Capital Resources

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

The Company’s cash balance decreased to $3,476 at June 30, 2016, from $4,556 at December 31, 2015. For the first half of 2016, cash balances decreased primarily as a result of cash flows used by operations of approximately $246 and approximately $751 of capital expenditures, of which $547 related to the upgrade of the Company’s accounting and reporting software. The use of cash flow by operating activity primarily resulted from an increase in accounts receivables driven by increased revenues during the first half of 2016.

The Company has a credit agreement with Amegy Bank National Association (“Amegy”) which, as amended to date, provides a $7,000 facility comprised of a $4,000 revolving line of credit and up to a $3,000 term loan which may be drawn at any time on or before October 24, 2016. The total availability of $7,000 is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20,000. The revolving line of credit is due on October 24, 2016 with interest paid monthly at prime plus 0.50%. The term loan, which is currently undrawn, would be payable in 60 monthly payments of interest only at 4.25% until November 2016, followed by 47 equal monthly payments of principal and interest computed based on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2019. The revolving facility contains the ability to issue up to $500 of standby letters of credit. Outstanding letters of credit reduce the Company’s availability under the facility. As of June 30, 2016, the Company had no outstanding borrowings under the revolving credit facility or the term loan.

Management believes that cash on hand, generated from operations and available under the Amegy credit agreement will be sufficient to fund operations for the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company had outstanding a $222 irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

Goodwill and Intangible Assets

Goodwill consists primarily of customer and talent relationships arising from past business acquisitions. Intangible assets with finite lives are amortized over useful lives ranging from two to seven years. Goodwill and intangible assets with indefinite lives are not subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests.

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the quarters ended June 30, 2016 and June 30, 2015.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of June 30, 2016, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized.  In addition, the Company continuously evaluates its tax contingencies.

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

Not required for smaller reporting company.

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

On October 24, 2013, a purported class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs have retained substitute counsel, who has filed a Second and now Third Amended Complaint.  Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims, and oral argument on the motion was heard by the Court in June 2016. The judge reserved decision and it is not known when the decision will be issued. The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another purported class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation. On June 14, 2016, the Court stayed all proceedings in the Pressley Litigation until a decision is issued on the motion to dismiss in the Shanklin Litigation.  The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to vigorously defend the action.

On August 20, 2015, a lawsuit was brought against the Company and the Company’s former Chief Accounting Officer by a former employee, Angel Betancourt. The lawsuit alleges that the plaintiff was discriminated against during his time of employment and upon his termination. The lawsuit further alleges that the plaintiff was not compensated due to misclassification by the Company under the federal Fair Labor Standards Act. The proceeding is in the preliminary stages, and by agreement with the Plaintiff further action in the lawsuit has been abated pending ongoing settlement discussions. The Company expects that the lawsuit will be resolved within the limits of the Company¹s insurance coverage.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding Common Stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of Common Stock. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of Common Stock and may be modified or suspended at any time at the Company’s discretion. No shares were purchased during the second quarter ended June 30, 2016.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, dated January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, dated July 10, 2014).
3.3	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, dated May 18, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).
4.2	Rights Agreement, dated as of July 10, 2006, by and between New Century Equity Holdings Corp. and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.2 to Form 8-K, dated July 10, 2006).
4.3	Form of Rights Certificate (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 10, 2006).
4.4	Amendment to Rights Agreement, dated August 25, 2008, by and between New Century Equity Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 26, 2008).

4.5	Second Amendment to Rights Agreement, dated July 20, 2009, by and between the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 21, 2009).
4.6	Third Amendment to Rights Agreement, dated February 9, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated February 10, 2010).
4.7	Fourth Amendment to Rights Agreement, dated March 26, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated March 30, 2010).
4.8	Fifth Amendment to Rights Agreement, dated April 29, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated May 3, 2010).
4.9	Sixth Amendment to Rights Agreement, dated June 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated June 2, 2010).
4.10	Seventh Amendment to Rights Agreement, dated July 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated July 2, 2010).
4.11	Eighth Amendment to Rights Agreement, dated August 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated August 2, 2010).
4.12	Ninth Amendment to Rights Agreement, dated September 2, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated September 2, 2010).
4.13	Tenth Amendment to Rights Agreement, dated October 1, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated October 1, 2010).
4.14	Eleventh Amendment to Rights Agreement, dated October 18, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated October 21, 2010).
4.15	Twelfth Amendment to Rights Agreement, dated December 8, 2010, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated December 9, 2010).
4.16	Thirteenth Amendment to Rights Agreement, dated April 23, 2013, by and between Wilhelmina International, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K, dated April 23, 2013).
4.17	Fourteenth Amendment to Rights Agreement, dated July 10, 2014, by and between Wilhelmina International, Inc. and The Bank of New York Mellon Trust Company (incorporated by reference from Exhibit 4.1 to the Form 8-K, dated July 10, 2014).
4.18	Letter Agreement, dated as of April 24, 2013, by and between Wilhelmina International, Inc. and Ronald L. Chez (incorporated by reference from Exhibit 10.1 to Form 8-K, dated April 23, 2013).
4.19	Registration Rights Agreement, dated August 25, 2008, by and among New Century Equity Holdings Corp., Dieter Esch, Lorex Investments AG, Brad Krassner, Krassner Family Investments, L.P. and Sean Patterson (incorporated by reference from Exhibit 10.2 to Form 8-K, dated August 26, 2008).
4.20	Registration Rights Agreement, dated February 13, 2009, by and between New Century Equity Holdings Corp. and Newcastle Partners, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K, dated February 18, 2009).
10.1	Letter agreement dated April 4, 2016, between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016).
10.2	Fifth Amendment to Credit Agreement dated May 13, 2016, by and among Wilhelmina International, Inc., Amegy Bank National Association and the guarantors’ signatory thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 17, 2016).
10.3	Amended and Restated Employment Agreement dated June 29, 2016, between Wilhelmina International, Inc. and William J. Wackermann (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 30, 2016).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 12, 2016	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)

