Form 10-Q
period 2016-09-30
Wilhelmina International, Inc.
filed 2016-11-14
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016 the registrant had 5,381,668 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Nine Months Ended September 30, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,678	$4,556
Accounts receivable, net of allowance for doubtful accounts $1,201 and $1,041, respectively	17,977	13,184
Deferred tax asset	1,522	1,358
Prepaid expenses and other current assets	390	191
Total current assets	23,567	19,289

Property and equipment, net of accumulated depreciation of $1,249 and $1,026, respectively	3,006	2,111

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,503 and $8,431 respectively	233	306
Goodwill	13,192	13,192
Other assets	297	405

TOTAL ASSETS	$48,762	$43,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,789	$3,772
Due to models	12,330	9,745
Contingent consideration to seller	97	-
Term loan - current	500	-
Total current liabilities	17,716	13,517

Long term liabilities:
Contingent consideration to seller	-	67
Deferred income tax liability	2,929	2,407
Term loan – long term	2,230	-
Total long-term liabilities	5,159	2,474

Total liabilities	22,875	15,991

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 6,472,038 shares issued at September 30, 2016 and December 31, 2015	65	65
Treasury stock, 1,090,370 and 683,654 shares, respectively, at cost	(4,893)	(2,118)
Additional paid-in capital	87,240	86,987
Accumulated deficit	(56,463)	(57,143)
Accumulated other comprehensive income	(62)	(12)
Total shareholders’ equity	25,887	27,779

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,762	$43,770

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2016	Sept 30, 2015	Sept 30, 2016	Sept 30, 2015
Revenues
Revenues	$20,880	$21,616	$64,512	$64,105
License fees and other income	28	216	82	445
Total revenues	20,908	21,832	64,594	64,550

Model costs	14,888	15,402	45,952	45,947

Revenues net of model costs	6,020	6,430	18,642	18,603

Operating expenses
Salaries and service costs	3,708	3,691	11,594	11,176
Office and general expenses	1,381	1,181	4,267	3,480
Amortization and depreciation	89	113	295	365
Corporate overhead	192	167	768	709
Total operating expenses	5,370	5,152	16,924	15,730
Operating income	650	1,278	1,718	2,873

Other income (expense):
Foreign exchange gain (loss)	1	(21)	8	(119)
Gain (loss) from an unconsolidated affiliate	5	(3)	11	(18)
Interest expense	(21)	-	(21)	-
Revaluation of contingent liability	(30)	-	(30)	-
Total other income (expense)	(45)	(24)	(32)	(137)

Income before provision for income taxes	605	1,254	1,686	2,736

Provision for income taxes:
Current	(281)	(135)	(648)	(486)
Deferred	(97)	(452)	(358)	(837)
Income tax (expense)	(378)	(587)	(1,006)	(1,323)

Net income	$227	$667	$680	$1,413

Other comprehensive income
Foreign currency translation (expense)	(12)	(15)	(50)	(4)
Total comprehensive income	215	652	630	1,409

Basic net income per common share	$0.04	$0.11	$0.12	$0.24
Diluted net income per common share	$0.04	$0.11	$0.12	$0.24

Weighted average common shares outstanding-basic	5,586	5,843	5,716	5,856
Weighted average common shares outstanding-diluted	5,637	5,946	5,768	5,958

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATE STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income:	$680	1,413
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	295	364
Share based payment expense	253	176
Revaluation of contingent liability to seller	30	-
Deferred income taxes	358	838
Bad debt expenses	40	-
Changes in operating assets and liabilities:
Accounts receivable	(4,832)	(4,565)
Prepaid expenses and other current assets	(199)	(89)
Other assets	108	(226)
Due to models	2,585	676
Accounts payable and accrued liabilities	1,017	(925)
Net cash provided by (used in) operating activities	335	(2,338)

Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired (Note 3)	-	(282)
Purchase of property and equipment	(1,118)	(696)
Net cash used in investing activities	(1,118)	(978)

Cash flows from financing activities:
Purchase of treasury stock	(2,775)	(447)
Proceeds from term loan	2,730	-
Net cash used in financing activities	(45)	(447)

Foreign currency effect on cash flows:	(50)	(4)

Net change in cash and cash equivalents:	(878)	(3,767)
Cash and cash equivalents, beginning of period	4,556	5,869
Cash and cash equivalents, end of period	3,678	2,102

Non-cash investing and financing activities:
Issuance of contingent consideration to seller	$-	$171

Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$-
Cash paid for income taxes	$320	$235

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

The purchase price of $1,321 included $171 of discounted value of contingent consideration assuming London achieves certain performance benchmarks, due to the seller post-closing. The purchase price net of cash acquired was $453 of which $282 was paid at the time of the closing. The Company reduced the contingent consideration to $67 because London did not achieve the initial benchmark at December 31, 2015. As of September 30, 2016, the Company increased the contingent consideration by $30 based on London’s expectation of meeting its benchmark for 2016. The remaining $97 of contingent consideration is due on February 4, 2017.

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

Note 5.  Line of Credit

As of September 30, 2016, the Company had a credit agreement with Amegy Bank (“Amegy”) which, as then amended, provided a $7,000 facility comprised of a $4,000 revolving line of credit and up to a $3,000 term loan which could be drawn at any time on or before October 24, 2016. Borrowing under this facility was subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20,000. The revolving line of credit bore interest at prime plus 0.50% payable monthly.

 On August 16, 2016, the Company drew $2,730 of the term loan and used the proceeds to fund the purchase of shares of its common stock from Lorex Investment AG (“Lorex”). The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

The revolving line of credit with Amegy expired by its terms on October 24, 2016. However, on November 9, 2016, the Company and Amegy entered into a Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note which extended the $4,000 revolving line of credit on the same terms for one year until October 24, 2017. The term loan with Amegy was unaffected by this amendment.

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

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible and income being attributable to certain states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2015, the Company had federal income tax loss carryforwards of approximately $1,200, which were fully utilized upon filing the Company’s 2015 income tax return during 2016. The Company also operates and pays taxes in international jurisdictions.

Note 8.  Treasury Stock

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. On August 12, 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion.

On August 16, 2016, the Company repurchased 400,000 shares of its common stock in a privately negotiated transaction with Lorex. Lorex is an affiliate of Horst-Dieter Esch, a director of the Company. Mr. Esch recused himself from all deliberations of the Board of Directors with respect to the stock repurchase from Lorex. From 2012 through September 30, 2016, the Company has repurchased 1,090,370 shares of common stock at an average price of approximately $4.49 per share, for a total of approximately $4,893 under the stock repurchase program. As a result, the repurchase of an additional 409,630 shares are presently authorized under the stock repurchase program.

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

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 and $22.5 for the three and nine months ended September 30, 2016 and 2015. The Company did not owe NCM any amounts under the services agreement as of September 30, 2016.

The Company has an agreement with the unconsolidated Wilhelmina Kids affiliate to provide management and administrative services, as well as sharing of office space. Management fees and rental income from the unconsolidated affiliate amounted to approximately $27.5 and $82.5 for the three and nine months ended September 30, 2016 and 2015.

On August 16, 2016, the Company entered into a Stock Purchase Agreement with Lorex, pursuant to which the Company purchased from Lorex 400,000 shares of the Company’s common stock at a price of $6.83 per share, resulting in an aggregate purchase price of $2,730. Lorex is an affiliate of Horst-Dieter Esch, a director of the Company.

Note 10. Subsequent Events

On November 9, 2016, the Company and Amegy entered into a Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note which extended the $4,000 revolving line of credit on the same terms for one year until October 24, 2017. The term loan with Amegy was unaffected by this amendment.

 Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for Wilhelmina International, Inc. and its subsidiaries (collectively, “Wilhelmina” or the “Company”) for the three and nine months ended September 30, 2016 and 2015. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. Except as otherwise noted, all dollar amounts other than per share data are presented in thousands.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” as such term is defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward looking statement relating to the Company and its subsidiaries are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission (the “SEC”). Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where the Company competes with other leading full service agencies, Wilhelmina competed successfully through the third quarter of 2016.

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

In January 2015, the Company purchased 100% of the outstanding shares of Union Models Management Ltd. in London and renamed it Wilhelmina London Limited (“London”). The strategic acquisition of London establishes a footprint for the Company and the brand in Western Europe. London also serves as a base of operations to service the Company’s European clients, and as a new talent development office for European models and artists.

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

Analysis of Consolidated Statements of Operations and Gross Billings

 (in thousands)

	Three Months Ended			Nine Months Ended
	Sept 30	Sept 30	% Change	Sept 30	Sept 30	% Change
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Service revenues	20,880	21,616	(3.4%)	64,512	64,105	0.6%
License fees and other income	28	216	(87.0%)	82	445	(81.6%)
TOTAL REVENUES	20,908	21,832	(4.2%)	64,594	64,550	0.1%
Model costs	14,888	15,402	(3.3%)	45,952	45,947	0.0%
REVENUES NET OF MODEL COSTS	6,020	6,430	(6.4%)	18,642	18,603	0.2%
GROSS PROFIT MARGIN	28.8%	29.5%		28.9%	28.8%
Salaries and service costs	3,708	3,691	0.5%	11,594	11,176	3.7%
Office and general expenses	1,381	1,181	16.9%	4,267	3,480	22.6%
Amortization and depreciation	89	113	(21.2%)	295	365	(19.2%)
Corporate overhead	192	167	15.0%	768	709	8.3%
OPERATING INCOME	650	1,278	(49.1%)	1,718	2,873	(40.2%)
OPERATING MARGIN	3.1%	5.9%	*	2.7%	4.5%	*
Foreign exchange gain (loss)	1	(21)	*	8	(119)	*
Gain (loss) from unconsolidated subsidiary	5	(3)	*	11	(18)	*
Interest Expense	(21)	-	*	(21)	-	*
Revaluation of contingent liability	(30)	-	*	(30)	-	*
INCOME BEFORE INCOME TAXES	605	1,254	(51.8%)	1,686	2,736	(38.4%)
Income taxes expense	(378)	(587)	(35.6%)	(1,006)	(1,323)	(24.0%)
Effective tax rate	62.5%	46.8%		59.7%	48.4%
NET INCOME	227	667	(66.0%)	680	1,413	(51.9%)

* Not Meaningful

Service Revenues

Generally, the Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The decrease of 3.4% in total service revenues for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 was primarily due to a decrease in core model bookings in the United States partially offset by increased core model bookings in London.

When comparing total service revenue for the nine months ended September 30, 2016, to the nine months ended in September 30, 2015, the total service revenue increased by 0.6%, essentially flat compared to the prior year.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 87.0% and 81.6% for the three and nine months ended September 30, 2016, when compared to the three and nine months ended September 30, 2015, primarily due to a reduction in the number of licensed affiliates.

Gross Profit Margin

Gross profit margins decreased by 0.7% for the three months ended September 30, 2016, when compared to the three months ended September 30, 2015, primarily due to the reduction in higher margin license fees and other income.

When comparing the nine months ended in September 30, 2016 to the nine months ended in September 30, 2015, the gross profit margin increased by 0.1%, essentially flat compared to the prior year.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E required to deliver the Company’s services to its clients and talent. The salaries and service costs for the three months ended in September 30, 2016, when comparing to the three months ended September 30, 2015, was relatively unchanged.

When comparing salaries and service costs for the nine months ended September 30, 2016, to the nine months ended September 30, 2015, there was an increase of 3.7%, which was primarily due to severance payments to former employees of $329 which were incurred during the first nine months of 2016.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost. These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. For the three and nine months ended September 30, 2016, the office and general expenses increased by 16.9% and 22.6% when compared to the three and nine months ended September 30, 2015, primarily due to an increase in legal costs, recruiting fees related to the hiring of the Company’s new Chief Executive Officer in January 2016 and new Chief Financial Officer in April 2016, and a $159 accrual for non-income tax expenses.

Amortization and Depreciation

Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and certain intangibles. During the three and nine months ended September 30, 2016, depreciation and amortization expenses decreased by 21.2% and 19.2% respectively; primarily due to several intangible assets becoming fully amortized.

Fixed asset purchases (primarily related to technology) totaled $367 and $1,118 during the three and nine months ended September 30, 2016 compared to $220 and $696 for the three and nine months ended September 30, 2015. Depreciation expense is expected to increase beginning with the fourth quarter of 2016 due to the Company’s new accounting and reporting software being placed into service, which has an expected useful life of five years.

Corporate Overhead

Corporate overhead expenses include director and executive chairman compensation, insurance, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 15.0% and 8.3% for the three and nine months ended in September 30, 2016 when compared to the three and nine months ended in September 30, 2015 primarily due to services cost.

Operating Margin

Operating margin decreased to 3.1% and 2.7% for the three and nine months ended September 30, 2016 compared to 5.9% and 4.5% for the three and nine months ended September 30, 2015. The decrease was primarily as a result of increases in legal costs, and severance payments and recruiting fees during the first nine months of 2016.

Foreign Currency Translation

The Company realized nominal foreign currency exchange gain during the three and nine months ended September 30, 2016 as compared to a loss in the same period of the prior year primarily due to fluctuations in currencies from Latin America, Great Britain and Europe in the prior year.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state taxes, not federal taxes. The Company operates in three states which have relatively high tax rates: California, New York and Florida. The Company’s combined (federal and state) effective tax rate would have been even higher in prior years if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2015, the Company had federal income tax loss carryforwards of approximately $1,200, which were subsequently fully utilized.

Liquidity and Capital Resources

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

The Company’s cash balance decreased to $3,678 at September 30, 2016, from $4,556 at December 31, 2015. For the nine months ended in September 30, 2016, cash balances decreased primarily as a result of capital expenditures of approximately $1,118, of which $893 related to the upgrade of the Company’s accounting and reporting software.

The Company has a credit agreement with Amegy Bank (“Amegy”) which, as of September 30 2016, provided a $7,000 facility comprised of a $4,000 revolving line of credit and up to a $3,000 term loan which could be drawn at any time on or before October 24, 2016. Borrowing under this facility was subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20,000. The revolving line of credit bore interest at prime plus 0.50% payable monthly.

On August 16, 2016, the Company drew $2,730 of the term loan and used the proceeds to fund the purchase of shares of its common stock from Lorex. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

The revolving line of credit with Amegy expired by its terms on October 24, 2016. However, on November 9, 2016, the Company and Amegy entered into a Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note (the “Sixth Amendment”) which extended the $4,000 revolving line of credit on the same terms for one year until October 24, 2017. The term loan with Amegy was unaffected by this amendment.

Management believes that cash on hand, generated from operations and available under the Amegy revolving line of credit, will be sufficient to fund operations for the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the quarters ended September 30, 2016 and September 30, 2015.

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

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Item 1.A. Risk Factors.

Not required for smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. On August 12, 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion.

On August 16, 2016, the Company repurchased 400,000 shares of its common stock in a privately negotiated transaction with Lorex. Lorex is an affiliate of Horst-Dieter Esch, a director of the Company. Mr. Esch recused himself from all deliberations of the Board of Directors with respect to the stock repurchase from Lorex. From 2012 through September 30, 2016, the Company has repurchased 1,090,370 shares of common stock at an average price of approximately $4.49 per share, for a total of approximately $4,893 under the stock repurchase program. As a result, the repurchase of an additional 409,630 shares are presently authorized under the stock repurchase program.

The following table furnishes information for purchases made pursuant to the stock repurchase program during the third quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1-31, 2016	-	$-	690,370	309,630
August 1-31, 2016	400,000	$6.83	1,090,370	409,630
September 1-30, 2016	-	$-	1,090,370	409,630
Total	400,000	$6.83

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2016, the Company and Amegy entered into the Sixth Amendment which extended the $4,000 revolving line of credit with Amegy on the same terms for one year until October 24, 2017. The term loan with Amegy was unaffected by this amendment.

The foregoing description of the Sixth Amendment is qualified in its entirety by reference to the definitive agreement filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, dated January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, dated July 10, 2014).
3.3	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, dated May 18, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).
4.2	Registration Rights Agreement, dated August 25, 2008, by and among New Century Equity Holdings Corp., Dieter Esch, Lorex Investments AG, Brad Krassner, Krassner Family Investments, L.P. and Sean Patterson (incorporated by reference from Exhibit 10.2 to Form 8-K, dated August 26, 2008).
4.3	Registration Rights Agreement, dated February 13, 2009, by and between New Century Equity Holdings Corp. and Newcastle Partners, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K, dated February 18, 2009).
10.1	Stock Purchase Agreement dated August 16, 2016, between Wilhelmina International, Inc. and Lorex Investment AG (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 17, 2016).
10.2	Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note dated November 9, 2016, between Wilhelmina International, Inc. and Amegy Bank.*
31.1 31.2

Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*

Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act.*
101. INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)