Form 10-K
period 2016-12-31
Wilhelmina International, Inc.
filed 2017-03-23
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [x] No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $16.5 million.

As of March 23, 2017, the registrant had 5,381,668 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

2

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2016

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” as such term is defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relating to Wilhelmina International, Inc. (together with its subsidiaries the “Company” or “Wilhelmina”) are based on the beliefs of the Company’s management as well as information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such forward-looking statements include, in particular, projections about the Company’s future results, statements about its plans, strategies, business prospects, changes and trends in its business and the markets in which it operates. Additionally, statements concerning future matters such as gross billing levels, revenue levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or the Company’s future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of its business or its industry to be materially different from those expressed or implied by any forward-looking statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not undertake any obligation to publicly update these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

PART I

ITEM 1.	BUSINESS

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, Chicago, and London, as well as a network of licensees in various local markets in the U.S. and several international markets. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies. The Company was incorporated in the State of Delaware in 1996.

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

The fashion model/talent management industry can be divided into many subcategories, including advertising campaigns as well as catalog/e-commerce, runway, showroom and editorial work. Advertising work involves modeling for advertisements featuring consumer products such as cosmetics, clothing and other items to be placed in magazines and newspapers, on billboards and with other types of media. Catalog and e-commerce work involves modeling of products to be sold through promotional catalogs and Internet commerce sites. Runway work involves modeling at fashion shows, which primarily take place in Paris, Milan, London and New York City. Showroom work involves on-site modeling of products at client showrooms and other events and production “fit” work whereby a model serves as the sizing model for apparel items. Editorial work involves modeling for the cover and editorial sections of magazines.

Clients pay for talent to appear in photo shoots for magazine features, print advertising, direct mail marketing, product catalogs and Internet sites, as well as to appear in runway shows to present new designer collections, fit modeling, and on-location presentations and events.  In addition, talent may also appear in film and television commercials. Wilhelmina develops and diversifies its talent portfolio through a combination of ongoing local, regional and international scouting and talent-search efforts to source new talent, as well as cooperating with other agencies that represent talent.

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

Board Name	Location	Target Market
Women	NYC, LA, Miami, Chicago, London	High-end female fashion models
Men	NYC, LA, Miami, Chicago, London	High-end male fashion models
Direct	NYC, LA, Miami	Established/commercial male/female fashion models
Curve	NYC	Full-figured female fashion models
Showroom	NYC	Live modeling and designer fit clothing modeling
Fitness	NYC, LA	Athletic models

Each major board is headed by a director who manages the agents assigned to the board. The agents of each board act both as bookers (including promoting models, negotiating fees and contracting work) and as talent scouts/managers (including providing models with career and development guidance and helping them better market themselves). Although agents individually develop professional relationships with models, models are represented by a board collectively and not by a specific agent. Wilhelmina’s organization into boards enables Wilhelmina to provide clients with services tailored to their particular needs, to allow models to benefit from agents’ specialized experience in their particular markets, and to limit Wilhelmina’s dependency on any specialty market or agent.

Most senior agents are employed pursuant to employment agreements that include noncompetition provisions such as a prohibition from working with Wilhelmina’s models and clients for a certain period of time after the end of the agent’s employment with Wilhelmina. Wilhelmina typically signs its models to three-year exclusive contracts, which it actively enforces.

The LW1 division, re-branded in January 2017 as Aperture, operates in New York and Los Angeles, and offers models and actors representation for commercials, film, & television.

Wilhelmina also owns a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC (“Kids”), a New York City-based modeling agency that specialized in representing child models/talents, from newborns to children 14 years of age. On December 9, 2016, the owners of Kids agreed to dissolve Kids and ceased related business operations of Kids. As a result, Wilhelmina no longer maintains a board for child models.

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

In September 2016, Wilhelmina opened a Chicago office to expand the Company’s presence in the midwest region of the United States.

Hair & Make-up Artist Representation

The Company represents artists in the hair, makeup, photography, and stylist arenas. These artists work on projects across the globe for well-known companies in the media, advertising, retail, pharmaceutical and music industries. In addition, their work appears in top magazines and on the runways of major fashion houses.

Celebrity Management

Wilhelmina Artist Management, LLC (“WAM”) is a wholly-owned talent management company that seeks to secure endorsement and spokesperson work for celebrities from the worlds of sports, music and entertainment. WAM has two primary sources of revenue: (i) commissions paid by talent as a percentage of their gross earnings; and (ii) royalties or a service charge paid by clients. Wilhelmina celebrity management works with emerging artists and established celebrity names to match them with leading fashion brands and companies.

Licensing & Branding Associations

Wilhelmina Licensing, LLC is a wholly-owned subsidiary that collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name. Third-party licensees include several leading fashion model agencies in local markets Denver, Dubai, and Tokyo. A consumer products license for fragrance and cosmetics is also in effect. The film and television business consists of occasional television syndication royalties and production series contracts. Also, from time to time, the Company conducts model search contests and other events in an effort to expand the Wilhelmina brand and recruit talent.

Competition

The fashion model/talent management business is highly competitive. New York City, Los Angeles and Miami, as well as London, Paris, Milan and Sao Paulo, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City. Wilhelmina’s principal competitors include other large fashion model management businesses in the U.S., including IMG Models, Elite Model Management, Ford Models, Inc., DNA Model Management, NEXT Model Management and Marilyn Model Agency. However, Wilhelmina is the only publicly-owned fashion talent management company in the world.

Competition also includes foreign agencies and smaller U.S. agencies in local markets that recruit local talent and cater to local market needs.  Several of the larger fashion talent firms operate offices in multiple cities and countries or have chosen to partner with local or foreign agencies.

The Company believes that its sources of revenue (mainly generated from commissions and service charges) are comparable to those of its principal competitors.  Therefore, for the Company to obtain a competitive advantage, it must develop and maintain a deep pool of talent and deliver high quality service to its clients.  The Company believes that through its scouting efforts, search contests, licensing network, advertising and television shows it is able to recruit a deeper pool of talent relative to its competitors. These recruitment tools, coupled with the broad range of fashion boards available to the Company’s talent, enable the Company to develop talent and generate a broader range of revenues relative to its principal competitors. While a broad range of talent and boards provides a level of stability to the business, certain talent may be more inclined to work with a boutique agency that may appear to tailor more specifically to their needs.

Also, over the past 50 years, Wilhelmina and its predecessors have created long standing client relationships and a number of business activities related to the fashion model management business that provide exposure to diverse markets and demographics. The Company has also developed a professional workforce with years of talent management experience.

Clients and Customers

As of December 31, 2016, Wilhelmina represented a roster of approximately 2,600 active models and talent. Wilhelmina’s active models include Janis Ancens, Francisco Lachowski, Keilani Asmus, Alex Lundquist, Clarke Bockelman, Cindy Bruna, Armando Cabral, Elisabeth Erm, Bastian Van Gaalen, Rayla Guimaraes Jacunda, RJ King, Claudio Moreira, Nathan Owens, Ava Smith, Kirsten Shiells, Marlon Teixiera, Robin Lawley, I-Hua Wu, Sora Choi, and Ally Ertel. Wilhelmina’s celebrity talent includes Nick Jonas, Karreuche Tran, Machine Gun Kelly, Demi Lovato, Shawn Mendes, RJ Mitte, Ellar Cotrane, Hopper Penn, Clara McGregor, and Leona Lewis.

Wilhelmina serves approximately 3,900 external clients. Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 2% of overall gross revenues. The top 100 clients of Wilhelmina together accounted for approximately 40% of overall gross revenues during 2016.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool, client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina believes it competed successfully in 2016.

With total advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) exceeding approximately $187 billion in recent years, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness and consideration among advertisers and potential talent;
•	expand the Wilhelmina network through strategic geographic market development;
•	expand the women’s high end fashion board;
•	expand the Aperture division’s representation in commercials, film, & television;
•	expand celebrity representation; and
•	promote model search contests, and events and partnering on media projects (television, film, books, etc.).

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

In September 2016, Wilhelmina opened a Chicago office to better provide models and talent with direct access to clients in the midwest region of the United States.

EMPLOYEES

As of December 31, 2016, the Company had 121 employees, 77 of whom were located in New York City, eight of whom were located at Wilhelmina’s Miami office, five of whom were located at Wilhelmina’s Chicago office, 17 of whom were located at Wilhelmina’s Los Angeles office, 12 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	3,605	July 31, 2021
Office for Florida-based operations – Miami, FL	2,100	October 1, 2017
Office for London-based operations – London, UK	995	July 19, 2020
Office for Illinois-based operations – Chicago, IL	1,800	June, 30 2021
Two model apartments – Chicago, IL	2,200	April 30, 2018
Two model apartments – London, UK	2,600	2017
Three model apartments – New York, NY	6,000	2017-2018
Four model apartments – Miami, FL	4,000	2017

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

On August 20, 2015, a lawsuit was brought against the Company and the Company’s former Chief Accounting Officer by a former employee of Wilhelmina model, Angel Betancourt (the “Plaintiff”). The lawsuit alleged that the Plaintiff was discriminated against during his time of employment and upon his termination. The lawsuit further alleged that the Plaintiff was not properly compensated due to misclassification by the Company under the federal Fair Labor Standards Act. During the fourth quarter of 2016, the Company paid $25 thousand in excess of its insurance coverage to settle the matter.

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

Market Information

The Company’s $0.01 par value common stock has traded on the Nasdaq Capital Market under the symbol “WHLM” since September, 2014. Previously, the common stock was quoted in the over-the-counter market on the OTC Bulletin Board (“OTCBB”).

The Company had 12,500,000 shares of common stock authorized at December 31, 2016.

The following table shows the high and low sales prices of the common stock for each calendar quarter of 2015 and 2016.

	High	Low
Year Ended December 31, 2015:
1st Quarter	$6.00	$4.90
2nd Quarter	$5.85	$5.05
3rd Quarter	$6.40	$5.35
4th Quarter	$7.63	$6.00

Year Ended December 31, 2016:
1st Quarter	$7.30	$6.00
2nd Quarter	$7.50	$6.00
3rd Quarter	$8.82	$6.48
4th Quarter	$14.12	$8.08

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	230,000	$6.70	570,000
Equity compensation plans not approved by security holders	-	-	-
Total	230,000	$6.70	570,000

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Issuer Repurchases

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. On August 12, 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. No shares were repurchased under the stock repurchase program during the fourth quarter of 2016.

Shareholders

As of March 23, 2017 there were 5,381,668 shares of the Company’s common stock outstanding held by 445 holders of record.

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

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2016 and 2015. This section should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

In addition to net income, the key financial indicators that the Company reviews to monitor its business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Artist, Showroom, Curve, Celebrity, etc.)) by geographic locations and from significant clients. Wilhelmina has three primary sources of revenue: (i) revenues from principal relationships where the gross amount billed to the client is recorded as revenue when earned and collectability is reasonably assured; (ii) revenues from agent relationships where commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and (iii) separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See “Critical Accounting Policies - Revenue Recognition.”  Gross billings are an important business metric that ultimately drive revenues, profits and cash flows.

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations

For the Years Ended December 31, 2016 and 2015

(in thousands)	2016	2015	% Change 2016 vs 2015
Service revenues	82,044	83,309	-1.5%
License fees and other income	184	491	-62.5%
TOTAL REVENUES	82,228	83,800	-1.9%
Model costs	58,682	59,896	-2.0%
REVENUES NET OF MODEL COSTS	23,546	23,904	-1.5%
GROSS PROFIT MARGIN	28.6%	28.5%
Salaries and service costs	14,893	15,150	-1.7%
Office and general expenses	5,647	4,976	13.5%
Amortization and depreciation	594	474	25.3%
Corporate overhead	1,395	909	53.5%
OPERATING INCOME	1,017	2,395	-57.5%
OPERATING MARGIN	1.2%	2.9%
Foreign exchange gain (loss)	14	(118)	*
Gain (loss) on revaluation of contingent consideration	(30)	104	*
Interest expense	(81)	-	*
Loss from unconsolidated affiliate	(10)	(40)	-75.0%
INCOME BEFORE INCOME TAXES	910	2,341	-61.1%
Current income tax expense	(296)	(208)	42.3%
Deferred tax expense	(519)	(626)	-17.1%
Effective tax rate	89.6%	35.6%
NET INCOME	95	1,507	-93.7%

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The decrease of 1.5% in total service revenues for the year ended December 31, 2016 when compared to the year ended December 31, 2015 was primarily due to a decrease in bookings during the fourth quarter of 2016. The decrease in core model bookings in United States was partially offset by an increase in core model bookings in London.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased 62.5% for the year ended December 31, 2016, when compared to the year ended December 31, 2015, primarily due to a reduction in the number of licensed affiliates.

Gross Profit Margin

Gross profit margins as a percentage of revenue for the year ended December 31, 2016, when compared to the year ended December 31, 2015 was relatively unchanged.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E costs required to deliver the Company’s services to its clients and talent. The 1.7% decrease in salaries and service costs during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributed to changes in personnel to better align the number of employees at each Wilhelmina office with the needs of each geographic region and improved management of T&E costs in connection with delivering services to clients and models. The amount of salaries and service costs as a percentage of revenue remained relatively consistent for the year ended December 31, 2016 when compared to the year ended December 31, 2015.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost. These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs.

During the year ended December 31, 2016, office and general expenses increased 13.5% when compared to the year ended December 31, 2015, primarily due to an increase in legal costs, recruiting fees related to the hiring of the Company’s new Chief Executive Officer in January 2016 and new Chief Financial Officer in April 2016, a $159 thousand accrual for non-income tax expenses, and the inclusion of the office and general expenses related to the Chicago office opened during 2016. As a percentage of revenue, the total amount of office and general expenses for the year ended December 31, 2016 increased to 6.9% from 5.9% for the year ended December 31, 2015, for the same reasons.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and intangibles. During 2016, amortization and depreciation expense totaled $0.6 million compared to $0.5 million in 2015, primarily due to the Company’s new accounting software put into service in the second half of 2016, partially offset by intangible assets that became fully amortized in late 2015

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased $0.5 million for the year ended December 31, 2016, when compared to the year ended December 31, 2015, primarily due to higher legal fees and higher costs related to internal controls testing of the Company’s new accounting software during the fourth quarter of 2016. As a percentage of revenue, the total amount of corporate overhead expenses for the year ended December 31, 2016 increased to 1.7% from 1.1% for the year ended December 31, 2015.

Operating Margin

Operating margin declined to 1.2% for the year ended December 31, 2016 compared to 2.9% for the year ended December 31, 2015, primarily as a result of an increase in office and general expenses and corporate overhead expenses.

Foreign Currency Translation

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period.

For the year ended December 31, 2016, the Company realized a gain on foreign currency of $14 thousand as compared to a loss of $118 thousand for the year ended December 31, 2015. The gain for the year ended December 31, 2016, was primarily due to exchange rate fluctuations in the British Pound and the Euro.

Revaluation of Contingent Consideration

In connection with the London acquisition, the Company recorded contingent consideration of $171 thousand in 2015. The payment of this consideration was based upon London achieving certain benchmarks for the years ending 2015 and 2016. In December 31, 2015, based on London not meeting its benchmark, the Company revalued and reduced the contingent consideration by $104 thousand. In September 30, 2016, the Company increased the contingent consideration by $30 thousand based on London’s expectation of meeting its benchmark for 2016. The contingent consideration of $0.1 million was paid in January 2017.

Interest Expense

The Company incurred interest expense of $81 thousand for the year ended December 31, 2016, primarily as a result of interest associated with a term loan to fund the purchase of 400,000 shares of common stock from Lorex Investment AG (“Lorex”). The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

Unconsolidated affiliate

Wilhelmina owns a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC, a New York City-based modeling agency that specialized in representing child models. The Company incurred losses for the years ended December 31, 2016 and 2015, attributable to its pro rata ownership interest in Kids. On December 9, 2016, the owners of Kids agreed to dissolve Wilhelmina Kids & Creative Management LLC and ceased related business operations of Kids.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. The Company’s combined (federal and state) effective tax rate would have been even higher in prior years if it were not for federal net operating loss carryforwards available to offset current federal taxable income. As of December 31, 2016, the Company had federal income tax loss carryforwards of $1.4 million.

In 2009, the Company recognized an asset impairment charge of $0.8 million related to lowered expected cash flows from a revenue interest in Ascendant, an asset management company. No related charge was taken for tax purposes. As of December 31, 2016, Wilhelmina does not anticipate any further cash payments related to the revenue interest in Ascendant. Accordingly, the Company expects to reflect a bad debt deduction of $0.8 million on its 2016 federal and state income tax returns.

Income taxes were high in 2016 despite lower pretax income due to the deferred tax impact of the termination of stock options previously granted to the Company’s former Chief Executive Officer and additional taxes owed at the conclusion of a 2014 New York state tax audit. Wilhelmina anticipates that the Company’s effective tax rate will return to a level that is more consistent with historic rates in future periods.

Net Income

Net income decreased by 93.7% for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to the recruiting, legal, increased depreciation, and income tax expenses described above.

Liquidity and Capital Resources

The Company’s cash balance increased to $5.7 million at December 31, 2016 from $4.6 million at December 31, 2015. The cash balances increased primarily as a result of $2.9 million net cash provided by operating activities.

The cash provided by operating activities was partially offset by $1.6 million of cash used in investing activities, primarily attributable to purchases of property and equipment to upgrade the Company’s accounting and reporting software, as well as $0.1 million of cash used in financing activities attributable to the repurchase of common stock from Lorex net of loan proceeds.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2016, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit. The revolving line of credit presently expires on October 24, 2017.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock from Lorex. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

During the year ended December 31, 2016, there were no changes in the Company’s internal controls over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2	First Amendment to Mutual Support Agreement, dated October 18, 2010, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Exhibit 10.2 to Form 8-K, filed October 21, 2010).

10.3

Credit Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, filed May 5, 2011).

10.4

Promissory Note, dated as of April 20, 2011, by and between Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, filed May 5, 2011).

10.5

Pledge and Security Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, filed May 5, 2011).

10.6

Guaranty, dated as of April 20, 2011, by the guarantor signatories thereto for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.4 to Form 8-K, filed May 5, 2011).

10.7

First Amendment to Credit Agreement, dated January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, filed January 19, 2012).

10.8

Amended and Restated Line of Credit Promissory Note, dated as of January 1, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, filed January 19, 2012).

10.9

First Amendment to Pledge and Security Agreement, dated as of January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, filed January 19, 2012).

10.10	Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K, filed October 30, 2012).

10.11

Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K, filed October 30, 2012).

10.12

Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K, filed October 30, 2012).

10.13

Third Amendment to Pledge and Security Agreement, dated as of July 31, 2014, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.30 to Form 10-K filed March 27, 2015).

17

10.14

Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.32 to Form 10-Q for the period ended September 30, 2015).

10.15

Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association Association (incorporated by reference from Exhibit 10.33 to Form 10-Q for the period ended September 30, 2015).

10.16

Term Loan Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.34 to Form 10-Q for the period ended September 30, 2015).

10.17

Third Amended to Pledge and Security Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.35 to Form 10-Q for the period ended September 30, 2015).

10.18

Fifth Amendment to Credit Agreement dated May 13, 2016, by and among Wilhelmina International, Inc., Amegy Bank National Association and the guarantors signatory thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 17, 2016).

10.19

Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note dated November 9, 2016, between Wilhelmina International, Inc. and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q for the period ended September 30, 2016.

*10.20	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).
*10.21	Form of Stock Option Grant Agreement (filed herewith).

*10.22	Employment Agreement, dated as of January 26, 2016, by and between Wilhelmina International, Inc. and William Wackermann (incorporated by reference from Exhibit 10.1 to the Form 8-K, filed February 1, 2016).

*10.23

Amended and Restated Employment Agreement dated June 29, 2016, between Wilhelmina International, Inc. and William J Wackermann (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 30, 2016).

*10.24	Letter agreement dated April 4, 2016 between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016.
10.25	Stock Purchase Agreement dated August 16, 2016, between Wilhelmina International, Inc. and Lorex Investment AG (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 17, 2016.

21.1	List of Subsidiaries (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*     Includes compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 23, 2017	By:	/s/ William J. Wackermann
	Name:	William J. Wackermann
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March 2017.

/s/ Mark E. Schwarz	Director and
Mark E. Schwarz	Executive Chairman

/s/ William J. Wackermann	Chief Executive Officer
William J. Wackermann	Principal Executive Officer

/s/ James A. McCarthy	Chief Financial Officer
James A. McCarthy	Principal Financial Officer

/s/ Clinton J. Coleman	Director
Clinton J. Coleman

/s/ James A. Dvorak	Director
James A. Dvorak

/s/ Horst-Dieter Esch	Director
Horst-Dieter Esch

/s/ Mark E. Pape	Director
Mark E. Pape

/s/ James C. Roddey	Director
James C. Roddey

/s/ Jeffrey R. Utz	Director
Jeffrey R. Utz

WILHELMINA INTERNATOINAL, INC. AND SUBSIDIARIES

INSERTS TO FORM 10-K

For the Year Ended December 31, 2016

MONTGOMERY COSCIA GREILICH LLP

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Wilhelmina International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilhelmina International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich, LLP

Plano, TX

March 23, 2017

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

(In thousands, except share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,688	$4,556
Accounts receivable, net of allowance for doubtful accounts of $1,646 and $1,041, respectively	16,947	13,184
Deferred tax assets	1,167	1,358
Prepaid expenses and other current assets	847	191
Total current assets	24,649	19,289

Property and equipment, net of accumulated depreciation of $1,525 and $1,026, respectively	3,206	2,111

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,527 and $8,431 respectively	210	306
Goodwill	13,192	13,192
Other assets	164	405

TOTAL ASSETS	$49,888	$43,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,781	$3,772
Due to models	14,217	9,745
Contingent consideration to seller - current	97	-
Term loan - current	502	-
Total current liabilities	19,597	13,517

Long term liabilities:
Contingent consideration to seller - non-current	-	67
Deferred income tax liability	2,734	2,407
Term loan - non-current	2,147	-
Total long-term liabilities	4,881	2,474

Total liabilities	24,478	15,991

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 6,472,038 shares issued at December 31, 2016 and December 31, 2015	65	65
Treasury stock, 1,090,370 and 683,654 shares, respectively, at cost	(4,893)	(2,118)
Additional paid-in capital	87,336	86,987
Accumulated deficit	(57,048)	(57,143)
Accumulated other comprehensive income	(50)	(12)
Total shareholders’ equity	25,410	27,779

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,888	$43,770

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2016 and 2015

(In thousands, except per share data)

	2016	2015
Revenues
Service revenues	$82,044	$83,309
License fees and other income	184	491
Total revenues	82,228	83,800

Model costs	58,682	59,896

Revenues net of model costs	23,546	23,904

Operating expenses
Salaries and service costs	14,893	15,150
Office and general expenses	5,647	4,976
Amortization and depreciation	594	474
Corporate overhead	1,395	909
Total operating expenses	22,529	21,509
Operating income	1,017	2,395

Other income (expense):
Foreign exchange gain (loss)	14	(118)
(Loss) from an unconsolidated affiliate	(10)	(40)
Interest expense	(81)	-
Gain (loss) on revaluation of contingent liability	(30)	104
Total other income (expense)	(107)	(54)

Income before provision for income taxes	910	2,341

Provision for income taxes:
Current	(296)	(208)
Deferred	(519)	(626)
Income tax expense	(815)	(834)

Net income	$95	$1,507

Other comprehensive income
Foreign currency translation expense	(38)	(12)
Total comprehensive income	$57	$1,495

Basic net income per common share	$0.02	$0.26
Diluted net income per common share	$0.02	$0.25

Weighted average common shares outstanding-basic	5,632	5,852
Weighted average common shares outstanding-diluted	5,686	5,955

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2014	6,472	$65	(603)	$(1,643)	$86,778	$(58,650)	$-	$26,550
Share based payment expense	-	-	-	-	209	-	-	209
Net income to common shareholders	-	-	-	-	-	1,507	-	1,507
Purchases of treasury stock	-	-	(81)	(475)	-	-	-	(475)
Foreign currency translation	-	-	-	-	-	-	(12)	(12)
Balances at December 31, 2015	6,472	$65	(684)	$(2,118)	$86,987	$(57,143)	$(12)	$27,779
Share based payment expense	-	-	-	-	349	-	-	349
Net income to common shareholders	-	-	-	-	-	95	-	95
Purchases of treasury stock	-	-	(406)	(2,775)	-	-	-	(2,775)
Foreign currency translation	-	-	-	-	-	-	(38)	(38)
Balances at December 31, 2016	6,472	$65	(1,090)	$(4,893)	$87,336	$(57,048)	$(50)	$25,410

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATE STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

(In thousands)

	2016	2015
Cash flows from operating activities:
Net income:	$95	$1,507
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	594	474
Share based payment expense	349	209
Revaluation of contingent liability to seller	30	(104)
Deferred income taxes	519	626
Bad debt expenses	153	172
Changes in operating assets and liabilities:
Accounts receivable	(3,916)	(519)
Prepaid expenses and other current assets	(656)	71
Other assets	241	(269)
Due to models	4,472	(777)
Accounts payable and accrued liabilities	1,009	(906)
Net cash provided by operating activities	2,890	484

Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired (Note 1)	-	(282)
Purchases of property and equipment	(1,594)	(1,028)
Net cash used in investing activities	(1,594)	(1,310)

Cash flows from financing activities:
Purchases of treasury stock	(2,775)	(475)
Proceeds from term loan	2,649	-
Net cash used in financing activities	(126)	(475)

Foreign currency effect on cash flows:	(38)	(12)

Net change in cash and cash equivalents:	1,132	(1,313)
Cash and cash equivalents, beginning of period	4,556	5,869
Cash and cash equivalents, end of period	$5,688	$4,556

Non-cash investing and financing activities:
Issuance of contingent consideration to seller	-	$171

Supplemental disclosures of cash flow information:
Cash paid for interest	$81	$-
Cash paid for income taxes	$320	$284

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

Note 1.  Business Activity

Overview

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, Chicago, and London, as well as a network of licensees in various local markets in the U.S. and several international markets. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies.

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

The purchase price of $1.3 million included $0.2 million of discounted value of contingent consideration assuming London achieved certain performance benchmarks. The purchase price net of cash acquired was $0.5 million of which $0.3 million was paid at the time of the closing. In December 2015, the Company reduced the contingent consideration by $104 thousand because London did not achieve the initial benchmark at December 31, 2015. As of September 30, 2016, the Company increased the contingent consideration by $30 thousand based on London’s expectation of meeting its benchmark for 2016. The remaining $0.1 million of contingent consideration was paid in January 2017.

Under the purchase method of accounting, the purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on the fair value of the assets and liabilities of London in accordance with ASC 805, “Business Combinations.” The intangible assets acquired included intangible assets with finite lives, such as customer relationships and talent relationships, which are being amortized on a straight line basis over their estimated useful lives ranging from two to eight years. The remaining acquired intangible assets were allocated to non-amortizable goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of completion of the London transaction.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the allowance. During 2016, the Company increased its allowance to $1.6 million, with a $0.2 million corresponding charge to earnings. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  The Company generally does not require collateral.

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, London and the Republic of Chile. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At December 31, 2016, the Company had cash balances in excess of FDIC insurance coverage of approximately $3.0 million. Balances in London accounts are covered by Financial Services Compensation Scheme (“FSCS”) limits of £75 thousand or approximately $0.1 million per institution. At December 31, 2016, the Company had cash balances in excess of FSCS coverage of approximately $0.4 million. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

For the years ended December 31, 2016 and 2015, depreciation expense totaled $0.5 million and $0.3 million, respectively. Depreciation expense increased, primarily due to the Company’s new accounting software being placed into service in the second half of 2016.

Goodwill and Intangible Assets

Goodwill consists primarily of customer and talent relationships arising from past business acquisitions. Intangible assets with finite lives are amortized over useful lives ranging from two to eight years. Goodwill and intangible assets with indefinite lives are not subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests.

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the years ended December 31, 2016 and 2015.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2016 approximated $152 thousand compared to $308 thousand for the year ended December 31, 2015. The decrease in advertising costs was due to the Company’s increase in utilization of our in-house art and marketing department.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of December 31, 2016, the Company believes that its deferred tax assets are more likely than not to be realized, and therefore, no valuation allowance has been recorded.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved. Federal tax returns for tax years 2013 through 2015 remain open for examination as of December 31, 2016.

Stock-Based Compensation

The Company utilizes stock-based awards as a form of compensation for certain officers. The Company records compensation expense for all awards granted. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grants.

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

Recent Accounting Pronouncements

On November 20, 2015 the Financial Accounting Standards Board issued a new accounting standard that will simplify the presentation of deferred tax assets and liabilities, as well as any valuation allowance. The standard will require companies to present all deferred tax assets and liabilities as net non-current on the balance sheet. As a result of this standard, companies will only have a net non-current deferred tax asset or lability. This update will be effective for annual reporting periods beginning after December 15, 2016.

Note 3.  Notes Payable

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2016, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit. The revolving line of credit presently expires on October 24, 2017.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock from Lorex Investment AG. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

Note 4.  Operating Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment. These operating leases expire at various dates through 2021. In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreement. The Company also leases certain corporate office space with an affiliate.

The following table summarizes future minimum payments under the current lease agreements:

Years Ending December 31	Amount (in thousands)
2017	$1,307
2018	1,200
2019	1,131
2020	1,081
2021	340
Total	$5,059

Rent expense totaled approximately $1.1 million and $1.8 million for the years ended December 31, 2016 and 2015 respectively.

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

On August 20, 2015, a lawsuit was brought against the Company and the Company’s former Chief Accounting Officer by a former employee of Wilhelmina model, Angel Betancourt (the “Plaintiff”). The lawsuit alleged that the Plaintiff was discriminated against during his time of employment and upon his termination. The lawsuit further alleged that the Plaintiff was not properly compensated due to misclassification by the Company under the federal Fair Labor Standards Act. During the fourth quarter of 2016, the Company paid $25 thousand in excess of its insurance coverage to settle the matter.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 6.  Income Taxes

The following table summarizes the income tax (expense) benefit for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Current:
Federal	$-	$(4)
State	(177)	(24)
Foreign	(119)	(180)
Current Total	(296)	(208)
Deferred:
Federal	(380)	(797)
State	(119)	74
Foreign	(20)	97
Deferred Total	(519)	(626)
Total	$(815)	$(834)

The income tax (expense) benefit differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The following table shows the reasons for these differences (in thousands):

	2016	2015
Computed income tax expense at statutory rate	$(319)	$(815)
Increase in taxes resulting from:
Permanent and other deductions, net	(94)	(4)
Forfeiture of stock options, net	(164)	-
Foreign income taxes	(71)	-
State income taxes, net of federal benefit	(167)	(15)
Total income tax (expense) benefit	$(815)	$(834)

The following table shows the tax effect of significant temporary differences, which comprise the deferred tax asset and liability (in thousands):

	2016	2015
Deferred tax asset:
Net operating loss carryforward	$506	$-
AMT credits	261	267
Accrued expenses	959	938
Allowance for doubtful accounts	209	420
Asset impairment	-	281
Stock-based compensation	138	164
Other intangible assets	104	119
Foreign NOL	-	20
Total deferred income tax asset	2,177	2,209
Deferred tax liability:
Property and equipment	(990)	(667)
Intangible assets-brand name	(1,798)	(1,798)
Goodwill	(661)	(578)
Other intangible assets	(295)	(215)
Total deferred income tax liability	(3,744)	(3,258)
Net deferred tax liability	$(1,567)	$(1,049)

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. The Company’s combined (federal and state) effective tax rate would have been even higher in prior years if it were not for federal net operating loss carryforwards available to offset current federal taxable income. The Company’s prior federal income tax loss carryforwards were fully utilized upon filing the Company’s 2015 income tax return. However, due to tax losses for the 2016 year, the Company has recorded $1.4 million of income tax loss carryforwards as of December 31, 2016.

Note 7.  Treasury Stock

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

On August 16, 2016, the Company entered into a Stock Purchase Agreement with Lorex Investment AG (“Lorex”), pursuant to which the Company purchased from Lorex 400,000 shares of the Company’s common stock at a price of $6.83 per share, resulting in an aggregate purchase price of $2.7 million. Lorex is an affiliate of Horst-Dieter Esch, a director of the Company. Mr. Esch recused himself from all deliberations of the Board of Directors with respect to the stock repurchase from Lorex.

From 2012 through September 30, 2016, the Company has repurchased an aggregate of 1,090,370 shares of common stock at an average price of approximately $4.49 per share, for a total of approximately $4.9 million in repurchases under the stock repurchase program. During the year ended December 31, 2016, 406,716 shares were repurchased at an average price of $6.82 per share. As a result, the repurchase of an additional 409,630 shares are presently authorized under the stock repurchase program.

Note 8.  Related Parties

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

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30 thousand for each of the years ended December 31, 2016 and 2015. The Company did not owe NCM any amounts under the services agreement as of December 31, 2016.

The Company has an agreement with the unconsolidated Wilhelmina Kids affiliate to provide management and administrative services, as well as sharing of office space. Management fees and rental income from the unconsolidated affiliate amounted to approximately $0.1 million for the years ended December 31, 2016 and 2015. At December 31, 2016, Wilhelmina had accrued $0.1 million payable to another owner of Kids in accordance with the December 9, 2016 agreement outlining the planned dissolution of Kids, which was paid on March 1, 2017.

On August 16, 2016, the Company entered into a Stock Purchase Agreement with Lorex, pursuant to which the Company purchased shares of its common stock from Lorex (See Note 7). Lorex is an affiliate of Horst-Dieter Esch, a director of the Company. Mr. Esch recused himself from all deliberations of the Board of Directors with respect to the stock repurchase from Lorex.

Note 9.  Stock Options and Stock Purchase Warrants

During 2012, shareholders of the Company approved the 2011 Incentive Plan which authorized the issuance of up to 300,000 shares of the Company’s common stock pursuant to stock options, restricted stock, stock appreciation rights and other equity incentives awarded to directors, officers, consultants, advisors and employees of the Company. During 2015, shareholders of the Company approved the 2015 Incentive Plan which authorized the issuance of up to an additional 500,000 shares of the common stock pursuant to stock options, restricted stock, stock appreciation rights and other equity incentives awarded to directors, officers, consultants, advisors and employees of the Company. Stock option awards under the 2011 Incentive Plan and the 2015 Incentive Plan (collectively, the “Incentive Plans”) are granted at the market value of the common stock on the date of grant, have vesting periods of five years, and expire to the extent unexercised after ten years.

Under the Incentive Plans, stock option awards covering 230,000 shares, and 10,000 shares of the common stock were granted during 2016 and 2015, respectively. No stock options were exercised during either 2016 or 2015.

The following table shows a summary of stock option transactions under the Incentive Plans during 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2015	302,500	$3.95
Granted	10,000	5.64
Exercised	-
Forfeited or expired	(2,500)	5.60
Outstanding, December 31, 2015	310,000	$4.01
Granted	230,000	6.70
Exercised	-
Forfeited or expired	(310,000)	5.40
Outstanding, December 31, 2016	230,000	$6.70

Total unrecognized compensation expense on options outstanding as of December 31, 2016 was $0.3 million. No stock options were exercisable as of December 31, 2016.

The Company estimates the fair value of each stock option granted on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Wilhelmina’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the option term of ten years.

Note 10.  Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 100% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company may make discretionary contributions. No discretionary contributions were made during the years ended December 31, 2016 and 2015.

Note 11.  Intangible Assets

The following table summarizes the intangible assets with finite for the years ended December 31, 2016 and 2015 (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
2016 Intangibles:
Customer lists	$3,204	$(3,182)	5.0
Non-compete agreements	1,054	(1,053)	6.5
Talent and model contractual relationships	2,846	(2,659)	3.8
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,737	$(8,527)	5.1

2015 Intangibles:
Customer lists	$3,204	$(3,162)	5.0
Non-compete agreements	1,054	(1,052)	6.5
Talent and model contractual relationships	2,846	(2,584)	3.6
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,737	$(8,431)	5.0

Amortization expense totaled $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. The remaining unamortized balance of $0.2 million will be amortized over the next six years.

Note 12. Subsequent Event

On January 26, 2017, Wilhelmina granted 200,000 stock options to the Company’s Chief Executive Officer, at an exercise price of $8.20 per share.

On January 30, 2017, Wilhelmina paid the remaining $0.1 million contingent consideration owed to the seller of London.

On March 1, 2017, Wilhelmina paid $0.1 million to another owner of Kids in accordance with the December 9, 2016 agreement to liquidate the enterprise.

