Form 10-Q
period 2017-03-31
Wilhelmina International, Inc.
filed 2017-05-12
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes  [x] No

As of May 12, 2017 the registrant had 5,381,668 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,897	$5,688
Accounts receivable, net of allowance for doubtful accounts of $1,796 and $1,646, respectively	18,485	16,947
Prepaid expenses and other current assets	347	847
Total current assets	22,729	23,482

Property and equipment, net of accumulated depreciation of $1,721 and $1,525, respectively	3,264	3,206

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,548 and $8,527 respectively	189	210
Goodwill	13,192	13,192
Other assets	125	164

TOTAL ASSETS	$47,966	$48,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,702	$4,781
Due to models	14,630	14,217
Contingent consideration to seller - current	-	97
Term loan - current	507	502
Total current liabilities	18,839	19,597

Long term liabilities:
Deferred income tax liability	1,521	1,567
Term loan - non-current	2,018	2,147
Total long-term liabilities	3,539	3,714

Total liabilities	22,378	23,311

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 12,500,000 shares authorized; 6,472,038 shares issued at March 31, 2017 and December 31, 2016	65	65
Treasury stock, 1,090,370 at March 31, 2017 and December 31, 2016, at cost	(4,893)	(4,893)
Additional paid-in capital	87,460	87,336
Accumulated deficit	(57,039)	(57,048)
Accumulated other comprehensive loss	(5)	(50)
Total shareholders’ equity	25,588	25,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,966	$48,721

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2017 and 2016

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Service revenues	$19,123	$21,390
License fees and other income	28	27
Total revenues	19,151	21,417

Model costs	13,699	15,109

Revenues net of model costs	5,452	6,308

Operating expenses:
Salaries and service costs	3,636	4,189
Office and general expenses	1,152	1,624
Amortization and depreciation	217	104
Corporate overhead	346	293
Total operating expenses	5,351	6,210
Operating income	101	98

Other income (expense):
Foreign exchange gain (loss)	(22)	4
Interest expense	(29)	-
Loss from unconsolidated affiliate	(29)	(37)
Total other expense	(80)	(33)

Income before provision for income taxes	21	65

Provision for income taxes: (expense) benefit:
Current	(60)	(13)
Deferred	48	(176)
Income tax expense	(12)	(189)

Net income (loss)	$9	$(124)
Other comprehensive income:
Foreign currency translation income (loss)	45	(15)
Total comprehensive income (loss)	$54	$(139)

Basic income (loss) per common share	$0.00	$(0.02)
Diluted income (loss) per common share	$0.00	$(0.02)

Weighted average common shares outstanding-basic	5,382	5,844
Weighted average common shares outstanding-diluted	5,399	5,844

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2017 and 2016

 (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss):	$9	$(124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	217	104
Share based payment expense	124	77
Deferred income taxes	(46)	176
Bad debt expense	38	-
Changes in operating assets and liabilities:
Accounts receivable	(1,576)	(2,548)
Prepaid expenses and other current assets	500	(226)
Other assets	39	106
Due to models	413	1,111
Accounts payable and accrued liabilities	(1,079)	70
Contingent liability to seller	(97)	-
Net cash used by operating activities	(1,458)	(1,254)

Cash flows from investing activities:
Purchases of property and equipment	(254)	(364)
Net cash used in investing activities	(254)	(364)

Cash flows from financing activities:
Purchases of treasury stock	-	(45)
Repayment of term loan	(124)	-
Net cash used in financing activities	(124)	(45)

Foreign currency effect on cash flows:	45	(15)

Net change in cash and cash equivalents:	(1,791)	(1,678)
Cash and cash equivalents, beginning of period	5,688	4,556
Cash and cash equivalents, end of period	$3,897	$2,878

Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$-
Cash refund of income taxes	$69	$-

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Note 2.  Business

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, Chicago and London, as well as a network of licensees in various local markets in the U.S. and several international markets. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies.

Wilhelmina’s London office (“London”) provides a footprint for the Company in Western Europe. It also serves as a base of operations to service the Company’s European clients and as a talent development office for European models and artists.

Note 3.  New Accounting Standards

Accounting Standard Update (“ASU”) 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes. On January 1, 2017, Wilhelmina retrospectively adopted the new accounting standard which requires deferred tax assets and liabilities to be netted and classified as non-current in the consolidated balance sheet. The impact of the change resulted in the netting of deferred tax assets and liabilities and classification of all deferred taxes as non-current.

Note 4.  Foreign Currency Translation

The functional currency of London is the British Pound. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, revenues and expenses are translated at average monthly exchange rates and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of shareholders’ equity.

Note 5.  Line of Credit

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2017, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit. The revolving line of credit presently expires on October 24, 2017.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

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

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of March 31, 2017, the Company had federal income tax loss carryforwards of $1.9 million.

Income taxes were high in the three months ended March 31, 2016 despite lower pretax income due to the deferred tax impact of the termination of stock options previously granted to the Company’s former Chief Executive Officer. Wilhelmina anticipates that the Company’s effective tax rate will return to a level that is more consistent with historic rates in future periods.

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

From 2012 through March 31, 2017, the Company has repurchased 1,090,370 shares of Common Stock at an average price of approximately $4.49 per share, for a total of approximately $4.9 million in repurchases under the stock repurchase program. No shares were repurchased under the stock repurchase program during the first three months of 2017.

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

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 thousand for the three months ended March 31, 2017 and 2016. The Company did not owe NCM any amounts under the services agreement as of March 31, 2017 or 2016.

The Company owned a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC (“Kids”), a New York City-based modeling agency that specialized in representing child models/talents, from newborns to children 14 years of age. On December 9, 2016, the owners of Kids agreed to dissolve Kids and ceased related business operations of Kids. On March 1, 2017, the Company paid $0.1 million to another owner of Kids in accordance with the December 9, 2016 agreement to liquidate the enterprise. As a result, Wilhelmina no longer maintains a child models division.

Note 10.  Subsequent Events

Effective May 4, 2017, the Company entered into a Seventh Amendment to Credit Agreement with ZB, N.A. dba Amegy Bank.  The amendment temporarily reduces the Company’s fixed charge coverage ratio through December 31, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2017 and 2016. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where the Company competes with other leading full service agencies, Wilhelmina competed successfully during the first three months of 2017.

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

In recent quarters, traditional retail clients in the fashion and beauty industry have had increased competition from digital, social, and new media, reducing their budgets for advertising and model talent. Wilhelmina reviews the mix of talent and resources available to best operate in the changing environment.

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

In January 2015, the Company purchased 100% of the outstanding shares of Union Models Management Ltd. in London and renamed it Wilhelmina London Limited (“London”). The strategic acquisition of London established a footprint for the Company and the brand in Western Europe. London also serves as a base of operations to service the Company’s European clients, and as a new talent development office for European models and artists.

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

Analysis of Consolidated Statements of Operations and Gross Billings

(in thousands)

	Three Months Ended
	March 31,	March 31,	Percent Change
	2017	2016	2017 vs 2016
Service revenues	19,123	21,390	(10.6%)
License fees and other income	28	27	3.7%
TOTAL REVENUES	19,151	21,417	(10.6%)
Model costs	13,699	15,109	(9.3%)
REVENUES NET OF MODEL COSTS	5,452	6,308	(13.6%)
GROSS PROFIT MARGIN	28.5%	29.5%
Salaries and service costs	3,636	4,189	(13.2%)
Office and general expenses	1,152	1,624	(29.1%)
Amortization and depreciation	217	104	108.7%
Corporate overhead	346	293	18.1%
OPERATING INCOME	101	98	3.1%
OPERATING MARGIN	0.5%	0.5%
Foreign exchange gain (loss)	(22)	4	*
Interest expense	(29)	-
Loss from unconsolidated subsidiary	(29)	(37)	(21.6%)
INCOME BEFORE INCOME TAXES	21	65	(67.7%)
Income taxes expense	(12)	(189)	(93.7%)
Effective tax rate	57.1%	290.8%
NET INCOME (LOSS)	9	(124)	*

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The decrease of 10.6% in total service revenues for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 was primarily due to a decrease in core model bookings during the first three months of 2017. The decrease in core model bookings in United States was partially offset by an increase in core model bookings in London and Wilhelmina’s new office in Chicago.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased by 3.7% for the three months ended March 31, 2017, when compared to three months ended in March 31, 2016. The increase was primarily due to fees from international licensed affiliates.

Gross Profit Margin

Gross profit margins decreased by 1.0% of revenue in the three months ended March 31, 2017, when compared to the three months ended March 31, 2016 primarily due to services revenues decreasing more than model costs. Client reimbursable expenses also increased as a percentage of revenues.

 Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The decrease in salaries and service costs of 13.2% for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 was primarily due to severance paid to the Company’s former Chief Executive Officer and another employee in 2016 and more effective management of T&E.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost. These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. The decrease in office and general costs of 29.1% for the three months ended March 31, 2017 when compared to three months ended March 31, 2016 was primarily due to $165 thousand related to the recruiting of the Company’s Chief Executive Officer and $160 thousand of non-income tax expenses that were incurred during the three months ended March 31, 2016.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles. During the three months ended March 31, 2017, depreciation and amortization expense increased by 108.7% primarily for the Company’s new accounting software being placed in service during the fourth quarter of 2016. Fixed asset purchases (mostly related to technology) totaled approximately $254 thousand and $364 thousand during the three months ended March 31, 2017 and March 31, 2016, respectively.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, insurance, legal, audit and professional fees, corporate office rent and travel costs. Corporate overhead increased by 18.1% for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016. The increase was primarily due to legal services costs and travel costs.

Operating Margin

Operating margin for the three months ended March 31, 2017, remained relatively the same when compared to the three months ended March 31, 2016.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the quarters ended March 31, 2017 and March 31, 2016.

Foreign Currency Translation

The Company realized a $22 thousand foreign currency exchange loss during the three months ended March 31, 2017 as compared to a nominal gain in the same period of the prior year due to fluctuations in currencies from Latin America, Great Britain and Europe.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible and income attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. The Company’s combined (federal and state) effective tax rate would be even higher if it were not for federal net operating loss carryforwards available to offset current federal taxable income.

Liquidity and Capital Resources

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.

The Company’s cash balance decreased to $3.9 million at March 31, 2017, from $5.7 million at December 31, 2016. For the three months ended March 31, 2017, cash balances decreased primarily as a result of cash flows used by operations of approximately $1.5 million, capital expenditures of approximately $0.3 million, and approximately $0.1 million for repayment of the Amegy Bank term loan.

The Company’s use of cash for operating activities included employee bonus payments, payment of accrued non-income taxes, final payment to the former London owner, final payment to another owner of Kids, and payments due to models/talents during the three months ended March 31, 2017.

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2017, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.1 million. The revolving line of credit presently expires on October 24, 2017.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

The Company believes its cash on hand combined with cash from operations and the availability under the revolving credit facility will be sufficient to fund operations for the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three months ended March 31, 2017 and March 31, 2016.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of March 31, 2017, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized. In addition, the Company continuously evaluates its tax contingencies.

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

On August 12, 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. No shares were repurchased during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1 3.2 3.3 4.1

Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, dated January 30, 2012).

Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, dated July 10, 2014).

Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, dated May 18, 2011).

Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 12, 2017	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)