Form 10-Q
period 2017-09-30
Wilhelmina International, Inc.
filed 2017-11-09
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, the registrant had 5,381,668 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,640	$5,688
Accounts receivable, net of allowance for doubtful accounts of $2,158 and $1,646, respectively	16,543	16,947
Prepaid expenses and other current assets	287	847
Total current assets	19,470	23,482

Property and equipment, net of accumulated depreciation of $2,134 and $1,525, respectively	3,197	3,206
Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,589 and $8,527, respectively	147	210
Goodwill	13,192	13,192
Other assets	115	164

TOTAL ASSETS	$44,588	$48,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,916	$4,781
Due to models	10,975	14,217
Contingent consideration to seller - current	-	97
Term loan - current	519	502
Total current liabilities	15,410	19,597

Long term liabilities:
Deferred income tax liability	1,532	1,567
Term loan - non-current	1,756	2,147
Total long-term liabilities	3,288	3,714

Total liabilities	18,698	23,311

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 and 12,500,000 shares authorized; 6,472,038 shares issued at September 30, 2017 and December 31, 2016	65	65
Treasury stock, 1,090,370 at September 30, 2017 and December 31, 2016, at cost	(4,893)	(4,893)
Additional paid-in capital	87,748	87,336
Accumulated deficit	(57,065)	(57,048)
Accumulated other comprehensive income (loss)	35	(50)
Total shareholders’ equity	25,890	25,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,588	$48,721

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2017 and 2016

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Revenues	$18,712	$20,880	$56,120	$64,512
License fees and other income	6	28	34	82
Total revenues	18,718	20,908	56,154	64,594

Model costs	13,265	14,888	39,910	45,952

Revenues net of model costs	5,453	6,020	16,244	18,642

Operating expenses:
Salaries and service costs	3,447	3,708	10,611	11,594
Office and general expenses	1,400	1,381	3,832	4,267
Amortization and depreciation	232	89	672	295
Corporate overhead	236	192	817	768
Total operating expenses	5,315	5,370	15,932	16,924
Operating income	138	650	312	1,718

Other income (expense):
Foreign exchange gain (loss)	(18)	1	(54)	8
Gain (loss) from unconsolidated affiliate	(2)	5	(40)	11
Interest expense	(31)	(21)	(88)	(21)
Revaluation of contingent liability	-	(30)	-	(30)
Total other income (expense)	(51)	(45)	(182)	(32)

Income before provision for income taxes	87	605	130	1,686

Provision for income taxes: (expense) benefit
Current	(57)	(281)	(182)	(648)
Deferred	(4)	(97)	35	(358)
Income tax (expense)	(61)	(378)	(147)	(1,006)

Net income (loss)	$26	$227	$(17)	$680

Other comprehensive income (expense):
Foreign currency translation income (expense)	20	(12)	85	(50)
Total comprehensive income	46	215	68	630

Basic net income (loss) per common share	$0.00	$0.04	$0.00	$0.12
Diluted net income (loss) per common share	$0.00	$0.04	$0.00	$0.12

Weighted average common shares outstanding-basic	5,382	5,586	5,382	5,716
Weighted average common shares outstanding-diluted	5,382	5,637	5,382	5,768

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2017 and 2016

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income:	$(17)	$680
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	672	295
Share based payment expense	412	253
Deferred income taxes	(35)	358
Contingent liability to seller	(97)	30
Bad debt expense	128	40
Changes in operating assets and liabilities:
Accounts receivable	276	(4,832)
Prepaid expenses and other current assets	560	(199)
Other assets	49	108
Due to models	(3,242)	2,585
Accounts payable and accrued liabilities	(865)	1,017
Net cash (used in) provided by operating activities	(2,159)	335

Cash flows from investing activities:
Purchases of property and equipment	(600)	(1,118)
Net cash used in investing activities	(600)	(1,118)

Cash flows from financing activities:
Purchases of treasury stock	-	(2,775)
Proceeds from term loan	-	2,730
Repayment of term loan	(374)	-
Net cash used in financing activities	(374)	(45)

Foreign currency effect on cash flows:	85	(50)

Net change in cash and cash equivalents:	(3,048)	(878)
Cash and cash equivalents, beginning of period	5,688	4,556
Cash and cash equivalents, end of period	$2,640	$3,678

Supplemental disclosures of cash flow information:
Cash paid for interest	$74	$21
Cash refund of income taxes	$87	$320

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 3. New Accounting Standards

Accounting Standard Update (“ASU”) 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, requires deferred tax assets and liabilities to be netted and classified as non-current in the consolidated balance sheet. Wilhelmina retrospectively adopted the new accounting standard on January 1, 2017. The impact of the change resulted in the netting of deferred tax assets and liabilities and classification of all deferred taxes as non-current.

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

Note 5.  Line of Credit

The Company has a credit agreement with Amegy Bank providing a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.5% payable monthly. As of September 30, 2017, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.5 million. The revolving line of credit expires on October 24, 2018.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

On May 4, 2017, the Company entered into a Seventh Amendment to Credit Agreement with Amegy Bank reducing the Company’s fixed charge coverage ratio through December 31, 2017. The Company obtained a waiver from Amegy Bank of its failure to satisfy the fixed coverage ratio for the quarter ended June 30, 2017. On August 1, 2017, the Company entered into an Eighth Amendment to Credit Agreement with Amegy Bank eliminating the requirement to test the fixed charge coverage ratio for the quarter ended September 30, 2017.

The revolving line of credit with Amegy expired by its terms on October 24, 2017. On November 8, 2017, the Company and Amegy extended the revolving line of credit on substantially the same terms for one year until October 24, 2018.

Note 6.  Commitments and Contingencies

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims, and oral argument on the motion was heard by the Court in June 2016. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina have appealed the decision. The parties appeared before the Court for a status conference on July 18, 2017, and the Court directed the defendants to answer the Third Amended Complaint by August 16, 2017. Wilhelmina filed its Answer to the Third Amended Complaint on that date, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation. On June 14, 2016, the Court stayed all proceedings in the Pressley Litigation until a decision was issued on the motion to dismiss in the Shanklin Litigation. At the court conference on July 18, 2017 (mentioned above), the judge directed the plaintiffs to file an amended complaint in the Pressley Litigation, if any, by August 16, 2017, and directed the defendants to move against or answer such amended complaint by September 29, 2017.  The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action was filed on August 16th, and Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017. Briefing on the motion to dismiss is continuing, and the motion is scheduled to be submitted to the Court on November 16, 2017. Discovery is proceeding in this case. The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to vigorously defend the action.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization and depreciation expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of September 30, 2017, the Company had federal income tax loss carryforwards of $1.5 million.

Note 8.  Shareholder Equity

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

From 2012 through September 30, 2017, the Company has repurchased 1,090,370 shares of Common Stock at an average price of approximately $4.49 per share, for a total of approximately $4.9 million in repurchases under the stock repurchase program. No shares were repurchased under the stock repurchase program during the first nine months of 2017.

Note 9. Common Stock

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

Note 10.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. James Dvorak (Managing Director at NCM) also serves as director of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 thousand and $22.5 thousand for the three and nine months ended both September 30, 2017 and 2016. The Company did not owe NCM any amounts under the services agreement as of September 30, 2017.

The Company previously owned an unconsolidated 50% interest in Wilhelmina Kids & Creative Management LLC (“Kids”), a New York City-based modeling agency that specialized in representing child models/talents, from newborns to children 14 years of age. On December 9, 2016, the owners of Kids agreed to dissolve Kids and ceased related business operations of Kids. On March 1, 2017, the Company paid $0.1 million to another owner of Kids in accordance with the December 9, 2016 agreement to liquidate the enterprise. As a result, Wilhelmina no longer maintains a child models division.

Note 11. Subsequent Events

On November 8, 2017, the Company and Amegy extended the revolving line of credit on substantially the same terms for one year until October 24, 2018

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2017 and 2016. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward looking statements relating to the Company and its subsidiaries are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.  Such statements are subject to current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the SEC.  Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

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

Although Wilhelmina has a large and diverse client base, it is not immune to global economic conditions. The Company closely monitors economic conditions, client spending, and other industry factors and continually evaluates opportunities to increase its market share and further expand its geographic reach.  There can be no assurance as to the effects on Wilhelmina of future economic circumstances, client spending patterns, client creditworthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where the Company competes with other leading full-service agencies, Wilhelmina competed successfully during the first nine months of 2017.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness and consideration among advertisers and potential talent;
•	expand the Wilhelmina network through strategic geographic market development;
•	expand the women’s high-end fashion board;
•	expand the Aperture division’s representation in commercials, film, and television;
•	expand celebrity representation; and
•	promote model search contests, and events and partnering on media projects (television, film, books, etc.).

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

In September 2016, Wilhelmina opened a Chicago office to better provide models and talents with direct access to clients in the mid west region of the United States.

Key Financial Indicators

The key financial indicators that the Company reviews to monitor its business are gross billings, revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards” (each a specific division of the fashion model management operations which specializes by the type of model it represents (Women, Men, Artist, Showroom, Curve, Celebrity, etc.)) by geographic locations and from significant clients. Wilhelmina has three primary sources of revenue: (i) gross billings are revenues from principal relationships where the gross amount billed to the client is recorded as revenue when earned and collectability is reasonably assured; (ii) revenues from agent relationships where commissions paid by models as a percentage of their gross earnings are recorded as revenue when earned and collectability is reasonably assured; and (iii) separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See “Critical Accounting Policies - Revenue Recognition.” Gross billings are an important business metric that ultimately drive profits and cash flows. Model costs represents costs paid to model and artist talent and to mother agents relating to photoshoots and other jobs booked by Wilhelmina.

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)	Three Months Ended			Nine Months Ended
	Sept 30	Sept 30	% Change	Sept 30	Sept 30	% Change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Service revenues	18,712	20,880	(10.4%)	56,120	64,512	(13.0%)
License fees and other income	6	28	(78.6%)	34	82	(58.5%)
TOTAL REVENUES	18,718	20,908	(10.5%)	56,154	64,594	(13.1%)
Model costs	13,265	14,888	(10.9%)	39,910	45,952	(13.1%)
REVENUES NET OF MODEL COSTS	5,453	6,020	(9.4%)	16,244	18,642	(12.9%)
GROSS PROFIT MARGIN	29.1%	28.8%		28.9%	28.9%
Salaries and service costs	3,447	3,708	(7.0%)	10,611	11,594	(8.5%)
Office and general expenses	1,400	1,381	1.4%	3,832	4,267	(10.2%)
Amortization and depreciation	232	89	160.7%	672	295	127.8%
Corporate overhead	236	192	22.9%	817	768	6.4%
OPERATING INCOME	138	650	(78.8%)	312	1,718	(81.8%)
OPERATING MARGIN	0.7%	3.1%		0.6%	2.7%
Foreign exchange gain (loss)	(18)	1	*	(54)	8	*
Gain (loss) from unconsolidated subsidiary	(2)	5	*	(40)	11	*
Interest Expense	(31)	(21)	47.6%	(88)	(21)	319.0%
Revaluation of contingent liability	-	(30)	*	-	(30)	*
INCOME BEFORE INCOME TAXES	87	605	(85.6%)	130	1,686	(92.3%)
Income tax expense	(61)	(378)	(83.9%)	(147)	(1,006)	(85.4%)
Effective tax rate	70.1%	62.5%		113.1%	59.7%
NET (LOSS) INCOME	26	227	(88.5%)	(17)	680	(102.5%)

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The decrease of 10.4% and 13.0% for the three and nine months ended September 30, 2017, when compared to the three and nine months ended September 30, 2016, was primarily due to a decrease in core model bookings. The decrease in core model bookings in United States was partially offset by an increase in core model bookings in the London office, bookings from the Aperture division and bookings from the Celebrity division.

License Fees and Other Income

License fees and other income include management and administrative services fees, from an unconsolidated subsidiary, franchise revenues from independently owned model agencies that use the Wilhelmina trademark, and various services provided by the Company. License fees decreased by 78.6% and 58.5% for the three and nine months ended September 30, 2017, when compared to three and nine months ended in September 30, 2016. The decrease was primarily due to ending of licensing agreements with affiliates.

Gross Profit Margin

Gross profit margin increased by 0.3% for the three months ended September 30, 2017, when compared to the three months ended September 30, 2016 primarily due to higher recovery of model chargebacks, an increase in higher margin celebrity revenue, and a decrease in client reimbursable expenses in 2017. For the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016, the gross profit margin remained relatively unchanged.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The decrease in salaries and service costs of 7.0% and 8.5% for the three and nine months ended September 30, 2017, when compared to the three and nine months ended September 30, 2016 was primarily due to severance paid to the Company’s former Chief Executive Officer and another employee in 2016, changes in personnel to better align the number of employees at each Wilhelmina office with the needs of each geographic region, and more effective management of T&E during the first nine months of 2017.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost. These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. The increase in office and general expenses of 1.4% for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016, was primarily due to costs associated with the Company’s 50th anniversary in 2017 and higher bad debt expense. For the nine months ended September 30, 2017, when compared to the nine months ended in ended September 30, 2016, the decrease of 10.2% was primarily due to $233 thousand related to the recruiting of the Company’s Chief Executive Officer and Chief Financial Officer and $160 thousand of non-income tax expenses that were incurred during the first nine months of 2016.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles. During the three and nine months ended September 30, 2017, depreciation and amortization expense increased by 160.7% and 127.8% compared to the same periods of the prior year, primarily related to the Company’s new accounting software being placed in service during the fourth quarter of 2016. Fixed asset purchases (mostly related to computer equipment and technology) totaled approximately $122 thousand and $600 thousand during the three months and nine months ended September 30, 2017, compared to $367 thousand and $1,118 thousand for the three and nine months ended September 30, 2016.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, insurance, legal, audit and professional fees, corporate office rent and travel costs. Corporate overhead increased by 22.9% and 6.4% for the three and nine months ended September 30, 2017 respectively, compared to the three and nine months ended September 30, 2016. The increase was primarily due to increase in professional services fees and an increase in corporate travel costs.

Operating Margin

Operating margin decreased by 2.4% and 2.1% for the three and nine months ended September 30, 2017, when compared to the three and nine months ended September 30, 2016, primarily due to decreases in revenues outpacing reductions in operating expenses.

Foreign Currency Translation

The Company realized $18 thousand and $54 thousand of foreign currency exchange loss during the three and nine months ended September 30, 2017, as compared to a gain of $1 thousand and $8 thousand during the three and nine months ended September 30, 2016. The foreign currency gain and loss is due to fluctuations in currencies primarily from Great Britain and Europe.

Unconsolidated Subsidiary

The losses from an unconsolidated subsidiary for the three and nine months ended September 30, 2017, compared to gains for the same periods of the prior year, are the result of the dissolution of the unconsolidated subsidiary and discontinuation of its operations.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017 was primarily attributable to accrued interest on a term loan drawn during the third quarter of 2016. See, “Liquidity and Capital Resources.”

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

The Company’s cash balance decreased to $2.6 million at September 30, 2017, from $5.7 million at December 31, 2016. For the nine months ended September 30, 2017, cash balances decreased primarily as a result of cash flows used by operations of $2.2 million, capital expenditures of $0.6 million, and $0.4 million for repayment on the Amegy Bank term loan.

The Company’s use of cash for operating activities included employee bonus payments, payment of accrued non-income taxes, final payment to the former London owner, final payment to another owner of a dissolved unconsolidated subsidiary, and payments due to models/talents during the first nine months of 2017.

The Company has a credit agreement with Amegy Bank providing a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.5% payable monthly. As of September 30, 2017, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.5 million. The revolving line of credit expires on October 24, 2018.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

On May 4, 2017, the Company entered into a Seventh Amendment to Credit Agreement with Amegy Bank reducing the Company’s fixed charge coverage ratio through December 31, 2017. The Company obtained a waiver from Amegy Bank of its failure to satisfy the fixed coverage ratio for the quarter ended June 30, 2017. On August 1, 2017, the Company entered into an Eighth Amendment to Credit Agreement with Amegy Bank eliminating the requirement to test the fixed charge coverage ratio for the quarter ended September 30, 2017.

The Company believes its cash on hand combined with cash from operations and the availability under the revolving credit facility will be sufficient to fund operations for the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

Revenue Recognition

In compliance with generally accepted accounting principles in the United States of America, when reporting revenue gross as a principal versus net as an agent, the Company assesses whether the Company, the model or the talent is the primary obligor. The Company evaluates the terms of its model, talent and client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or talent selection and credit risk the Company undertakes. The Company operates broadly as a modeling agency and in those relationships with models and talents where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue when earned and collectability is reasonably assured, and the related costs incurred to the model or talent as model or talent cost. In other model and talent relationships, where the Company believes the key indicators suggest the Company acts as an agent on behalf of the model or talent, the Company records revenue when earned and collectability is reasonably assured, net of pass-through model or talent cost.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three and nine months ended September 30, 2017 and September 30, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest, and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of September 30, 2017, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized. In addition, the Company continuously evaluates its tax contingencies.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims, and oral argument on the motion was heard by the Court in June 2016. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina have appealed the decision. The parties appeared before the Court for a status conference on July 18, 2017, and the Court directed the defendants to answer the Third Amended Complaint by August 16, 2017. Wilhelmina filed its Answer to the Third Amended Complaint on that date, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation. On June 14, 2016, the Court stayed all proceedings in the Pressley Litigation until a decision was issued on the motion to dismiss in the Shanklin Litigation. At the court conference on July 18, 2017 (mentioned above), the judge directed the plaintiffs to file an amended complaint in the Pressley Litigation, if any, by August 16, 2017, and directed the defendants to move against or answer such amended complaint by September 29, 2017.  The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action was filed on August 16th, and Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017. Briefing on the motion to dismiss is continuing, and the motion is scheduled to be submitted to the Court on November 16, 2017. Discovery is proceeding in this case. The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to vigorously defend the action.

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

On August 12, 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. No shares were repurchased during the nine months ended September 30, 2017.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On November 8, 2017, the Company and Amegy Bank executed a Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit Note (the “Ninth Amendment”) to be effective as of October 24, 2107. The Ninth Amendment extends the maturity date of the Company’s $4.0 million revolving line of credit for one year until October 24, 2018. The Ninth Amendment also increases the fee payable to Amegy upon issuance of any letter of credit from 1.0% to 1.25% of the face amount of such letter of credit (but not less than $1,000). The foregoing description of the Ninth Amendment is qualified in its entirety by reference to the definitive agreement filed as an exhibit hereto and incorporated herein by this reference.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, dated January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, dated March 31, 1998).
10.1	Eighth Amendment to Credit Agreement and waiver dated August 1, 2017, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 4, 2017).
10.2	Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit Note dated October 24, 2017, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto.*
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)

