Form 10-K
period 2017-12-31
Wilhelmina International, Inc.
filed 2018-03-22
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14.0 million.

As of March 22, 2018, the registrant had 5,381,668 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

2

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2017

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

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, Chicago, and London, as well as a network of licensees in various local markets in the U.S. and international markets. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies. The Company was incorporated in the State of Delaware in 1996.

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

Fashion Model Management

Wilhelmina is focused on providing fashion modeling talent and social media influencer services to clients such as advertising agencies, branded consumer goods companies, fashion designers, magazine publications, retailers, department stores, product catalogs and Internet sites.

The fashion model/talent/influencer management industry can be divided into many subcategories, including advertising campaigns as well as catalog/e-commerce, runway, showroom and editorial work. Advertising work involves modeling for advertisements featuring consumer products such as cosmetics, clothing and other items to be placed in magazines and newspapers, on billboards and with other types of media. Catalog and e-commerce work involves modeling of products to be sold through promotional catalogs and Internet commerce sites. Runway work involves modeling at fashion shows, which primarily take place in Paris, Milan, London and New York City. Showroom work involves on-site modeling of products at client showrooms and other events and production “fit” work whereby a model serves as the sizing model for apparel items. Editorial work involves modeling for the cover and editorial sections of magazines.

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

Board Name	Location	Target Market
Women	NYC, LA, Miami, Chicago, London	High-end female fashion models
Men	NYC, LA, Miami, Chicago, London	High-end male fashion models
Direct	NYC, LA, Miami	Established/commercial male/female fashion models
Curve	NYC, LA, London	Full-figured female fashion models
Showroom	NYC	Live modeling and designer fit clothing modeling
Fitness	NYC, LA	Athletic models

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

The Aperture division operates in New York and Los Angeles, and offers models and actors representation for commercials, film, and television.

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

In 2017, Wilhelmina added a Curve board in both London and Los Angeles to address an increasing demand for full figured models in these markets.

Hair & Make-up Artist Representation

The Company represents artists in the hair, makeup, photography, and stylist arenas. These artists work on projects across the globe for well-known celebrities and companies in the media, advertising, retail, pharmaceutical and music industries. In addition, their work appears in top magazines and on the runways of major fashion houses.

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

Licensing & Branding Associations

Wilhelmina Licensing, LLC is a wholly-owned subsidiary that collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name. Third-party licensees include several leading fashion model agencies in local markets in the U.S. and internationally. A consumer products license for fragrance and cosmetics is also in effect. The film and television business consists of occasional television syndication royalties and production series contracts. Also, from time to time, the Company conducts model search contests and other events in an effort to expand the Wilhelmina brand and recruit talent.

Competition

The fashion model/talent management business is highly competitive. New York City, Los Angeles and Miami, as well as London, Paris, Milan, Barcelona, Stockholm, Guangzhou, Shanghai, Hong Kong, and Sao Paulo, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City. Wilhelmina’s principal competitors include other large fashion model management businesses in the U.S., including IMG Models, Elite Model Management, Ford Models, Inc., DNA Model Management, NEXT Model Management, The Lions Model Management, Women 360 Management, New York Model Management, and Marilyn Model Agency. However, Wilhelmina is the only publicly-owned fashion talent management company in the world.

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

Also, for more than 50 years, Wilhelmina and its predecessors have created long-standing client relationships and a number of business activities related to the fashion model management business that provide exposure to diverse markets and demographics. The Company has also developed a professional workforce with years of talent management experience.

Clients and Customers

        As of December 31, 2017, Wilhelmina represented a roster of approximately 2,500 active models and talent. Wilhelmina’s active models include Karolína Kurková, Francisco Lachowski, I-Hua Wu, Veronika Vilim, Sora Choi, Marlon Teixeira, Anne de Paula, Georgia Gibbs, Parker Gregory, Victoria Schons, Nicole Atieno, Ninouk Akkerman, Anna de Rijk, Avie Acosta, Miss Fame, Jegor Venned, Hao Yun Xiang, Race Imboden, Wallette Watson, Marianna Dantec, Eli Cruz, Hunter McGrady, Lulu Bonfils, Luke Hemmings, Janis Ancens, Alex Lundqvist, Clark Bockelman, Armando Cabral, Vanessa Cruz, Rayla Guimaraes Jacunda, RJ King, Ida Lundgren, Gracie Phillips, Mia Kang, Claudio Montiero, Ally Ertel and Nathan Owens. Wilhelmina’s celebrity talent includes Nicki Minaj, Shawn Mendes, Machine Gun Kelly, Niall Horan, RJ Mitte, Ellar Coltrane, Hopper Penn, Clara McGregor, and Leona Lewis.

Wilhelmina serves approximately 3,800 external clients. Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 3% of overall gross revenues. The top 100 clients of Wilhelmina together accounted for approximately 46% of overall gross revenues during 2017.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool, client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina believes it competed successfully in 2017.

With total advertising expenditures on major media (television, Internet, outdoor, cinema, magazines, and newspapers) exceeding approximately $190 billion in recent years, North America is the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness and consideration among advertisers and potential talent;
•	expand the Wilhelmina network through strategic geographic market development;
•	expand the women’s high end fashion board;
•	expand the Aperture division’s representation in commercials, film, and television;
•	expand celebrity representation; and
•	promote model search contests and events and partner on media projects (television, film, books, etc.).

Due to the ubiquity of the Internet as a standard business tool, the Company has increasingly sought to harness the opportunities of the Internet and other digital media to improve its communications with clients and to facilitate the effective exchange of fashion model and talent information. The Company continues to make significant investments in technology (including developing in-house art and social media departments) in pursuit of gains in efficiency and better communications with clients.  At the same time, the Internet presents challenges for the Company, including (i) the cannibalization of traditional print media businesses, and (ii) pricing pressures with respect to digital media photo shoots and client engagements.

In September 2016, Wilhelmina opened a Chicago office to better provide models and talent with direct access to clients in the midwest region of the United States.

EMPLOYEES

As of December 31, 2017, the Company had 121 employees, 80 of whom were located in New York City, eight of whom were located at Wilhelmina’s Miami office, one of whom was located at Wilhelmina’s Chicago office, 17 of whom were located at Wilhelmina’s Los Angeles office, 13 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	3,605	July 31, 2021
Office for Florida-based operations – Miami, FL	2,100	September 30, 2018
Office for London-based operations – London, UK	995	July 19, 2020
Office for Illinois-based operations – Chicago, IL	1,800	June, 30 2021
Two model apartments – Chicago, IL	2,200	2018
Two model apartments – London, UK	2,600	2018
Four model apartments – New York, NY	6,800	2018-2019
Two model apartments – Miami, FL	2,000	2018

The Company believes there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs the Company may have as a result of future expansion.

ITEM 3.	LEGAL PROCEEDINGS

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims, and oral argument on the motion was heard by the Court in June 2016. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina have appealed the decision and the appeal has been fully briefed.  Oral argument will be scheduled in or after April 2018. The parties appeared before the Court for a status conference on July 18, 2017, and the Court directed the defendants to answer the Third Amended Complaint by August 16, 2017. Wilhelmina filed its Answer to the Third Amended Complaint on that date, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation. The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action was filed on August 16, 2017 and Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017 which is scheduled to be argued on April 3, 2018. Discovery is proceeding in this case. The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to vigorously defend the action.

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

The Company had 9,000,000 shares of common stock authorized at December 31, 2017.

The following table shows the high and low sales prices of the common stock for each calendar quarter of 2016 and 2017.

	High	Low
Year Ended December 31, 2016:
1st Quarter	$7.30	$6.00
2nd Quarter	$7.50	$6.00
3rd Quarter	$8.82	$6.48
4th Quarter	$14.12	$8.08

Year Ended December 31, 2017:
1st Quarter	$8.87	$7.10
2nd Quarter	$8.24	$5.80
3rd Quarter	$8.73	$5.67
4th Quarter	$6.99	$6.22

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	460,000	$7.34	340,000
Equity compensation plans not approved by security holders	-	-	-
Total	460,000	$7.34	340,000

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Issuer Repurchases

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. On August 12, 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. No shares were repurchased under the stock repurchase program during 2017.

Shareholders

As of March 22, 2018 there were 5,381,668 shares of the Company’s common stock outstanding held by 439 holders of record.

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

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2017 and 2016. This section should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

OVERVIEW

The Company’s primary business is fashion model management and complementary business activities. The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by Internet, print and television advertising campaigns for consumer goods and retail clients. Wilhelmina believes it has strong brand recognition which enables it to attract and retain top agents and talent to service a broad universe of clients. In order to take advantage of these opportunities and support its continued growth, the Company will need to continue to successfully allocate resources and staffing in a way that enhances its ability to respond to new opportunities. The Company continues to focus on tightly managing costs, recruiting top agents, and scouting and developing talent.

Although Wilhelmina has a large and diverse client base, it is not immune to global economic conditions. The Company closely monitors economic conditions, client spending, and other industry factors and continually evaluates opportunities to increase the market share of its existing boards and further expand its geographic reach. There can be no assurance as to the effects on Wilhelmina of future economic circumstances, technological developments, client spending patterns, client credit worthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

In addition to net income, the key financial indicators that the Company reviews to monitor its business are revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards”, each a specific division of the fashion model management operations which specializes by the type of model it represents, by geographic locations and from significant clients. Wilhelmina’s primary sources of revenue include: (i) revenues from principal relationships where the gross amount billed to the client is recorded as revenue when earned and collectability is reasonably assured; and (ii) separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See “Critical Accounting Policies - Revenue Recognition.”.

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations

 For the Years Ended December 31, 2017 and 2016

(in thousands)	2017	2016	% Change 2017 vs 2016
Service revenues	73,162	82,044	-10.8%
License fees and other income	34	184	-81.5%
TOTAL REVENUES	73,196	82,228	-11.0%
Model costs	52,275	58,682	-10.9%
REVENUES NET OF MODEL COSTS	20,921	23,546	-11.1%
GROSS PROFIT MARGIN	28.6%	28.6%
Salaries and service costs	14,103	14,893	-5.3%
Office and general expenses	5,132	5,647	-9.1%
Amortization and depreciation	906	594	52.5%
Corporate overhead	1,079	1,395	-22.7%
OPERATING INCOME	(299)	1,017	-129.4%
OPERATING MARGIN	-0.4%	1.2%
Foreign exchange gain (loss)	(54)	14	*
Loss on revaluation of contingent consideration	-	(30)	*
Interest expense	(128)	(81)	58.0%
Loss from unconsolidated affiliate	(40)	(10)	300.0%
INCOME (LOSS) BEFORE INCOME TAXES	(521)	910	-157.3%
Current income tax expense	(362)	(296)	22.3%
Deferred tax benefit (expense)	1,046	(519)	-301.5%
Effective tax rate	-131.3%	89.6%
NET INCOME	163	95	71.6%

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The decrease of 10.8% in total service revenues for the year ended December 31, 2017 when compared to the year ended December 31, 2016 was primarily due to a decrease in core model bookings. The decrease in core model bookings in the United States was partially offset by an increase in core model bookings in the London office, from the Aperture division, and from the Celebrity division.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased 81.5% for the year ended December 31, 2017, when compared to the year ended December 31, 2016, primarily due to a reduction in the number of licensed affiliates.

Gross Profit Margin

Gross profit margins as a percentage of revenue for the year ended December 31, 2017, when compared to the year ended December 31, 2016 was relatively unchanged.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E costs required to deliver the Company’s services to its clients and talent. The 5.3% decrease in salaries and service costs during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to severance paid to the Company’s former Chief Executive Officer and another employee in 2016, changes in personnel to better align the number of employees at each Wilhelmina office with the needs of each geographic region, and improved management of T&E costs in connection with delivering services to clients and models.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  During the year ended December 31, 2017, office and general expenses decreased 9.1% when compared to the year ended December 31, 2016, primarily due to recruiting fees related to the hiring of the Company’s new Chief Executive Officer and new Chief Financial Officer and an accrual for non-income tax expenses during 2016, as well as decreases in marketing and model apartment costs in 2017.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and intangibles. During 2017, amortization and depreciation expense totaled $0.9 million compared to $0.6 million in 2016, primarily due to the Company’s new accounting software put into service in the second half of 2016.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased $0.3 million for the year ended December 31, 2017, when compared to the year ended December 31, 2016, primarily due to lower legal fees in 2017.

Operating Margin

Operating margin declined to -0.4% for the year ended December 31, 2017 compared to 1.2% for the year ended December 31, 2016, primarily as a result of decreased revenues outpacing savings in operating expenses.

Foreign Currency Translation

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period.  For the year ended December 31, 2017, the Company realized a loss on foreign currency of $54 thousand as compared to a gain of $14 thousand for the year ended December 31, 2016. The loss for the year ended December 31, 2017, was primarily due to exchange rate fluctuations in the British Pound and the Euro.

Revaluation of Contingent Consideration

In connection with the London acquisition, the Company recorded contingent consideration in 2015. The payment of this consideration was based upon London achieving certain benchmarks for the years ending 2015 and 2016. In 2016, the Company increased the contingent consideration by $30 thousand based on London’s expectation of meeting its benchmark for 2016. The contingent consideration of $0.1 million was paid in January 2017.

Interest Expense

The Company incurs interest expense as a result a term loan with Amegy bank. Interest expense increased 58% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the loan being drawn during 2016 and including a partial year of interest in 2016 compared to a full year of interest expense in 2017.

Unconsolidated affiliate

Wilhelmina previously owned a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC, a New York City-based modeling agency that specialized in representing child models. The Company incurred losses for the years ended December 31, 2017 and 2016, attributable to its pro rata ownership interest in Kids. On December 9, 2016, the owners of Kids agreed to dissolve Wilhelmina Kids & Creative Management LLC and ceased related business operations of Kids, and the final expenses to wind down the operations of Kids were incurred in early 2017.

Income before Income Taxes

Income before income taxes declined $1.4 million to a loss of $0.5 million for the year ended December 31, 2017, compared to income of $0.9 million for the year ended December 31, 2016, primarily as a result of decreased revenues outpacing reduction in expenses.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization and depreciation expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of December 31, 2017, the Company had federal income tax loss carryforwards of $1.9 million.

The U.S. Tax Cuts and Jobs Act (“The Act”) reduces the U.S. statutory tax rate from 35% to 21% for years after 2017 and imposes a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company remeasured all deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $0.7 million attributable to the effects of the Tax Act. The Company’s deemed repatriation liability is not deemed material due to a foreign deficit.

Net Income

Net income increased 71.6%, to $0.2 million, for the year ended December 31, 2017, compared to $0.1 million for the year ended December 31, 2016, primarily due to a $1.5 million decrease in income tax expense due to the recognition of deferred income tax benefits, partially offset by the $1.4 million decline in income before income taxes.

Liquidity and Capital Resources

The Company’s cash balance decreased to $4.3 million at December 31, 2017 from $5.7 million at December 31, 2016. The cash balances decreased primarily as a result of $0.3 million net cash used by operating activities, $0.7 million cash used in investing activities, and $0.5 million cash used in financing activities.

The $0.7 million cash used in investing activities was attributable to purchases of property and equipment, including software, office furniture, and computer equipment. The $0.5 million of cash used in financing activities was attributable to interest payments on the company’s term loan.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts and servicing its term loan. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. Based on 2018 budgeted and year-to-date cash flow information, management believes that the Company has sufficient liquidity to meet its projected operational expenses and capital expenditure requirements for the next twelve months.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2017, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit. The revolving line of credit presently expires on October 24, 2018.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock from Lorex Investments AG. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

On May 4, 2017, the Company entered into a Seventh Amendment to Credit Agreement with Amegy Bank reducing the Company’s fixed charge coverage ratio through December 31, 2017. The Company obtained a waiver from Amegy Bank of its failure to satisfy the fixed coverage ratio for the quarter ended June 30, 2017. On August 1, 2017, the Company entered into an Eighth Amendment to Credit Agreement with Amegy Bank eliminating the requirement to test the fixed charge coverage ratio for the quarter ended September 30, 2017. Effective October 24, 2017, the Company entered into a Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit with Amegy Bank extending the maturity of the revolving line of credit for one year and increasing the fee payable upon issuance of any letter of credit from 1.0% to 1.25% of the face amount of the letter of credit (but not less than $1,000).

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

        During the year ended December 31, 2017, there were no changes in the Company’s internal controls over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.       Financial Statement Schedules:

The information required by this item is not applicable.

3.	Exhibits:

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).

3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).

4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).

10.1	Mutual Support Agreement, dated August 25, 2008, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Annex D to the Proxy Statement on Schedule 14A filed December 22, 2008).

10.2	First Amendment to Mutual Support Agreement, dated October 18, 2010, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 21, 2010).

10.3	Credit Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 5, 2011).

10.4	Promissory Note, dated as of April 20, 2011, by and between Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed May 5, 2011).

10.5	Pledge and Security Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed May 5, 2011).

10.6	Guaranty, dated as of April 20, 2011, by the guarantor signatories thereto for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.4 to Form 8-K filed May 5, 2011).

10.7	First Amendment to Credit Agreement, dated January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed January 19, 2012).

10.8	Amended and Restated Line of Credit Promissory Note, dated as of January 1, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed January 19, 2012).

10.9	First Amendment to Pledge and Security Agreement, dated as of January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed January 19, 2012).

10.10	Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2012).

10.11	Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2012).

10.12	Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed October 30, 2012).

10.13	Third Amendment to Pledge and Security Agreement, dated as of July 31, 2014, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.30 to Form 10-K filed March 27, 2015).

10.14	Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.32 to Form 10-Q filed November 16, 2015).

10.15	Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.33 to Form 10-Q filed November 16, 2015).

10.16	Term Loan Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.34 to Form 10-Q filed November 16, 2015).

10.17	Third Amendment to Pledge and Security Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.35 to Form 10-Q filed November 16, 2015).

10.18	Fifth Amendment to Credit Agreement dated May 13, 2016, by and among Wilhelmina International, Inc., Amegy Bank National Association and the guarantors signatory thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 17, 2016).

10.19	Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note dated November 9, 2016, between Wilhelmina International, Inc. and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 14, 2016).

10.20	Seventh Amendment to Credit Agreement dated May 4, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 8, 2017).

10.21	Eighth Amendment to Credit Agreement and Waiver dated August 1, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 4, 2017).

10.22	Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit Note dated October 24, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 9, 2017).

*10.23	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).

*10.24	Form of Stock Option Grant Agreement (incorporated by reference from Exhibit 10.21 to Form 10-K filed March 23, 2017).

*10.25	Employment Agreement, dated as of January 26, 2016, by and between Wilhelmina International, Inc. and William Wackermann (incorporated by reference from Exhibit 10.1 to the Form 8-K filed February 1, 2016).

*10.26	Amended and Restated Employment Agreement dated June 29, 2016, between Wilhelmina International, Inc. and William J Wackermann (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 30, 2016).

*10.27	Letter agreement dated April 4, 2016 between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016).

10.28	Stock Purchase Agreement dated August 16, 2016, between Wilhelmina International, Inc. and Lorex Investments AG (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 17, 2016).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 22, 2018
	By:	/s/ William J. Wackermann
	Name	William J. Wackermann
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March 2018.

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

For the Year Ended December 31, 2017

MONTGOMERY COSCIA GREILICH LLP

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Wilhelmina International, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Montgomery Coscia Greilich, LLP

We have served as the Company’s auditor since 2012

Plano, TX

March 22, 2018

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2017 and 2016

(In thousands, except share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,256	$5,688
Accounts receivable, net of allowance for doubtful accounts of $2,171 and $1,646, respectively	13,627	16,947
Prepaid expenses and other current assets	180	847
Total current assets	18,063	23,482

Property and equipment, net of accumulated depreciation of $2,349 and $1,525, respectively	3,039	3,206

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,609 and $8,527, respectively	128	210
Goodwill	13,192	13,192
Other assets	137	164

TOTAL ASSETS	$43,026	$48,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,985	$4,781
Due to models	10,190	14,217
Contingent consideration to seller	-	97
Term loan - current	524	502
Total current liabilities	14,699	19,597

Long term liabilities:
Net deferred income tax liability	521	1,567
Term loan - non-current	1,623	2,147
Total long-term liabilities	2,144	3,714

Total liabilities	16,843	23,311

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 and 12,500,000 shares authorized; 6,472,038 shares issued at December 31, 2017 and December 31, 2016	65	65
Treasury stock, 1,090,370 at December 31, 2017 and December 31, 2016, at cost	(4,893)	(4,893)
Additional paid-in capital	87,892	87,336
Accumulated deficit	(56,885)	(57,048)
Accumulated other comprehensive income	4	(50)
Total shareholders’ equity	26,183	25,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,026	$48,721

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2017 and 2016

(In thousands, except per share data)

	2017	2016
Revenues
Service revenues	$73,162	$82,044
License fees and other income	34	184
Total revenues	73,196	82,228

Model costs	52,275	58,682

Revenues net of model costs	20,921	23,546

Operating expenses
Salaries and service costs	14,103	14,893
Office and general expenses	5,132	5,647
Amortization and depreciation	906	594
Corporate overhead	1,079	1,395
Total operating expenses	21,220	22,529
Operating income (loss)	(299)	1,017

Other income (expense):
Foreign exchange gain (loss)	(54)	14
Loss from unconsolidated affiliate	(40)	(10)
Interest expense	(128)	(81)
Loss on revaluation of contingent liability	-	(30)
Total other income (expense)	(222)	(107)

Income (loss) before income taxes	(521)	910

Provision for income taxes:
Current	(362)	(296)
Deferred	1,046	(519)
Income tax benefit (expense)	684	(815)

Net income	$163	$95

Other comprehensive income
Foreign currency translation benefit (expense)	54	(38)
Total comprehensive income	$217	$57

Basic net income per common share	$0.03	$0.02
Diluted net income per common share	$0.03	$0.02

Weighted average common shares outstanding-basic	5,382	5,632
Weighted average common shares outstanding-diluted	5,382	5,686

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2015	6,472	$65	(684)	$(2,118)	$86,987	$(57,143)	$(12)	$27,779
Share based payment expense	-	-	-	-	349	-	-	349
Net income to common shareholders	-	-	-	-	-	95	-	95
Purchases of treasury stock	-	-	(406)	(2,775)	-	-	-	(2,775)
Foreign currency translation	-	-	-	-	-	-	(38)	(38)
Balances at December 31, 2016	6,472	$65	(1,090)	$(4,893)	$87,336	$(57,048)	$(50)	$25,410
Share based payment expense	-	-	-	-	556	-	-	556
Net income to common shareholders	-	-	-	-	-	163	-	163
Purchases of treasury stock	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	54	54
Balances at December 31, 2017	6,472	$65	(1,090)	$(4,893)	$87,892	$(56,885)	$4	$26,183

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

 (In thousands)

	2017	2016
Cash flows from operating activities:
Net income:	$163	$95
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	906	594
Share based payment expense	556	349
Revaluation of contingent liability to seller	-	30
Bad debt expenses	172	153
Changes in operating assets and liabilities:
Accounts receivable	3,148	(3,916)
Prepaid expenses and other current assets	667	(656)
Other assets	27	241
Due to models	(4,027)	4,472
Accounts payable and accrued liabilities	(796)	1,009
Contingent liability to seller	(97)	-
Deferred income taxes	(1,046)	519
Net cash (used in) provided by operating activities	(327)	2,890

Cash flows from investing activities:
Purchases of property and equipment	(657)	(1,594)
Net cash used in investing activities	(657)	(1,594)

Cash flows from financing activities:
Purchases of treasury stock	-	(2,775)
Proceeds from term loan	-	2,730
Payments on term loan	(502)	(81)
Net cash used in financing activities	(502)	(126)

Foreign currency effect on cash flows:	54	(38)

Net change in cash and cash equivalents:	(1,432)	1,132
Cash and cash equivalents, beginning of period	5,688	4,556
Cash and cash equivalents, end of period	$4,256	$5,688

Supplemental disclosures of cash flow information:
Cash paid for interest	$110	$81
Cash (refund of) paid for income taxes	$(376)	$320

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Note 1.  Business Activity

Overview

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, Chicago, and London, as well as a network of licensees in various local markets in the U.S. and internationally. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, artists, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies.

Note 2.  Summary of Significant Accounting Policies

The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The following is a summary of significant policies used in the preparation of the accompanying financial statements.

Principles of Consolidation and Basis of Presentation

The financial statements include the consolidated accounts of Wilhelmina and its wholly owned subsidiaries. Wilhelmina also previously owned a non-consolidated 50% interest in Wilhelmina Kids & Creative Management LLC which was accounted for under the equity method of accounting. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the allowance. During 2017, the Company increased its allowance to $2.2 million, with a $0.2 million corresponding charge to earnings. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  The Company generally does not require collateral.

 Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, London and the Republic of Chile. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At December 31, 2017, the Company had cash balances in excess of FDIC insurance coverage of approximately $4.1 million. Balances in London accounts are covered by Financial Services Compensation Scheme (“FSCS”) limits of £75 thousand or approximately $0.1 million per institution. At December 31, 2017, the Company had cash balances in excess of FSCS coverage of approximately $0.5 million. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

For the years ended December 31, 2017 and 2016, depreciation expense totaled $0.8 million and $0.5 million, respectively. Depreciation expense increased primarily due to the Company’s new accounting software being placed into service in the second half of 2016.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the years ended December 31, 2017 and 2016.

 Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2017 approximated $39 thousand compared to $152 thousand for the year ended December 31, 2016. The decrease in advertising costs was due to the Company’s increase in utilization of the in-house art and marketing department.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of December 31, 2017, the Company believes that its deferred tax assets are more likely than not to be realized, and therefore, no valuation allowance has been recorded.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved. Federal tax returns for tax years 2013 through 2016 remained open for examination as of December 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers. The ASU replaces most existing revenue recognition guidance in GAAP, and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company currently recognizes model and artist revenues when the related services have been provided, generally at the time that the modeling photoshoot, event, or artist services are performed. We continue to evaluate the standard’s impact on revenues related to longer term advertising campaigns and license agreements. This update will be effective for annual reporting periods beginning after December 15, 2017.

Note 3.  Notes Payable

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2017, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit. The revolving line of credit presently expires on October 24, 2018.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock from Lorex Investments AG (“Lorex”). The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

On May 4, 2017, the Company entered into a Seventh Amendment to Credit Agreement with Amegy Bank reducing the Company’s fixed charge coverage ratio through December 31, 2017. The Company obtained a waiver from Amegy Bank of its failure to satisfy the fixed coverage ratio for the quarter ended June 30, 2017. On August 1, 2017, the Company entered into an Eighth Amendment to Credit Agreement with Amegy Bank eliminating the requirement to test the fixed charge coverage ratio for the quarter ended September 30, 2017. Effective October 24, 2017, the Company entered into a Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit with Amegy Bank extending the maturity of the revolving line of credit for one year and increasing the fee payable upon issuance of any letter of credit from 1.0% to 1.25% of the face amount of the letter of credit (but not less than $1,000).

Note 4.  Operating Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment. These operating leases expire at various dates through 2021. In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreement. The Company also leases certain corporate office space from an affiliate.

The following table summarizes future minimum payments under the current lease agreements:

Years Ending December 31	Amount (in thousands)
2018	$1,437
2019	1,087
2020	982
2021	317
Total	$3,823

Rent expense totaled approximately $1.7 million and $1.8 million for the years ended December 31, 2017 and 2016 respectively.

Note 5.  Commitments and Contingencies

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims, and oral argument on the motion was heard by the Court in June 2016. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina have appealed the decision and the appeal has been fully briefed.  Oral argument will be scheduled in or after April 2018. The parties appeared before the Court for a status conference on July 18, 2017, and the Court directed the defendants to answer the Third Amended Complaint by August 16, 2017. Wilhelmina filed its Answer to the Third Amended Complaint on that date, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation. The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action was filed on August 16, 2017 and Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017 which is scheduled to be argued on April 3, 2018. Discovery is proceeding in this case. The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to vigorously defend the action.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 6.  Income Taxes

The following table summarizes the income tax (expense) benefit for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Current:
Federal	$-	$-
State	(149)	(177)
Foreign	(213)	(119)
Current Total	(362)	(296)
Deferred:
Federal	994	(380)
State	52	(119)
Foreign	-	(20)
Deferred Total	1,046	(519)
Total	$684	$(815)

The income tax benefit (expense) differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The following table shows the reasons for these differences (in thousands):

	2017	2016
Computed income tax benefit (expense) at statutory rate	$180	$(319)
Increase in taxes resulting from:
Permanent and other deductions, net	(95)	(94)
Forfeiture of stock options, net	-	(164)
Foreign income taxes	(32)	(71)
State income taxes, net of federal benefit	(62)	(167)
Deferred tax effects	693	-
Total income tax benefit (expense)	$684	$(815)

The following table shows the tax effect of significant temporary differences, which comprise the deferred tax asset and liability (in thousands):

	2017	2016
Deferred tax asset:
Net operating loss carryforward	$395	$506
Foreign tax credits	380	261
Accrued expenses	578	959
Allowance for doubtful accounts	173	209
Stock-based compensation	242	138
Other intangible assets	54	104
Total deferred income tax asset	1,822	2,177
Deferred tax liability:
Property and equipment	(589)	(990)
Intangible assets-brand name	(1,079)	(1,798)
Goodwill	(447)	(661)
Other intangible assets	(229)	(295)
Total deferred income tax liability	(2,344)	(3,744)
Net deferred tax liability	$(522)	$(1,567)

The Company has $1.9 million of federal net operating loss carryforwards, which expire during 2036 and 2037. Additionally, the Company has $0.4 million of U.S. federal foreign tax credit carryforwards, which expire between 2023 and 2027.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and base erosion tax, respectively. In addition, in 2017 we are subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. We estimate that the Company’s deemed repatriation liability will not be material due to a foreign deficit.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act is expected to be completed in 2018.

Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018.

One-time transition tax

The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to the U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We did not record a provisional amount for this one-time transitional tax liability as our foreign subsidiaries had a net foreign earnings and profit deficit as of December 31, 2017.

Deferred tax effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we have remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $0.7 million to reflect the reduced U.S. tax rate and other effects of the Tax Act. Although the tax rate reduction is known, we have not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional.

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

From 2012 through December 31, 2017, the Company repurchased an aggregate of 1,090,370 shares of common stock at an average price of approximately $4.49 per share, for a total of approximately $4.9 million in repurchases under the stock repurchase program. During the year ended December 31, 2017, no shares were repurchased. The repurchase of an additional 409,630 shares is presently authorized under the stock repurchase program.

Note 8.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. James A. Dvorak (Managing Director at NCM) also serves as a director of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30 thousand for each of the years ended December 31, 2017 and 2016. The Company did not owe NCM any amounts under the services agreement as of December 31, 2017.

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

Under the Incentive Plans, stock option awards covering 230,000 shares of the common stock were granted during each of 2017 and 2016. No stock options were exercised during either 2017 or 2016.

The following table shows a summary of stock option transactions under the Incentive Plans during 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2016	310,000	$4.01
Granted	230,000	6.70
Exercised	-	-
Forfeited or expired	(310,000)	5.40
Outstanding, December 31, 2016	230,000	$6.70
Granted	230,000	7.98
Exercised	-	-
Forfeited or expired	-	-
Outstanding, December 31, 2017	460,000	$7.34

Total unrecognized compensation expense on options outstanding as of December 31, 2017 was $0.7 million. Options to purchase 46,000 shares of common stock were exercisable as of December 31, 2017.

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

Note 10.  Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 100% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company may make discretionary contributions. No discretionary contributions were made during the years ended December 31, 2017 and 2016.

Note 11.  Intangible Assets

The following table summarizes the intangible assets for the years ended December 31, 2017 and 2016 (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
2017 Intangibles:
Customer lists	$3,204	$(3,191)	5.0
Non-compete agreements	1,054	(1,054)	6.5
Talent and model contractual relationships	2,846	(2,731)	3.8
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,737	$(8,609)	5.1

2016 Intangibles:
Customer lists	$3,204	$(3,182)	5.0
Non-compete agreements	1,054	(1,053)	6.5
Talent and model contractual relationships	2,846	(2,659)	3.8
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,737	$(8,527)	5.1

Amortization expense totaled $0.1 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. The remaining unamortized balance of $0.1 million will be amortized over the next five years.

