Form 10-Q
period 2018-03-31
Wilhelmina International, Inc.
filed 2018-05-11
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018 the registrant had 5,376,040 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2018

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,564	$4,256
Accounts receivable, net of allowance for doubtful accounts of $2,209 and $2,171, respectively	15,141	13,627
Prepaid expenses and other current assets	243	180
Total current assets	18,948	18,063

Property and equipment, net of accumulated depreciation of $2,566 and $2,349, respectively	2,984	3,039

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,628 and $8,609, respectively	109	128
Goodwill	13,192	13,192
Other assets	132	137

TOTAL ASSETS	$43,832	$43,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,146	$3,985
Due to models	10,612	10,190
Term loan - current	530	524
Total current liabilities	15,288	14,699

Long term liabilities:
Deferred income tax liability	532	521
Term loan - non-current	1,488	1,623
Total long-term liabilities	2,020	2,144

Total liabilities	17,308	16,843

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at March 31, 2018 and December 31, 2017	65	65
Treasury stock, 1,095,998 and 1,090,370 at March 31, 2018 and December 31, 2017, at cost	(4,929)	(4,893)
Additional paid-in capital	88,001	87,892
Accumulated deficit	(56,660)	(56,885)
Accumulated other comprehensive loss	47	4
Total shareholders’ equity	26,524	26,183

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,832	$43,026

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2018 and 2017

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Service revenues	$19,702	$19,123
License fees and other income	14	28
Total revenues	19,716	19,151

Model costs	13,842	13,699

Revenues net of model costs	5,874	5,452

Operating expenses:
Salaries and service costs	3,559	3,636
Office and general expenses	1,378	1,152
Amortization and depreciation	236	217
Corporate overhead	337	346
Total operating expenses	5,510	5,351
Operating income	364	101

Other expense:
Foreign exchange loss	(20)	(22)
Interest expense	(25)	(29)
Loss from unconsolidated affiliate	-	(29)
Total other expense	(45)	(80)

Income before provision for income taxes	319	21

Provision for income taxes: (expense) benefit:
Current	(84)	(60)
Deferred	(10)	48
Income tax expense	(94)	(12)

Net income	$225	$9
Other comprehensive income:
Foreign currency translation income	43	45
Total comprehensive income	$268	$54

Basic income per common share	$0.04	$0.00
Diluted income per common share	$0.04	$0.00

Weighted average common shares outstanding-basic	5,381	5,382
Weighted average common shares outstanding-diluted	5,402	5,399

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2018 and 2017

 (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income:	$225	$9
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	236	217
Share based payment expense	109	124
Deferred income taxes	11	(46)
Bad debt expense	45	38
Changes in operating assets and liabilities:
Accounts receivable	(1,559)	(1,576)
Prepaid expenses and other current assets	(63)	500
Other assets	5	39
Due to models	422	413
Accounts payable and accrued liabilities	161	(1,079)
Contingent liability to seller	-	(97)
Net cash used by operating activities	(408)	(1,458)

Cash flows from investing activities:
Purchases of property and equipment	(162)	(254)
Net cash used in investing activities	(162)	(254)

Cash flows from financing activities:
Purchases of treasury stock	(36)	-
Repayment of term loan	(129)	(124)
Net cash used in financing activities	(165)	(124)

Foreign currency effect on cash flows:	43	45

Net change in cash and cash equivalents:	(692)	(1,791)
Cash and cash equivalents, beginning of period	4,256	5,688
Cash and cash equivalents, end of period	$3,564	$3,897

Supplemental disclosures of cash flow information:
Cash paid for interest	$24	$29
Cash refund of income taxes	$10	$69

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 3. New Accounting Standards

Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. On January 1, 2018, Wilhelmina adopted the new accounting standard which requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when, or as, the performance obligation is satisfied.

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

Note 5. Line of Credit

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2018, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.1 million. The revolving line of credit presently expires on October 24, 2018.

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

Note 6. Commitments and Contingencies

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims, and oral argument on the motion was heard by the Court in June 2016. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to  dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina have appealed the decision and the appeal was argued on April 10, 2018. On August 16, 2017, Wilhelmina filed its Answer to the Third Amended Complaint, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation. The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action, was filed on August 16, 2017.  Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017, which was argued on April 20, 2018. Discovery is proceeding in this case, and Ms. Pressley has asked to withdraw from the case, leaving Roberta Little as the sole named plaintiff in the Pressley Litigation. The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to vigorously defend the action.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 7. Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of March 31, 2018, the Company had federal income tax loss carryforwards of $1.8 million.

The U.S. Tax Cuts and Jobs Act was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and base erosion tax, respectively.

Note 8. Common Stock

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

Note 9. Treasury Shares

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

From 2012 through March 31, 2018, the Company has repurchased 1,095,998 shares of Common Stock at an average price of approximately $4.50 per share, for a total of approximately $4.9 million in repurchases under the stock repurchase program. During the first three months of 2018, 5,628 shares were repurchased under the stock repurchase program.

Note 10. Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. James Dvorak (Managing Director at NCM) also serves as a director of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 thousand for the three months ended March 31, 2018 and 2017. The Company did not owe NCM any amounts under the services agreement as of March 31, 2018 or 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2018 and 2017. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry.  Similarly, in the segments where the Company competes with other leading full service agencies, Wilhelmina competed successfully during the first three months of 2018.

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) exceeding approximately $190 billion in recent years, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

In recent quarters, traditional retail clients in the fashion and beauty industry have had increased competition from digital, social, and new media, reducing their budgets for advertising and model talent. Wilhelmina reviews the mix of talent and resources available to best operate in the changing environment.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness and consideration among advertisers and potential talent;
•	expand the Wilhelmina network through strategic geographic market development;
•	expand the women’s high end fashion board;
•	expand the Aperture division’s representation in commercials, film, and television;
•	expand celebrity representation; and
•	promote model search contests, and events and partner on media projects (television, film, books, etc.).

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

Key Financial Indicators

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

Analysis of Consolidated Statements of Operations and Gross Billings

(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017	Percent Change 2018 vs 2017
Service revenues	19,702	19,123	3.0%
License fees and other income	14	28	(50.0%)
TOTAL REVENUES	19,716	19,151	3.0%
Model costs	13,842	13,699	1.0%
REVENUES NET OF MODEL COSTS	5,874	5,452	7.7%
GROSS PROFIT MARGIN	29.8%	28.5%
Salaries and service costs	3,559	3,636	(2.1%)
Office and general expenses	1,378	1,152	19.6%
Amortization and depreciation	236	217	8.8%
Corporate overhead	337	346	(2.6%)
OPERATING INCOME	364	101	260.4%
OPERATING MARGIN	1.8%	0.5%
Foreign exchange loss	(20)	(22)	(9.1%)
Interest expense	(25)	(29)	(13.8%)
Loss from unconsolidated subsidiary	-	(29)	*
INCOME BEFORE INCOME TAXES	319	21	*
Income taxes expense	(94)	(12)	*
Effective tax rate	29.5%	57.1%
NET INCOME	225	9	*

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The 3.0% increase in service revenues for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 was primarily due to an increase in core model bookings during the first three months of 2018.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 50.0% for the three months ended March 31, 2018, when compared to three months ended in March 31, 2017, primarily due to a reduction in the number of licensed affiliates.

Gross Profit Margin

Gross profit margin increased by 1.3 basis points in the three months ended March 31, 2018, when compared to the three months ended March 31, 2017 primarily due to a change in board revenue mix and a decrease in client reimbursable expenses in 2018.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 2.1% decrease in salaries and service costs for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 was primarily due to changes in personnel to better align the number of employees at each Wilhelmina office with the needs of each geographic region, a reduction in share based payment expense, and more effective management of T&E.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost. These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. The 19.6% increase in office and general costs for the three months ended March 31, 2018 when compared to three months ended March 31, 2017 was primarily due to increased legal expenses in 2018.

Amortization and Depreciation

Depreciation and amortization expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles. During the three months ended March 31, 2018, compared to the same period of the prior year, depreciation and amortization expense increased by 8.8% primarily due to new equipment being placed in service in recent months, which will be depreciated going forward. Fixed asset purchases (mostly related to technology) totaled approximately $162 thousand and $254 thousand during the three months ended March 31, 2018 and March 31, 2017, respectively.

Corporate Overhead

Corporate overhead expenses include director compensation, SEC compliance costs, audit and professional fees, and other public company costs. Corporate overhead decreased by 2.6% for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017. The decrease was primarily due to lower corporate travel costs.

Operating Margin

Operating margin for the three months ended March 31, 2018 increased by 1.3 basis points when compared to the three months ended March 31, 2017 due to increases in revenues outpacing increases in operating expenses.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the quarters ended March 31, 2018 and March 31, 2017.

Foreign Currency Translation

The Company realized a $20 thousand foreign currency exchange loss during the three months ended March 31, 2018 as compared to a $22 thousand foreign currency exchange loss in the same period of the prior year due to fluctuations in currencies from Latin America, Great Britain and Europe.

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 was primarily attributable to accrued interest on a term loan drawn during the third quarter of 2016. See, “Liquidity and Capital Resources.”

Unconsolidated Subsidiary

The loss from an unconsolidated subsidiary for the three months ended March 31, 2017 was the result of the dissolution of the unconsolidated subsidiary and discontinuation of its operations.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible and income attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. The decrease in the Company’s effective tax rate was primarily due to the reduction in the U.S. statutory tax rate, resulting from the U.S. Tax Cuts and Jobs Act.

Net Income

Net income for the three months ended March 31, 2018 increased to $225 thousand compared to $9 thousand for the same period of the prior year. The increase in net income was primarily the result of the combined effect of improved operating income, the absence of any loss from unconsolidated subsidiary and a decreased effective tax rate.

Liquidity and Capital Resources

The Company’s cash balance decreased to $3.6 million at March 31, 2018 from $4.3 million at December 31, 2017. The cash balances decreased as a result of $0.4 million net cash used by operating activities, $0.2 million cash used in investing activities, and $0.2 million cash used in financing activities.

The $0.2 million cash used in investing activities was attributable to purchases of property and equipment, including software, office furniture, and computer equipment. The $0.2 million of cash used in financing activities was attributable to principal payments on the Company’s term loan and purchases of treasury stock.

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

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2018, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit. The revolving line of credit presently expires on October 24, 2018.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three months ended March 31, 2018 and March 31, 2017.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of March 31, 2018, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized. In addition, the Company continuously evaluates its tax contingencies.

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

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims, and oral argument on the motion was heard by the Court in June 2016. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to  dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina have appealed the decision and the appeal was argued on April 10, 2018. On August 16, 2017, Wilhelmina filed its Answer to the Third Amended Complaint, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation. The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action, was filed on August 16, 2017.  Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017, which was argued on April 20, 2018. Discovery is proceeding in this case, and Ms. Pressley has asked to withdraw from the case, leaving Roberta Little as the sole named plaintiff in the Pressley Litigation. The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to vigorously defend the action.

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

The following table furnishes information for purchases made pursuant to the stock repurchase program during the first quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1-31, 2018	-	$-	1,090,370	409,630
February 1-28, 2018	-	$-	1,090,370	409,630
March 1-31, 2018	5,628	$6.37	1,095,998	404,012
Total	5,628	$6.37

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 11, 2018	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)