Form 10-Q
period 2018-06-30
Wilhelmina International, Inc.
filed 2018-08-10
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the registrant had 5,269,530 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2018

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$4,617	$4,256
Accounts receivable, net of allowance for doubtful accounts of $2,192 and $2,171, respectively	15,095	13,627
Prepaid expenses and other current assets	319	180
Total current assets	20,031	18,063

Property and equipment, net of accumulated depreciation of $2,786 and $2,349, respectively	2,806	3,039
Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,646 and $8,608 respectively	90	128
Goodwill	13,192	13,192
Other assets	127	137

TOTAL ASSETS	$44,713	43,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,797	$3,985
Due to models	10,590	10,190
Term loan - current	537	524
Total current liabilities	15,924	14,699

Long term liabilities:
Deferred income tax liability	584	521
Term loan - non-current	1,351	1,623
Total long-term liabilities	1,935	2,144

Total liabilities	17,859	16,843

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at June 30, 2018 and December 31, 2017	65	65
Treasury stock, 1,102,508 and 1,090,370 at June 30, 2018 and December 31, 2017, at cost	(4,975)	(4,893)
Additional paid-in capital	88,088	87,892
Accumulated deficit	(56,296)	(56,885)
Accumulated other comprehensive income (loss)	(28)	4
Total shareholders’ equity	26,854	26,183

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,713	43,026

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2018 and 2017

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Revenues	$20,580	$18,285	$40,282	$37,408
License fees and other income	16	-	30	28
Total revenues	20,596	18,285	40,312	37,436

Model costs	14,905	12,946	28,747	26,645

Revenues net of model costs	5,691	5,339	11,565	10,791

Operating expenses:
Salaries and service costs	3,472	3,528	7,031	7,164
Office and general expenses	1,198	1,280	2,576	2,432
Amortization and depreciation	239	223	475	440
Corporate overhead	260	235	597	581
Total operating expenses	5,169	5,266	10,679	10,617
Operating income	522	73	886	174

Other expense:
Foreign exchange loss	(27)	(14)	(47)	(36)
Interest expense	(22)	(28)	(47)	(57)
Loss from unconsolidated affiliate	-	(9)	-	(38)
Total other expense	(49)	(51)	(94)	(131)

Income before provision for income taxes	473	22	792	43

Provision for income taxes: (expense) benefit
Current	(56)	(65)	(140)	(125)
Deferred	(53)	(9)	(63)	39
Income tax expense	(109)	(74)	(203)	(86)

Net income (loss)	$364	$(52)	$589	$(43)

Other comprehensive income (expense):
Foreign currency translation income (expense)	(75)	20	(32)	65
Total comprehensive income (loss)	289	(32)	557	22

Basic net income (loss) per common share	$0.07	$(0.01)	$0.11	$(0.01)
Diluted net income (loss) per common share	$0.07	$(0.01)	$0.11	$(0.01)

Weighted average common shares outstanding-basic	5,375	5,382	5,378	5,382
Weighted average common shares outstanding-diluted	5,375	5,404	5,378	5,404

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2018 and 2017

 (In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income:	$589	$(43)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	475	440
Share based payment expense	196	267
Deferred income taxes	63	(39)
Bad debt expense	75	79
Changes in operating assets and liabilities:
Accounts receivable	(1,543)	(879)
Prepaid expenses and other current assets	(139)	532
Other assets	10	49
Due to models	400	(1,585)
Accounts payable and accrued liabilities	812	(432)
Contingent liability to seller	-	(97)
Net cash provided by operating activities	938	(1,708)

Cash flows from investing activities:
Purchases of property and equipment	(204)	(478)
Net cash used in investing activities	(204)	(478)

Cash flows from financing activities:
Purchases of treasury stock	(82)	-
Repayment of term loan	(259)	(248)
Net cash used in financing activities	(341)	(248)

Foreign currency effect on cash flows:	(32)	65

Net change in cash and cash equivalents:	361	(2,369)
Cash and cash equivalents, beginning of period	4,256	5,688
Cash and cash equivalents, end of period	$4,617	$3,319

Supplemental disclosures of cash flow information:
Cash paid for interest	$46	$57
Cash refund of income taxes	$10	$69

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

Note 4.  Line of Credit

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of June 30, 2018, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.9 million. The revolving line of credit presently expires on October 24, 2018.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock from Lorex Investments AG. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020. As of June 30, 2018, $1.9 million was outstanding on the term loan.

Note 5.  Commitments and Contingencies

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina each appealed and the decision was affirmed on May 24, 2018. On August 16, 2017, Wilhelmina filed its Answer to the Third Amended Complaint, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation. The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action, was filed on August 16, 2017.  Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017, which was granted in part and denied in part on May 10, 2018.  Some New York labor law and contract claims remain in the case.  Discovery is proceeding, and Ms. Pressley has withdrawn from the case, leaving Roberta Little as the sole named plaintiff in the Pressley Litigation. The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to continue to vigorously defend the action.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 6.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of June 30, 2018, the Company had federal income tax loss carryforwards of $1.6 million.

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

Note 7. Common Stock

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

Note 8.  Treasury Shares

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock.

On August 12, 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock that may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion.

From 2012 through June 30, 2018, the Company has repurchased 1,102,508 shares of Common Stock at an average price of approximately $4.51 per share, for a total of approximately $5.0 million in repurchases under the stock repurchase program. During the first six months of 2018, 12,138 shares were repurchased under the stock repurchase program.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. James Dvorak (Managing Director at NCM) also serves as a director of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 thousand and $15.0 thousand for the three and six months ended both June 30, 2018 and 2017. The Company did not owe NCM any amounts under the services agreement as of June 30, 2018.

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

Note 10.  Subsequent Events

On July 16, 2018, the Company entered into a Tenth Amendment to Credit Agreement with ZB, N.A. dba Amegy Bank providing for an additional term loan of up to $1,000,000 that may be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The Tenth Amendment also revises the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the currently outstanding term loan, provided that such term loan is paid in full on or before its maturity date.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. Therefore, the Company had additional borrowing capacity under its revolving line of credit of $1.2 million as of August 1, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2018 and 2017. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where the Company competes with other leading full service agencies, Wilhelmina competed successfully during the first six months of 2018.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness and consideration among advertisers and potential talent;
•	expand the Wilhelmina network through strategic geographic market development;
•	expand the women’s high end fashion board;
•	expand the Aperture division’s representation in commercials, film, and television;
•	expand celebrity representation; and
•	promote model search contests and events, and partner on media projects (television, film, books, etc.).

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

Analysis of Consolidated Statements of Operations and Gross Billings

(in thousands)	Three Months Ended			Six Months Ended
	June 30	June 30	% Change	June 30	June 30	% Change
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Service revenues	20,580	18,285	12.6%	40,282	37,408	7.7%
License fees and other income	16	-	100.0%	30	28	7.1%
TOTAL REVENUES	20,596	18,285	12.6%	40,312	37,436	7.7%
Model costs	14,905	12,946	15.1%	28,747	26,645	7.9%
REVENUES NET OF MODEL COSTS	5,691	5,339	6.6%	11,565	10,791	7.2%
GROSS PROFIT MARGIN	27.6%	29.2%		28.7%	28.8%
Salaries and service costs	3,472	3,528	(1.6%)	7,031	7,164	(1.9%)
Office and general expenses	1,198	1,280	(6.4%)	2,576	2,432	5.9%
Amortization and depreciation	239	223	7.2%	475	440	8.0%
Corporate overhead	260	235	10.6%	597	581	2.8%
OPERATING INCOME	522	73	*	886	174	*
OPERATING MARGIN	2.5%	0.4%		2.2%	0.5%
Foreign exchange loss	(27)	(14)	92.9%	(47)	(36)	30.6%
Interest expense	(22)	(28)	(21.4%)	(47)	(57)	(17.5%)
Loss from unconsolidated subsidiary	-	(9)	(100.0%)	-	(38)	(100.0%)
INCOME BEFORE INCOME TAXES	473	22	*	792	43	*
Income tax expense	109	74	47.3%	203	86	136.0%
Effective tax rate	23.0%	336.4%		25.6%	200.0%
NET INCOME (LOSS)	364	(52)	*	589	(43)	*

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increases of 12.6% and 7.7% for the three and six months ended June 30, 2018, when compared to the three and six months ended June 30, 2017, were primarily due to an increase in model bookings and new initiatives that contributed to growth.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased by 100.0% and 7.1% for the three and six months ended June 30, 2018, when compared to three and six months ended in June 30, 2017. The increase was primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin decreased by 1.6 basis points for the three months ended June 30, 2018, when compared to the three months ended June 30, 2017 primarily due to a change in board revenue mix, including revenue from new initiatives that are lower margin than traditional core model bookings. For the six months ended June 30, 2018, when compared to the six months ended June 30, 2017, the gross profit margin remained relatively unchanged.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The decreases in salaries and service costs of 1.6% and 1.9% for the three and six months ended June 30, 2018, respectively, when compared to the three and six months ended June 30, 2017, were primarily due to changes in personnel to better align the number of employees at each Wilhelmina office with the needs of each geographic region, a reduction in share based payment expense, and more effective management of T&E during the first half of 2018.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, legal fees, insurance expenses, administration and technology cost. These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. The decrease in office and general expenses of 6.4% for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017, was primarily due to costs associated with reduced legal services. For the six months ended June 30, 2018, when compared to the six months ended June 30, 2017, the increase of 5.9% was primarily due to increased legal expenses in 2018.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles. During the three and six months ended June 30, 2018, amortization and depreciation expense increased by 7.2% and 8.0% compared to the same periods of the prior year, primarily due to new equipment being placed in service in recent months which will be depreciated going forward. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $42 thousand and $204 thousand during the three months and six months ended June 30, 2018, compared to $224 thousand and $478 thousand for the three and six months ended June 30, 2017.

Corporate Overhead

Corporate overhead expenses include director compensation, SEC compliance costs, audit and professional fees, and other public company costs. Corporate overhead increased by 10.6% and 2.8% for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily due to higher stock exchange fees and SEC related legal costs in 2018.

Operating Margin

Operating margin increased by 2.1 and 1.7 basis points for the three and six months ended June 30, 2018, when compared to the three and six months ended June 30, 2017, primarily due to increases in service revenues compared to relatively unchanged total operating expenses.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the six months ended June 30, 2018 and June 30, 2017.

Foreign Currency Translation

The Company realized $27 thousand and $47 thousand of foreign currency exchange loss during the three and six months ended June 30, 2018, as compared to a loss of $14 thousand and $36 thousand during the three and six months ended June 30, 2017. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense for the three and six months ended June 30, 2018 and June 30, 2017 was primarily attributable to accrued interest on a term loan drawn during the third quarter of 2016. See, “Liquidity and Capital Resources.”

Unconsolidated Subsidiary

As a result of the dissolution of the unconsolidated subsidiary and discontinuation of its operations, the Company recognized no impact for the three or six months ended June 30, 2018, compared to small losses during the three and six months ended June 30, 2017 related to the wind down of the subsidiary’s operations

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization expense and corporate overhead not being deductible and income attributable to states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois and Florida. The decrease in the Company’s effective tax rate was due to lower non-deductible expenses relative to the level of net income and the reduction in the U.S. statutory tax rate resulting from the U.S. Tax Cuts and Jobs Act.

Net Income

Net income for the three and six months ended June 30, 2018 increased to $364 thousand and $589 thousand compared to losses of $52 thousand and $43 thousand for the same period of the prior year. The increase in net income was primarily the result of the combined effect of improved operating income, the absence of any loss from unconsolidated subsidiary and a decreased effective tax rate.

Liquidity and Capital Resources

The Company’s cash balance increased to $4.6 million at June 30, 2018 from $4.3 million at December 31, 2017. The cash balances increased as a result of $0.9 million net cash provided by operating activities, $0.2 million cash used in investing activities, and $0.3 million cash used in financing activities.

Net cash provided by operating activities of $0.9 million was primarily the result of increases in net income, amounts due to models and accounts payable and accrued liabilities, partially offset by increases in accounts receivable and prepaid expenses and other assets. The $0.2 million cash used in investing activities was attributable to purchases of property and equipment, including software, office furniture, and computer equipment. The $0.3 million of cash used in financing activities was attributable to principal payments on the Company’s term loan and purchases of treasury stock.

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

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock from Lorex Investments AG. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020. As of June 30, 2018, $1.9 million was outstanding on the term loan.

On July 16, 2018, the Company entered into a Tenth Amendment to Credit Agreement with ZB, N.A. dba Amegy Bank providing for an additional term loan of up to $1,000,000 which may be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The Tenth Amendment also revises the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the currently outstanding term loan, provided that such term loan is paid in full on or before its maturity date.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. Therefore, the Company had additional borrowing capacity under its revolving line of credit of $1.2 mllion as of August 1, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the six months ended June 30, 2018 and June 30, 2017.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of June 30, 2018, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized. In addition, the Company continuously evaluates its tax contingencies.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina each appealed and the decision was affirmed on May 24, 2018. On August 16, 2017, Wilhelmina filed its Answer to the Third Amended Complaint, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation. The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action, was filed on August 16, 2017.  Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017, which was granted in part and denied in part on May 10, 2018.  Some New York labor law and contract claims remain in the case.  Discovery is proceeding, and Ms. Pressley has withdrawn from the case, leaving Roberta Little as the sole named plaintiff in the Pressley Litigation. The Company believes the claims asserted in the Pressley Litigation are without merit, and intends to continue to vigorously defend the action.

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

The following table furnishes information for purchases made pursuant to the stock repurchase program during the second quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1-30, 2018	6,510	$6.93	1,102,508	397,492
May 1-31, 2018	-	$-	1,102,508	397,492
June 1-30, 2018	-	$-	1,102,508	397,492
Total	6,510	$6.93

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 10, 2018	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)

