Form 10-Q
period 2018-09-30
Wilhelmina International, Inc.
filed 2018-11-09
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    [x] Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of November 9, 2017, the registrant had 5,265,768 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2019

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,160	$4,256
Accounts receivable, net of allowance for doubtful accounts of $1,913 and $2,171, respectively	13,853	13,627
Prepaid expenses and other current assets	287	180
Total current assets	19,300	18,063

Property and equipment, net of accumulated depreciation of $3,020 and $2,349, respectively	2,661	3,039
Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,664 and $8,608, respectively	72	128
Goodwill	13,192	13,192
Other assets	117	137

TOTAL ASSETS	$43,809	$43,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,847	$3,985
Due to models	9,555	10,190
Term loan - current	554	524
Total current liabilities	14,956	14,699

Long term liabilities:
Deferred income tax liability	534	521
Term loan - non-current	1,903	1,623
Total long term liabilities	2,437	2,144

Total liabilities	17,393	16,843

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at September 30, 2018 and December 31, 2017	65	65
Treasury stock, 1,203,491 and 1,090,370 shares at September 30, 2018 and December 31, 2017, at cost	(5,681)	(4,893)
Additional paid-in capital	88,172	87,892
Accumulated deficit	(56,088)	(56,885)
Accumulated other comprehensive income (loss)	(52)	4
Total shareholders’ equity	26,416	26,183

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,809	$43,026

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2018 and 2017

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Revenues	$19,143	$18,712	$59,425	$56,120
License fees and other income	10	6	40	34
Total revenues	19,153	18,718	59,465	56,154

Model costs	13,777	13,265	42,524	39,910

Revenues net of model costs	5,376	5,453	16,941	16,244

Operating expenses:
Salaries and service costs	3,478	3,447	10,509	10,611
Office and general expenses	1,067	1,400	3,643	3,832
Amortization and depreciation	252	232	727	672
Corporate overhead	298	236	895	817
Total operating expenses	5,095	5,315	15,774	15,932
Operating income	281	138	1,167	312

Other expense:
Foreign exchange loss	(17)	(18)	(64)	(54)
Interest expense	(26)	(31)	(73)	(88)
Loss from unconsolidated affiliate	-	(2)	-	(40)
Total other expense	(43)	(51)	(137)	(182)

Income before provision for income taxes	238	87	1,030	130

Provision for income taxes: (expense) benefit
Current	(80)	(57)	(220)	(182)
Deferred	50	(4)	(13)	35
Income tax expense	(30)	(61)	(233)	(147)

Net income (loss)	$208	$26	$797	$(17)

Other comprehensive income (expense):
Foreign currency translation income (expense)	(24)	20	(56)	85
Total comprehensive income	$184	$46	$741	$68

Basic net income per common share	$0.04	$0.00	$0.15	$0.00
Diluted net income per common share	$0.04	$0.00	$0.15	$0.00

Weighted average common shares outstanding-basic	5,309	5,382	5,353	5,382
Weighted average common shares outstanding-diluted	5,318	5,382	5,361	5,382

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2018 and 2017

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2016	6,472	$65	(1,090)	$(4,893)	$87,336	$(57,048)	$(50)	$25,410
Share based payment expense	-	-	-	-	124	-	-	124
Net income to common shareholders	-	-	-	-	-	9	-	9
Purchases of treasury stock	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	45	45
Balances at March 31, 2017	6,472	$65	(1,090)	$(4,893)	$87,460	$(57,039)	$(5)	$25,588
Share based payment expense	-	-	-	-	143	-	-	143
Net loss to common shareholders	-	-	-	-	-	(52)	-	(52)
Purchases of treasury stock	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	20	20
Balances at June 30, 2017	6,472	$65	(1,090)	$(4,893)	$87,603	$(57,091)	$15	$25,699
Share based payment expense	-	-	-	-	145	-	-	145
Net income to common shareholders	-	-	-	-	-	26	-	26
Purchases of treasury stock	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	20	20
Balances at September 30, 2017	6,472	$65	(1,090)	$(4,893)	$87,748	$(57,065)	$35	$25,890

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2017	6,472	$65	(1,090)	$(4,893)	$87,892	$(56,885)	$4	$26,183
Share based payment expense	-	-	-	-	109	-	-	109
Net income to common shareholders	-	-	-	-	-	225	-	225
Purchases of treasury stock	-	-	(6)	(36)	-	-	-	(36)
Foreign currency translation	-	-	-	-	-	-	43	43
Balances at March 31, 2018	6,472	$65	(1,096)	$(4,929)	$88,001	$(56,660)	$47	$26,524
Share based payment expense	-	-	-	-	87	-	-	87
Net income to common shareholders	-	-	-	-	-	364	-	364
Purchases of treasury stock	-	-	(7)	(46)	-	-	-	(46)
Foreign currency translation	-	-	-	-	-	-	(75)	(75)
Balances at June 30, 2018	6,472	$65	(1,103)	$(4,975)	$88,088	$(56,296)	$(28)	$26,854
Share based payment expense	-	-	-	-	84	-	-	84
Net income to common shareholders	-	-	-	-	-	208	-	208
Purchases of treasury stock	-	-	(100)	(706)	-	-	-	(706)
Foreign currency translation	-	-	-	-	-	-	(24)	(24)
Balances at September 30, 2018	6,472	$65	(1,203)	$(5,681)	$88,172	$(56,088)	$(52)	$26,416

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2018 and 2017

 (In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss):	$797	$(17)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	727	672
Share based payment expense	280	412
Deferred income taxes	13	(35)
Bad debt expense	70	128
Changes in operating assets and liabilities:
Accounts receivable	(296)	276
Prepaid expenses and other current assets	(107)	560
Other assets	20	49
Due to models	(635)	(3,242)
Accounts payable and accrued liabilities	862	(865)
Contingent liability to seller	-	(97)
Net cash (used in) provided by operating activities	1,731	(2,159)

Cash flows from investing activities:
Purchases of property and equipment	(293)	(600)
Net cash used in investing activities	(293)	(600)

Cash flows from financing activities:
Purchases of treasury stock	(788)	-
Proceeds from term loan	700	-
Repayment of term loan	(390)	(374)
Net cash used in financing activities	(478)	(374)

Foreign currency effect on cash flows:	(56)	85

Net change in cash and cash equivalents:	904	(3,048)
Cash and cash equivalents, beginning of period	4,256	5,688
Cash and cash equivalents, end of period	$5,160	$2,640

Supplemental disclosures of cash flow information:
Cash paid for interest	$71	$74
Cash refund of income taxes	$10	$87

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

Note 4.  Line of Credit

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of September 30, 2018, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $0.9 million.

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

On July 16, 2018, the Company entered into a Tenth Amendment to Credit Agreement with Amegy Bank providing for an additional term loan of up to $1.0 million that may be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The Tenth Amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the currently outstanding term loan, provided that such term loan is paid in full on or before its maturity date.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. As of September 30, 2018, a total of $2.5 million was outstanding on the two term loans.

The revolving line of credit with Amegy Bank expired by its terms on October 24, 2018. On November 7, 2018, the Company and Amegy Bank extended the revolving line of credit on substantially the same terms for one year until October 24, 2019.

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

Note 6.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of September 30, 2018, the Company had federal income tax loss carryforwards of $1.5 million.

The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and base erosion tax, respectively.

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

From 2012 through September 30, 2018, the Company has repurchased 1,203,491 shares of Common Stock at an average price of approximately $4.72 per share, for a total of approximately $5.7 million in repurchases under the stock repurchase program. During the first nine months of 2018, 113,121 shares were repurchased under the stock repurchase program.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. James Dvorak (Managing Director at NCM) also serves as a director of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 thousand and $22.5 thousand for the three and nine months ended both September 30, 2018 and 2017. The Company did not owe NCM any amounts under the services agreement as of September 30, 2018.

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

Note 10. Subsequent Events

On November 7, 2018, the Company and Amegy extended the revolving line of credit on substantially the same terms for one year until October 24, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2018 and 2017. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where the Company competes with other leading full-service agencies, Wilhelmina competed successfully during the first nine months of 2018.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)	Three Months Ended			Nine Months Ended
	Sept 30 2018	Sept 30 2017	% Change 2018 vs 2017	Sept 30 2018	Sept 30 2017	% Change 2018 vs 2017
Service revenues	19,143	18,712	2.3%	59,425	56,120	5.9%
License fees and other income	10	6	66.7%	40	34	17.6%
TOTAL REVENUES	19,153	18,718	2.3%	59,465	56,154	5.9%
Model costs	13,777	13,265	3.9%	42,524	39,910	6.5%
REVENUES NET OF MODEL COSTS	5,376	5,453	-1.4%	16,941	16,244	4.3%
GROSS PROFIT MARGIN	28.1%	29.1%		28.5%	28.9%
Salaries and service costs	3,478	3,447	0.9%	10,509	10,611	-1.0%
Office and general expenses	1,067	1,400	-23.8%	3,643	3,832	-4.9%
Amortization and depreciation	252	232	8.6%	727	672	8.2%
Corporate overhead	298	236	26.3%	895	817	9.5%
OPERATING INCOME	281	138	103.6%	1,167	312	274.0%
OPERATING MARGIN	1.5%	0.7%		2.0%	0.6%
Foreign exchange loss	(17)	(18)	-5.6%	(64)	(54)	18.5%
Interest Expense	(26)	(31)	-16.1%	(73)	(88)	-17.0%
Loss from unconsolidated subsidiary	-	(2)	-100.0%	-	(40)	-100.0%
INCOME BEFORE INCOME TAXES	238	87	173.6%	1,030	130	*
Income tax expense	(30)	(61)	-50.8%	(233)	(147)	58.5%
Effective tax rate	12.6%	70.1%		22.6%	113.1%
NET (LOSS) INCOME	208	26	*	797	(17)	*

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increases of 2.3% and 5.9% for the three and nine months ended September 30, 2018, when compared to the three and nine months ended September 30, 2017, were primarily due to an increase in model bookings and new initiatives that contributed to growth.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased by 66.7% and 17.6% for the three and nine months ended September 30, 2018, when compared to three and nine months ended in September 30, 2017. The increase was primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin decreased by 100 basis points and 40 basis points for the three and nine months ended September 30, 2018, when compared to the three and nine months ended September 30, 2017 primarily due to a change in board revenue mix, including revenue from new initiatives that are lower margin than traditional core model bookings.

 Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. Salaries and service costs as a percentage of revenue for the three and nine months ended September 30, 2018, when compared to the three and nine months ended September 30, 2017, were relatively stable.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, legal fees, bad debt expenses, insurance expenses, administration and technology cost. These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. The decrease in office and general expenses of 23.8% for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017, was primarily due to reduced legal fees, reduced bad debt expenses, and reduced insurance expense. For the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017, the decrease of 4.9% was primarily due to reduced bad debt expenses, reduced insurance expenses, and reduced office supply expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and other intangibles. During the three and nine months ended September 30, 2018, amortization and depreciation expense increased by 8.6% and 8.2% compared to the same periods of the prior year, primarily due to new equipment being placed in service in recent months which will be depreciated going forward. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $89 thousand and $293 thousand during the three months and nine months ended September 30, 2018, compared to $122 thousand and $600 thousand for the three and nine months ended September 30, 2017.

Corporate Overhead

Corporate overhead expenses include director compensation, SEC compliance costs, audit and professional fees, and other public company costs. Corporate overhead increased by 26.3% and 9.5% for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily due to higher stock exchange fees and SEC related legal costs.

Operating Margin

Operating margin increased by 80 and 140 basis points for the three and nine months ended September 30, 2018, when compared to the three and nine months ended September 30, 2017, primarily due to increases in service revenues and a decrease in total operating expenses, partially offset by higher model costs.

Asset Impairment Charge

Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the nine months ended September 30, 2018 or September 30, 2017.

Foreign Currency Translation

The Company realized $17 thousand and $64 thousand of foreign currency exchange loss during the three and nine months ended September 30, 2018, as compared to a loss of $18 thousand and $54 thousand during the three and nine months ended September 30, 2017. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense for the three and nine months ended September 30, 2018 and September 30, 2017 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Unconsolidated Subsidiary

As a result of the dissolution of the unconsolidated subsidiary and discontinuation of its operations, the Company recognized no impact for the three or nine months ended September 30, 2018, compared to small losses during the three and nine months ended September 30, 2017 related to the wind down of the subsidiary’s operations.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amortization expense and corporate overhead not being deductible and income being attributable to certain states in which it operates. Currently, the majority of taxes being paid by the Company are state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois and Florida. The decrease in the Company’s effective tax rate in 2018 was due to lower non-deductible expenses relative to the level of net income and the reduction in the U.S. statutory tax rate resulting from the U.S. Tax Cuts and Jobs Act.

Net Income

Net income for the three and nine months ended September 30, 2018 increased to $0.2 million and $0.8 million compared to income of $26 thousand and loss of $17 thousand for the same periods of the prior year. The increase in net income was primarily the result of the combined effect of improved operating income, the absence of any loss from unconsolidated subsidiary and a decreased effective tax rate.

Liquidity and Capital Resources

The Company’s cash balance increased to $5.2 million at September 30, 2018 from $4.3 million at December 31, 2017. The cash balances increased as a result of $1.7 million net cash provided by operating activities, $0.3 million cash used in investing activities, and $0.5 million cash used in financing activities.

Net cash provided by operating activities of $1.7 million was primarily the result of increases in net income and accounts payable and accrued liabilities, partially offset by increases in accounts receivable and prepaid expenses and decreases in amounts due to models. The $0.3 million of cash used in investing activities was attributable to purchases of property and equipment, including software, office furniture, and computer equipment. The $0.5 million of cash used in financing activities was attributable to principal payments on the Company’s term loan and purchases of treasury stock, partially offset by proceeds drawn from the Company’s term loan.

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

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of September 30, 2018, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $0.9 million.

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

On July 16, 2018, the Company entered into a Tenth Amendment to Credit Agreement with Amegy Bank providing for an additional term loan of up to $1.0 million that may be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The Tenth Amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the currently outstanding term loan, provided that such term loan is paid in full on or before its maturity date.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. As of September 30, 2018, a total of $2.5 million was outstanding on the two term loans.

The revolving line of credit with Amegy Bank expired by its terms on October 24, 2018. On November 7, 2018, the Company and Amegy Bank extended the revolving line of credit on substantially the same terms for one year until October 24, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the nine months ended September 30, 2018 or September 30, 2017.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of September 30, 2018, and as a result of this assessment, the Company believes that its deferred tax assets are more likely than not to be realized. In addition, the Company continuously evaluates its tax contingencies.

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

The following table furnishes information for purchases made pursuant to the stock repurchase program during the third quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1-31, 2018	-	-	1,102,508	397,492
August 1-31, 2018	100,000	7.00	1,202,508	297,492
September 1-30, 2018	983	6.01	1,203,491	296,509
Total	100,983	$6.99

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The Company’s revolving line of credit with Amegy Bank expired by its terms on October 24, 2018. On November 7, 2018, the Company and Amegy entered into an Eleventh Amendment to Credit Agreement and Third Amendment to Line of Credit Note (the “Eleventh Amendment”) which extended the revolving line of credit for one year until October 24, 2019. The Eleventh Amendment also increased the fee payable upon issuance or extension of a letter of credit from 1.25% to 1.50% of the face amount of such letter of credit.

The foregoing description of the Eleventh Amendment is qualified in its entirety by reference to the definitive agreement filed as an exhibit hereto and incorporated herein by this reference.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).
10.1	Tenth Amendment to Credit Agreement dated July 12, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2018).
10.2	Promissory Note dated July 12, 2018, by and between Wilhelmina International, Inc. and ZB, N.A. dba Amegy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 17, 2018).
10.3	Eleventh Amendment to Credit Agreement and Third Amendment to Line of Credit Note dated October 24, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto.*
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 9, 2018	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)