Form 10-K
period 2018-12-31
Wilhelmina International, Inc.
filed 2019-03-20
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   [x] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11.6 million.

As of March 20, 2019, the registrant had 5,250,287 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

2

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2018

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

 Organization and Operating Divisions

The Company acquired the predecessor companies constituting its current primary business in 2008. The Company conducts its business through operating divisions and subsidiaries engaged in fashion model management and other complementary businesses. These business activities are focused on the following key areas:

•	Fashion model management
•	Hair & make-up artist representation
•	Celebrity management
•	Licensing and branding associations
•	Content creation, production, and casting

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

Board Name	Location	Target Market
Women	NYC, LA, Miami, Chicago, London	High-end female fashion models
Men	NYC, LA, Miami, Chicago, London	High-end male fashion models
Direct	NYC, LA, Miami, Chicago, London	Established/commercial male/female fashion models
Curve	NYC, LA, Miami, London	Full-figured female fashion models
Showroom	NYC, Miami	Live modeling and designer fit clothing modeling
Fitness	NYC, LA	Athletic models

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

Celebrity Management

Wilhelmina’s celebrity division seeks to secure endorsement and spokesperson work for celebrities from the worlds of sports, music and entertainment. Celebrity has two primary sources of revenue: (i) commissions paid by talent as a percentage of their gross earnings; and (ii) royalties or a service charge paid by clients. Wilhelmina celebrity management works with emerging artists and established celebrity names to match them with leading fashion brands and companies.

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

Content Creation, Production & Casting

The Wilhelmina Studio division offers services relating to content creation, production, casting, and influencer programming. With access to model and celebrity talent, photographers, directors, stylists, and makeup artists, Wilhelmina Studio serves as a one-stop shop for clients looking to establish fashion, beauty, and lifestyle relevancy.

Competition

The fashion model/talent management business is highly competitive. New York City, Los Angeles and Miami, as well as London, Paris, and Milan, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City. Wilhelmina’s principal competitors include other large fashion model management businesses in the U.S., including IMG Models, Elite Model Management, Ford Models, Inc., DNA Model Management, NEXT Model Management, The Lions Model Management, Women 360 Management, and New York Model Management. However, Wilhelmina is the only publicly-owned fashion talent management company in the world.

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

Clients and Customers

        As of December 31, 2018, Wilhelmina represented a roster of approximately 2,200 active models and talent. Wilhelmina’s active models include Karolína Kurková, Francisco Lachowski, Audrey Marnay, Cyrielle Lalande, I-Hua Wu, Marlon Teixeira, Anne de Paula, Georgia Gibbs, Parker Gregory, Ninouk Akkerman, Anna de Rijk, Avie Acosta, Miss Fame, Hao Yun Xiang, Race Imboden, Wallette Watson, Marianna Dantec, Eli Cruz, Kailand Morris, Riley Harper, Lulu Bonfils, Luke Hemmings, Janis Ancens, Mikkel Jensen, Armando Cabral, Vanessa Cruz, Rayla Guimaraes Jacunda, RJ King, Ida Lundgren, Franisco Henriques, Dachuan Jin, Gracie Phillips, Mia Kang, Claudio Montiero, and Nathan Owens. Wilhelmina’s celebrity talent includes Nicki Minaj, Shawn Mendes, Machine Gun Kelly, Niall Horan, Kygo, Sophia Richie, Miles Richie, Rich the Kid, Rae Sremmurd, Charlie Puth, Maren Morris, 5 Seconds of Summer, Hopper Penn, Clara McGregor, and Leona Lewis.

Wilhelmina serves approximately 3,600 external clients. Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 3% of overall gross revenues. The top 100 clients of Wilhelmina together accounted for approximately 46% of overall gross revenues during 2018.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool, client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina believes it competed successfully in 2018.

With total advertising expenditures on major media (television, Internet, outdoor, cinema, magazines, and newspapers) exceeding $200 billion in recent years, North America is the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness and consideration among advertisers and potential talent;
•	expand the Wilhelmina network through strategic geographic market development;
•	expand the women’s high end fashion board;
•	expand the Aperture division’s representation in commercials, film, and television;
•	expand the Wilhelmina Studio division’s content creation and production business;
•	expand celebrity and social media influencer representation; and
•	promote model search contests and events and partner on media projects (television, film, books, etc.).

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

EMPLOYEES

As of December 31, 2018, the Company had 117 employees, 76 of whom were located in New York City, five of whom were located at Wilhelmina’s Miami office, three of whom were located at Wilhelmina’s Chicago office, 18 of whom were located at Wilhelmina’s Los Angeles office, 13 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	3,605	July 31, 2021
Office for Florida-based operations – Miami, FL	2,100	March 31, 2021
Office for London-based operations – London, UK	995	July 19, 2020
Office for Illinois-based operations – Chicago, IL	1,800	June, 30 2021
Two model apartments – London, UK	2,600	2019-2021
Four model apartments – New York, NY	6,800	2019-2020
Two model apartments – Miami, FL	2,000	2021

The Company believes there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs the Company may have as a result of future expansion.

ITEM 3.	LEGAL PROCEEDINGS

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina each appealed and the decision was affirmed on May 24, 2018. On August 16, 2017, Wilhelmina timely filed its Answer to the Third Amended Complaint, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

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

The following table shows the high and low sales prices of the common stock for each calendar quarter of 2017 and 2018.

Year Ended December 31, 2017:
1st Quarter	$8.87	$7.10
2nd Quarter	$8.24	$5.80
3rd Quarter	$8.73	$5.67
4th Quarter	$6.99	$6.22

Year Ended December 31, 2018:
1st Quarter	$7.54	$5.58
2nd Quarter	$7.50	$5.40
3rd Quarter	$7.00	$4.90
4th Quarter	$6.93	$5.03

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	460,000	$7.34	340,000
Equity compensation plans not approved by security holders	–	–	–
Total	460,000	$7.34	340,000

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Issuer Repurchases

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The following table furnishes information for purchases made pursuant to the stock repurchase program during the fourth quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2018	2,779	$6.55	1,206,270	293,730
November 1-30, 2018	2,817	$5.58	1,209,087	290,913
December 1-31, 2018	55,067	$6.88	1,264,154	235,846
Total	60,663	$6.80

Shareholders

As of March 20, 2019 there were 5,250,287 shares of the Company’s common stock outstanding held by 438 holders of record.

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

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2018 and 2017. This section should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

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

Although Wilhelmina has a large and diverse client base, it is not immune to global economic conditions. The Company closely monitors economic conditions, client spending, and other industry factors and continually evaluates opportunities to increase the market share of its existing boards and further expand its geographic reach. There can be no assurance as to the effects on Wilhelmina of future economic circumstances, technological developments, client spending patterns, client creditworthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

In addition to net income, the key financial indicators that the Company reviews to monitor its business are revenues, model costs, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different boards, by geographic locations and from significant clients. Wilhelmina’s primary sources of revenue include: (i) revenues from principal relationships where the gross amount billed to the client is recorded as revenue when earned and collectability is reasonably assured; and (ii) separate service charges, paid by clients in addition to the booking fees, which are calculated as a percentage of the models’ booking fees and are recorded as revenues when earned and collectability is reasonably assured. See “Critical Accounting Policies - Revenue Recognition.”

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017
(in thousands)	2018	2017	% Change 2018 vs 2017
Service revenues	77,791	73,162	6.3%
License fees and other income	60	34	76.5%
TOTAL REVENUES	77,851	73,196	6.4%
Model costs	55,600	52,275	6.4%
REVENUES NET OF MODEL COSTS	22,251	20,921	6.4%
GROSS PROFIT MARGIN	28.6%	28.6%
Salaries and service costs	14,015	14,103	-0.6%
Office and general expenses	4,748	5,132	-7.5%
Amortization and depreciation	990	906	9.3%
Corporate overhead	1,125	1,079	4.3%
OPERATING INCOME	1,373	(299)	*
OPERATING MARGIN	1.8%	-0.4%
Foreign exchange loss	(83)	(54)	53.7%
Interest expense	(101)	(128)	-21.1%
Loss from unconsolidated affiliate	–	(40)	-100.0%
INCOME (LOSS) BEFORE INCOME TAXES	1,189	(521)	*
Current income tax expense	(224)	(362)	-38.1%
Deferred tax benefit (expense)	(109)	1,046	-110.4%
Effective tax rate	28.0%	-131.3%
NET INCOME	856	163	*

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The 6.3% increase in total service revenues for the year ended December 31, 2018 when compared to the year ended December 31, 2017 was primarily due to an increase in core model bookings and an increase in bookings in the Aperture and Wilhelmina Studio divisions.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased 76.5% for the year ended December 31, 2018, when compared to the year ended December 31, 2017, primarily due to the timing of payments received and increased fees from existing affiliates.

Gross Profit Margin

Gross profit margins as a percentage of revenue for the year ended December 31, 2018, when compared to the year ended December 31, 2017 was relatively unchanged.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E costs required to deliver the Company’s services to its clients and talent. The 0.6% decrease in salaries and service costs during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a reduction in share based payment expense in 2018.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  During the year ended December 31, 2018, office and general expenses decreased 7.5% when compared to the year ended December 31, 2017, primarily due to reduced bad debt expenses, reduced legal fees, reduced insurance expenses, and reduced office supply expense.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and intangibles. During 2018, amortization and depreciation expense totaled $1.0 million compared to $0.9 million in 2017, primarily due to new equipment being placed in service during 2017 and 2018 which will be depreciated going forward. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $0.4 million in 2018 compared to $0.7 million in 2017.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 4.3% for the year ended December 31, 2018, when compared to the year ended December 31, 2017, primarily due to higher stock exchange fees and SEC related compliance costs.

Operating Margin

Operating margin increased to 1.8% for the year ended December 31, 2018 compared to -0.4% for the year ended December 31, 2017, primarily due to increases in service revenues and a decrease in total operating expenses, partially offset by higher model costs.

Foreign Currency Translation

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period.  For the year ended December 31, 2018, the Company realized a loss on foreign currency of $83 thousand as compared to a loss of $54 thousand for the year ended December 31, 2017. The loss for the year ended December 31, 2018 and December 31, 2017, were primarily due to exchange rate fluctuations in the British Pound and the Euro.

Interest Expense

Interest expense for the years ended December 31, 2018 and December 31, 2017 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Unconsolidated affiliate

As a result of the dissolution of an unconsolidated subsidiary and discontinuation of its operations, the Company recognized no impact for the year ended December 31, 2018, compared to a small loss during the year ended December 31, 2017.

Income before Income Taxes

Income before income taxes increased $1.7 million to income of $1.2 million for the year ended December 31, 2018, compared to a loss of $0.5 million for the year ended December 31, 2017, primarily as a result of increased revenues and a reduction in expenses.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amounts of amortization and depreciation expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of December 31, 2018, the Company had federal income tax loss carryforwards of $0.5 million.

The U.S. Tax Cuts and Jobs Act (“The Act”) reduced the U.S. statutory tax rate from 35% to 21% for years after 2017 and imposed a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company remeasured all deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $0.7 million attributable to the effects of the Tax Act in 2017. The Company’s deemed repatriation liability is not deemed material due to a foreign deficit.

Net Income

Net income increased to $0.9 million for the year ended December 31, 2018, from $0.2 million, for the year ended December 31, 2017, primarily due to an increase in operating income, partially offset by an increase in income tax expense.

Liquidity and Capital Resources

The Company’s cash balance increased to $6.7 million at December 31, 2018 from $4.3 million at December 31, 2017. The cash balance increased primarily as a result of $3.8 million net cash provided by operating activities, partially offset by $0.4 million cash used in investing activities, and $0.7 million cash used in financing activities.

Net cash provided by operating activities of $3.8 million was primarily the result of increases in net income and accounts payable and accrued liabilities and a decrease in accounts receivable, partially offset by a decrease in amounts due to models. The $0.4 million cash used in investing activities was attributable to purchases of property and equipment, including software, office furniture, and computer equipment. The $0.7 million of cash used in financing activities was attributable to purchase of treasury stock and principal payments on the Company’s term loan, partially offset by proceeds from the term loan.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts and servicing its term loan. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. Based on 2019 budgeted and year-to-date cash flow information, management believes that the Company has sufficient liquidity to meet its projected operational expenses and capital expenditure requirements for the next twelve months.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2018, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.2 million. The revolving line of credit presently expires October 24, 2019.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock in a private transaction. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the previous term loan, provided that such term loan is paid in full on or before its maturity date.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of December 31, 2018, a total of $2.6 million was outstanding on the two term loans.

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business.  General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

Critical Accounting Policies

See “Note 2, Summary of Significant Accounting Policies” in the audited financial statements included herewith.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

        During the year ended December 31, 2018, there were no changes in the Company’s internal controls over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.	Financial Statement Schedules:

The information required by this item is not applicable.

3.	Exhibits:

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).
10.1	Mutual Support Agreement, dated August 25, 2008, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Annex D to the Proxy Statement on Schedule 14A filed December 22, 2008).
10.2	First Amendment to Mutual Support Agreement, dated October 18, 2010, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 21, 2010).
10.3	Credit Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 5, 2011).
10.4	Promissory Note, dated as of April 20, 2011, by and between Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed May 5, 2011).
10.5	Pledge and Security Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed May 5, 2011).
10.6	Guaranty, dated as of April 20, 2011, by the guarantor signatories thereto for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.4 to Form 8-K filed May 5, 2011).
10.7	First Amendment to Credit Agreement, dated January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed January 19, 2012).
10.8	Amended and Restated Line of Credit Promissory Note, dated as of January 1, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed January 19, 2012).
10.9	First Amendment to Pledge and Security Agreement, dated as of January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed January 19, 2012).
10.10	Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2012).

10.11	Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2012).
10.12	Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed October 30, 2012).
10.13	Third Amendment to Pledge and Security Agreement, dated as of July 31, 2014, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.30 to Form 10-K filed March 27, 2015).
10.14	Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.32 to Form 10-Q filed November 16, 2015).
10.15	Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.33 to Form 10-Q filed November 16, 2015).
10.16	Term Loan Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.34 to Form 10-Q filed November 16, 2015).
10.17	Third Amendment to Pledge and Security Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.35 to Form 10-Q filed November 16, 2015).
10.18	Fifth Amendment to Credit Agreement dated May 13, 2016, by and among Wilhelmina International, Inc., Amegy Bank National Association and the guarantors signatory thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 17, 2016).
10.19	Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note dated November 9, 2016, between Wilhelmina International, Inc. and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 14, 2016).
10.20	Seventh Amendment to Credit Agreement dated May 4, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 8, 2017).
10.21	Eighth Amendment to Credit Agreement and Waiver dated August 1, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 4, 2017).
10.22	Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit Note dated October 24, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 9, 2017).
10.23	Tenth Amendment to Credit Agreement dated July 12, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2018).
10.24	Promissory Note dated July 12, 2018, by and between Wilhelmina International, Inc. and ZB, N.A. dba Amegy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K files July 17, 2018).
10.25	Eleventh Amendment to Credit Agreement and Third Amendment to Line of Credit Note dated October 24, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 9, 2018).
*10.26	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).
*10.27	Form of Stock Option Grant Agreement (incorporated by reference from Exhibit 10.21 to Form 10-K filed March 23, 2017).
*10.28	Employment Agreement, dated as of January 26, 2016, by and between Wilhelmina International, Inc. and William Wackermann (incorporated by reference from Exhibit 10.1 to the Form 8-K filed February 1, 2016).

*10.29	Amended and Restated Employment Agreement dated June 29, 2016, between Wilhelmina International, Inc. and William J Wackermann (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 30, 2016).
*10.30	Letter agreement dated April 4, 2016 between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016).
21.1	List of Subsidiaries (filed herewith).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*	Includes compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 20, 2019
	By:	/s/ William J. Wackermann
	Name	William J. Wackermann
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March 2019.

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
Jeffrey R. Utz

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

MONTGOMERY COSCIA GREILICH LLP

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Wilhelmina International, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Montgomery Coscia Greilich, LLP

We have served as the Company’s auditor since 2012

Plano, TX

March 20, 2019

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2018 and 2017

(In thousands, except share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,748	$4,256
Accounts receivable, net of allowance for doubtful accounts of $1,791 and $2,171, respectively	11,901	13,627
Prepaid expenses and other current assets	197	180
Total current assets	18,846	18,063

Property and equipment, net of accumulated depreciation of $3,264 and $2,349, respectively	2,567	3,039

Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,684 and $8,609 respectively	53	128
Goodwill	13,192	13,192
Other assets	114	137

TOTAL ASSETS	$43,239	$43,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,071	$3,985
Due to models	8,809	10,190
Term loan - current	623	524
Total current liabilities	14,503	14,699

Long term liabilities:
Net deferred income tax liability	631	521
Term loan - non-current	2,000	1,623
Total long-term liabilities	2,631	2,144

Total liabilities	17,134	16,843

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at December 31, 2018 and December 31, 2017	65	65
Treasury stock, 1,264,154 and 1,090,370 at December 31, 2018 and December 31, 2017, at cost	(6,093)	(4,893)
Additional paid-in capital	88,255	87,892
Accumulated deficit	(56,029)	(56,885)
Accumulated other comprehensive income	(93)	4
Total shareholders’ equity	26,105	26,183

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,239	$43,026

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2018 and 2017

(In thousands, except per share data)

	2018	2017
Revenues
Service revenues	$77,791	$73,162
License fees and other income	60	34
Total revenues	77,851	73,196

Model costs	55,600	52,275

Revenues net of model costs	22,251	20,921

Operating expenses
Salaries and service costs	14,015	14,103
Office and general expenses	4,748	5,132
Amortization and depreciation	990	906
Corporate overhead	1,125	1,079
Total operating expenses	20,878	21,220
Operating income (loss)	1,373	(299)

Other expense:
Foreign exchange loss	(83)	(54)
Loss from unconsolidated affiliate	–	(40)
Interest expense	(101)	(128)
Total other expense	(184)	(222)

Income (loss) before income taxes	1,189	(521)

Provision for income taxes:
Current	(224)	(362)
Deferred	(109)	1,046
Income tax benefit (expense)	(333)	684

Net income	$856	$163

Other comprehensive income
Foreign currency translation benefit (expense)	(97)	54
Total comprehensive income	$759	$217

Basic net income per common share	$0.16	$0.03
Diluted net income per common share	$0.16	$0.03

Weighted average common shares outstanding-basic	5,328	5,382
Weighted average common shares outstanding-diluted	5,328	5,382

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2016	6,472	$65	(1,090)	$(4,893)	$87,336	$(57,048)	$(50)	$25,410
Share based payment expense	–	–	–	–	556	–	–	556
Net income to common shareholders	–	–	–	–	–	163	–	163
Purchases of treasury stock	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	54	54
Balances at December 31, 2017	6,472	$65	(1,090)	$(4,893)	$87,892	$(56,885)	$4	$26,183
Share based payment expense	–	–	–	–	363	–	–	363
Net income to common shareholders	–	–	–	–	–	856	–	856
Purchases of treasury stock	–	–	(174)	(1,200)	–	–	–	(1,200)
Foreign currency translation	–	–	–	–	–	–	(97)	(97)
Balances at December 31, 2018	6,472	$65	(1,264)	$(6,093)	$88,255	$(56,029)	$(93)	$26,105

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

 (In thousands)

	2018	2017
Cash flows from operating activities:
Net income:	$856	$163
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	990	906
Share based payment expense	363	556
Bad debt expenses	58	172
Changes in operating assets and liabilities:
Accounts receivable	1,668	3,148
Prepaid expenses and other current assets	(17)	667
Other assets	23	27
Due to models	(1,381)	(4,027)
Accounts payable and accrued liabilities	1,086	(796)
Contingent liability to seller	–	(97)
Deferred income taxes	110	(1,046)
Net cash provided by (used in) operating activities	3,756	(327)

Cash flows from investing activities:
Purchases of property and equipment	(443)	(657)
Net cash used in investing activities	(443)	(657)

Cash flows from financing activities:
Purchases of treasury stock	(1,200)	–
Proceeds from term loan	1,000	–
Payments on term loan	(524)	(502)
Net cash used in financing activities	(724)	(502)

Foreign currency effect on cash flows:	(97)	54

Net change in cash and cash equivalents:	2,492	(1,432)
Cash and cash equivalents, beginning of period	4,256	5,688
Cash and cash equivalents, end of period	$6,748	$4,256

Supplemental disclosures of cash flow information:
Cash paid for interest	$99	$110
Cash refund of income taxes	$44	$376

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the allowance. At December 31, 2018, the Company had an allowance of $1.8 million, and recorded a $0.1 million bad debt charge to earnings. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  The Company generally does not require collateral.

 Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, and London. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At December 31, 2018, the Company had cash balances in excess of FDIC insurance coverage of approximately $5.3 million. Balances in London accounts are covered by Financial Services Compensation Scheme (“FSCS”) limits of £75 thousand or approximately $0.1 million per institution. At December 31, 2018, the Company had cash balances in excess of FSCS coverage of approximately $1.4 million. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

For the years ended December 31, 2018 and 2017, depreciation expense totaled $0.9 million and $0.8 million, respectively. Depreciation expense increased primarily due to the Company’s new assets being placed into service in 2017 and 2018.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the years ended December 31, 2018 and 2017.

 Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2018 approximated $33 thousand, relatively consistent with $39 thousand of advertising expense for the year ended December 31, 2017.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of December 31, 2018, the Company believes that its deferred tax assets are more likely than not to be realized, and therefore, no valuation allowance has been recorded.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved. Federal tax returns for tax years 2015 through 2017 remained open for examination as of December 31, 2018.

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

Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. On January 1, 2018, Wilhelmina adopted the new accounting standard which requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue, when, or as, the performance obligation is satisfied.

ASU 2016-02, Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right of use (“ROU”) assets and lease liabilities for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard will be effective for the Company beginning January 1, 2019. Wilhelmina will elect the optional transition approach to not apply the new lease standard in the comparative periods presented. We expect adoption of the standard will result in the recognition of ROU assets and lease liabilities for operating leases of approximately $2.5 million to $3.0 million at January 1, 2019, with the most significant impact from recognition of ROU assets and lease liabilities related to our office space and model apartment leases. The adoption of the new standard is not expected to have a material impact on the consolidated statement of income, stockholder’s equity and cash flows.

Note 3.  Line of Credit

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2018, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.2 million. The revolving line of credit presently expires October 24, 2019.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock in a private transaction. The term loan bears interest at 4.5% per annum and is payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the previous term loan, provided that such term loan is paid in full on or before its maturity date.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of December 31, 2018, a total of $2.6 million was outstanding on the two term loans.

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

The following table summarizes future minimum payments under the current lease agreements:

Years Ending December 31	Amount (in thousands)
2019	$1,482
2020	1,196
2021	399
Total	$3,077

Rent expense totaled approximately $1.9 million and $1.7 million for the years ended December 31, 2018 and 2017 respectively.

Note 5.  Commitments and Contingencies

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”). The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images. Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers. On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss. On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants. Further, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case. Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment. The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed. The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper. On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims. The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017. The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame. The plaintiffs and Wilhelmina each appealed and the decision was affirmed on May 24, 2018. On August 16, 2017, Wilhelmina timely filed its Answer to the Third Amended Complaint, and discovery in this action is continuing.  The Company believes the claims asserted in the Third Amended Complaint are without merit, and intends to continue to vigorously defend the action.

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

Note 6.  Income Taxes

The following table summarizes the income tax (expense) benefit for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Current:
Federal	$–	$–
State	(26)	(149)
Foreign	(198)	(213)
Current Total	(224)	(362)
Deferred:
Federal	(153)	994
State	44	52
Foreign	–	–
Deferred Total	(109)	1,046
Total	$(333)	$684

The income tax benefit (expense) differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The following table shows the reasons for these differences (in thousands):

	2018	2017
Computed income tax benefit (expense) at statutory rate	$(377)	$180
Increase in taxes resulting from:
Permanent and other deductions, net	(34)	(95)
Foreign income taxes	55	(32)
State income taxes, net of federal benefit	26	(62)
Deferred tax effects	(3)	693
Total income tax benefit (expense)	$(333)	$684

The following table shows the tax effect of significant temporary differences, which comprise the deferred tax asset and liability (in thousands):

	2018	2017
Deferred tax asset:
Net operating loss carryforward	$114	$395
Foreign tax credits	483	380
Accrued expenses	649	578
Allowance for doubtful accounts	144	173
Stock-based compensation	336	242
Other intangible assets	45	54
Total deferred income tax asset	1,771	1,822
Deferred tax liability:
Property and equipment	(545)	(589)
Intangible assets-brand name	(1,079)	(1,079)
Goodwill	(497)	(447)
Other intangible assets	(281)	(229)
Total deferred income tax liability	(2,402)	(2,344)
Net deferred tax liability	$(631)	$(522)

The Company has $0.5 million of federal net operating loss carryforwards, which expire in 2037. Additionally, the Company has $0.5 million of U.S. federal foreign tax credit carryforwards, which expire between 2023 and 2028.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and base erosion tax, respectively.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to treat any potential GILTI inclusions as a period cost.

Deferred tax effects

The Tax Act reduced the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $0.7 million as of December 31, 2017 to reflect the reduced U.S. tax rate and other effects of the Tax Act.

Note 7.  Treasury Stock

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion.

From 2012 through December 31, 2018, the Company repurchased an aggregate of 1,264,154 shares of common stock at an average price of approximately $4.82 per share, for a total of approximately $6.1 million in repurchases under the stock repurchase program. During the year ended December 31, 2018, 173,784 shares were repurchased at an average price of $6.91 per share. The repurchase of an additional 235,846 shares is presently authorized under the stock repurchase program.

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

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30 thousand for each of the years ended December 31, 2018 and 2017. The Company did not owe NCM any amounts under the services agreement as of December 31, 2018.

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

Under the Incentive Plans, no stock option awards were granted during 2018 and stock option awards covering 230,000 shares of the common stock were granted during 2017. No stock options were exercised during either 2018 or 2017.

The following table shows a summary of stock option transactions under the Incentive Plans during 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2017	230,000	$6.70
Granted	230,000	7.98
Exercised	–	–
Forfeited or expired	–	–
Outstanding, December 31, 2017	460,000	$7.34
Granted	–	–
Exercised	–	–
Forfeited or expired	–	–
Outstanding, December 31, 2018	460,000	$7.34

Total unrecognized compensation expense on options outstanding as of December 31, 2018 was $0.4 million. Options to purchase 138,000 shares of common stock were exercisable as of December 31, 2018.

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

Note 10.  Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 100% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company may make discretionary contributions. No discretionary contributions were made during the years ended December 31, 2018 and 2017.

Note 11.  Intangible Assets

The following table summarizes the intangible assets for the years ended December 31, 2018 and 2017 (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
2018 Intangibles:
Customer lists	$3,204	$(3,194)	5.0
Non-compete agreements	1,054	(1,054)	6.5
Talent and model contractual relationships	2,846	(2,803)	3.8
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,737	$(8,684)	5.1

2017 Intangibles:
Customer lists	$3,204	$(3,191)	5.0
Non-compete agreements	1,054	(1,054)	6.5
Talent and model contractual relationships	2,846	(2,731)	3.8
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,737	$(8,609)	5.1

Amortization expense totaled $0.1 million for each of the years ended December 31, 2018 and 2017. The remaining unamortized balance of $53 thousand will be amortized over the next four years.

