Form 10-Q
period 2019-03-31
Wilhelmina International, Inc.
filed 2019-05-13
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WHLM	Nasdaq Capital Market

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [x]
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

As of May 13, 2019, the registrant had 5,184,073 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2019

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,260	$6,748
Accounts receivable, net of allowance for doubtful accounts of $1,876 and $1,791, respectively	12,940	11,901
Prepaid expenses and other current assets	302	197
Total current assets	19,502	18,846

Property and equipment, net of accumulated depreciation of $3,515 and $3,264, respectively	2,411	2,567
Right of use assets-operating	2,134	-
Right of use assets-finance	183	-
Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,696 and $8,684, respectively	41	53
Goodwill	13,192	13,192
Other assets	115	114

TOTAL ASSETS	$46,045	$43,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,860	$5,071
Due to models	9,480	8,809
Lease liabilities – operating, current	1,123	-
Lease liabilities – finance, current	112	-
Term loan – current	674	623
Total current liabilities	16,249	14,503

Long term liabilities:
Net deferred income tax liability	647	631
Lease liabilities – operating, non-current	1,190	-
Lease liabilities – finance, non-current	82	-
Term loan – non-current	1,813	2,000
Total long term liabilities	3,732	2,631

Total liabilities	19,981	17,134

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at March 31, 2019 and December 31, 2018	65	65
Treasury stock, 1,268,266 and 1,264,154 shares at March 31, 2019 and December 31, 2018, at cost	(6,117)	(6,093)
Additional paid-in capital	88,319	88,255
Accumulated deficit	(56,138)	(56,029)
Accumulated other comprehensive loss	(65)	(93)
Total shareholders’ equity	26,064	26,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,045	$43,239

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2019 and 2018

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Revenues	$20,035	$19,702
License fees and other income	24	14
Total revenues	20,059	19,716

Model costs	14,476	13,842

Revenues net of model costs	5,583	5,874

Operating expenses:
Salaries and service costs	3,716	3,559
Office and general expenses	1,228	1,378
Amortization and depreciation	290	236
Corporate overhead	332	337
Total operating expenses	5,566	5,510
Operating income	17	364

Other expense:
Foreign exchange loss	(15)	(20)
Interest expense	(32)	(25)
Total other expense	(47)	(45)

(Loss) income before provision for income taxes	(30)	319

Provision for income taxes:
Current	(63)	(84)
Deferred	(16)	(10)
Income tax expense	(79)	(94)

Net loss (income)	$(109)	$225

Other comprehensive income:
Foreign currency translation income	28	43
Total comprehensive (loss) income	$(81)	$268

Basic net (loss) income per common share	$(0.02)	$0.04
Diluted net (loss) income per common share	$(0.02)	$0.04

Weighted average common shares outstanding-basic	5,205	5,381
Weighted average common shares outstanding-diluted	5,205	5,402

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2017	6,472	$65	(1,090)	$(4,893)	$87,892	$(56,885)	$4	$26,183
Share based payment expense	-	-	-	-	109	-	-	109
Net income to common shareholders	-	-	-	-	-	225	-	225
Purchases of treasury stock	-	-	(6)	(36)	-	-	-	(36)
Foreign currency translation	-	-	-	-	-	-	43	43
Balances at March 31, 2018	6,472	$65	(1,096)	$(4,929)	$88,001	$(56,660)	$47	$26,524

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2018	6,472	$65	(1,264)	$(6,093)	$88,255	$(56,029)	$(93)	$26,105
Share based payment expense	-	-	-	-	64	-	-	64
Net loss to common shareholders	-	-	-	-	-	(109)	-	(109)
Purchases of treasury stock	-	-	(4)	(24)	-	-	-	(24)
Foreign currency translation	-	-	-	-	-	-	28	28
Balances at March 31, 2019	6,472	$65	(1,268)	$(6,117)	$88,319	$(56,138)	$(65)	$26,064

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income:	$(109)	$225
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	290	236
Share based payment expense	64	109
Deferred income taxes	16	11
Bad debt expense	24	45
Changes in operating assets and liabilities:
Accounts receivable	(1,063)	(1,559)
Prepaid expenses and other current assets	(105)	(63)
Right of use assets-operating	(2,134)	-
Right of use assets-finance	(183)	-
Other assets	(1)	5
Due to models	671	422
Lease liabilities-operating	2,313	-
Lease liabilities-finance	197	-
Accounts payable and accrued liabilities	(211)	161
Net cash used in operating activities	(231)	(408)

Cash flows from investing activities:
Purchases of property and equipment	(95)	(162)
Net cash used in investing activities	(95)	(162)

Cash flows from financing activities:
Purchases of treasury stock	(24)	(36)
Payments on finance leases	(30)	-
Repayment of term loan	(136)	(129)
Net cash used in financing activities	(190)	(165)

Foreign currency effect on cash flows:	28	43

Net change in cash and cash equivalents:	(488)	(692)
Cash and cash equivalents, beginning of period	6,748	4,256
Cash and cash equivalents, end of period	$6,260	$3,564

Supplemental disclosures of cash flow information:
Cash paid for interest	$30	$24
Cash refund of income taxes	$-	$10

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 3.  New Accounting Standards

ASU 2016-02, Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right of use (“ROU”) assets and lease liabilities for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard was effective for the Company beginning January 1, 2019. Wilhelmina has elected the optional transition approach to not apply the new lease standard in the comparative periods presented and also elected to not recognize short-term leases of 12 months or less on the balance sheet. Adoption of the standard resulted in the recognition of ROU assets of $2.6 million and lease liabilities of $2.8 million at January 1, 2019, primarily from recognition of ROU assets and lease liabilities related to our office space and model apartment leases. The adoption of the new standard did not have a material impact on the consolidated statement of operations and stockholder’s equity. During the first quarter of 2019, $30 thousand of lease payments historically included as rent expense within office and general expenses are now classified as amortization expense, and included within cash used in financing activities on the Company’s statement of cash flows.

Maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
April 1, 2019 to December 31, 2019	$920	$89
2020	1,135	81
2021	369	31
Total	2,424	201
Less: Present value discount	(111)	(7)
Lease liability	$2,313	$194

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

Note 5.  Line of Credit

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2019, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.3 million.

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

On July 16, 2018, the Company amended its Credit Agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that may be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the previous term loan, provided that such term loan is paid in full on or before its maturity date.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of March 31, 2019, a total of $2.5 million was outstanding on the two term loans.

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

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of March 31, 2019, the Company had federal income tax loss carryforwards of $0.7 million.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments. The Company’s repatriation liability is not deemed material due to a foreign deficit.

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

From 2012 through March 31, 2019, the Company has repurchased 1,268,266 shares of Common Stock at an average price of approximately $4.82 per share, for a total of approximately $6.1 million in repurchases under the stock repurchase program. During the first three months of 2019, 4,112 shares were repurchased under the stock repurchase program for approximately $24 thousand.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. James Dvorak (Managing Director at NCM) also serves as a director of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $7.5 thousand for the three months ended both March 31, 2019 and 2018. The Company did not owe NCM any amounts under the services agreement as of March 31, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2019 and 2018. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where the Company competes with other leading full-service agencies, Wilhelmina competed successfully during the first three months of 2019.

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) exceeding approximately $200 billion in recent years, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

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

Due to the ubiquity of the Internet as a standard business tool, the Company has increasingly sought to harness the opportunities of the Internet and other digital media to improve its communications with clients and to facilitate the effective exchange of fashion model and talent information. The Company continues to make significant investments in technology in pursuit of gains in efficiency and better communications with clients.  At the same time, the Internet presents challenges for the Company, including (i) the cannibalization of traditional print media businesses, and (ii) pricing pressures with respect to digital media photo shoots and client engagements.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)
	Three Months Ended
	Mar 31 2019	Mar 31 2018	% Change 2019 vs 2018
Service revenues	20,035	19,702	1.7%
License fees and other income	24	14	71.4%
TOTAL REVENUES	20,059	19,716	1.7%
Model costs	14,476	13,842	4.6%
REVENUES NET OF MODEL COSTS	5,583	5,874	-5.0%
GROSS PROFIT MARGIN	27.8%	29.8%
Salaries and service costs	3,716	3,559	4.4%
Office and general expenses	1,228	1,378	-10.9%
Amortization and depreciation	290	236	22.9%
Corporate overhead	332	337	-1.5%
OPERATING INCOME	17	364	-95.3%
OPERATING MARGIN	0.0%	1.8%
Foreign exchange loss	(15)	(20)	-25.0%
Interest Expense	(32)	(25)	28.0%
(LOSS) INCOME BEFORE INCOME TAXES	(30)	319	-109.4%
Income tax expense	(79)	(94)	-16.0%
Effective tax rate	-263.3%	29.5%
NET (LOSS) INCOME	(109)	225	-148.4%

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increase of 1.7% for the three months ended March 31, 2019, when compared to the three months ended March, 2018, were primarily due to an increase in bookings in the Aperture and Wilhelmina Studios divisions.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased by 71.4% for the three months ended March 31, 2019, when compared to three months ended March 31, 2018. The increase was primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin decreased by 200 basis points for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018 primarily due to a change in board revenue mix, including revenue from Aperture and Wilhelmina Studios, which are lower margin than traditional core model bookings.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 4.4% increase in salaries and service costs during the three months ended March 31, 2019, when compared to the three months ended March 31, 2018 was primarily due to an increase in employee salaries, partially offset by a reduction in share based payment expense.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. The decrease in office and general expenses of 10.9% for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018, was primarily due to reduced rent expense, legal fees and bad debt expenses , as well as the reclassification of certain lease payments as amortization expense under the new lease accounting rules.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and certain intangibles. During the three months ended March 31, 2019, amortization and depreciation expense increased by 22.9% compared to the same period of the prior year, primarily due to new equipment being placed in service in recent months which will be depreciated going forward, and certain lease payments previously included within office and general expenses which are now classified as amortization under the new lease accounting rules. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $95 thousand during the three months ended March 31, 2019, compared to $162 thousand for the three months ended March 31, 2018.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 1.5% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to lower securities compliance costs.

Operating Margin

Operating margin decreased by 180 basis points for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018, primarily due to the decreased gross profit margins and an increase in salary and service costs, partially offset by lower office and general expenses.

Foreign Currency Translation

The Company realized $15 thousand of foreign currency exchange loss during the three months ended March 31, 2019, as compared to a loss of $20 thousand during the three months ended March 31, 2018. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense for the three months ended March 31, 2019 and March 31, 2018 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Income before Income Taxes

Income before income taxes decreased to a loss of $30 thousand for the three months ended March 31, 2019, from income of $319 thousand for the three months ended March 31, 2018, primarily due to the decrease in operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. Currently, the majority of taxes being paid by the Company are state and foreign taxes, not federal U.S. taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes.

Net Income

Net loss for the three months ended March 31, 2019 was $109 thousand compared to net income of $225 thousand for the same period of the prior year. The decrease in net income was primarily due to the decrease in operating income and income tax expenses.

Liquidity and Capital Resources

The Company’s cash balance decreased to $6.3 million at March 31, 2019 from $6.7 million at December 31, 2018. The cash balances decreased as a result of $0.2 million net cash used in operating activities, $0.1 million cash used in investing activities, and $0.2 million cash used in financing activities.

Net cash used in operating activities of $0.2 million was primarily the result of increases in accounts receivable, prepaid expenses, right of use assets, and decreases in accounts payable and accrued liabilities, partially offset by increases in lease liabilities and increases in amounts due to models. The $0.1 million of cash used in investing activities was attributable to purchases of property and equipment, including software, office furniture, and computer equipment. The $0.2 million of cash used in financing activities was attributable to principal payments on the Company’s term loan, purchases of treasury stock, and payments on finance leases.

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

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2019, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.3 million.

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

On July 16, 2018, the Company amended its Credit Agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that may be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the previous term loan, provided that such term loan is paid in full on or before its maturity date.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of March 31, 2019, a total of $2.5 million was outstanding on the two term loans.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the three months ended March 31, 2019 or March 31, 2018.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of March 31, 2019, the Company believes that its deferred tax assets are more likely than not to be realized. In addition, the Company continuously evaluates its tax contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The following table furnishes information for purchases made pursuant to the stock repurchase program during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1-31, 2019	1,383	$5.82	1,265,537	234,463
February 1-28, 2019	2,017	$5.88	1,267,554	232,446
March 1-31, 2019	712	$5.89	1,268,266	231,734
Total	4,112	$5.86

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 13, 2019	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer
(Principal Financial Officer)

