Form 10-Q
period 2019-06-30
Wilhelmina International, Inc.
filed 2019-08-13
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ x ]	Smaller reporting company [x]
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

As of August 13, 2019, the registrant had 5,175,573 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2019

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)
June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,003	$6,748
Accounts receivable, net of allowance for doubtful accounts of $1,768 and $1,791, respectively	12,838	11,901
Prepaid expenses and other current assets	306	197
Total current assets	19,147	18,846

Property and equipment, net of accumulated depreciation of $3,772 and $3,264, respectively	2,266	2,567
Right of use assets-operating	1,867	-
Right of use assets-finance	156	-
Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,708 and $8,684, respectively	29	53
Goodwill	13,192	13,192
Other assets	114	114

TOTAL ASSETS	$45,238	$43,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,417	$5,071
Due to models	9,213	8,809
Lease liabilities – operating, current	1,143	-
Lease liabilities – finance, current	114	-
Term loan – current	726	623
Total current liabilities	15,613	14,503

Long term liabilities:
Net deferred income tax liability	709	631
Lease liabilities – operating, non-current	880	-
Lease liabilities – finance, non-current	52	-
Term loan – non-current	1,625	2,000
Total long term liabilities	3,266	2,631

Total liabilities	18,879	17,134

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at June 30, 2019 and December 31, 2018	65	65
Treasury stock, 1,292,620 and 1,264,154 shares at June 30, 2019 and December 31, 2018, at cost	(6,266)	(6,093)
Additional paid-in capital	88,371	88,255
Accumulated deficit	(55,687)	(56,029)
Accumulated other comprehensive loss	(124)	(93)
Total shareholders’ equity	26,359	26,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,238	$43,239

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2019 and 2018

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$19,940	$20,580	$39,975	$40,282
License fees and other income	5	16	29	30
Total revenues	19,945	20,596	40,004	40,312

Model costs	14,156	14,905	28,632	28,747

Revenues, net of model costs	5,789	5,691	11,372	11,565

Operating expenses:
Salaries and service costs	3,589	3,472	7,305	7,031
Office and general expenses	1,031	1,198	2,259	2,576
Amortization and depreciation	298	239	588	475
Corporate overhead	251	260	583	597
Total operating expenses	5,169	5,169	10,735	10,679
Operating income	620	522	637	886

Other expense:
Foreign exchange gain (loss)	12	(27)	(3)	(47)
Interest expense	(30)	(22)	(62)	(47)
Total other expense	(18)	(49)	(65)	(94)

Income before provision for income taxes	602	473	572	792

Provision for income taxes expense:
Current	(89)	(56)	(152)	(140)
Deferred	(62)	(53)	(78)	(63)
Income tax expense	(151)	(109)	(230)	(203)

Net income	$451	$364	$342	$589

Other comprehensive expense:
Foreign currency translation expense	(59)	(75)	(31)	(32)
Total comprehensive income	392	289	311	557

Basic net income per common share	$0.09	$0.07	$0.07	$0.11
Diluted net income per common share	$0.09	$0.07	$0.07	$0.11

Weighted average common shares outstanding-basic	5,187	5,375	5,196	5,378
Weighted average common shares outstanding-diluted	5,187	5,375	5,196	5,378

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2017	6,472	$65	(1,090)	$(4,893)	$87,892	$(56,885)	$4	$26,183
Share based payment expense	-	-	-	-	109	-	-	109
Net income to common shareholders	-	-	-	-	-	225	-	225
Purchases of treasury stock	-	-	(6)	(36)	-	-	-	(36)
Foreign currency translation	-	-	-	-	-	-	43	43
Balances at March 31, 2018	6,472	$65	(1,096)	$(4,929)	$88,001	$(56,660)	$47	$26,524
Share based payment expense	-	-	-	-	87	-	-	87
Net income to common shareholders	-	-	-	-	-	364	-	364
Purchases of treasury stock	-	-	(7)	(46)	-	-	-	(46)
Foreign currency translation	-	-	-	-	-	-	(75)	(75)
Balances at June 30, 2018	6,472	$65	(1,103)	$(4,975)	$88,088	$(56,296)	$(28)	$26,854

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2018	6,472	$65	(1,264)	$(6,093)	$88,255	$(56,029)	$(93)	$26,105
Share based payment expense	-	-	-	-	64	-	-	64
Net income to common shareholders	-	-	-	-	-	(109)	-	(109)
Purchases of treasury stock	-	-	(4)	(24)	-	-	-	(24)
Foreign currency translation	-	-	-	-	-	-	28	28
Balances at March 31, 2019	6,472	$65	(1,268)	$(6,117)	$88,319	$(56,138)	$(65)	$26,064
Share based payment expense	-	-	-	-	52	-	-	52
Net income to common shareholders	-	-	-	-	-	451	-	451
Purchases of treasury stock	-	-	(25)	(149)	-	-	-	(149)
Foreign currency translation	-	-	-	-	-	-	(59)	(59)
Balances at June 30, 2019	6,472	$65	(1,293)	$(6,266)	$88,371	$(55,687)	$(124)	$26,359

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2019 and 2018

 (In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income:	$342	$589
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	588	475
Share based payment expense	116	196
Deferred income taxes	78	63
Bad debt expense	24	75
Changes in operating assets and liabilities:
Accounts receivable	(961)	(1,543)
Prepaid expenses and other current assets	(109)	(139)
Right of use assets-operating	537	-
Right of use assets-finance	54	-
Other assets	-	10
Due to models	404	400
Lease liabilities-operating	(579)	-
Lease liabilities-finance	(47)	-
Accounts payable and accrued liabilities	(445)	812
Net cash used in operating activities	2	938

Cash flows used in investing activities:
Purchases of property and equipment	(207)	(204)
Net cash used in investing activities	(207)	(204)

Cash flows used in financing activities:
Purchases of treasury stock	(173)	(82)
Payments on finance leases	(64)	-
Repayment of term loan	(272)	(259)
Net cash used in financing activities	(509)	(341)

Foreign currency effect on cash flows:	(31)	(32)

Net change in cash and cash equivalents:	(745)	361
Cash and cash equivalents, beginning of period	6,748	4,256
Cash and cash equivalents, end of period	$6,003	$4,617

Supplemental disclosures of cash flow information:
Cash paid for interest	$60	$46
Cash paid (refund) of income taxes	$5	$(10)

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of income and comprehensive income, statements of shareholders’ equity, and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 3.  New Accounting Standards

ASU 2016-02, Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right of use (“ROU”) assets and lease liabilities for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard was effective for the Company beginning January 1, 2019. Wilhelmina has elected the optional transition approach to not apply the new lease standard in the comparative periods presented and also elected to not recognize short-term leases of 12 months or less on the balance sheet. Adoption of the standard resulted in the recognition of ROU assets of $2.6 million and lease liabilities of $2.8 million at January 1, 2019, primarily from recognition of ROU assets and lease liabilities related to our office space and model apartment leases. The adoption of the new standard did not have a material impact on the consolidated statement of operations or stockholder’s equity. During the first six months of 2019, $64 thousand of lease payments historically included as rent expense within office and general expenses are now classified as amortization expense, and included within cash used in financing activities on the Company’s statement of cash flows. At June 30, 2019, the weighted-average remaining lease term was 1.8 years for operating leases and 1.7 years for finance type leases. At June 30, 2019, the weighted average discount rate was 4.8% for operating leases and 4.5% for finance type leases.

The following table presents additional information regarding Wilhelmina’s financing and operating leases for the three and six month periods ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Finance lease expense
Amortization of ROU assets	$27	$61
Interest on lease liabilities	2	4
Operating lease expense	299	597
Short term lease expense	60	119
Cash paid for amounts included in the measurement of lease liabilities for finance leases
Financing cash flows	30	64
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	316	632
ROU assets obtained in exchange for lease liabilities
Finance leases	-	2,404
Operating leases	-	210

As of June 30, 2019, future maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
July 1, 2019 to December 31, 2019	$604	$60
2020	1,135	81
2021	369	31
Total	2,108	172
Less: Present value discount	(85)	(6)
Lease liability	$2,023	$166

Note 4.  Foreign Currency Translation

The functional currency of the London subsidiary is the British Pound. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, revenues and expenses are translated at average monthly exchange rates and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of shareholders’ equity.

Note 5.  Line of Credit

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of June 30, 2019, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.4 million.

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

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of June 30, 2019, a total of $2.4 million was outstanding on the two term loans.

Note 6.  Commitments and Contingencies

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others, including Louisa Raske, Carina Vretman, Grecia Palomares and Michelle Griffin Trotter (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”).  The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers.  On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants.  Separately, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case.

Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment.  The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed.  The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper.  On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims.  The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017.  The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame.  The plaintiffs and Wilhelmina each appealed, and the decision was affirmed on May 24, 2018. On August 16, 2017, Wilhelmina timely filed its Answer to the Third Amended Complaint.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others, including Roberta Little (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation.  The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action, was filed on August 16, 2017.  Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017, which was granted in part and denied in part on May 10, 2018.  Some New York Labor Law and contract claims remain in the case.  Pressley has withdrawn from the case, leaving Roberta Little as the sole remaining named plaintiff in the Pressley Litigation.  On July 12, 2019, the Company filed its Answer and Counterclaim against Little.

On May 1, 2019, the Plaintiffs in the Shanklin Litigation (except Raske) and the Pressley Litigation filed motions for class certification on their contract claims and the remaining New York Labor Law Claims. On July 12, 2019, Wilhelmina filed its opposition to the motions for class certification and filed a cross-motion for summary judgment against Shanklin, Vretman, Palomares, Trotter and Little, and a motion for summary judgment against Raske.  The Plaintiffs’ reply papers are due September 12, 2019 and Wilhelmina’s reply on its summary judgment motions is due October 12, 2019.

The Company believes the claims asserted in the Shanklin and Pressley Litigations are without merit and intends to continue to vigorously defend the actions.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state taxes, not federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of June 30, 2019, the Company had federal income tax loss carryforwards of $0.2 million.

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

From 2012 through June 30, 2019, the Company has repurchased 1,292,620 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.3 million in repurchases under the stock repurchase program. During the first six months of 2019, 28,466 shares were repurchased under the stock repurchase program for approximately $173 thousand.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. James Dvorak (Managing Director at NCM) also serves as a director of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $15 thousand for the six months ended both June 30, 2019 and 2018. The Company did not owe NCM any amounts under the services agreement as of June 30, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2019 and 2018. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where the Company competes with other leading full-service agencies, Wilhelmina competed successfully during the first six months of 2019.

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

In recent periods, traditional retail clients in the fashion and beauty industry have had increased competition from digital, social, and new media, reducing their budgets for advertising and model talent. Wilhelmina reviews the mix of talent and resources available to best operate in the changing environment.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)	Three Months Ended			Six Months Ended
	June 30	June 30	% Change	June 30	June 30	% Change
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Service revenues	19,940	20,580	(3.1%)	39,975	40,282	(0.8%)
License fees and other income	5	16	(68.8%)	29	30	(3.3%)
TOTAL REVENUES	19,945	20,596	(3.2%)	40,004	40,312	(0.8%)
Model costs	14,156	14,905	(5.0%)	28,632	28,747	(0.4%)
REVENUES NET OF MODEL COSTS	5,789	5,691	1.7%	11,372	11,565	(1.7%)
GROSS PROFIT MARGIN	29.0%	27.6%		28.4%	28.7%
Salaries and service costs	3,589	3,472	3.4%	7,305	7,031	3.9%
Office and general expenses	1,031	1,198	(13.9%)	2,259	2,576	(12.3%)
Amortization and depreciation	298	239	24.7%	588	475	23.8%
Corporate overhead	251	260	(3.5%)	583	597	(2.3%)
OPERATING INCOME	620	522	18.8%	637	886	28.1%
OPERATING MARGIN	3.1%	2.5%		1.6%	2.2%
Foreign exchange gain (loss)	12	(27)	(144.4%)	(3)	(47)	(93.6%)
Interest expense	(30)	(22)	36.4%	(62)	(47)	31.9%
INCOME BEFORE INCOME TAXES	602	473	27.3%	572	792	(27.8%)
Income tax expense	151	109	38.5%	230	203	13.3%
Effective tax rate	25.1%	23.0%		40.2%	25.6%
NET INCOME	451	364	23.9%	342	589	(41.9%)

 Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The decreases of 3.1% and 0.8% for the three and six months ended June 30, 2019, when compared to the three and six months ended June 30, 2018, were primarily due to an decrease in bookings in the Wilhelmina Studios division.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 68.8% and 3.3% for the three and six months ended June 30, 2019, when compared to three and six months ended June 30, 2018. The decreases were primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin increased by 140 basis points for the three months ended June 30, 2019, when compared to the three months ended June 30, 2018 primarily due to a change in board revenue mix and a decrease in revenue from Wilhelmina Studios, which is lower margin than traditional core model bookings and reduced commissions owed on talent bookings. Gross profit margin decreased by 30 basis points for the six months ended June 30, 2019, when compared to the six months ended June 30, 2018 due to a change in board revenue mix.

 Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 3.4% and 3.9% increases in salaries and service costs during the three and six months ended June 30, 2019, when compared to the three and six months ended June 30, 2018 were primarily due to an increase in employee salaries, partially offset by a reduction in share based payment expense.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. The decrease in office and general expenses of 13.9% and 12.3% for the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018, were primarily due to reduced rent expense, legal fees and bad debt expenses, as well as the reclassification of certain lease payments as amortization expense under the new lease accounting rules.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and certain intangibles. Amortization and depreciation expense increased by 24.7% and 23.8% for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to new equipment which will be depreciated going forward, and certain lease payments previously included within office and general expenses which are now classified as amortization under the new lease accounting rules. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $112 thousand and 207 thousand during the three and six months ended June 30, 2019, compared to $42 thousand and $204 thousand for the three and six months ended June 30, 2018.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 3.5% and 2.3% for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to lower securities compliance costs.

Operating Margin

Operating margin increased by 60 basis points for the three months ended June 30, 2019, when compared to the three months ended June 30, 2018, primarily due to the increased gross profit margin. Operating margin decreased by 60 basis points for the six months ended June 30, 2019, when compared to the six months ended June 30, 2018, primarily due to the lower gross profit margin and higher employee salaries, partially offset by lower office and general expenses.

Foreign Currency Translation

The Company realized $12 thousand of foreign currency exchange gains during the three months ended June 30, 2019, and $27 thousand of foreign currency exchange loss during the three months ended June 30, 2018. The Company realized $3 thousand and $47 thousand of foreign currency exchange loss for the six months ended June 30, 2019 and June 30, 2018. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense for the three and six months ended June 30, 2019 and June 30, 2018 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Income before Income Taxes

Income before income taxes increased to $602 thousand for the three months ended June 30, 2019, compared to $473 thousand for the three months ended June 30, 2018, primarily due to the increase in operating income. Income before income taxes decreased to $572 thousand for the six months ended June 30, 2019, compared to $792 thousand for the six months ended June 30, 2018, primarily due to the decrease in operating income.

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

Net Income

Net income for the three months ended June 30, 2019 was $451 thousand compared to $364 thousand for the same period of the prior year. The increase in net income was primarily due to the increase in operating income. Net income for the six months ended June 30, 2019 was $342 thousand compared to $589 thousand for the same period of the prior year. The decrease in net income was primarily due to the decrease in operating income.

Liquidity and Capital Resources

The Company’s cash balance decreased to $6.0 million at June 30, 2019 from $6.7 million at December 31, 2018. The cash balances decreased as a result of $0.2 million net cash used in investing activities and $0.5 cash used in financing activities.

The $0.2 million of cash used in investing activities was attributable to purchases of property and equipment, including software, office furniture, and computer equipment. The $0.5 million of cash used in financing activities was attributable to principal payments on the Company’s term loan, purchases of treasury stock, and payments on finance leases.

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

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of June 30, 2019, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.4 million.

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

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of June 30, 2019, a total of $2.4 million was outstanding on the two term loans.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

Effect of Inflation

Inflation has not historically been a material factor affecting the Company’s business. General operating expenses, such as salaries, employee benefits, insurance and occupancy costs are subject to normal inflationary pressures.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Wilhelmina and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the six months ended June 30, 2019 or June 30, 2018.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of June 30, 2019, the Company believes that its deferred tax assets are more likely than not to be realized. In addition, the Company continuously evaluates its tax contingencies.

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

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others, including Louisa Raske, Carina Vretman, Grecia Palomares and Michelle Griffin Trotter (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”).  The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation include other model management companies, advertising firms, and certain advertisers.  On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants.  Separately, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case.

Plaintiffs retained substitute counsel, who filed a Second and then Third Amended Complaint. Plaintiffs’ Third Amended Complaint asserts causes of action for alleged breaches of the plaintiffs' management contracts with the defendants, conversion, breach of the duty of good faith and fair dealing, and unjust enrichment.  The Third Amended Complaint also alleges that the plaintiff models were at all relevant times employees, and not independent contractors, of the model management defendants, and that defendants violated the New York Labor Law in several respects, including, among other things, by allegedly failing to pay the models the minimum wages and overtime pay required thereunder, not maintaining accurate payroll records, and not providing plaintiffs with full explanations of how their wages and deductions therefrom were computed.  The Third Amended Complaint seeks certification of the action as a class action, damages in an amount to be determined at trial, plus interest, costs, attorneys’ fees, and such other relief as the court deems proper.  On October 6, 2015, Wilhelmina filed a motion to dismiss as to most of the plaintiffs’ claims.  The Court entered a decision granting in part and denying in part Wilhelmina’s motion to dismiss on May 26, 2017.  The Court (i) dismissed three of the five New York Labor Law causes of action, along with the conversion, breach of the duty of good faith and fair dealing and unjust enrichment causes of action, in their entirety, and (ii) permitted only the breach of contract causes of action, and some plaintiffs’ remaining two New York Labor Law causes of action to continue, within a limited time frame.  The plaintiffs and Wilhelmina each appealed, and the decision was affirmed on May 24, 2018. On August 16, 2017, Wilhelmina timely filed its Answer to the Third Amended Complaint.

On June 6, 2016, another putative class action lawsuit was brought against the Company by former Wilhelmina model Shawn Pressley and others, including Roberta Little (the “Pressley Litigation”), in New York State Supreme Court (New York County) by the same counsel representing the plaintiffs in the Shanklin Litigation, and asserting identical, although more recent, claims as those in the Shanklin Litigation.  The Amended Complaint, asserting essentially the same types of claims as in the Shanklin action, was filed on August 16, 2017.  Wilhelmina filed a motion to dismiss the Amended Complaint on September 29, 2017, which was granted in part and denied in part on May 10, 2018.  Some New York Labor Law and contract claims remain in the case.  Pressley has withdrawn from the case, leaving Roberta Little as the sole remaining named plaintiff in the Pressley Litigation.  On July 12, 2019, the Company filed its Answer and Counterclaim against Little.

On May 1, 2019, the Plaintiffs in the Shanklin Litigation (except Raske) and the Pressley Litigation filed motions for class certification on their contract claims and the remaining New York Labor Law Claims. On July 12, 2019, Wilhelmina filed its opposition to the motions for class certification and filed a cross-motion for summary judgment against Shanklin, Vretman, Palomares, Trotter and Little, and a motion for summary judgment against Raske.  The Plaintiffs’ reply papers are due September 12, 2019 and Wilhelmina’s reply on its summary judgment motions is due October 12, 2019.

The Company believes the claims asserted in the Shanklin and Pressley Litigations are without merit and intends to continue to vigorously defend the actions.

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

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The following table furnishes information for purchases made pursuant to the stock repurchase program during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1-30, 2019	18,899	$6.23	1,287,165	212,835
May 1-31, 2019	800	$6.29	1,287,965	212,035
June 1-30, 2019	4,655	$5.56	1,292,620	207,380
Total	24,354	$5.86

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 13, 2019	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)

