Form 10-Q
period 2019-09-30
Wilhelmina International, Inc.
filed 2019-11-12
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 5,170,121 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2019

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)
September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,521	$6,748
Accounts receivable, net of allowance for doubtful accounts of $1,484 and $1,791, respectively	12,083	11,901
Prepaid expenses and other current assets	274	197
Total current assets	17,878	18,846

Property and equipment, net of accumulated depreciation of $4,032 and $3,264, respectively	2,103	2,567
Right of use assets-operating	1,602	-
Right of use assets-finance	129	-
Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of $8,720 and $8,684, respectively	17	53
Goodwill	13,192	13,192
Other assets	113	114

TOTAL ASSETS	$43,501	$43,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,824	$5,071
Due to models	8,840	8,809
Lease liabilities – operating, current	1,125	-
Lease liabilities – finance, current	94	-
Term loan – current	750	623
Total current liabilities	14,633	14,503

Long term liabilities:
Net deferred income tax liability	654	631
Lease liabilities – operating, non-current	623	-
Lease liabilities – finance, non-current	44	-
Term loan – non-current	1,435	2,000
Total long term liabilities	2,756	2,631

Total liabilities	17,389	17,134

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at September 30, 2019 and December 31, 2018	65	65
Treasury stock, 1,301,917 and 1,264,154 shares at September 30, 2019 and December 31, 2018, at cost	(6,320)	(6,093)
Additional paid-in capital	88,420	88,255
Accumulated deficit	(55,853)	(56,029)
Accumulated other comprehensive loss	(200)	(93)
Total shareholders’ equity	26,112	26,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,501	$43,239

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2019 and 2018

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$17,224	$19,143	$57,199	$59,425
License fees and other income	17	10	46	40
Total revenues	17,241	19,153	57,245	59,465

Model costs	12,534	13,777	41,166	42,524

Revenues, net of model costs	4,707	5,376	16,079	16,941

Operating expenses:
Salaries and service costs	3,266	3,478	10,571	10,509
Office and general expenses	1,042	1,067	3,301	3,643
Amortization and depreciation	297	252	885	727
Corporate overhead	251	298	834	895
Total operating expenses	4,856	5,095	15,591	15,774
Operating (loss) income	(149)	281	488	1,167

Other expense:
Foreign exchange gain (loss)	3	(17)	-	(64)
Interest expense	(27)	(26)	(89)	(73)
Total other expense	(24)	(43)	(89)	(137)

(Loss) income before provision for income taxes	(173)	238	399	1,030

Provision for income taxes (expense) benefit:
Current	(47)	(80)	(200)	(220)
Deferred	54	50	(23)	(13)
Income tax (expense) benefit	7	(30)	(223)	(233)

Net (loss) income	$(166)	$208	$176	$797

Other comprehensive expense:
Foreign currency translation adjustment	(76)	(24)	(107)	(56)
Total comprehensive (loss) income	(242)	184	69	741

Basic net (loss) income per common share	$(0.03)	$0.04	$0.03	$0.15
Diluted net (loss) income per common share	$(0.03)	$0.04	$0.03	$0.15

Weighted average common shares outstanding-basic	5,176	5,309	5,189	5,353
Weighted average common shares outstanding-diluted	5,176	5,318	5,189	5,361

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2017	6,472	$65	(1,090)	$(4,893)	$87,892	$(56,885)	$4	$26,183
Share based payment expense	-	-	-	-	109	-	-	109
Net income to common shareholders	-	-	-	-	-	225	-	225
Purchases of treasury stock	-	-	(6)	(36)	-	-	-	(36)
Foreign currency translation	-	-	-	-	-	-	43	43
Balances at March 31, 2018	6,472	$65	(1,096)	$(4,929)	$88,001	$(56,660)	$47	$26,524
Share based payment expense	-	-	-	-	87	-	-	87
Net income to common shareholders	-	-	-	-	-	364	-	364
Purchases of treasury stock	-	-	(7)	(46)	-	-	-	(46)
Foreign currency translation	-	-	-	-	-	-	(75)	(75)
Balances at June 30, 2018	6,472	$65	(1,103)	$(4,975)	$88,088	$(56,296)	$(28)	$26,854
Share based payment expense	-	-	-	-	84	-	-	84
Net income to common shareholders	-	-	-	-	-	208	-	208
Purchases of treasury stock	-	-	(100)	(706)	-	-	-	(706)
Foreign currency translation	-	-	-	-	-	-	(24)	(24)
Balances at September 30, 2018	6,472	$65	(1,203)	$(5,681)	$88,172	$(56,088)	$(52)	$26,416

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2018	6,472	$65	(1,264)	$(6,093)	$88,255	$(56,029)	$(93)	$26,105
Share based payment expense	-	-	-	-	64	-	-	64
Net loss to common shareholders	-	-	-	-	-	(109)	-	(109)
Purchases of treasury stock	-	-	(4)	(24)	-	-	-	(24)
Foreign currency translation	-	-	-	-	-	-	28	28
Balances at March 31, 2019	6,472	$65	(1,268)	$(6,117)	$88,319	$(56,138)	$(65)	$26,064
Share based payment expense	-	-	-	-	52	-	-	52
Net income to common shareholders	-	-	-	-	-	451	-	451
Purchases of treasury stock	-	-	(25)	(149)	-	-	-	(149)
Foreign currency translation	-	-	-	-	-	-	(59)	(59)
Balances at June 30, 2019	6,472	$65	(1,293)	$(6,266)	$88,371	$(55,687)	$(124)	$26,359
Share based payment expense	-	-	-	-	49	-	-	49
Net loss to common shareholders	-	-	-	-	-	(166)	-	(166)
Purchases of treasury stock	-	-	(9)	(54)	-	-	-	(54)
Foreign currency translation	-	-	-	-	-	-	(76)	(76)
Balances at September 30, 2019	6,472	$65	(1,302)	$(6,320)	$88,420	$(55,853)	$(200)	$26,112

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2019 and 2018

 (In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income:	$176	$797
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	885	727
Share based payment expense	165	280
Deferred income taxes	23	13
Bad debt (recovery) expense	(1)	70
Changes in operating assets and liabilities:
Accounts receivable	(181)	(296)
Prepaid expenses and other current assets	(77)	(107)
Right of use assets-operating	802	-
Other assets	1	20
Due to models	31	(635)
Lease liabilities-operating	(854)	-
Accounts payable and accrued liabilities	(1,038)	862
Net cash (used in) provided by operating activities	(68)	1,731

Cash flows used in investing activities:
Purchases of property and equipment	(304)	(293)
Net cash used in investing activities	(304)	(293)

Cash flows (used in) provided by financing activities:
Purchases of treasury stock	(227)	(788)
Payments on finance leases	(83)	-
Proceeds from term loan	-	700
Repayment of term loan	(438)	(390)
Net cash used in financing activities	(748)	(478)

Foreign currency effect on cash flows:	(107)	(56)

Net change in cash and cash equivalents:	(1,227)	904
Cash and cash equivalents, beginning of period	6,748	4,256
Cash and cash equivalents, end of period	$5,521	$5,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$88	$71
Cash paid (refund) of income taxes	$5	$(10)

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

Note 3.  New Accounting Standards

ASU 2016-02, Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right of use (“ROU”) assets and lease liabilities for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard was effective for the Company beginning January 1, 2019. Wilhelmina has elected the optional transition approach to not apply the new lease standard in the comparative periods presented and also elected to not recognize short-term leases of 12 months or less on the balance sheet. Adoption of the standard resulted in the recognition of ROU assets of $2.6 million and lease liabilities of $2.8 million at January 1, 2019, primarily from recognition of ROU assets and lease liabilities related to our office space and model apartment leases. The adoption of the new standard did not have a material impact on the consolidated statement of operations or stockholder’s equity. During the first nine months of 2019, $83 thousand of lease payments historically included as rent expense within office and general expenses are now classified as amortization expense, and included within cash used in financing activities on the Company’s statement of cash flows. At September 30, 2019, the weighted-average remaining lease term was 1.6 years for operating leases and 1.7 years for finance type leases. At September 30, 2019, the weighted average discount rate was 4.8% for operating leases and 4.5% for finance type leases.

The following table presents additional information regarding Wilhelmina’s financing and operating leases for the three and nine month periods ended September 30, 2019 (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Finance lease expense
Amortization of ROU assets	$27	$88
Interest on lease liabilities	2	6
Operating lease expense	281	878
Short term lease expense	77	196
Cash paid for amounts included in the measurement of lease liabilities for finance leases
Financing cash flows	30	94
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	301	933
ROU assets obtained in exchange for lease liabilities
Finance leases	-	2,404
Operating leases	-	210

As of September 30, 2019, future maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
July 1, 2019 to December 31, 2019	$303	$30
2020	1,135	81
2021	369	31
Total	1,807	142
Less: Present value discount	(59)	(4)
Lease liability	$1,748	$138

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

Note 5.  Line of Credit

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of September 30, 2019, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.6 million.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock in a private transaction. The term loan bears interest at 4.5% per annum and payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule and a final payment of principal and interest due on October 24, 2020.

On July 16, 2018, the Company amended its Credit Agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the previous term loan.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of September 30, 2019, a total of $2.2 million was outstanding on the two term loans.

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

On May 1, 2019, the Plaintiffs in the Shanklin Litigation (except Raske) and the Pressley Litigation filed motions for class certification on their contract claims and the remaining New York Labor Law Claims. On July 12, 2019, Wilhelmina filed its opposition to the motions for class certification and filed a cross-motion for summary judgment against Shanklin, Vretman, Palomares, Trotter and Little, and a motion for summary judgment against Raske.  Wilhelmina’s reply papers in further support of its summary judgment motions were filed on October 23, 2019, and the class certification and summary judgment motions will next be fully briefed.  The Court has scheduled a hearing on all of the motions for December 4, 2019.

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

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state and foreign taxes, not federal U.S. taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. As of September 30, 2019, the Company had federal income tax loss carryforwards of $0.5 million.

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

From 2012 through September 30, 2019, the Company has repurchased 1,301,917 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.3 million in repurchases under the stock repurchase program. During the first nine months of 2019, 37,763 shares were repurchased under the stock repurchase program for approximately $227 thousand.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. James Dvorak (Managing Director at NCM) also serves as a director of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $23 thousand for the nine months ended both September 30, 2019 and 2018. The Company did not owe NCM any amounts under the services agreement as of September 30, 2019.

Note 10.  Subsequent Events

The Company’s revolving line of credit with Amegy Bank expired by its terms on October 24, 2019. On November 6, 2019, the Company and Amegy Bank executed a Twelfth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note (the “Twelfth Amendment”) which extended the revolving line of credit for three years until October 24, 2022. The Twelfth Amendment also increased the Company’s minimum net worth requirement from $20.0 million to $22.0 million and eliminated the requirement to provide annual tax returns.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2019 and 2018. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

OVERVIEW

The Company’s primary business is fashion model management and complementary business activities. The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by Internet, print and television advertising campaigns for consumer goods and retail clients. Wilhelmina believes it has strong brand recognition, which enables it to attract and retain top agents and talent to service a broad universe of clients. In order to take advantage of these opportunities and support its continued growth, the Company will need to continue to successfully allocate resources and staffing in a way that enhances its ability to respond to new opportunities. The Company continues to focus on tightly managing costs, recruiting top agents when available, and scouting and developing new talent.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool and client roster and its diversification across various talent management segments, together with its geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where the Company competes with other leading full-service agencies, Wilhelmina competed successfully during the first nine months of 2019.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness and consideration among advertisers and potential talent;
•	expand the Wilhelmina network through strategic geographic market development;
•	expand the women’s high end fashion board;
•	expand the Aperture division’s representation in commercials, film, and television;
•	expand the content creation and production business;
•	expand celebrity and social media influencer representation; and
•	promote model search contests and events and partner on media projects (television, film, books, etc.).

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)	Three Months Ended			Nine Months Ended
	September 30	September 30	% Change	September 30	September 30	% Change
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Service revenues	17,224	19,143	(10.0%)	57,199	59,425	(3.7%)
License fees and other income	17	10	70.0%	46	40	15.0%
TOTAL REVENUES	17,241	19,153	(10.0%)	57,245	59,465	(3.7%)
Model costs	12,534	13,777	(9.0%)	41,166	42,524	(3.2%)
REVENUES NET OF MODEL COSTS	4,707	5,376	(12.4%)	16,079	16,941	(5.1%)
GROSS PROFIT MARGIN	27.3%	28.1%		28.1%	28.5%
Salaries and service costs	3,266	3,478	(6.1%)	10,571	10,509	0.6%
Office and general expenses	1,042	1,067	(2.3%)	3,301	3,643	(9.4%)
Amortization and depreciation	297	252	17.9%	885	727	21.7%
Corporate overhead	251	298	(15.8%)	834	895	(6.8%)
OPERATING (LOSS) INCOME	(149)	281	(153.0%)	488	1,167	(58.2%)
OPERATING MARGIN	(0.9%)	1.5%		0.9%	2.0%
Foreign exchange gain (loss)	3	(17)	117.6%	-	(64)	100%
Interest expense	(27)	(26)	(3.8%)	(89)	(73)	21.9%
INCOME BEFORE INCOME TAXES	(173)	238	(172.7%)	399	1,030	(61.3%)
Income tax benefit (expense)	7	(30)	123.3%	(223)	(233)	(4.3%)
Effective tax rate	4.0%	12.6%		55.9%	22.6%
NET (LOSS) INCOME	(166)	208	(179.8%)	176	797	(77.9%)

 Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The decreases of 10.0% and 3.7% for the three and nine months ended September 30, 2019, when compared to the three and nine months ended September 30, 2018, were primarily due to a decrease in bookings in the Wilhelmina Studios division and core model bookings in the United States, partially offset by an increase in core model bookings in the London office and bookings from the Aperture division. The decrease in core model bookings in the United States was primarily due to staff turnover.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased by 70.0% and 15.0% for the three and nine months ended September 30, 2019, when compared to three and nine months ended September 30, 2018. The increases were primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin decreased by 80 and 40 basis points for the three and nine months ended September 30, 2019, when compared to the three and nine months ended September 30, 2018 primarily due to a change in board revenue mix and an increase in revenue from the Aperture division, which is lower margin than traditional core model bookings.

 Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 6.1% decrease in salaries and service costs during the three months ended September 30, 2019, when compared to the three months ended September 30, 2018 was primarily the result of a decrease in employee salaries due to a lag in filling open positions, as well as a reduction in share based payment expense. Salaries and service costs for the nine months ended September 30, 2019 were relatively stable from the nine months ended September 30, 2018.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. The decrease in office and general expenses of 2.3% and 9.4% for the three and nine months ended September 30, 2019 when compared to the three and nine months ended September 30, 2018, were primarily due to reduced rent expense, computer expense and bad debt expenses, as well as the reclassification of certain lease payments as amortization expense under the new lease accounting rules.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and certain intangibles. Amortization and depreciation expense increased by 17.9% and 21.7% for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to new equipment which will be depreciated going forward, and certain lease payments previously included within office and general expenses which are now classified as amortization under the new lease accounting rules. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $97 thousand and $304 thousand during the three and nine months ended September 30, 2019, compared to $89 thousand and $293 thousand for the three and nine months ended September 30, 2018.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent, travel, and other public company costs. Corporate overhead decreased by 15.8% and 6.8% for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to lower securities compliance costs.

Operating Margin

Operating margin decreased by 240 and 110 basis points for the three and nine months ended September 30, 2019, when compared to the three and nine months ended September 30, 2018, primarily due to the decreased gross profit margin partially offset by lower operating expenses.

Foreign Currency Translation

The Company realized $3 thousand of foreign currency exchange gains during the three months ended September 30, 2019, and $17 thousand of foreign currency exchange loss during the three months ended September 30, 2018. The Company realized $0 and $64 thousand of foreign currency exchange loss for the nine months ended September 30, 2019 and September 30, 2018. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense for the three and nine months ended September 30, 2019 and September 30, 2018 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Income before Income Taxes

Loss before income taxes was $173 thousand for the three months ended September 30, 2019, compared to $238 thousand of income before income taxes for the three months ended September 30, 2018, primarily due to the decrease in operating income. Income before income taxes decreased to $399 thousand for the nine months ended September 30, 2019, compared to $1.0 million for the nine months ended September 30, 2018, primarily due to the decrease in operating income.

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

Net Income

Net loss for the three months ended September 30, 2019 was $166 thousand compared to $208 thousand of net income for the same period of the prior year. The decrease in net income was primarily due to the decrease in operating income. Net income for the nine months ended September 30, 2019 was $176 thousand compared to $797 thousand for the same period of the prior year. The decrease in net income was primarily due to the decrease in operating income.

Liquidity and Capital Resources

The Company’s cash balance decreased to $5.5 million at September 30, 2019 from $6.7 million at December 31, 2018. The cash balances decreased as a result of $0.1 million net cash used in operating activities, $0.3 million net cash used in investing activities and $0.8 cash used in financing activities.

Net cash used in operating activities of $0.1 million was primarily the result of increases in accounts receivable and decreases in lease liabilities and accounts payable and accrued liabilities, partially offset by a decrease in right of use assets. The $0.3 million of cash used in investing activities was attributable to purchases of property and equipment, including software, office furniture, and computer equipment. The $0.8 million of cash used in financing activities was attributable to principal payments on the Company’s term loan, purchases of treasury stock, and payments on finance leases.

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

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of September 30, 2019, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.6 million.

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

On July 16, 2018, the Company amended its Credit Agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the previous term loan.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of September 30, 2019, a total of $2.2 million was outstanding on the two term loans.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

The Company annually assesses whether the carrying value of its intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No asset impairment charges were incurred during the nine months ended September 30, 2019 or September 30, 2018.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of September 30, 2019, the Company believes that its deferred tax assets are more likely than not to be realized. In addition, the Company continuously evaluates its tax contingencies.

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

On May 1, 2019, the Plaintiffs in the Shanklin Litigation (except Raske) and the Pressley Litigation filed motions for class certification on their contract claims and the remaining New York Labor Law Claims. On July 12, 2019, Wilhelmina filed its opposition to the motions for class certification and filed a cross-motion for summary judgment against Shanklin, Vretman, Palomares, Trotter and Little, and a motion for summary judgment against Raske.  Wilhelmina’s reply papers in further support of its summary judgment motions were filed on October 23, 2019, and the class certification and summary judgment motions will next be fully briefed.  The Court has scheduled a hearing on all of the motions for December 4, 2019.

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

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The following table furnishes information for purchases made pursuant to the stock repurchase program during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1-31, 2019	3,845	$6.03	1,296,465	203,535
August 1-31, 2019	-	$-	1,296,465	203,535
September 1-30, 2019	5,452	$5.73	1,301,917	198,083
Total	9,297	$5.85

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The Company’s revolving line of credit with Amegy Bank expired by its terms on October 24, 2019. On November 6, 2019, the Company and Amegy Bank executed a Twelfth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note (the “Twelfth Amendment”) which extended the revolving line of credit for three years until October 24, 2022. The Twelfth Amendment also increased the Company’s minimum net worth requirement from $20.0 million to $22.0 million and eliminated the requirement to provide annual tax returns.

The foregoing description of the Twelfth Amendment is qualified in its entirety by reference to the definitive agreement filed as an exhibit hereto and incorporated herein by this reference.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).
10.1	Twelfth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated as of October 24, 2019, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank, and the guarantors signatory thereto.*
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 12, 2019	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)