Form 10-K
period 2019-12-31
Wilhelmina International, Inc.
filed 2020-03-30
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11.2 million.

As of March 30, 2020, the registrant had 5,157,344 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2019

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

Organization and Operating Divisions

The Company acquired the predecessor companies constituting its current primary business in 2008. The Company conducts its business through operating divisions and subsidiaries engaged in fashion model management and other complementary businesses. These business activities are focused on the following key areas:

•	Fashion model and social media influencer management
•	Hair & make-up artist representation
•	Celebrity management
•	Licensing and branding associations
•	Content creation, production, and casting

Fashion Model and Social Media Influencer Management

Wilhelmina is focused on providing fashion modeling talent and social media influencer services to clients such as advertising agencies, branded consumer goods companies, fashion designers, Internet sites, retailers, department stores, product catalogs and magazine publications.

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

Clients pay for talent to appear in photo shoots for Internet sites, magazine features, print advertising, direct mail marketing, and product catalogs, as well as to appear in runway shows to present new designer collections, fit modeling, and on-location presentations and events.  In addition, talent may also appear in film and television commercials. Wilhelmina develops and diversifies its talent portfolio through a combination of ongoing local, regional and international scouting and talent-search efforts to source new talent, as well as cooperating with other agencies that represent talent.

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

The Aperture division operates in New York and Los Angeles, and offers models, social media influencers, and actors representation for commercials, film, and television.

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

Content Creation, Production & Casting

The Wilhelmina Studio division offered services relating to content creation, production, casting, and influencer programming. On October 31, 2019, the Wilhelmina Studio division was closed and ceased operations.

Competition

The fashion model/talent management business is highly competitive. New York City, Los Angeles, and Miami, as well as London, Paris, and Milan, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City. Wilhelmina’s principal competitors include other large fashion model management businesses in the U.S., including IMG Models, Elite Model Management, Ford Models, Inc., DNA Model Management, NEXT Model Management, The Lions Model Management, Women 360 Management, and New York Model Management. However, Wilhelmina is the only publicly-owned fashion talent management company in the world.

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

Clients and Customers

As of December 31, 2019, Wilhelmina represented a roster of approximately 2,100 active models and talent. Wilhelmina’s active models include Karolína Kurková, Bianca Balti, Francisco Henriques, Carla Piera, Alva Clair, Cyrielle Lalande, Mitchell Slaggert, Elizabeth Erm, Elza Matiz, Anne de Paula, Erik Van Gils, Parker Gregory, Malik Lindo, Malcolm Jackson, Wallette Watson, Oumar Diouf, Marianna Dantec, Haejin Lee, Hilda Halilovic, Eli Cruz, Kailand Morris, Riley Harper, Isabela Grutman, Lauren Auerbach, Davidson Obennebo, Mikkel Jensen, Armando Cabral, Lola Hedrickx, Vanessa Cruz, Rayla Guimaraes Jacunda, Tommy Hackett, Nadia Lee Cohen, Nayara Oliviera, Fernando Lindez, Dachuan Jin, Thais Borges, Gracie Phillips, Ludwig Wilsdorff, Claudio Montiero, and Nathan Owens. Wilhelmina’s celebrity talent includes Machine Gun Kelly, Jordan Sparks, 5 Seconds of Summer, Kacy Hill, and Stephen Puth.

Wilhelmina serves approximately 3,400 external clients. Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 3% of overall gross revenues. The top 100 clients of Wilhelmina together accounted for approximately 47% of overall gross revenues during 2019.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool, client roster and its diversification across various talent management segments, together with its geographical reach should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina believes it competed successfully in 2019.

With total advertising expenditures on major media (television, Internet, outdoor, cinema, magazines, and newspapers) of approximately $200 billion in recent years, North America is the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

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

EMPLOYEES

As of December 31, 2019, the Company had 114 employees, 70 of whom were located in New York City, six of whom were located at Wilhelmina’s Miami office, four of whom were located at Wilhelmina’s Chicago office, 18 of whom were located at Wilhelmina’s Los Angeles office, 14 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for New York-based operations – New York, NY	12,671	February 28, 2021
Office for California-based operations – Los Angeles, CA	3,605	July 31, 2021
Office for Florida-based operations – Miami, FL	2,100	March 31, 2021
Office for London-based operations – London, UK	995	July 19, 2023
Office for Illinois-based operations – Chicago, IL	1,800	June, 30 2021
Model apartment – London, UK	1,400	October 28, 2020
Four model apartments – New York, NY	6,800	2020
Two model apartments – Miami, FL	2,000	2021

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

On May 1, 2019, the Plaintiffs in the Shanklin Litigation (except Raske) and the Pressley Litigation filed motions for class certification on their contract claims and the remaining New York Labor Law Claims. On July 12, 2019, Wilhelmina filed its opposition to the motions for class certification and filed a cross-motion for summary judgment against Shanklin, Vretman, Palomares, Trotter and Little, and a motion for summary judgment against Raske.  Wilhelmina’s reply papers in further support of its summary judgment motions were filed on October 23, 2019. The motions for class certification and summary judgement were argued on December 4, 2019, and the parties are awaiting decision.

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

Market Information

The Company’s $0.01 par value common stock has traded on the Nasdaq Capital Market under the symbol “WHLM” since September, 2014. Previously, the common stock was quoted in the over-the-counter market on the OTC Bulletin Board.

The following table shows the high and low sales prices of the common stock for each calendar quarter of 2018 and 2019.

	High	Low
Year Ended December 31, 2018:
1st Quarter	$7.54	$5.58
2nd Quarter	$7.50	$5.40
3rd Quarter	$7.00	$4.90
4th Quarter	$6.93	$5.03

Year Ended December 31, 2019:
1st Quarter	$6.20	$5.05
2nd Quarter	$6.84	$4.68
3rd Quarter	$6.20	$4.82
4th Quarter	$5.54	$3.00

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	460,000	$7.34	340,000
Equity compensation plans not approved by security holders	-	-	-
Total	460,000	$7.34	340,000

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Issuer Repurchases

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The following table furnishes information for purchases made pursuant to the stock repurchase program during the fourth quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2019	-	-	1,301,917	198,083
November 1-30, 2019	-	-	1,301,917	198,083
December 1-31, 2019	7,944	3.93	1,309,861	190,139
Total	7,944	$3.93

Shareholders

As of March 30, 2020 there were 5,157,344 shares of the Company’s common stock outstanding held by 439 holders of record.

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

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2019 and 2018. This section should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

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

Analysis of Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

(in thousands)	2019	2018	% Change 2019 vs 2018
Service revenues	75,452	77,791	(3.0%)
License fees and other income	52	60	(13.3%)
TOTAL REVENUES	75,504	77,851	(3.0%)
Model costs	54,249	55,600	(2.4%)
REVENUES NET OF MODEL COSTS	21,255	22,251	(4.5%)
GROSS PROFIT MARGIN	28.2%	28.6%
Salaries and service costs	13,944	14,015	(0.5%)
Office and general expenses	4,408	4,748	(7.2%)
Amortization and depreciation	1,192	990	20.4%
Goodwill impairment	4,845	-	*
Corporate overhead	1,038	1,125	(7.7%)
OPERATING (LOSS) INCOME	(4,172)	1,373	*
OPERATING MARGIN	(5.5%)	1.8%
Foreign exchange loss	(97)	(83)	16.9%
Interest expense	(117)	(101)	15.8%
(LOSS) INCOME BEFORE INCOME TAXES	(4,386)	1,189	*
Current income tax expense	(306)	(224)	36.6%
Deferred tax expense	(94)	(109)	(13.8%)
Effective tax rate	(9.1%)	28.0%
NET (LOSS) INCOME	(4,786)	856	*
* Not meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The 3.0% decrease in total service revenues for the year ended December 31, 2019 when compared to the year ended December 31, 2018 was primarily due to decreases in core model bookings and in bookings in the Wilhelmina Studio division, partially offset by an increase in bookings in the Aperture division.

License Fees and Other Income

License fees and other income include management and administrative services from an unconsolidated affiliate and franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased 13.3% for the year ended December 31, 2019, when compared to the year ended December 31, 2018, primarily due to the timing of payments received from existing affiliates.

Gross Profit Margin

Gross profit margins decreased by 40 basis points for the year ended December 31, 2019, when compared to the year ended December 31, 2018, primarily due to a change in board revenue mix and an increase in revenue from the Aperture division, which is lower margin than traditional core model bookings.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E costs required to deliver the Company’s services to its clients and talent. The 0.5% decrease in salaries and service costs during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a reduction in share-based payment expense in 2019.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  During the year ended December 31, 2019, office and general expenses decreased 7.2% when compared to the year ended December 31, 2018, primarily due to reduced rent expense, bad debt expenses, and office expenses, as well as the reclassification of certain lease payments as amortization expense under the new lease accounting rules.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and intangibles. Amortization and depreciation expense increased by 20.4% for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to new equipment being placed in service during 2019, which will be depreciated going forward, and certain lease payments previously included within office and general expenses which are now classified as amortization under the new lease accounting rules. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $0.4 million in 2019 and 2018.

Goodwill Impairment

As of December 31, 2019, it was determined that there was a triggering event, primarily caused by a sustained decrease in our stock price. The goodwill impairment test indicated that the carrying value exceeded the estimated fair value and resulted in an impairment charge of $4.8 million.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent, travel, and other public company costs. Corporate overhead decreased by 7.7% for the year ended December 31, 2019, when compared to the year ended December 31, 2018, primarily due to lower travel and securities compliance costs.

Operating Income and Operating Margin

Operating income decreased $5.6 million to a loss of $4.2 million for the year ended December 31, 2019, compared to income of $1.4 million for the year ended December 31, 2018. As a result, operating margin decreased to negative 5.5% for the year ended December 31, 2019, compared to positive 1.8% for the year ended December 31, 2018. In both cases, the decline was primarily the result of decreased revenue net of model costs and goodwill impairment, partially offset by lower operating expenses.

Foreign Currency Loss

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period.  For the year ended December 31, 2019, the Company realized a loss on foreign currency of $97 thousand as compared to a loss of $83 thousand for the year ended December 31, 2018. The loss for the years ended December 31, 2019 and December 31, 2018, were primarily due to exchange rate fluctuations in the British Pound and the Euro.

Interest Expense

Interest expense for the years ended December 31, 2019 and December 31, 2018 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Income before Income Taxes

Income before income taxes decreased $5.6 million to a loss of $4.4 million for the year ended December 31, 2019, compared to income of $1.2 million for the year ended December 31, 2018, primarily due to the decrease in operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. Current income taxes increased in 2019 despite lower pretax income primarily due to an increase in foreign taxes in the United Kingdom related to our London office that are not deductible from U.S. federal taxes. The Company recognized a $0.3 million valuation allowance on deferred tax assets related to stock options held by the Company’s former Chief Executive Officer, which were forfeited in connection with the effectiveness of his resignation on January 26, 2020, offset by a $0.3 million deferred tax benefit related to goodwill impairment. As of December 31, 2019, the Company had federal income tax loss carryforwards of $0.5 million.

Net Income

The Company had a net loss of $4.8 million for the year ended December 31, 2019, compared to net income of $0.9 million for the year ended December 31, 2018, primarily due to the decrease in operating income and the increase in income tax expense.

Liquidity and Capital Resources

The Company’s cash balance increased to $7.0 million at December 31, 2019 from $6.7 million at December 31, 2018. The cash balance increased primarily as a result of $1.5 million net cash provided by operating activities and $0.1 million foreign currency effect on cash flow, partially offset by $0.4 million cash used in investing activities, and $1.0 million cash used in financing activities.

After accounting for the impact on net loss of the non-cash goodwill impairment charge, cash provided by operating activities of $1.5 million was primarily the result of decreases in accounts receivable and right of use assets, partially offset by decreases in amounts due to models and accounts payable and accrued liabilities. The $0.4 million cash used in investing activities was attributable to purchases of property and equipment, including software, office furniture, and computer equipment. The $1.0 million of cash used in financing activities was attributable to purchase of treasury stock, principal payments on the Company’s term loan, and payments on finance leases.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts and servicing its term loan. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. Based on 2020 budgeted and year-to-date cash flow information, management believes that the Company has sufficient liquidity to meet its projected operational expenses and capital expenditure requirements for the next twelve months.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $22.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2019, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.4 million. The revolving line of credit presently expires October 24, 2022.

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

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and was payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the previous term loan.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of December 31, 2019, a total of $2.0 million was outstanding on the two term loans.

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

Effect of Inflation

Inflation has not been a material factor affecting the Company’s business. General operating expenses, such as salaries, employee benefits, insurance and occupancy costs, are subject to normal inflationary pressures.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting practices in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.

The following items require significant estimation or judgement. For additional information about our accounting policies, refer to “Note 2, Summary of Significant Accounting Policies” in the audited financial statements included herewith.

Revenue Recognition

On January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.

Our revenues are derived primarily from fashion model and artist bookings, and representation of social media influencers and actors for commercials, film, and television. Our performance obligations are primarily satisfied at a point in time when the talent has completed the contractual requirements.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The performance obligations for most of the Company’s core modeling bookings are satisfied on the day of the event, and the “day rate” total fee is agreed in advance when the customer books the model for a particular date. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the estimated relative standalone selling price.

Model Costs

Model costs include amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography. Costs are accrued in the period in which the event takes place consistent with when the revenue is recognized. The Company typically enters into contractual agreements with models under which the Company is obligated to pay talent upon collection of fees from the customer.

Stock Based Compensation

Stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized on a straight line basis as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures and expected dividends.

Income Taxes

We are subject to income taxes in the United States, the United Kingdom, and numerous local jurisdictions.

Deferred tax assets are recognized for unused tax losses, unused tax credits, and deductible temporary differences to the extent that it is probable that future taxable profits will be available, against which they can be used. Unused tax loss carry-forwards are reviewed at each reporting date and have not been recorded when we believe we will not generate future taxable income to utilize the loss carry-forwards.

In determining the amount of current and deferred income tax, we take into account whether additional taxes, interest, or penalties may be due. Although we believe that we have adequately reserved for our income taxes, we can provide no assurance that the final tax outcome will not be materially different. To the extent that the final tax outcome is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

Goodwill and Intangible Asset Impairment Testing

The Company performs impairment testing at least annually and more frequently if events and circumstances indicate that the asset might be impaired.

An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The goodwill impairment analysis is a two-step process: first, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If the Company determines that the estimated fair value of the reporting unit is less than its carrying value, the Company moves to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill.

Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends, an assessment of whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of any such impact.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, due to the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 due to a material weakness relating to our annual goodwill impairment testing. In connection with the subsequent preparation of our consolidated financial statements, our management and the audit committee of our board of directors determined that our annual goodwill impairment testing should be modified to place increased reliance on the Level 1 input of the Company’s market capitalization and decrease reliance on Level 2 and Level 3 inputs. The change resulted in recording a $4.8 million goodwill impairment charge on our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and a decrease in goodwill of $4.8 million on our Consolidated Balance Sheet.

Management believes that the increased reliance on Level 1 inputs substantially improves our internal control over financial reporting. We intend to evaluate the need for any additional remedial measures in response to this material weakness.

ITEM 9B.	OTHER INFORMATION

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, the Company has temporarily closed some offices and has seen a reduction in customer bookings, resulting in a negative impact to Company revenue and earnings. In addition to reduced revenue, business operations could be adversely affected by potential reductions in productivity, delays or limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to photography locations, or supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations in time for photoshoots. While this disruption is currently expected to be temporary, there is uncertainty around the duration. The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. As a result, the Company is currently evaluating and executing strategies to curtail expenses.

On March, 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with ZB, N.A. dba Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the old minimum net worth covenant as of December 31, 2019.

The foregoing description of the Thirteenth Amendment Note is qualified in its entirety by reference to the definitive agreement filed as an exhibit hereto and incorporated herein by this reference.

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

2.	Financial Statement Schedules:

The information required by this item is not applicable.

3.	Exhibits:

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).

3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).

4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).

10.1	Mutual Support Agreement, dated August 25, 2008, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference fromAnnex D to the Proxy Statement on Schedule 14A filed December 22, 2008).

10.2	First Amendment to Mutual Support Agreement, dated October 18, 2010, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 21, 2010).

10.3	Credit Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 5, 2011).

10.4	Promissory Note, dated as of April 20, 2011, by and between Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed May 5, 2011).

10.5	Pledge and Security Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed May 5, 2011).

10.6	Guaranty, dated as of April 20, 2011, by the guarantor signatories thereto for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.4 to Form 8-K filed May 5, 2011).

10.7	First Amendment to Credit Agreement, dated January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed January 19, 2012).

10.8	Amended and Restated Line of Credit Promissory Note, dated as of January 1, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed January 19, 2012).

10.9	First Amendment to Pledge and Security Agreement, dated as of January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed January 19, 2012).

10.10	Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2012).

10.11	Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2012).

10.12	Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed October 30, 2012).

10.13	Third Amendment to Pledge and Security Agreement, dated as of July 31, 2014, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.30 to Form 10-K filed March 27, 2015).

10.14	Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.32 to Form 10-Q filed November 16, 2015).

10.15	Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.33 to Form 10-Q filed November 16, 2015).

10.16	Term Loan Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.34 to Form 10-Q filed November 16, 2015).

10.17	Third Amendment to Pledge and Security Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.35 to Form 10-Q filed November 16, 2015).

10.18	Fifth Amendment to Credit Agreement dated May 13, 2016, by and among Wilhelmina International, Inc., Amegy Bank National Association and the guarantors signatory thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 17, 2016).

10.19	Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note dated November 9, 2016, between Wilhelmina International, Inc. and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 14, 2016).

10.20	Seventh Amendment to Credit Agreement dated May 4, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 8, 2017).

10.21	Eighth Amendment to Credit Agreement and Waiver dated August 1, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 4, 2017).

10.22	Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit Note dated October 24, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 9, 2017).

10.23	Tenth Amendment to Credit Agreement dated July 12, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2018).

10.24	Promissory Note dated July 12, 2018, by and between Wilhelmina International, Inc. and ZB, N.A. dba Amegy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 17, 2018).

10.25	Eleventh Amendment to Credit Agreement and Third Amendment to Line of Credit Note dated October 24, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 9, 2018).

10.26	Twelfth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated October 24, 2019, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2019).

10.27	Thirteenth Amendment to Credit Agreement dated March 26, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (filed herewith)

*10.28	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).

*10.29	Form of Stock Option Grant Agreement (incorporated by reference from Exhibit 10.21 to Form 10-K filed March 23, 2017).

*10.30	Employment Agreement, dated as of January 26, 2016, by and between Wilhelmina International, Inc. and William Wackermann (incorporated by reference from Exhibit 10.1 to the Form 8-K filed February 1, 2016).

*10.31	Amended and Restated Employment Agreement dated June 29, 2016, between Wilhelmina International, Inc. and William J. Wackermann (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 30, 2016).

*10.32	Letter agreement dated April 4, 2016 between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Includes compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 30, 2020	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2020.

/s/ Mark E. Schwarz	Director and
Mark E. Schwarz	Executive Chairman
(Principal Executive Officer)

/s/ James A. McCarthy	Chief Financial Officer
James A. McCarthy	(Principal Financial Officer)

/s/ Clinton J. Coleman	Director
Clinton J. Coleman

/s/ James A. Dvorak	Director
James A. Dvorak

/s/ Horst-Dieter Esch	Director
Horst-Dieter Esch

/s/ Mark E. Pape	Director
Mark E. Pape

/s/ James C. Roddey	Director
James C. Roddey

/s/ Jeffrey R. Utz	Director
Jeffrey R. Utz

WILHELMINA INTERNATOINAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Wilhelmina International, Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2012

Baker Tilly Virchow Krause, LLP

Plano, Texas

March 30, 2020

Baker Tilly Virchow Krause, LLP trading as Baker Tilly is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities. © 2018 Baker Tilly Virchow Krause, LLP

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2019 and 2018

(In thousands, except share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,993	$6,748
Accounts receivable, net of allowance for doubtful accounts of $1,423 and $1,791, respectively	9,441	11,901
Prepaid expenses and other current assets	243	197
Total current assets	16,677	18,846

Property and equipment, net of accumulated depreciation of $4,300 and $3,264, respectively	1,925	2,567
Right of use assets-operating	1,261	-
Right of use assets-finance	316	-
Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,737 and $8,684 respectively	-	53
Goodwill	8,347	13,192
Other assets	115	114

TOTAL ASSETS	$37,108	$43,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,815	$5,071
Due to models	7,495	8,809
Lease liabilities – operating, current	1,055	-
Lease liabilities – finance, current	94	-
Term loan - current	1,257	623
Total current liabilities	13,716	14,503

Long term liabilities:
Deferred income taxes, net	725	631
Lease liabilities – operating, non-current	328	-
Lease liabilities – finance, non-current	225	-
Term loan - non-current	743	2,000
Total long-term liabilities	2,021	2,631

Total liabilities	15,737	17,134

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at December 31, 2019 and December 31, 2018	65	65
Treasury stock, 1,309,861 and 1,264,154 at December 31, 2019 and December 31, 2018, at cost	(6,352)	(6,093)
Additional paid-in capital	88,471	88,255
Accumulated deficit	(60,815)	(56,029)
Accumulated other comprehensive income (loss)	2	(93)
Total shareholders’ equity	21,371	26,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,108	$43,239

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2019 and 2018

(In thousands, except per share data)

	2019	2018
Revenues:
Service revenues	$75,452	$77,791
License fees and other income	52	60
Total revenues	75,504	77,851

Model costs	54,249	55,600

Revenues net of model costs	21,254	22,251

Operating expenses:
Salaries and service costs	13,944	14,015
Office and general expenses	4,408	4,748
Amortization and depreciation	1,192	990
Goodwill impairment	4,845	-
Corporate overhead	1,038	1,125
Total operating expenses	25,427	20,878
Operating (loss) income	(4,172)	1,373

Other expense:
Foreign exchange loss	97	83
Interest expense	117	101
Total other expense	214	184

(Loss) income before provision for income taxes	(4,386)	1,189

Provision for income taxes:
Current	(306)	(224)
Deferred	(94)	(109)
Income tax expense	(400)	(333)

Net (loss) income	$(4,786)	$856

Other comprehensive income (loss):
Foreign currency translation benefit (expense)	95	(97)
Total comprehensive (loss) income	$(4,691)	$759

Basic net (loss) income per common share	$(0.92)	$0.16
Diluted net (loss) income per common share	$(0.92)	$0.16

Weighted average common shares outstanding-basic	5,184	5,328
Weighted average common shares outstanding-diluted	5,184	5,328

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2017	6,472	$65	(1,090)	$(4,893)	$87,892	$(56,885)	$4	$26,183
Share based payment expense	-	-	-	-	363	-	-	363
Net income	-	-	-	-	-	856	-	856
Purchases of treasury stock	-	-	(174)	(1,200)	-	-	-	(1,200)
Foreign currency translation	-	-	-	-	-	-	(97)	(97)
Balances at December 31, 2018	6,472	$65	(1,264)	$(6,093)	$88,255	$(56,029)	$(93)	$26,105
Share based payment expense	-	-	-	-	216	-	-	216
Net loss	-	-	-	-	-	(4,786)	-	(4,786)
Purchases of treasury stock	-	-	(46)	(259)	-	-	-	(259)
Foreign currency translation	-	-	-	-	-	-	95	95
Balances at December 31, 2019	6,472	$65	(1,310)	$(6,352)	$88,471	$(60,815)	$2	$21,371

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

(In thousands)

	2019	2018
Cash flows from operating activities:
Net (loss) income:	$(4,786)	$856
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	1,192	990
Goodwill impairment	4,845	-
Share based payment expense	216	363
Deferred income taxes	94	110
Bad debt expense	11	58
Changes in operating assets and liabilities:
Accounts receivable	2,449	1,668
Prepaid expenses and other current assets	(46)	(17)
Right of use assets-operating	1,143	-
Other assets	(1)	23
Due to models	(1,314)	(1,381)
Lease liabilities-operating	(1,219)	-
Accounts payable and accrued liabilities	(1,047)	1,086
Net cash provided by operating activities	1,537	3,756

Cash flows from investing activities:
Purchases of property and equipment	(394)	(443)
Net cash used in investing activities	(394)	(443)

Cash flows from financing activities:
Purchases of treasury stock	(259)	(1,200)
Payments on finance leases	(111)	-
Proceeds from term loan	-	1,000
Payments on term loan	(623)	(524)
Net cash used in financing activities	(993)	(724)

Foreign currency effect on cash flows:	95	(97)

Net change in cash and cash equivalents:	245	2,492
Cash and cash equivalents, beginning of period	6,748	4,256
Cash and cash equivalents, end of period	$6,993	$6,748

Supplemental disclosures of cash flow information:
Cash paid for interest	$114	$99
Cash paid for income taxes	$5	$44

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

Revenue Recognition

The Company has adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.

The new revenue standard became effective for the Company on January 1, 2018 and was adopted using the modified retrospective method. The adoption of the new revenue standard as of January 1, 2018 did not change the Company’s revenue recognition as its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any material accounting changes that impacted the amount of reported revenues, no adjustment to retained earnings was required upon adoption.

The Company adopted the standard to contracts that were not completed at the date of initial application (January 1, 2018).

Under the new revenue standard, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Service Revenues

Our service revenues are derived primarily from fashion model and artist bookings, and representation of social media influencers and actors for commercials, film, and television. Revenues from services are recognized and related model costs are accrued when the customer obtains control of the Company’s product, which occurs at a point in time, typically when the talent has completed the contractual requirement. The Company expenses incremental costs of obtaining a contract as and when incurred because the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. Our performance obligations are primarily satisfied at a point in time when the talent has completed the contractual requirements.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The performance obligations for most of the Company’s core modeling bookings are satisfied on the day of the event, and the “day rate” total fee is agreed in advance, when the customer books the model for a particular date. For contracts with multiple performance obligations (which are typically all satisfied within 1 to 3 days), we allocate the contract’s transaction price to each performance obligation based on the estimated relative standalone selling price.

When reporting service revenue gross as a principal versus net as an agent, the Company assesses whether the Company, the model or the talent is the primary obligor. The Company evaluates the terms of its model, talent and client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in model or talent selection and credit risk the Company undertakes. The Company operates broadly as a modeling agency and in those relationships with models and talents where the key indicators suggest the Company acts as a principal, the Company records the gross amount billed to the client as revenue, when the revenues are earned and collectability is probable, and the related costs incurred to the model or talent as model or talent cost. In other model and talent relationships, where the Company believes the key indicators suggest the Company acts as an agent on behalf of the model or talent, the Company records revenue, when the revenues are earned and collectability is probable, net of pass-through model or talent cost.

License Fees

License fees, in connection with the licensing of the “Wilhelmina” name, are collected on a monthly or quarterly basis under the terms of Wilhelmina’s agreements with licensees. The Company recognizes revenue relating to license fees where payment is deemed to be probable, over the license period.

Contract Assets

Contract assets, which primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date are included within accounts receivable and approximated $2.1 million and $1.5 million at December 31, 2019 and 2018, respectively.

Advances to Models

Advances to models for the cost of initial portfolios and other out-of-pocket costs, which are reimbursable only from collections from the Company’s clients as a result of future work, are expensed to model costs as incurred. Due to the inherent uncertainty of future work for any individual model, any recoupment of such costs are credited to model costs in the period received.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for doubtful accounts, useful lives for depreciation and amortization, income taxes, the assumptions used for stock-based compensation, and impairments of goodwill and long-lived assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the allowance. At December 31, 2019, the Company had an allowance of $1.4 million, and recorded an $11 thousand bad debt charge to earnings. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  The Company generally does not require collateral.

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, and London. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At December 31, 2019, the Company had cash balances in excess of FDIC insurance coverage of approximately $4.3 million. Balances in London accounts are covered by Financial Services Compensation Scheme (“FSCS”) limits of £75 thousand or approximately $0.1 million per institution. At December 31, 2019, the Company had cash balances in excess of FSCS coverage of approximately $2.3 million. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance. If after performing this assessment, the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company performs the quantitative test.

Under the quantitative test, a goodwill impairment is identified by comparing the fair value to the carrying amount, including goodwill. If the carrying amount exceeds the fair value, goodwill is considered impaired and an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

Due to Models

Due to models represents the liability for amounts owed to talent for jobs that have taken place, but where the model or talent fee has not yet been paid, typically due to the Company awaiting receipt of payment from the customer. The due to model liabilities are accrued in the period in which the event takes place consistent with when the revenue is recognized. The Company’s contractual agreements with models typically condition payment to talent upon the collection of fees from the customer.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2019 approximated $35 thousand, relatively consistent with $33 thousand of advertising expense for the year ended December 31, 2018.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company continually assesses the need for a tax valuation allowance based on all available information. As of December 31, 2019, the Company maintained a $0.3 million valuation allowance against its deferred tax assets relating to stock options held by the Company’s former Chief Executive Officer, which were forfeited in connection with the effectiveness of his resignation on January 26, 2020. In December 2019, the Company recorded a $0.3 million deferred income tax benefit related to the $4.8 million goodwill impairment charge.

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved. Federal tax returns for tax years 2016 through 2018 remained open for examination as of December 31, 2019.

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

Recent Accounting Pronouncements

ASU 2016-02, Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right of use (“ROU”) assets and lease liabilities for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard was effective for the Company beginning January 1, 2019. Wilhelmina has elected the optional transition approach to not apply the new lease standard in the comparative periods presented and also elected to not recognize short-term leases of 12 months or less on the balance sheet. Adoption of the standard resulted in the recognition of ROU assets of $2.6 million and lease liabilities of $2.8 million at January 1, 2019, primarily from recognition of ROU assets and lease liabilities related to our office space and model apartment leases. The adoption of the new standard did not have a material impact on the consolidated statement of income and stockholder’s equity.

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” In June 2016, the FASB issued guidance which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption on the Company’s consolidated financial statements.

ASU No. 2017-03 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” In January 2017, the FASB issued ASU 2017-03, effective for periods beginning after December 15, 2019, with an election to adopt early. The ASU requires only a one-step qualitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.

ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” In November 2018, the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption on the Company’s consolidated financial statements.

Note 3.  Debt

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $22.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2019, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.4 million. The revolving line of credit presently expires October 24, 2022.

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

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and was payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. The amendment also revised the calculation of the fixed charge coverage ratio for the three quarters following the maturity date of the previous term loan.

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of December 31, 2019, a total of $2.0 million was outstanding on the two term loans.

As of December 31, 2019, future maturities of long term debt were as follows (in thousands):

2020	$1,257
2021	194
2022	204
2023	345
Total	2,000

Note 4.  Property and Equipment

Property and equipment at December 31, 2019 and 2018 was comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Furniture and fixtures	$1,488	$1,480
Software and software development costs	2,944	2,944
Computer and equipment	829	445
Leasehold improvements	964	962
Total	6,225	5,831
Less: Accumulated depreciation	(4,300)	(3,264)
Property and equipment, net	$1,925	$2,567

For the years ended December 31, 2019 and 2018, depreciation expense totaled $1.0 million and $0.9 million, respectively. Depreciation expense increased primarily due to new assets being placed into service in 2018 and 2019.

Note 5.   Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment. These operating leases expire at various dates through 2024. In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreement. The Company also leases certain corporate office space from an affiliate.

During  2019, $0.1 million of lease payments historically included as rent expense within office and general expenses were classified as amortization expense, and included within cash used in financing activities on the Company’s statement of cash flows. At December 31, 2019, the weighted-average remaining lease term was 1.3 years for operating leases and 4.1 years for finance type leases. At December 31, 2019, the weighted average discount rate was 4.7% for operating leases and 5.1% for finance type leases.

The following table presents additional information regarding Wilhelmina’s financing and operating leases for the year ended December 31, 2019 (in thousands):

Year ended December 31, 2019
Finance lease expense
Amortization of ROU assets	$102
Interest on lease liabilities	8
Operating lease expense	1,159
Short term lease expense	273
Cash paid for amounts included in the measurement of lease liabilities for finance leases
Financing cash flows	113
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	1,236
ROU assets obtained in exchange for lease liabilities
Finance leases	452
Operating leases	2,404

As of December 31, 2019, future maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
2020	$1,135	$109
2021	369	86
2022	-	55
2023	-	55
2024	-	50
Total	1,504	355
Less: Present value discount	(121)	(36)
Lease liability	$1,383	$319

The following table summarizes future minimum payments under the current lease agreements:

Years Ending December 31	Amount (in thousands)
2020	$1,365
2021	410
2022	50
2023	50
2024	50
Total	$1,925

Rent expense totaled approximately $1.5 million and $1.9 million for the years ended December 31, 2019 and 2018 respectively.

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

On May 1, 2019, the Plaintiffs in the Shanklin Litigation (except Raske) and the Pressley Litigation filed motions for class certification on their contract claims and the remaining New York Labor Law Claims. On July 12, 2019, Wilhelmina filed its opposition to the motions for class certification and filed a cross-motion for summary judgment against Shanklin, Vretman, Palomares, Trotter and Little, and a motion for summary judgment against Raske.  Wilhelmina’s reply papers in further support of its summary judgment motions were filed on October 23, 2019. The motions for class certification and summary judgement were argued on December 4, 2019, and the parties are awaiting decision.

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

Note 7.  Income Taxes

The following table summarizes the income tax (expense) benefit for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Current:
Federal	$-	$-
State	(30)	(26)
Foreign	(276)	(198)
Current Total	(306)	(224)
Deferred:
Federal	(36)	(153)
State	(58)	44
Foreign	-	-
Deferred Total	(94)	(109)
Total	$(400)	$(333)

The income tax expense differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The following table shows the reasons for these differences (in thousands):

	2019	2018
Computed income tax benefit (expense) at statutory rate	$944	$(228)
Increase in taxes resulting from:
Permanent and other deductions, net	(782)	(34)
Global intangible low-taxed income	(200)	(149)
Foreign income taxes	-	55
State income taxes, net of federal benefit	(9)	26
Deferred tax effects	(13)	(3)
Valuation allowance – forfeiture of stock options	(340)	-
Total income tax expense	$(400)	$(333)

A tax provision of $0.4 million was recorded in 2019. The provision was primarily due to the $0.3 million valuation allowance on deferred tax assets related to stock options held by the Company’s former Chief Executive Officer, which were forfeited in connection with the effectiveness of his resignation on January 26, 2020 and foreign taxes in the United Kingdom related to our London office that are not deductible from U.S. federal taxes. A $3.5 million permanent tax difference arose from the $4.8 million goodwill impairment recorded in 2019. Therefore, the impairment charge resulted in only a $0.3 million income tax benefit.

A tax provision of $0.3 million was recorded in 2018. The expense was primarily due to income before provision for income taxes and foreign taxes in the United Kingdom related to our London office that are not deductible from U.S. federal taxes.

The following table shows the tax effect of significant temporary differences, which comprise the deferred tax asset and liability (in thousands):

	2019	2018
Deferred tax asset:
Net operating loss carryforward	$103	$114
Foreign tax credits	483	483
Accrued expenses	580	649
Allowance for doubtful accounts	85	144
Stock-based compensation	384	336
Other intangible assets	36	45
Interest expense limitation	11	-
Less: Valuation allowance - forfeiture of stock options	(340)	-
Total deferred income tax asset	1,342	1,771
Deferred tax liability:
Property and equipment	(393)	(545)
Intangible assets-brand name	(1,079)	(1,079)
Goodwill	(257)	(497)
Other intangible assets	(338)	(281)
Total deferred income tax liability	(2,067)	(2,402)
Net deferred tax liability	$(725)	$(631)

The presentation of net deferred tax assets and liabilities for each jurisdiction are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more likely than not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income, and taxable income in prior carryback years.

At December 31, 2019 and December 31, 2018, the Company has $0.5 million of federal net operating loss carryforwards, which expire in 2037. Additionally, the Company has $0.5 million of U.S. federal foreign tax credit carryforwards, which expire between 2023 and 2029.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2019 and December 31, 2018, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and base erosion tax, respectively.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to treat any potential GILTI inclusions as a period cost.

Note 8.  Treasury Stock

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock, which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion.

From 2012 through December 31, 2019, the Company repurchased an aggregate of 1,309,861 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the year ended December 31, 2019, 45,707 shares were repurchased at an average price of $5.66 per share. The repurchase of an additional 190,139 shares is presently authorized under the stock repurchase program.

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

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30 thousand for each of the years ended December 31, 2019 and 2018. The Company did not owe NCM any amounts under the services agreement as of December 31, 2019.

Note 10.  Stock Options and Stock Purchase Warrants

During 2015, shareholders of the Company approved the 2015 Incentive Plan which authorized the issuance of up to an additional 500,000 shares of the common stock pursuant to stock options, restricted stock, stock appreciation rights and other equity incentives awarded to directors, officers, consultants, advisors and employees of the Company. Stock option awards under the 2015 Incentive Plan are granted at the market value of the common stock on the date of grant, have vesting periods of five years, and expire to the extent unexercised after ten years.

Under the 2015 Incentive Plan, no stock option awards were granted during 2019 or 2018. No stock options were exercised during either 2019 or 2018.

The following table shows a summary of stock option transactions under the Incentive Plans during 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2018	460,000	$7.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, December 31, 2018	460,000	$7.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, December 31, 2019	460,000	$7.34

Weighted average remaining contractual life was 6.61 years at December 31, 2019 and 7.61 years at December 31, 2018. The exercise price of all stock options was below the market value at both December 31, 2019 and 2018. Therefore, there is no intrinsic value at December 31, 2019 and 2018. Total unrecognized compensation expense on options outstanding as of December 31, 2019 was $0.2 million. Options to purchase 230,000 shares of common stock were exercisable as of December 31, 2019.

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

Note 11.  Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan, which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 100% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company may make discretionary contributions. No discretionary contributions were made during the years ended December 31, 2019 and 2018.

Note 12.  Goodwill and Intangible Assets

The following table summarizes the goodwill as of December 31, 2019 and 2018 (in thousands):

Goodwill:	Goodwill	Impairment
2019 Goodwill
U.S. goodwill	$12,563	$(4,845)
London goodwill	629	-
Total	$13,192	$(4,845)

2018 Goodwill
U.S. goodwill	$12,563	$-
London goodwill	629	-
Total	$13,192	$-

In December 2019, the Company determined there was a triggering event, primarily caused by a sustained decrease in the Company’s stock price. The results of the goodwill impairment test indicated that the carrying value exceeded the estimated fair value. Thus, during December 2019, the Company recorded an impairment charge of $4.8 million related to its goodwill. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

No asset impairment charges were incurred during the year ended December 31, 2018

The following table summarizes the intangible assets with finite lives as of December 31, 2019 and 2018 (in thousands):

Intangible assets subject to amortization:	Gross Cost	Accumulated Amortization	Weighted-average amortization period (in years)
2019 Intangibles:
Customer lists	$3,204	$(3,204)	5.0
Non-compete agreements	1,054	(1,054)	6.5
Talent and model contractual relationships	2,846	(2,846)	3.8
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,737	$(8,737)	5.1

2018 Intangibles:
Customer lists	$3,204	$(3,194)	5.0
Non-compete agreements	1,054	(1,054)	6.5
Talent and model contractual relationships	2,846	(2,803)	3.8
Employee contractual relationships	1,633	(1,633)	5.0
Total	$8,737	$(8,684)	5.1

Amortization expense totaled $0.1 million for each of the years ended December 31, 2019 and 2018.

Note 13.  Subsequent Events

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, the Company has temporarily closed some offices and has seen a reduction in customer bookings, resulting in a negative impact to Company revenue and earnings. In addition to reduced revenue, business operations could be adversely affected by potential reductions in productivity, delays or limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to photography locations, or supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations in time for photoshoots. . While this disruption is currently expected to be temporary, there is uncertainty around the duration. The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. As a result, the Company is currently evaluating and executing strategies to curtail expenses.

On March, 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with ZB, N.A. dba Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the old minimum net worth covenant as of December 31, 2019.