Form 10-Q
period 2020-03-31
Wilhelmina International, Inc.
filed 2020-05-14
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, the registrant had 5,157,344 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2020

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$5,309	$6,993
Accounts receivable, net of allowance for doubtful accounts of $1,543 and $1,423, respectively	8,845	9,441
Prepaid expenses and other current assets	289	243
Total current assets	14,443	16,677

Property and equipment, net of accumulated depreciation of $4,570 and $4,300, respectively	1,711	1,925
Right of use assets-operating	1,005	1,261
Right of use assets-finance	291	316
Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,737 and $8,737, respectively	-	-
Goodwill	7,547	8,347
Other assets	113	115

TOTAL ASSETS	$33,577	$37,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,377	$3,815
Due to models	6,797	7,495
Lease liabilities – operating, current	982	1,055
Lease liabilities – finance, current	96	94
Term loan – current	1,119	1,257
Total current liabilities	12,371	13,716

Long term liabilities:
Net deferred income tax liability	1,725	725
Lease liabilities – operating, non-current	121	328
Lease liabilities – finance, non-current	201	225
Term loan – non-current	695	743
Total long term liabilities	2,742	2,021

Total liabilities	15,113	15,737

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at March 31, 2020 and December 31, 2019	65	65
Treasury stock, 1,314,694 and 1,309,861 shares at March 31, 2020 and December 31, 2019, at cost	(6,371)	(6,352)
Additional paid-in capital	88,477	88,471
Accumulated deficit	(63,475)	(60,815)
Accumulated other comprehensive loss	(232)	2
Total shareholders’ equity	18,464	21,371

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,577	$37,108

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2020 and 2019

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Service revenues	$14,547	$20,035
License fees and other income	5	24
Total revenues	14,552	20,059

Model costs	10,606	14,476

Revenues, net of model costs	3,946	5,583

Operating expenses:
Salaries and service costs	3,127	3,716
Office and general expenses	1,055	1,228
Amortization and depreciation	294	290
Goodwill impairment	800	-
Corporate overhead	309	332
Total operating expenses	5,585	5,566
Operating (loss) income	(1,639)	17

Other expense:
Foreign exchange (gain) loss	(65)	15
Interest expense	27	32
Total other (income) expense	(38)	47

Loss before provision for income taxes	(1,601)	(30)

Provision for income taxes expense:
Current	(59)	(63)
Deferred	(1,000)	(16)
Income tax expense	(1,059)	(79)

Net loss	$(2,660)	$(109)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(234)	28
Total comprehensive loss	(2,894)	(81)

Basic net loss per common share	$(0.52)	$(0.02)
Diluted net loss per common share	$(0.52)	$(0.02)

Weighted average common shares outstanding-basic	5,160	5,205
Weighted average common shares outstanding-diluted	5,160	5,205

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2018	6,472	$65	(1,264)	$(6,093)	$88,255	$(56,029)	$(93)	$26,105
Share based payment expense	-	-	-	-	64	-	-	64
Net loss to common shareholders	-	-	-	-	-	(109)	-	(109)
Purchases of treasury stock	-	-	(4)	(24)	-	-	-	(24)
Foreign currency translation	-	-	-	-	-	-	28	28
Balances at March 31, 2019	6,472	$65	(1,268)	$(6,117)	$88,319	$(56,138)	$(65)	$26,064

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2019	6,472	$65	(1,310)	$(6,352)	$88,471	$(60,815)	$2	$21,371
Share based payment expense	-	-	-	-	6	-	-	6
Net loss to common shareholders	-	-	-	-	-	(2,660)	-	(2,660)
Purchases of treasury stock	-	-	(5)	(19)	-	-	-	(19)
Foreign currency translation	-	-	-	-	-	-	(234)	(234)
Balances at March 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,477	$(63,475)	$(232)	$18,464

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2020 and 2019

 (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss:	$(2,660)	$(109)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	294	290
Goodwill impairment	800	-
Share based payment expense	6	64
Deferred income taxes	1,000	16
Bad debt expense	36	24
Changes in operating assets and liabilities:
Accounts receivable	560	(1,063)
Prepaid expenses and other current assets	(46)	(105)
Right of use assets-operating	256	270
Other assets	2	(1)
Due to models	(698)	671
Lease liabilities-operating	(280)	(289)
Accounts payable and accrued liabilities	(438)	(2)
Net cash used in operating activities	(1,168)	(234)

Cash flows from investing activities:
Purchases of property and equipment	(56)	(95)
Net cash used in investing activities	(56)	(95)

Cash flows from financing activities:
Purchases of treasury stock	(19)	(24)
Payments on finance leases	(21)	(27)
Repayment of term loan	(186)	(136)
Net cash used in financing activities	(226)	(187)

Foreign currency effect on cash flows:	(234)	28

Net change in cash and cash equivalents:	(1,684)	(488)
Cash and cash equivalents, beginning of period	6,993	6,748
Cash and cash equivalents, end of period	$5,309	$6,260

Supplemental disclosures of cash flow information:
Cash paid for interest	$24	$30
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations and comprehensive loss, statements of shareholders’ equity, and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Certain prior year amounts on the Company’s consolidated statements of cash flows have been reclassified to conform to current year presentation. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which has spread rapidly throughout the United States and the world. The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, beginning in March 2020, the Company has seen a significant reduction in customer bookings, resulting in a negative impact to revenue and earnings.

In addition to reduced revenue, business operations have been adversely affected by reductions in productivity, limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to needed locations, and supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations for photoshoots and other bookings. Many of the Company’s customers are large retail and fashion companies which have had to close stores in the United States and internationally due to orders from local authorities to help slow the spread of COVID-19. Some of these customers may be unable to pay amounts already owed to the Company, resulting in increased future bad debt expense. These customers also may not emerge from the pandemic with the financial capability, or need, to purchase Wilhelmina’s services to the extent that they did in previous years. Some of our model talent are currently quarantined with family far from the major cities where Wilhelmina’s offices are located, and also away from where most modeling jobs take place. Many U.S. and international airlines have decreased their flight schedules which, once economic activities resume and clients increase booking requests, may make it difficult for our talent to be available when and where they are needed. While these disruptions are currently expected to be temporary, there is uncertainty around the duration.

Postponed and cancelled bookings related to the pandemic contributed significantly to reduced revenues and increased operating losses during the first quarter of 2020. Subsequent periods may show similar or greater declines until business conditions improve. Since Wilhelmina extends customary payment terms to its clients, even when bookings resume there is likely to be a lag before significant cash collections return. In the meantime, the Company will continue to have significant employee, office rent, and other expenses.

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing.. Since the pandemic began, many stock markets, including Nasdaq Capital Market, where Wilhelmina’s common stock is listed, have been volatile. A further decline in the Company’s stock price would reduce our market capitalization and could require additional goodwill or intangible asset impairment writedowns.

The Company has taken the following actions to address the impact of COVID-19 and the current recessionary environment, in order to efficiently manage the business and maintain adequate liquidity and maximum flexibility:

-	In April 2020, obtained $1.9 million in loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).
-	Temporarily furloughed five employees based in Wilhelmina’s London office.
-	Eliminated all discretionary travel and entertainment expenses.
-	Suspended share repurchases.
-	Made plans not to extend the lease on one New York City model apartment when the current term ends in June, 2020.
-	Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.

If the current quarantines and limitations on non-essential work persist for an extended period, the Company may need to implement more significant cost savings measures.

Note 3.  New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which amends the FASB’s prior guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 becomes effective for the Company for annual reporting periods ending after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position and its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-03”) effective for periods beginning after December 15, 2019. The ASU requires only a one-step qualitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. It eliminates Step 2 of the prior two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The adoption of ASU No. 2017-03 did not have a material impact on the results of the Company’s goodwill impairment testing procedures.

In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”  (“ASU 2018-19”), which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease standard. ASU 2018-19 became effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-19 did not have a material impact on the Company’s financial position and its consolidated financial statements.

Note 4.  Foreign Currency Translation

The functional currency of our subsidiary in the United Kingdom is the British Pound. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, revenues and expenses are translated at average monthly exchange rates, and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of shareholders’ equity.

Note 5.  Debt

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2020, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $2.0 million.

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

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of March 31, 2020, a total of $1.8 million was outstanding on the two term loans.

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with ZB, N.A. dba Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the old minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with ZB, N.A. dba Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and minimum tangible net worth as of March 31, 2020. Current economic conditions make it likely that the Company will require additional waivers in subsequent periods of 2020.

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

On May 1, 2019, the Plaintiffs in the Shanklin Litigation (except Raske) and the Pressley Litigation filed motions for class certification on their contract claims and the remaining New York Labor Law Claims. On July 12, 2019, Wilhelmina filed its opposition to the motions for class certification and filed a cross-motion for summary judgment against Shanklin, Vretman, Palomares, Trotter and Little, and a motion for summary judgment against Raske.  Wilhelmina’s reply papers in further support of its summary judgment motions were filed on October 23, 2019. The motions for class certification and summary judgment were argued on December 4, 2019, and the parties are awaiting decision.

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

Note 7. Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes being paid by the Company were state and foreign taxes, not federal U.S. taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding its recoverability, including projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. As of March 31, 2020, due primarily to the effects of the COVID-19 pandemic and its impact on our business, the Company believes it is more likely than not that the benefit from deferred tax assets will not be realized. During the three months ended March 31, 2020, the Company recorded a $1.2 valuation allowance on its deferred tax assets and released a $0.3 million valuation allowance on other deferred tax assets relating to the forfeiture of stock options held by the Company’s former Chief Executive Officer. At March 31, 2020, the Company maintained a $1.2 million valuation allowance against its deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

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

From 2012 through March 31, 2020, the Company has repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first three months of 2020, 4,833 shares were repurchased under the stock repurchase program for approximately $20 thousand. The repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program. Due to COVID-19, the Company has temporarily suspended further share repurchases to preserve liquidity.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company. James Dvorak (Managing Director at NCM) also serves as a director of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $8 thousand for the three months ended both March 31, 2020 and 2019. The Company did not owe NCM any amounts under the services agreement as of March 31, 2020.

Note 10.  Goodwill

In March 2020, the Company determined that recent declines in revenue, COVID-19 impacts on our retail clients, and declines in its stock price triggered the requirement for goodwill impairment testing. The results of the impairment test indicated that the carrying value of goodwill exceeded its estimated fair value. As a result, during March 2020, the Company recorded an impairment charge of $0.8 million related to its goodwill. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

No asset impairment charges were incurred during the first quarter of 2019.

Note 11.  Subsequent Events

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of Wilhelmina International, Inc. (the “Company”), executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Zions Bancorporation, N.A. dba Amegy Bank (“Amegy”). The Sub PPP Loan was obtained pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration. The Sub PPP Loan matures on April 13, 2022 and bears interest at a rate of 1.00% per annum. The Sub PPP Loan is payable in 18 equal monthly payments of $104 thousand commencing November 13, 2020.

On April 18, 2020, the Company executed a Business Loan Agreement and a Promissory Note each dated April 17, 2020 (collectively, the “Parent PPP Loan Documents”), with respect to a loan in the amount of $128 thousand (the “Parent PPP Loan”) from Amegy. The Parent PPP Loan was also obtained pursuant to the PPP. The Parent PPP Loan matures on April 17, 2022 and bears interest at a rate of 1.00% per annum. The Parent PPP Loan is payable in 18 equal monthly payments of $7 thousand commencing November 13, 2020.

Both the Sub PPP Loan and the Parent PPP Loan (collectively, the “PPP Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. Both the Sub PPP Loan Documents and the Parent PPP Loan Documents (collectively, the “PPP Loan Documents”) contain various provisions related to the PPP, as well customary representations, warranties, covenants, events of default and other provisions. Neither of the PPP Loans is secured by either the Borrower or the Company, and both are guaranteed by the SBA. All or a portion of the PPP Loans may be forgiven by the SBA upon application by the Borrower or the Company, respectively, accompanied by documentation of expenditures in accordance with the SBA requirements under the PPP. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven is applied to outstanding principal.

On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with ZB, N.A. dba Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and minimum tangible net worth as of March 31, 2020. Current economic conditions make it likely that the Company will require additional waivers in subsequent periods of 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2020 and 2019. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which has spread rapidly throughout the United States and the world. The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, beginning in March 2020, the Company has seen a significant reduction in customer bookings, resulting in a negative impact to revenue and earnings.

In addition to reduced revenue, business operations have been adversely affected by reductions in productivity, limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to needed locations, and supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations for photoshoots and other locations. Many of our customers are large retail and fashion companies, which have had to close stores in the United States and internationally due to orders from local authorities to help slow the spread of COVID-19. Some of these customers may be unable to pay amounts already owed to the Company, resulting in increased future bad debt expense. These customers also may not emerge from the pandemic with the financial capability, or need, to purchase Wilhelmina’s services to the extent that they did in previous years. Some of our model talent are currently quarantined with family far from the major cities where Wilhelmina’s offices are located, and also away from where most modeling jobs take place. Many U.S. and international airlines have decreased their flight schedules, which, once economic activities resume and clients increase booking requests, may make it difficult for our talent to be available when and where they are needed. While these disruptions are currently expected to be temporary, there is uncertainty around the duration.

Postponed and cancelled bookings related to the pandemic contributed significantly to reduced revenues and increased operating losses in the first quarter of 2020. Subsequent periods may show similar or greater declines until business conditions improve. Since Wilhelmina extends customary payment terms to its clients, even when bookings resume there is likely to be a lag before significant cash collections return. In the meantime, the Company will continue to have significant employee, office rent, and other expenses.

Reduced outstanding accounts receivable available as collateral under our credit agreement with Amegy Bank has limited our access to additional financing. Net losses in recent periods have also impacted compliance with the covenants under the Amegy Bank credit agreement, further impeding our ability to obtain additional financing. Since the pandemic began, many stock markets, including Nasdaq Capital Market, where Wilhelmina’s common stock is listed, have been volatile. A further decline in the Company’s stock price would reduce our market capitalization and could require additional goodwill or intangible asset impairment writedowns.

In response to the outbreak, we have prioritized the health and safety of our employees. We have temporarily closed our offices, which will remain closed until it is deemed safe to reopen, consistent with local orders. Most employees are currently working remotely and have been able to successfully conduct business, despite very few customers currently booking jobs.

The Company has taken the following actions to address the impact of COVID-19 and the current recessionary environment, in order to efficiently manage the business and maintain adequate liquidity and maximum flexibility:

-	In April 2020, obtained $1.9 million in loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).
-	Temporarily furloughed five employees based in Wilhelmina’s London office.
-	Eliminated all discretionary travel and entertainment expenses.
-	Suspended share repurchases.
-	Made plans not to extend the lease on one New York City model apartment when the current term ends in June, 2020.
-	Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.

If the current quarantines and limitations on non-essential work persist for an extended period, the Company may need to implement more significant cost savings measures.

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

Although Wilhelmina has a large and diverse client base, it is not immune to global economic conditions. The Company closely monitors economic conditions, client spending, and other industry factors and continually evaluates opportunities to increase its market share and further expand its geographic reach.  There can be no assurance as to the effects on Wilhelmina of current or future economic circumstances, client spending patterns, client creditworthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

Strategy

Management’s long-term strategy is to increase value to shareholders through the following initiatives:

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)	Three Months Ended
	March 31	March 31	% Change
	2020	2019	2020 vs 2019
Service revenues	14,547	20,035	(27.4%)
License fees and other income	5	24	(79.2%)
TOTAL REVENUES	14,552	20,059	(27.5%)
Model costs	10,606	14,476	(26.7%)
REVENUES NET OF MODEL COSTS	3,946	5,583	(29.3%)
GROSS PROFIT MARGIN	27.1%	27.8%
Salaries and service costs	3,127	3,716	(15.9%)
Office and general expenses	1,055	1,228	(14.1%)
Amortization and depreciation	294	290	1.4%
Goodwill Impairment	800	-	*
Corporate overhead	309	332	(6.9%)
OPERATING (LOSS) INCOME	(1,639)	17	*
OPERATING MARGIN	(11.3%)	0.0%
Foreign exchange (gain) loss	(65)	15	*
Interest expense	27	32	(15.6%)
LOSS BEFORE INCOME TAXES	(1,601)	(30)	*
Income tax expense	(1,059)	(79)	*
Effective tax rate	-66.1%	-263.3%
NET LOSS	(2,660)	(109)	*

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. In the first quarter of 2020, the COVID-19 pandemic had a material impact on revenues, as most bookings for the second half of March 2020 were cancelled once non-essential business activities were barred in the cities where Wilhelmina operates. The decrease of 27.4% for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, was primarily due to cancelled bookings resulting from COVID-19, a decrease in core model bookings, and the closure of the Wilhelmina Studios division in the fourth quarter of 2019.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 79.2% for the three months ended March 31, 2020, when compared to three months ended March 31, 2019. The decrease was primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin decreased by 70 basis points for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019 primarily due to a larger percentage of consolidated revenue from the Aperture division in 2020, which is lower margin than traditional core model bookings.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 15.9% decrease in salaries and service costs during the three months ended March 31, 2020, when compared to the three months ended March 31, 2019 was primarily the result of the closure of the Wilhelmina Studios division during the fourth quarter of 2019, open positions for two executives that resigned in January 2020 and a reduction in share based payment expense.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  These costs are less directly linked to changes in the Company’s revenues than are salaries and service costs. The decrease in office and general expenses of 14.1% for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, was primarily due to reduced legal expense, rent expense, and other office expenses, partially offset by an increase in bad debt expense.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and certain intangibles. Amortization and depreciation expense increased by 1.4% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to new equipment, which will be depreciated going forward, partially offset by reduced amortization of intangible assets that became fully amortized in 2019. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $56 thousand during the three months ended March 31, 2020, compared to $95 thousand for the three months ended March 31, 2019.

Goodwill Impairment

As of March 31, 2020, the Company determined that declines in revenue, COVID-19 impacts on our retail clients, and recent declines in its stock price triggered the requirement for goodwill impairment testing. The impairment test indicated that the carrying value of goodwill exceeded its estimated fair value and resulted in an impairment charge of $0.8 million. There were no impairment charges in the first quarter of 2019.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent, travel, and other public company costs. Corporate overhead decreased by 6.9% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to lower corporate travel costs achieved by holding corporate meetings telephonically during the first quarter of 2020.

Operating Income and Operating Margin

Operating income decreased to a loss of $1.6 million for the three months ended March 31, 2020, compared to operating income of $17 thousand for the three months ended March 31, 2019. As a result, operating margin decreased to negative 11.3% for the three months ended March 31, 2020, compared to 0.0% for the three months ended March 31, 2019. In both cases, the decline was primarily the result of decreased revenue net of model costs and goodwill impairment, partially offset by lower operating expenses.

Foreign Currency Gain and Loss

The Company realized $65 thousand of foreign currency exchange gains during the three months ended March 31, 2020, and $15 thousand of foreign currency exchange loss during the three months ended March 31, 2019. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense for the three months ended March 31, 2020 and March 31, 2019 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Loss before Income Taxes

Loss before income taxes was $1.6 million for the three months ended March 31, 2020, compared to $30 thousand for the three months ended March 31, 2019, primarily due to the decrease in operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in four states, which have relatively high tax rates: California, New York, Illinois, and Florida. Income tax expense was $1.1 million for the three months ended March 31, 2020 compared to $79 thousand for the three months ended March 31, 2019. As of March 31, 2020, due primarily tothe effects of the COVID-19 pandemic and its impact our business, the Company believes it is more likely than not that the benefit from deferred tax assets will not be realized and has maintained a $1.2 million valuation allowance against its deferred tax assets.

Net Loss

The Company had a net loss of $2.7 million for the three months ended March 31, 2020, compared to $109 thousand for the three months ended March 31, 2019, primarily due to the decrease in operating income and increase in income tax expense in 2020.

Liquidity and Capital Resources

The Company’s cash balance decreased to $5.3 million at March 31, 2020 from $7.0 million at December 31, 2019. The cash balances decreased as a result of $1.2 million net cash used in operating activities, $0.1 million net cash used in investing activities and $0.2 cash used in financing activities.

Net cash used in operating activities of $1.2 million was primarily the result of decreases in amounts due to models, lease liabilities, accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable right of use assets. The $0.1 million of cash used in investing activities was attributable to purchases of property and equipment, including software and computer equipment. The $0.2 million of cash used in financing activities was primarily attributable to principal payments on the Company’s term loan.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts and servicing its term loan. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. The COVID-19 pandemic has had an impact on the Company’s cash flows during the three months ended March 31, 2020, primarily due to delayed payments from customers. The pandemic could have a more significant impact on the Company’s cash flows in subsequent periods due to the lack of bookings and modeling jobs currently taking place, and due to the customary payment terms extended to clients. The Company has taken actions to address the impact of COVID-19 by reducing expenses and has the ability to implement more significant cost savings measures if the current quarantines and limitations on non-essential work persist for an extended period.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2020, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $2.0 million.

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

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of March 31, 2020, a total of $1.8 million was outstanding on the two term loans.

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with ZB, N.A. dba Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the old minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with ZB, N.A. dba Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and minimum tangible net worth as of March 31, 2020. Current economic conditions make it likely that the Company will require additional waivers in subsequent periods of 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

Deferred tax assets are recognized for unused tax losses, unused tax credits, and deductible temporary differences to the extent that it is probable that future taxable profits will be available against which they can be used. Unused tax loss carry-forwards are reviewed at each reporting date and a valuation allowance is established if it is doubtful we will generate sufficient future taxable income to utilize the loss carry-forwards.

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

An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. In accordance with ASU 2017-03, effective January 1, 2020, only a one-step qualitative impairment test is performed, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill.

Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the goodwill impairment test. Otherwise, the goodwill impairment test is not required. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends, an assessment of whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of any such impact.

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

Remediation of Material Weakness

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s management previously determined that undue reliance on Level 2 and Level 3 inputs in goodwill impairment testing had resulted in a material weakness in internal control over financial reporting. This material weakness did not result in a material misstatement of any previously filed financial statements but posed a risk of material misstatement that might not be prevented or detected on a timely basis.

During the first quarter of 2020, management addressed this control deficiency by increasing reliance on the Level 1 input of the Company’s market capitalization in evaluating goodwill for impairment. Management changed its control procedures to prioritize the appropriate Level 1 input and reviewed the related calculations. Due to a decrease in market capitalization during the first quarter of 2020, management concluded that a goodwill impairment of $0.8 million should be recorded at March 31, 2020. As a result of these changes and subsequent review and testing, management has concluded that the previously reported material weakness has been remediated and no longer existed as of March 31, 2020.

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

On May 1, 2019, the Plaintiffs in the Shanklin Litigation (except Raske) and the Pressley Litigation filed motions for class certification on their contract claims and the remaining New York Labor Law Claims. On July 12, 2019, Wilhelmina filed its opposition to the motions for class certification and filed a cross-motion for summary judgment against Shanklin, Vretman, Palomares, Trotter and Little, and a motion for summary judgment against Raske.  Wilhelmina’s reply papers in further support of its summary judgment motions were filed on October 23, 2019. The motions for class certification and summary judgment were argued on December 4, 2019, and the parties are awaiting decision.

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

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The following table furnishes information for purchases made pursuant to the stock repurchase program during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1-31, 2020	1,050	4.04	1,310,911	189,089
February 1-29, 2020	3,416	4.03	1,314,327	185,673
March 1-31, 2020	367	4.09	1,314,694	185,306
Total	4,833	$4.04

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).
10.1	Thirteenth Amendment to Credit Agreement dated March 26, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference from Exhibit 10.27 to Form 10-K filed March 30, 2020)
10.2	Fourteenth Amendment to Credit Agreement dated May 12, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto *
31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 14, 2020	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (Principal Financial Officer)

