Form 10-Q
period 2020-09-30
Wilhelmina International, Inc.
filed 2020-11-12
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the registrant had 5,157,344 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2020

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,952	$6,993
Accounts receivable, net of allowance for doubtful accounts of $1,766 and $1,423, respectively	6,992	9,441
Prepaid expenses and other current assets	167	243
Total current assets	12,111	16,677

Property and equipment, net of accumulated depreciation of $5,113 and $4,300, respectively	1,202	1,925
Right of use assets-operating	833	1,261
Right of use assets-finance	242	316
Trademarks and trade names with indefinite lives	8,467	8,467
Other intangibles with finite lives, net of accumulated amortization of$8,737 and $8,737, respectively	-	-
Goodwill	7,547	8,347
Other assets	91	115

TOTAL ASSETS	$30,493	$37,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,946	$3,815
Due to models	5,741	7,495
Lease liabilities – operating, current	678	1,055
Lease liabilities – finance, current	90	94
Term loans – current	2,039	1,257
Total current liabilities	11,494	13,716

Long term liabilities:
Net deferred income tax liability	1,352	725
Lease liabilities – operating, non-current	207	328
Lease liabilities – finance, non-current	161	225
Term loans – non-current	1,371	743
Total long term liabilities	3,091	2,021

Total liabilities	14,585	15,737

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at September 30, 2020 and December 31, 2019	65	65
Treasury stock, 1,314,694 and 1,309,861 shares at September 30, 2020 and December 31, 2019, at cost	(6,371)	(6,352)
Additional paid-in capital	88,484	88,471
Accumulated deficit	(66,153)	(60,815)
Accumulated other comprehensive (loss) income	(117)	2
Total shareholders’ equity	15,908	21,371

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,493	$37,108

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2020 and 2019

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Service revenues	$10,534	$17,224	$29,604	$57,199
License fees and other income	11	17	21	46
Total revenues	10,545	17,241	29,625	57,245

Model costs	7,544	12,534	21,547	41,166

Revenues, net of model costs	3,001	4,707	8,078	16,079

Operating expenses:
Salaries and service costs	1,651	3,266	7,566	10,571
Office and general expenses	797	1,042	2,799	3,301
Amortization and depreciation	294	297	886	885
Goodwill impairment	-	-	800	-
Corporate overhead	145	251	692	834
Total operating expenses	2,887	4,856	12,743	15,591
Operating income (loss)	114	(149)	(4,665)	488

Other expense (income):
Foreign exchange gain	(14)	(3)	(65)	-
Interest expense	21	27	71	89
Total other expense, net	7	24	6	89

Income (loss) before provision for income taxes	107	(173)	(4,671)	399

(Provision) benefit for income taxes :
Current	(56)	(47)	(40)	(200)
Deferred	(29)	54	(627)	(23)
(Provision) benefit for income taxes, net	(85)	7	(667)	(223)

Net income (loss)	$22	$(166)	$(5,338)	$176

Other comprehensive income (loss):
Foreign currency translation income (loss)	120	(76)	(119)	(107)
Total comprehensive income (loss)	142	(242)	(5,457)	69

Basic net income (loss) per common share	$0.00	$(0.03)	$(1.03)	$0.03
Diluted net income (loss) per common share	$0.00	$(0.03)	$(1.03)	$0.03

Weighted average common shares outstanding-basic	5,157	5,176	5,158	5,189
Weighted average common shares outstanding-diluted	5,157	5,176	5,158	5,189

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2018	6,472	$65	(1,264)	$(6,093)	$88,255	$(56,029)	$(93)	$26,105
Share based payment expense	-	-	-	-	64	-	-	64
Net loss to common shareholders	-	-	-	-	-	(109)	-	(109)
Purchases of treasury stock	-	-	(4)	(24)	-	-	-	(24)
Foreign currency translation	-	-	-	-	-	-	28	28
Balances at March 31, 2019	6,472	$65	(1,268)	$(6,117)	$88,319	$(56,138)	$(65)	$26,064
Share based payment expense	-	-	-	-	52	-	-	52
Net income to common shareholders	-	-	-	-	-	451	-	451
Purchases of treasury stock	-	-	(25)	(149)	-	-	-	(149)
Foreign currency translation	-	-	-	-	-	-	(59)	(59)
Balances at June 30, 2019	6,472	$65	(1,293)	$(6,266)	$88,371	$(55,687)	$(124)	$26,359
Share based payment expense	-	-	-	-	49	-	-	49
Net loss to common shareholders	-	-	-	-	-	(166)	-	(166)
Purchases of treasury stock	-	-	(9)	(54)	-	-	-	(54)
Foreign currency translation	-	-	-	-	-	-	(76)	(76)
Balances at September 30, 2019	6,472	$65	(1,302)	$(6,320)	$88,420	$(55,853)	$(200)	$26,112

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2019	6,472	$65	(1,310)	$(6,352)	$88,471	$(60,815)	$2	$21,371
Share based payment expense	-	-	-	-	6	-	-	6
Net loss to common shareholders	-	-	-	-	-	(2,660)	-	(2,660)
Purchases of treasury stock	-	-	(5)	(19)	-	-	-	(19)
Foreign currency translation	-	-	-	-	-	-	(234)	(234)
Balances at March 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,477	$(63,475)	$(232)	$18,464
Share based payment expense	-	-	-	-	4	-	-	4
Net loss to common shareholders	-	-	-	-	-	(2,700)	-	(2,700)
Purchases of treasury stock	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Balances at June 30, 2020	6,472	$65	(1,315)	$(6,371)	$88,481	$(66,175)	$(237)	$15,763
Share based payment expense	-	-	-	-	3	-	-	3
Net income to common shareholders	-	-	-	-	-	22	-	22
Purchases of treasury stock	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	120	120
Balances at September 30, 2020	6,472	$65	(1,315)	$(6,371)	$88,484	$(66,153)	$(117)	$15,908

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2020 and 2019

 (In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income:	$(5,338)	$176
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization and depreciation	886	885
Goodwill impairment	800	-
Share based payment expense	13	165
Deferred income taxes	627	23
Bad debt expense (recovery)	131	(1)
Changes in operating assets and liabilities:
Accounts receivable	2,318	(181)
Prepaid expenses and other current assets	76	(77)
Right of use assets-operating	428	802
Other assets	24	1
Due to models	(1,754)	31
Lease liabilities-operating	(498)	(854)
Accounts payable and accrued liabilities	(869)	(1,038)
Net cash used in operating activities	(3,156)	(68)

Cash flows used in investing activities:
Purchases of property and equipment	(90)	(304)
Net cash used in investing activities	(90)	(304)

Cash flows used in financing activities:
Purchases of treasury stock	(19)	(227)
Proceeds from term loans	1,975	-
Payments on finance leases	(67)	(83)
Payment on term loans	(565)	(438)
Net cash provided by (used in) financing activities	1,324	(748)

Foreign currency effect on cash flows:	(119)	(107)

Net change in cash and cash equivalents:	(2,041)	(1,227)
Cash and cash equivalents, beginning of period	6,993	6,748
Cash and cash equivalents, end of period	$4,952	$5,521

Supplemental disclosures of cash flow information:
Cash paid for interest	$64	$88
Cash paid for income taxes	$14	$5

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations and comprehensive income (loss), statements of shareholders’ equity, and statements of cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which has spread rapidly throughout the United States and the world. The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, beginning in March 2020, the Company has seen a significant reduction in customer bookings, resulting in a negative impact to revenue and earnings. During the third quarter of 2020, bookings increased from the preceding months, but remained significantly below pre-pandemic levels.

In addition to reduced revenue, business operations have been adversely affected by reductions in productivity, limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to needed locations, and supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations for photoshoots and other bookings. Many of the Company’s customers are large retail and fashion companies, which have had to close stores in the United States and internationally due to orders from local authorities to help slow the spread of COVID-19. Some of these customers have filed for bankruptcy in 2020 and others may be unable to pay amounts already owed to the Company, resulting in increased future bad debt expense. These customers also may not emerge from the pandemic with the financial ability, or need, to purchase Wilhelmina’s services to the extent that they did in previous years. Some of our model talent have been quarantined with family far from the major cities where Wilhelmina’s offices are located, and also away from where most modeling jobs take place. Many U.S. and international airlines have decreased their flight schedules which, as economic activities resumes and clients increase booking requests, may make it difficult for our talent to be available when and where they are needed. While these disruptions are currently expected to be temporary, there continues to be uncertainty around the duration.

Postponed and cancelled bookings related to the pandemic contributed significantly to reduced revenues and increased operating losses during the first nine months of 2020. Although some clients increased activity and bookings during the third quarter of 2020, rising COVID-19 infection rates in cities where Wilhelmina operates could lead to a slower economic recovery in those markets, and possible additional business closings or local mandates that could slow the recovery in our operations there. Since Wilhelmina extends customary payment terms to its clients, even as bookings resume, there is likely to be a lag before significant cash collections return. In the meantime, the Company continues to have significant employee, office rent, and other expenses.

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

The Company has taken the following actions to address the impact of COVID-19 and the current recessionary environment, in order to efficiently manage the business and maintain adequate liquidity and maximum flexibility:

-	In April 2020, obtained approximately $2.0 million in loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).
-	Eliminated discretionary travel and entertainment expenses.
-	Suspended share repurchases.
-	Did not renew the leases on three New York City model apartments when the terms ended in June and August, 2020.
-	Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.
-	Obtained from the landlord of the Company’s New York City office a deferral of $41 thousand in July 2020 rent until January 2021.
-	Negotiated discounts with various vendors and service providers, in effect through the remainder of 2020.
-	Effective July 1, 2020, implemented layoffs of approximately 36% of its staff, including employees at each of the Company’s five offices, and effected temporary salary reductions for the remaining staff. The salary reductions are expected to return to full salaries when business conditions improve.

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

Note 5.  Debt

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of September 30, 2020, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock in a private transaction. The term loan bore interest at 4.5% per annum and was payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule. The $0.6 million final payment of principal and interest was paid on October 28, 2020.

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

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of September 30, 2020, a total of $1.4 million was outstanding on the two Amegy Bank term loans, of which $0.6 million was repaid on October 28, 2020..

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the old minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it will be tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period.

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the PPP. The Sub PPP Loan matures on April 13, 2022 and bears interest at a rate of 1.00% per annum. The Sub PPP Loan is payable in 18 equal monthly payments of $104 thousand commencing November 13, 2020.

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

Both the Sub PPP Loan and the Parent PPP Loan (collectively, the “PPP Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. Both the Sub PPP Loan Documents and the Parent PPP Loan Documents contain various provisions related to the PPP, as well customary representations, warranties, covenants, events of default and other provisions. Neither of the PPP Loans is secured by either the Borrower or the Company, and both are guaranteed by the SBA. All or a portion of the PPP Loans may be forgiven by the SBA upon application by the Borrower or the Company, respectively, accompanied by documentation of expenditures in accordance with the SBA requirements under the PPP. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven is applied to outstanding principal, and would be recorded as income, net of any tax effect.

As of September 30, 2020, a total of $2.0 million was outstanding on the PPP Loans.

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

By Order Dated May 8, 2020 (the “Class Certification Order”), the Court denied class certification in the Pressley case, denied class certification with respect to the breach of contract and alleged unpaid usage claims, granted class certification as to the New York Labor Law causes of action asserted by Vretman, Palomares and Trotter, and declined to rule on Wilhelmina’s motions for summary judgment, denying them without prejudice to be re-filed at a later date. On June 12, 2020, the Plaintiffs in both the Shanklin and Pressley actions filed Notices of Appeal to the Appellate Division, First Department, from those portions of the Class Certification Order on which Wilhelmina prevailed, and Little also filed a motion for reargument of the denial of her motion for class certification. On June 22, 2020, Wilhelmina filed Notices of Cross-Appeal from those portions of the Class Certification order that granted class Certification and denied summary judgement. Wilhelmina also opposed Little’s motion for reargument, and that motion is fully briefed. The Court has directed the parties to non-binding mediation and that process is underway.

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

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of valuation allowances on deferred tax assets, certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not federal U.S. taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. As of September 30, 2020, due primarily to the effects of the COVID-19 pandemic on its business, the Company believes it is more likely than not that the benefit from deferred tax assets will not be realized. During the nine months ended September 30, 2020, the Company recorded a $1.3 valuation allowance on its deferred tax assets and released a $0.3 million valuation allowance on deferred tax assets relating to the forfeiture of stock options held by the Company’s former Chief Executive Officer. At September 30, 2020, the Company maintained a $1.3 million valuation allowance against its deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of the valuation allowance and may adjust the valuation allowance in future periods based on changes in estimated future income and other factors.

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

From 2012 through September 30, 2020, the Company repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first nine months of 2020, 4,833 shares were repurchased under the stock repurchase program for approximately $20 thousand. The repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program. Due to COVID-19, the Company has temporarily suspended further share repurchases to preserve liquidity.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $22.5 thousand for the nine months ended both September 30, 2020 and 2019. The Company did not owe NCM any amounts under the services agreement as of September 30, 2020.

Note 10.  Goodwill

During the first quarter of 2020, the Company determined that recent declines in revenue, COVID-19 impacts on its retail clients, and declines in its stock price triggered the requirement for goodwill impairment testing. The results of the impairment test indicated that the carrying value of goodwill exceeded its estimated fair value. As a result, during March 2020, the Company recorded an impairment charge of $0.8 million related to its goodwill. No asset impairment charges were incurred during the third quarter of 2020. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

No asset impairment charges were incurred during the first nine months of 2019.

Note 11.  Subsequent Events

On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it will be tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2020 and 2019. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which has spread rapidly throughout the United States and the world. The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, beginning in March 2020, the Company has seen a significant reduction in customer bookings, resulting in a negative impact to revenue and earnings. During the third quarter of 2020, bookings increased from the preceding months, but remained significantly below pre-pandemic levels.

In addition to reduced revenue, business operations have been adversely affected by reductions in productivity, limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to needed locations, and supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations for photoshoots and other bookings. Many of the Company’s customers are large retail and fashion companies, which have had to close stores in the United States and internationally due to orders from local authorities to help slow the spread of COVID-19. Some of these customers have filed for bankruptcy in 2020 and others may be unable to pay amounts already owed to the Company, resulting in increased future bad debt expense. These customers also may not emerge from the pandemic with the financial ability, or need, to purchase Wilhelmina’s services to the extent that they did in previous years. Some of our model talent have been quarantined with family far from the major cities where Wilhelmina’s offices are located, and also away from where most modeling jobs take place. Many U.S. and international airlines have decreased their flight schedules which, as economic activities resumes and clients increase booking requests, may make it difficult for our talent to be available when and where they are needed. While these disruptions are currently expected to be temporary, there continues to be uncertainty around the duration.

Postponed and cancelled bookings related to the pandemic contributed significantly to reduced revenues and increased operating losses during the first nine months of 2020. Although some clients increased activity and bookings during the third quarter of 2020, rising COVID-19 infection rates in cities where Wilhelmina operates could lead to a slower economic recovery in those markets, and possible additional business closings or local mandates that could slow the recovery in our operations there. Since Wilhelmina extends customary payment terms to its clients, even as bookings resume, there is likely to be a lag before significant cash collections return. In the meantime, the Company continues to have significant employee, office rent, and other expenses.

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

The Company has taken the following actions to address the impact of COVID-19 and the current recessionary environment, in order to efficiently manage the business and maintain adequate liquidity and maximum flexibility:

-	In April 2020, obtained approximately $2.0 million in loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).
-	Eliminated discretionary travel and entertainment expenses.
-	Suspended share repurchases.
-	Did not renew the leases on three New York City model apartments when the terms ended in June and August, 2020.
-	Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.
-	Obtained from the landlord of the Company’s New York City office a deferral of $41 thousand in July 2020 rent until January 2021.
-	Negotiated discounts with various vendors and service providers, in effect through the remainder of 2020.
-	Effective July 1, 2020, implemented layoffs of approximately 36% of its staff, including employees at each of the Company’s five offices, and effected temporary salary reductions for the remaining staff. The salary reductions are expected to return to full salaries when business conditions improve.

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

Analysis of Consolidated Statements of Operations and Service Revenues

	Three Months Ended			Nine Months Ended
	September 30	September 30	% Change	September 30	September 30	% Change
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Service revenues	10,534	17,224	(38.8%)	29,604	57,199	(48.2%)
License fees and other income	11	17	(35.3%)	21	46	(54.3%)
TOTAL REVENUES	10,545	17,241	(38.8%)	29,625	57,245	(48.2%)
Model costs	7,544	12,534	(39.8%)	21,547	41,166	(47.7%)
REVENUES NET OF MODEL COSTS	3,001	4,707	(36.2%)	8,078	16,079	(49.8%)
GROSS PROFIT MARGIN	28.5%	27.3%		27.3%	28.1%
Salaries and service costs	1,651	3,266	(49.4%)	7,566	10,571	(28.4%)
Office and general expenses	797	1,042	(23.5%)	2,799	3,301	(15.2%)
Amortization and depreciation	294	297	(1.0%)	886	885	(0.1%)
Goodwill Impairment	-	-	-	800	-	*
Corporate overhead	145	251	(42.2%)	692	834	(17.0%)
OPERATING INCOME (LOSS)	114	(149)	176.5%	(4,665)	488	*
OPERATING MARGIN	1.1%	(0.9%)		(15.7%)	0.9%
Foreign exchange gain	(14)	(3)	*	(65)	-	*
Interest expense	21	27	(22.2%)	71	89	(20.2%)
INCOME BEFORE INCOME TAXES	107	(173)	161.8%	(4,671)	399	*
Income tax (expense) benefit	(85)	7	*	(667)	(223)	199.1%
Effective tax rate	79.4%	4.0%		(14.3%)	55.9%
NET INCOME (LOSS)	22	(166)	113.3%	(5,338)	176	*

* Not meaningful

 Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. In the first nine months of 2020, the COVID-19 pandemic had a material impact on revenues, as many customers cancelled or postponed bookings while non-essential business activities were temporarily barred in the cities where Wilhelmina operates. The decreases of 38.8% and 48.2% for the three and nine months ended September 30, 2020, when compared to the three and nine months ended September 30, 2019, were primarily due to cancelled bookings resulting from COVID-19, as well as the closure of the Wilhelmina Studios division in the fourth quarter of 2019.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees were decreased by 35.3% and 54.3% for the three and nine months ended September 30, 2020, when compared to three and nine months ended September 30, 2019. The year to date decrease was primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin increased by 120 basis points for the three months ended September 30, 2020, when compared to the three months ended September 2019, primarily due to a reduction in travel related model costs in 2020. Gross profit margin decreased by 80 basis points for the nine months ended September 30, 2020, when compared to the nine months ended September 30, 2019 primarily due to a larger percentage of consolidated revenue from the Aperture division in 2020, which is lower margin than traditional core model bookings.

 Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 49.4% and 28.4% decreases in salaries and service costs during the three and nine months ended September 30, 2020, when compared to the three and nine months ended September 30, 2019, were primarily the result of the closure of the Wilhelmina Studios division during the fourth quarter of 2019, employee layoffs in July 2020, temporary reductions in staff salaries, open positions for two executives that resigned in January 2020 and a reduction in share based payment expense.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  The decrease in office and general expenses of 23.5% and 15.2% for the three and nine months ended September 30, 2020, when compared to the three and nine months ended September 30, 2019, were primarily due to reduced legal fees, rent expense, computer expense, utilities, postage, and other office expenses, partially offset by an increase in bad debt expense.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and certain intangibles. Amortization and depreciation expense was relatively unchanged for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $2 thousand and $90 thousand during the three and nine months ended September 30, 2020, compared to $97 thousand and $304 thousand for the three and nine months ended September 30, 2019.

Goodwill Impairment

No goodwill impairment charges were incurred during the three months ended September 30, 2020 and 2019. The Company incurred $0.8 million of goodwill impairment during the nine months ended September 30, 2020, compared to none during the nine months ended September 30, 2019, due to the Company’s first quarter 2020 impairment test indicating that the carrying value of goodwill exceeded the estimated fair value.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 42.2% and 17.0% for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily due to lower corporate travel costs, and temporary reductions in fees to the Company’s Board of Directors..

Operating Income and Loss and Operating Margin

Operating income of $114 thousand and operating margin of 1.1% for the three months ended September 30, 2020 compared to operating loss of $149 thousand and negative operating margin of 0.9% for the three months ended September 30, 2019, due to decreased operating expenses resulting from costs savings initiatives during 2020, partially offset by lower revenue net of model costs. Operating loss of $4.7 million and negative operating margin of 15.7% for the nine months ended September 30, 2020 compared to operating income of $488 thousand and positive operating margin of 0.9% for the nine months ended September 30, 2019 due to decreased revenue net of model costs, partially offset by lower operating expenses.

Foreign Currency Exchange

The Company realized gain of $14 thousand and $65 thousand from foreign currency exchange during the three and nine months ended September 30, 2020, and gain of $3 thousand and $0 from foreign currency exchange during the three months ended September 30, 2019. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense for the three and nine months ended September 30, 2020 and September 30, 2019 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Income and Loss before Income Taxes

Income before income taxes of $0.1 million for the three months ended September 30, 2020 compared to loss before income taxes of $0.2 million for the three months ended September 30, 2019 primarily due to the increase in operating income. Loss before income taxes of $4.7 million for the nine months ended September 30, 2020 compared to income before income taxes of $0.4 million for the nine months ended September 30, 2019 due to the decrease in operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in four states, which have relatively high tax rates: California, New York, Illinois, and Florida. The Company had income tax expense of $85 thousand and $0.7 million for the three and nine months ended September 30, 2020, compared to income tax benefit of $7 thousand and income tax expense of $0.2 million for the three and nine months ended September 30, 2019. As of September 30, 2020, due primarily to the effects of the COVID-19 pandemic on its business, the Company believes it is more likely than not that the benefit from deferred tax assets will not be realized and has established a $1.3 million valuation allowance against its deferred tax assets. The Company recorded income tax expense for the first nine months of 2020 despite losses before income taxes due primarily to the valuation allowance recorded against deferred tax assets in the first quarter of 2020.

Net Income and Loss

The Company had net income of $22 thousand for the three months ended September 30, 2020 compared to net loss of $0.2 million for the three months ended September 30, 2019, as a result of the increased income before taxes partially offset by increased income tax expense. The Company had net loss of $5.3 million for the nine months ended September 30, 2020 compared to net income of $0.2 million for the nine months ended September 30, 2019, primarily as a result of the combined impact of decreased income before taxes and increased income tax expense.

Liquidity and Capital Resources

The Company’s cash balance decreased to $5.0 million at September 30, 2020 from $7.0 million at December 31, 2019. The cash balances decreased as a result of $3.2 million net cash used in operating activities, $0.1 million net cash used in investing activities, and $0.1 million negative effect of foreign currency translation, partially offset by $1.3 million cash provided by financing activities.

Net cash used in operating activities of $3.2 million was primarily the result of the net loss and decreases in amounts due to models, lease liabilities, accounts payable and accrued liabilities, partially offset by decreases in accounts receivable and right of use assets. The $0.1 million of cash used in investing activities was attributable to purchases of property and equipment, including software and computer equipment. The $1.3 million of cash from financing activities was primarily attributable to receipt of $2.0 million of PPP loans, partially offset by $0.6 million of principal payments on the Company’s Amegy Bank term loans and payments on finance leases.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts and servicing its term loans. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. The COVID-19 pandemic has had an impact on the Company’s cash flows during the nine months ended September 30, 2020, primarily due to reduced bookings and modeling jobs and delayed payments from customers. The Company has taken actions to address the impact of COVID-19 by reducing expenses and has the ability to implement more significant cost savings measures if the current limitations on non-essential work persist for an extended period.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant of $20.0 million. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of September 30, 2020, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock in a private transaction. The term loan bore interest at 4.5% per annum and was payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule. The $0.6 million final payment of principal and interest was paid on October 28, 2020.

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

Amounts outstanding under the additional term loan further reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of September 30, 2020, a total of $1.4 million was outstanding on the two Amegy Bank term loans, of which $0.6 million was repaid on October 28, 2020..

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the old minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it will be tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period.

Paycheck Protection Program Loan

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the PPP. The Sub PPP Loan matures on April 13, 2022 and bears interest at a rate of 1.00% per annum. The Sub PPP Loan is payable in 18 equal monthly payments of $104 thousand commencing November 13, 2020.

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

Both the Sub PPP Loan and the Parent PPP Loan (collectively, the “PPP Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. Both the Sub PPP Loan Documents and the Parent PPP Loan Documents contain various provisions related to the PPP, as well customary representations, warranties, covenants, events of default and other provisions. Neither of the PPP Loans is secured by either the Borrower or the Company, and both are guaranteed by the SBA. All or a portion of the PPP Loans may be forgiven by the SBA upon application by the Borrower or the Company, respectively, accompanied by documentation of expenditures in accordance with the SBA requirements under the PPP. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven is applied to outstanding principal, and would be recorded as income, net of any tax effect.

As of September 30, 2020, a total of $2.0 million was outstanding on the PPP Loans.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the revolving credit facility with Amegy Bank. The letter of credit serves as security under the lease relating to the Company’s office space in New York City that expires February 2021.

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

By Order Dated May 8, 2020 (the “Class Certification Order”), the Court denied class certification in the Pressley case, denied class certification with respect to the breach of contract and alleged unpaid usage claims, granted class certification as to the New York Labor Law causes of action asserted by Vretman, Palomares and Trotter, and declined to rule on Wilhelmina’s motions for summary judgment, denying them without prejudice to be re-filed at a later date. On June 12, 2020, the Plaintiffs in both the Shanklin and Pressley actions filed Notices of Appeal to the Appellate Division., First Department, from those portions of the Class Certification Order on which Wilhelmina prevailed, and Little also filed a motion for reargument of the denial of her motion for class certification. On June 22, 2020, Wilhelmina filed Notices of Cross-Appeal from those portions of the Class Certification order that granted class Certification and denied summary judgement. Wilhelmina also opposed Little’s motion for reargument, and that motion is fully briefed. The Court has directed the parties to non-binding mediation and that process is underway.

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

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended September 30, 2020.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it will be tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period.

The foregoing description of the Fifteenth Amendment is qualified in its entirety by reference to the copy thereof filed as an exhibit hereto and incorporated herein by this reference.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998)
10.1	Fifteenth Amendment to Credit Agreement dated November 10, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto *
31.1	Certification of Principal Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 12, 2020	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (principal financial officer)

