Form 10-K
period 2020-12-31
Wilhelmina International, Inc.
filed 2021-03-16
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [x] No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.1 million.

As of March 16, 2021, the registrant had 5,157,344 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

2

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2020

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

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, Chicago, and London, as well as a network of licensees. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies. The Company was incorporated in the State of Delaware in 1996.

Organization and Operating Divisions

The Company acquired the predecessor companies constituting its current primary business in 2008. The Company conducts its business through operating divisions and subsidiaries engaged in fashion model management and other complementary businesses. These business activities are focused on the following key areas:

•	Fashion model and social media influencer management
•	Celebrity management
•	Licensing and branding associations

During the third quarter of 2020, Wilhelmina ceased representation of hair and make-up artists, to better focus on core fashion model and social media influencer talent. The Wilhelmina Studio division, which offered services relating to content creation, production, casting, and influencer programming, was closed and ceased operations during the fourth quarter of 2019.

Fashion Model and Social Media Influencer Management

Wilhelmina is focused on providing fashion modeling talent and social media influencer services to clients such as advertising agencies, branded consumer goods companies, fashion designers, Internet sites, retailers, department stores, product catalogs and magazine publications.

The fashion model/talent/influencer management industry can be divided into many subcategories, including advertising campaigns, catalog/e-commerce, runway, showroom and editorial work. Advertising work involves modeling for advertisements featuring consumer products such as cosmetics, clothing and other items to be placed in magazines and newspapers, on billboards and with other types of media. Catalog and e-commerce work involves modeling of products to be sold through promotional catalogs and Internet commerce sites. Runway work involves modeling at fashion shows, which primarily take place in Paris, Milan, London and New York City. Showroom work involves on-site modeling of products at client showrooms and other events and production “fit” work whereby a model serves as the sizing model for apparel items. Editorial work involves modeling for the cover and editorial sections of magazines and websites.

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

Celebrity Management

Wilhelmina’s Celebrity division seeks to secure endorsement and spokesperson work for celebrities from the worlds of sports, music and entertainment. The Celebrity division has two primary sources of revenue: (i) commissions paid by talent as a percentage of their gross earnings; and (ii) royalties or a service charge paid by clients. Wilhelmina’s Celebrity division management works with emerging artists and established celebrity names to match them with leading fashion brands and companies.

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

Competition

The fashion model/talent management business is highly competitive. New York City, Los Angeles, and Miami, as well as London, Paris, and Milan, are considered the most important markets for the fashion talent management industry.  Most of the leading international firms are headquartered in New York City. Wilhelmina’s principal competitors include other large fashion model management businesses in the U.S., including IMG Models, Elite Model Management, Ford Models, Inc., DNA Model Management, NEXT Model Management, The Lions Model Management, The Society Management, Women 360 Management, and New York Model Management. However, Wilhelmina is the only publicly-owned fashion talent management company in the world.

Competition also includes foreign agencies and smaller U.S. agencies in local markets that recruit local talent and cater to local market needs.  Several of the larger fashion talent firms operate offices in multiple cities and countries or have chosen to partner with local or foreign agencies.

The Company believes that its sources of revenue, mainly generated from commissions and service charges, are comparable to those of its principal competitors.  Therefore, for the Company to obtain a competitive advantage, it must develop and maintain a deep pool of talent and deliver high quality service to its clients.  The Company believes that through its scouting efforts, name recognition, and licensing network, it is able to recruit a deeper pool of talent relative to its competitors. These recruitment tools, coupled with the broad range of fashion boards available to the Company’s talent, enable the Company to develop talent and generate a broader range of revenues relative to its principal competitors. While a broad range of talent and boards provides a level of stability to the business, certain talent may be more inclined to work with a boutique agency that may appear to tailor more specifically to their needs.

For more than 50 years, Wilhelmina and its predecessors have created long-standing client relationships and business activities related to the fashion model management business that provide exposure to diverse markets and demographics. The Company has also developed a professional workforce with years of talent management experience.

Clients and Customers

As of December 31, 2020, Wilhelmina represented a roster of approximately 1,500 active models and talent. Wilhelmina’s active models include Karolína Kurková, Ana Maria Figuerova, Asya Rosh, Bianca Balti, Francisco Henriques, Carla Piera, Alva Clair, Bojana Krsmanovic, Cyrielle Lalande, Mitchell Slaggert, Anne de Paula, Ottawa Efoe, Rainer Andreesen, Erik Van Gils, Kate King, Parker Gregory, Malik Lindo, Malcolm Jackson, Milena Feuerer, Oumar Diouf, Marianna Dantec, Haejin Lee, Hilda Halilovic, Moon Young, Kailand Morris, Riley Harper, Isabela Grutman, Sabey Dantsira, Lauren Auerbach, Davidson Obennebo, Mikkel Jensen, Sasha Melnychuk, Armando Cabral, Lola Hedrickx, Vanessa Cruz, Tommy Hackett, Serena Marquez, Nadia Lee Cohen, Sofia Tesmenitskaya, Nayara Oliviera, Fernando Lindez, Dachuan Jin, Thais Borges, Gracie Phillips, Ludwig Wilsdorff, Claudio Montiero, and Nathan Owens.

Wilhelmina serves approximately 2,400 external clients. Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 3% of overall gross revenues. The top 100 clients of Wilhelmina together accounted for approximately 46% of overall gross revenues during 2020.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool, client roster and its diversification across various talent management segments, together with its name recognition and geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina believes it competed successfully in 2020.

With total advertising expenditures on major media (television, Internet, outdoor, cinema, magazines, and newspapers) of approximately $220 billion in 2020, North America is the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness among advertisers and potential talent;
•	expand the women’s high end fashion board;
•	expand the Aperture division’s representation in commercials, film, and television;
•	expand celebrity and social media influencer representation;
•	expand the Wilhelmina network through strategic geographic market development; and
•	promote model search contests and events and partner on media projects (television, film, books, etc.).

The Company makes use of digital technology to effectively connect with clients and talent, utilizing video conferencing and other digital tools to best position our team to identify opportunities to grow the careers of the talent we represent and expand our business. The Company has made significant investments in technology, infrastructure, and personnel, to support our clients and talent.

EMPLOYEES

As of December 31, 2020, the Company had 70 employees, 42 of whom were located in New York City, five of whom were located at Wilhelmina’s Miami office, 10 of whom were located at Wilhelmina’s Los Angeles office, 11 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas.

TRADEMARKS AND LICENSING

The “Wilhelmina” brand is essential to the success and competitive position of the Company. The “Wilhelmina” trademark is vital to the licensing business because licensees pay for the right to use the trademark. The Company has invested significant resources in the “Wilhelmina” brands in order to obtain the public recognition that these brands currently enjoy. Wilhelmina relies upon domestic and international trademark laws, license agreements and nondisclosure agreements to protect the “Wilhelmina” brand name used in its business. Trademarks registered in the U.S. have a duration of ten years and are generally subject to an indefinite number of renewals for a like period on continued use and appropriate application.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are currently located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of Newcastle Capital Management, L.P. (“NCM”).  NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), the Company’s largest shareholder. The Company occupies a portion of NCM’s space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties in 2006.

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for California-based operations – Los Angeles, CA	3,605	July 31, 2021
Office for Florida-based operations – Miami, FL	2,100	March 31, 2023
Office for London-based operations – London, UK	995	July 19, 2023
Office for Illinois-based operations – Chicago, IL	1,800	June, 30 2021
One model apartment – London, UK	1,400	Month-to-Month
One model apartment – New York, NY	1,800	May 31, 2021
Two model apartments – Miami, FL	2,000	March 31, 2023

The Company’s lease on its former New York City offices expired in February 2021. Due to all of the New York staff working remotely during the ongoing COVID-19 pandemic, Wilhelmina elected not to renew the lease and vacated the premises. The Company presently expects that all employees based in New York will continue to work remotely until it is deemed safe to return to an office environment. At that time, Wilhelmina expects to lease a new office space for its New York City operational headquarters. The Company believes there is sufficient office space available at favorable leasing terms to replace its former office space and to satisfy any need for future expansion.

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

By Order Dated May 8, 2020 (the “Class Certification Order”), the Court denied class certification in the Pressley case, denied class certification with respect to the breach of contract and alleged unpaid usage claims, granted class certification as to the New York Labor Law causes of action asserted by Vretman, Palomares and Trotter, and declined to rule on Wilhelmina’s motions for summary judgment, denying them without prejudice to be re-filed at a later date. On June 12, 2020, the Plaintiffs in both the Shanklin and Pressley actions filed Notices of Appeal to the Appellate Division, First Department, from those portions of the Class Certification Order on which Wilhelmina prevailed. On June 22, 2020, Wilhelmina filed Notices of Cross-Appeal from those portions of the Class Certification order that granted class Certification and denied summary judgment. The Court has directed the parties to non-binding mediation and that process is underway.

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

Market Information

The Company’s $0.01 par value common stock has traded on the Nasdaq Capital Market under the symbol “WHLM” since September 2014. Previously, the common stock was quoted in the over-the-counter market on the OTC Bulletin Board.

The following table shows the high and low sales prices of the common stock for each calendar quarter of 2019 and 2020.

	High	Low
Year Ended December 31, 2019:
1st Quarter	$6.20	$5.05
2nd Quarter	$6.84	$4.68
3rd Quarter	$6.20	$4.82
4th Quarter	$5.54	$3.00

Year Ended December 31, 2020:
1st Quarter	$5.13	$2.35
2nd Quarter	$5.17	$3.15
3rd Quarter	$12.92	$2.32
4th Quarter	$5.84	$2.72

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	60,000	$6.93	340,000
Equity compensation plans not approved by security holders	-	-	-
Total	60,000	$6.93	340,000

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Issuer Repurchases

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended December 31, 2020.

Shareholders

As of March 16, 2021 there were 5,157,344 shares of the Company’s common stock outstanding held by 437 holders of record.

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

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2020 and 2019. This section should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

OVERVIEW

The Company’s primary business is fashion model management and complementary business activities. The business of talent management firms, such as Wilhelmina, depends heavily on the state of the advertising industry, as demand for talent is driven by digital, mobile, print and television advertising campaigns for consumer goods, e-commerce, and retail clients. Wilhelmina believes it has strong brand recognition, which enables it to attract and retain top agents and talent to service a broad universe of clients. In order to take advantage of these opportunities and support its continued growth, the Company will need to continue to successfully allocate resources and staffing in a way that enhances its ability to respond to new opportunities. The Company continues to focus on tightly managing costs, recruiting top agents, and scouting and developing talent.

Although Wilhelmina has a large and diverse client base, it is not immune to global economic conditions, such as the impact from the COVID-19 pandemic. The Company closely monitors economic conditions, client spending, and other industry factors and continually evaluates opportunities to increase the market share of its existing boards and further expand its geographic reach. There can be no assurance as to the effects on Wilhelmina of future economic circumstances, technological developments, client spending patterns, client creditworthiness and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

COVID-19 PANDEMIC

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which spread rapidly throughout the United States and the world. As the global impact of COVID-19 continues, Wilhelmina’s first priority has been to protect the health and safety of its employees and talent. To help mitigate the spread of the virus and in response to health advisories and governmental actions and regulations, the Company has modified its business practices and has implemented health and safety measures that are designed to protect employees and represented talent.

The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, beginning in March 2020, the Company saw a significant reduction in customer bookings, resulting in a negative impact to revenue and earnings. During the second half of 2020, bookings increased from the preceding months, but remained significantly below pre-pandemic levels.

In addition to reduced revenue, business operations have been adversely affected by reductions in productivity, limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to needed locations, and supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations for photoshoots and other bookings. Many of the Company’s customers are large retail and fashion companies, some of which have had to close stores in the United States and internationally due to the spread of COVID-19. Some of these customers have filed for bankruptcy in 2020 and others may be unable to pay amounts already owed to the Company, resulting in increased current and future bad debt expense. These customers also may not emerge from the pandemic with the financial ability, or need, to purchase Wilhelmina’s services to the extent that they did in previous years. Some model talent have been quarantined with family far from the major cities where Wilhelmina’s offices are located, and also away from where most modeling jobs take place. Many U.S. and international airlines have decreased their flight schedules which, as economic activities resumes and clients increase booking requests, may make it difficult for talent to be available when and where they are needed. The B.1.1.7 variant of the COVID-19 virus, which is believed to spread easily and quickly, has particularly impacted the United Kingdom in recent months, resulting in renewed strict lockdowns that have impacted Wilhelmina’s London operations and are continuing into 2021. While these disruptions are currently expected to be temporary, there continues to be uncertainty around the duration.

Postponed and cancelled bookings related to the pandemic contributed significantly to reduced revenues and increased operating losses during 2020. Although some clients increased activity and bookings during the second half of 2020, rising COVID-19 infection rates in cities where Wilhelmina operates could lead to a slower economic recovery in those markets, and possible additional business closings or local mandates that could slow the recovery in operations there. Since Wilhelmina extends customary payment terms to its clients, even as bookings resume, there is likely to be a lag before significant cash collections return. In the meantime, the Company continues to have significant employee, office rent, and other expenses.

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited its access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. Since the pandemic began, many stock markets, including Nasdaq Capital Market where Wilhelmina’s common stock is listed, have been volatile. A further decline in the Company’s stock price would reduce its market capitalization and could require additional goodwill or intangible asset impairment writedowns.

The Company has taken the following actions to address the impact of COVID-19 and the current recessionary environment, in order to efficiently manage the business and maintain adequate liquidity and maximum flexibility:

-	In April 2020, obtained approximately $2.0 million in loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).

-	Eliminated discretionary travel and entertainment expenses.

-	Suspended share repurchases. The terms of the Company’s PPP loans restrict share repurchases until 12 months have passed after full repayment.

-	Did not renew the leases on three New York City model apartments when the terms ended in June and August, 2020.
-	Did not renew the lease on the Company’s New York City office, and required all New York based staff to work remotely.

-	Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.
-	Negotiated discounts with various vendors and service providers.

-	Effective July 1, 2020, implemented layoffs of approximately 36% of its staff, including employees at each of the Company’s five offices, and effected temporary salary reductions for the remaining staff.

If the quarantines and limitations on non-essential work are re-implemented, or persist for an extended period, the Company may need to implement additional cost savings measures.

The Consolidated Appropriations Act, 2021, which includes The COVID-related Tax Relief Act of 2020 and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, was passed and signed into law the last week of 2020.  The many provisions of the legislation include items such as expenses associated with forgiven PPP loans, business meals deductions, individual tax rebates and unemployment benefits.  The Company is currently evaluating the impact of this new legislation.

BREXIT

On January 31, 2020, the United Kingdom (“UK”) withdrew from the European Union (“EU”). Effective January 1, 2021, new visa requirements and other restrictions limit the freedom of movement for British workers to travel to the EU for work, which may impact the ability of the Company’s London office to book modeling photoshoots that take place in the European Union. It may also be more difficult, in the future, for talent represented by Wilhelmina London, but based in the EU, to travel to London and other parts of the UK for photoshoots and campaign work. New immigration sponsorship or visa requirements could discourage fashion brands, and other clients, from booking as frequently in London, which has historically been an international fashion and modeling hub, and could impact the revenue of the Company’s London operations.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

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

Analysis of Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019
(in thousands)	2020	2019	% Change 2020 vs 2019
Service revenues	41,577	75,452	(44.9%)
License fees and other income	26	52	(50.0%)
TOTAL REVENUES	41,603	75,504	(44.9%)
Model costs	29,885	54,249	(44.9%)
REVENUES NET OF MODEL COSTS	11,718	21,255	(44.9%)
GROSS PROFIT MARGIN	28.2%	28.2%
Salaries and service costs	9,142	13,944	(34.4%)
Office and general expenses	3,608	4,408	(18.1%)
Amortization and depreciation	1,249	1,192	4.8%
Goodwill impairment	800	4,845	(83.5%)
Corporate overhead	888	1,038	(14.5%)
OPERATING LOSS	(3,969)	(4,172)	(4.9%)
OPERATING MARGIN	(9.5%)	(5.5%)
Foreign exchange (gain) loss	(16)	97	116.5%
Interest expense	86	117	(26.5%)
LOSS BEFORE INCOME TAXES	(4,039)	(4,386)	(7.9%)
Current income tax expense	(178)	(306)	(41.8%)
Deferred tax expense	(724)	(94)	670.2%
Effective tax rate	(22.3%)	(9.1%)
NET LOSS	(4,941)	(4,786)	3.2%

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. In 2020, the COVID-19 pandemic had a material impact on revenues, as many customers cancelled or postponed bookings while non-essential business activities were temporarily barred in the cities where Wilhelmina operates. Service revenues decreased 44.9% for the year ended December 31, 2020, when compared to the year ended December 31, 2019, primarily due to cancelled bookings resulting from COVID-19, as well as the closure of the Wilhelmina Studios division in the fourth quarter of 2019 and the closure of the hair and makeup artist division in the second half of 2020.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 50.0% for the year ended December 31, 2020, when compared to the year ended December 31, 2019, primarily due to the timing of income from licensing agreements and the closure of Wilhelmina’s Dubai licensee in 2020.

Gross Profit Margin

Gross profit margins were unchanged for the year ended December 31, 2020, when compared to the year ended December 31, 2019.

Salaries and Service Costs

Salaries and service costs consist of payroll and related costs and T&E required to deliver the Company’s services to its clients and talent. The 34.4% decrease in salaries and service costs during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to employee layoffs in July 2020, temporary reductions in staff salaries, the closure of the Wilhelmina Studios division during the fourth quarter of 2019, the closure of the hair and makeup artist division in the second half of 2020, open positions for two executives that resigned in January 2020, and a reduction in share-based payment expense.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  During the year ended December 31, 2020, office and general expenses decreased 18.1% when compared to the year ended December 31, 2019, primarily due to reduced rent expense, legal fees, computer expense, utilities, and other office expenses, partially offset by an increase in bad debt expense.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture and certain finance lease assets. Amortization and depreciation expense increased by 4.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to new equipment being placed in service, which will be depreciated going forward. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $0.2 million in 2020 and $0.4 million in 2019.

Goodwill Impairment

The Company incurred goodwill impairment of $0.8 million and $4.8 million, for the years ended December 31, 2020 and December 31, 2019, respectively, due to the Company’s impairment tests indicating that the carrying value of goodwill exceeded the estimated fair value at the end of the fourth quarter of 2019 and the first quarter of 2020.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent, and travel. Corporate overhead decreased by 14.5% for the year ended December 31, 2020, when compared to the year ended December 31, 2019, primarily due to lower corporate travel costs and temporary reductions in fees to the Company’s Board of Directors.

Operating Income and Operating Margin

Operating loss of $4.0 million and negative operating margin of 9.5% for the year ended December 31, 2020, compared to operating loss of $4.2 million and negative operating margin of 5.5% for the year ended December 31, 2019. The reduced operating loss but increased negative operating margin was primarily due to the combined impact of lower goodwill impairment and operating expenses, as well as decreased revenue net of model costs.

Foreign Currency Loss

The Company realized a gain of $16 thousand from foreign currency exchange during the year ended December 31, 2020, compared to loss of $97 thousand from foreign currency exchange during the year ended December 31, 2019. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense for the years ended December 31, 2020 and December 31, 2019 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018 and on finance leases. See, “Liquidity and Capital Resources.”

Loss before Income Taxes

Loss before income taxes decreased $0.4 million to a loss of $4.0 million for the year ended December 31, 2020, compared to a loss of $4.4 million for the year ended December 31, 2019, primarily due to the decrease in operating loss and foreign currency exchange expense.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. The Company had income tax of $0.9 million for the year ended December 31, 2020, compared to $0.4 million for the year ended December 31, 2019. The Company reported income tax expense for 2020 despite a pre-tax loss due primarily to a $1.5 million valuation allowance recorded against deferred tax assets. The valuation allowance was the result of management’s assessment as of December 31, 2020 that the benefit of the Company’s deferred tax assets would not be realized primarily due to the impact of the COVID-19 pandemic on its business.

Net Income

The Company had a net loss of $4.9 million for the year ended December 31, 2020, compared to net loss of $4.8 million for the year ended December 31, 2019, primarily due to the increase in income tax expense, partially offset by the decrease in operating loss.

Liquidity and Capital Resources

The Company’s cash balance decreased to $5.6 million at December 31, 2020 from $7.0 million at December 31, 2019. The cash balance decreased primarily as a result of $2.0 million net cash used by operating activities and $0.2 million cash used in investing activities, partially offset by $0.6 million cash provided by financing activities, as well as $0.1 million foreign currency effect on cash flow.

Net cash used in operating activities of $2.0 million was primarily the result of net loss and decreases in amounts due to models, accounts payable and accrued liabilities, and lease liabilities, partially offset by decreases in accounts receivable and right of use assets. The $0.2 million cash used in investing activities was attributable to purchases of property and equipment, including software and computer equipment. The $0.6 million of cash used in financing activities was primarily attributable to receipt of $2.0 million of PPP loans, partially offset by $1.3 million principal payments on the Company’s Amegy Bank term loans, and payments on finance leases.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts and servicing its remaining term loan. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. The COVID-19 pandemic has had an impact on the Company’s cash flows during the year ended December 31, 2020, primarily due to reduced bookings and modeling jobs and delayed payments from customers. The Company has taken actions to address the impact of COVID-19 by reducing expenses and has the ability to implement more significant cost savings measures if the current limitations on non-essential work persist for an extended period. Based on 2021 budgeted and year-to-date cash flow information, management believes that the Company has sufficient liquidity to meet its projected operational expenses and capital expenditure requirements for the next twelve months.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2020, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.7 million. The revolving line of credit presently expires October 24, 2022.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock in a private transaction. The term loan bore interest at 4.5% per annum and was payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule. A final $0.6 million payment of principal and interest was paid on October 28, 2020.

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

Amounts outstanding under the additional term loan reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of December 31, 2020, a total of $0.7 million was outstanding on the term loan.

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the old $20.0 million minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it will be tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period.

Paycheck Protection Program Loan

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the PPP. The Sub PPP Loan originally matured on April 13, 2022 and bears interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Sub PPP Loan was extended to mature on April 13, 2025 and is payable in 44 equal monthly payments of $43 thousand commencing in August 2021.

On April 18, 2020, the Company executed a Business Loan Agreement and a Promissory Note each dated April 17, 2020 (collectively, the “Parent PPP Loan Documents”), with respect to a loan in the amount of $128 thousand (the “Parent PPP Loan”) from Amegy Bank. The Parent PPP Loan was also obtained pursuant to the PPP. The Parent PPP Loan originally matured on April 17, 2022 and bears interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Parent PPP Loan was extended to mature on April 17, 2025 and is payable in 44 equal monthly payments of $3 thousand commencing in August 2021.

Both the Sub PPP Loan and the Parent PPP Loan (collectively, the “PPP Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. Both the Sub PPP Loan Documents and the Parent PPP Loan Documents contain various provisions related to the PPP, as well customary representations, warranties, covenants, events of default and other provisions. Neither of the PPP Loans is secured by either the Borrower or the Company, and both are guaranteed by the SBA. All or a portion of the PPP Loans may be forgiven by the SBA upon application by the Borrower or the Company, respectively, accompanied by documentation of expenditures in accordance with the SBA requirements under the PPP. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven is applied to outstanding principal, and would be recorded as forgiveness of debt income.

As of December 31, 2020, a total of $2.0 million was outstanding on the PPP Loans.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the Company’s revolving credit facility with Amegy Bank. The letter of credit served as security under the lease relating to the Company’s office space in New York City that expired on February 28, 2021.

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

Our revenues are derived primarily from fashion model bookings, and representation of social media influencers and actors for commercials, film, and television. Our performance obligations are primarily satisfied at a point in time when the talent has completed the contractual requirements.

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

Share Based Compensation

Share-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized on a straight line basis as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures and expected dividends.

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

Goodwill and Intangible Asset Impairment Testing

The Company performs impairment testing at least annually and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The Company sometimes utilizes an independent valuation specialist to assist with the determination of fair value. In accordance with ASU 2017-03, effective January 1, 2020, only a one-step quantitative impairment test is performed, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill.

Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the goodwill impairment test. Otherwise, the goodwill impairment test is not required. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends, an assessment of whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of any such impact

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

2.	Financial Statement Schedules:

The information required by this item is not applicable.

3.	Exhibits:

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).

3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).

4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).

10.1	Mutual Support Agreement, dated August 25, 2008, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Annex D to the Proxy Statement on Schedule 14A filed December 22, 2008).

10.2	First Amendment to Mutual Support Agreement, dated October 18, 2010, by and among Newcastle Partners, L.P., Dieter Esch, Lorex Investments AG, Brad Krassner and Krassner Family Investments Limited Partnership (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 21, 2010).

10.3	Credit Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 5, 2011).

10.4	Promissory Note, dated as of April 20, 2011, by and between Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed May 5, 2011).

10.5	Pledge and Security Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed May 5, 2011).

10.6	Guaranty, dated as of April 20, 2011, by the guarantor signatories thereto for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.4 to Form 8-K filed May 5, 2011).

10.7	First Amendment to Credit Agreement, dated January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed January 19, 2012).

10.8	Amended and Restated Line of Credit Promissory Note, dated as of January 1, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed January 19, 2012).

10.9	First Amendment to Pledge and Security Agreement, dated as of January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed January 19, 2012).

10.10	Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2012).

10.11	Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2012).

10.12	Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed October 30, 2012).

10.13	Third Amendment to Pledge and Security Agreement, dated as of July 31, 2014, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.30 to Form 10-K filed March 27, 2015).

10.14	Fourth Amendment to Credit Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.32 to Form 10-Q filed November 16, 2015).

10.15	Third Amended and Restated Line of Credit Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.33 to Form 10-Q filed November 16, 2015).

10.16	Term Loan Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.34 to Form 10-Q filed November 16, 2015).

10.17	Third Amendment to Pledge and Security Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.35 to Form 10-Q filed November 16, 2015).

10.18	Fifth Amendment to Credit Agreement dated May 13, 2016, by and among Wilhelmina International, Inc., Amegy Bank National Association and the guarantors signatory thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 17, 2016).

10.19	Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note dated November 9, 2016, between Wilhelmina International, Inc. and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 14, 2016).

10.20	Seventh Amendment to Credit Agreement dated May 4, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 8, 2017).

10.21	Eighth Amendment to Credit Agreement and Waiver dated August 1, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 4, 2017).

10.22	Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit Note dated October 24, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 9, 2017).

10.23	Tenth Amendment to Credit Agreement dated July 12, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2018).

10.24	Promissory Note dated July 12, 2018, by and between Wilhelmina International, Inc. and ZB, N.A. dba Amegy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K files July 17, 2018).

10.25	Eleventh Amendment to Credit Agreement and Third Amendment to Line of Credit Note dated October 24, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 9, 2018).

10.26	Twelfth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated October 24, 2019, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2019).

10.27	Thirteenth Amendment to Credit Agreement dated March 26, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.27 to Form 10-K filed March 30, 2020).

10.28	Fourteenth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated May 12, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2020).

10.29	Fifteenth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated November 10, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2020).

10.30	Business Loan Agreement and Promissory Note, each dated April 13, 2020, between Wilhelmina International, Ltd. and Zions Bancorporation, N.A. dba Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 21, 2020).

10.31	Business Loan Agreement and Promissory Note, each dated April 17, 2020, between Wilhelmina International, Inc. and Zions Bancorporation, N.A. dba Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 21, 2020).

10.32*	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).

10.33*	Form of Stock Option Grant Agreement (incorporated by reference from Exhibit 10.21 to Form 10-K filed March 23, 2017).

10.34*	Letter agreement dated April 4, 2016 between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Includes compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 16, 2021	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Executive Chairman (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2021.

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

WILHELMINA INTERNATOINAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Wilhelmina International, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Trademarks and Trade Name Impairment Assessment - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements, the Company’s trademarks and trade name with indefinite lives had a balance of approximately $8.5 million at December 31, 2020. As described in Note 2 to the consolidated financial statements, the Company's trademarks and trade name are tested for impairment at least annually. The Company elected not to perform the qualitative assessment (Step 0) in connection with testing its trademarks and trade name for impairment. Instead, a quantitative assessment (Step 1) was performed using the royalty-relief method, which is based upon projected revenues and estimated royalty and discount rates. The determination of the fair value of the trademarks and trade name requires management to make significant estimates and assumptions related to forecasts of future revenues and royalty and discount rates.  As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the trademarks and trade name and the amount of any impairment expense recognized.

We identified the Step 1 trademarks and trade name impairment assessment as a critical audit matter, as auditing management’s judgments regarding forecasts for future revenue and royalty and discount rates involve a high degree of subjectivity and an increased extent of audit effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the critical audit matter included the following:

•	We obtained an understanding of the design and implementation of internal controls over the estimates and assumptions used by management in the determination of the fair value of the trademarks and trade name including controls addressing:
o	Management’s review and approval of key assumptions and inputs, including financial projections, projected growth rates of revenues, capitalization, royalty and discount rates and peer information used in the model.
o	The completeness and accuracy of the model.

•	We performed, with the assistance of an auditor employed valuation specialist, substantive procedures on management’s estimates and assumptions used in determining the fair value of the trademarks and trade name including:
o	We evaluated the reasonableness of management’s forecasts of future revenues by comparing these forecasts to historical operating results and considered whether such assumptions were consistent with evidence obtained in other areas of the audit.
o	We tested the mathematical accuracy of the model, as well as the completeness and accuracy of the information used in it.
o	We evaluated the appropriateness of the methodology used, as well as the capitalization, royalty and discount rate assumptions.
o	We prepared a benchmarking analysis comparing the royalty rate used in the model with third party licensing transactions and developed an independent estimate using an implied royalty rate based on a profit split method.
o	We performed sensitivity analysis of the significant assumptions (i.e. projected revenues, royalty and discount rates) to evaluate the changes in the fair value of the trademarks and trade name that would result from such changes in the assumptions.

We have served as the Company's auditor since 2012.

/s/ Baker Tilly US, LLP
Plano, Texas

March 16, 2021

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

(In thousands, except share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,556	$6,993
Accounts receivable, net of allowance for doubtful accounts of $1,635 and $1,423, respectively	7,146	9,441
Prepaid expenses and other current assets	105	243
Total current assets	12,807	16,677

Property and equipment, net of accumulated depreciation of $5,451 and $4,300, respectively	928	1,925
Right of use assets-operating	585	1,261
Right of use assets-finance	218	316
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	8,347
Other assets	93	115

TOTAL ASSETS	$30,645	$37,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,867	$3,815
Due to models	6,265	7,495
Lease liabilities – operating, current	435	1,055
Lease liabilities – finance, current	77	94
Term loans - current	414	1,257
Total current liabilities	10,058	13,716

Long term liabilities:
Deferred income taxes, net	1,449	725
Lease liabilities – operating, non-current	180	328
Lease liabilities – finance, non-current	149	225
Term loans - non-current	2,303	743
Total long-term liabilities	4,081	2,021

Total liabilities	14,139	15,737

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at December 31, 2020 and December 31, 2019	65	65
Treasury stock, 1,314,694 and 1,309,861 at December 31, 2020 and December 31, 2019, at cost	(6,371)	(6,352)
Additional paid-in capital	88,487	88,471
Accumulated deficit	(65,756)	(60,815)
Accumulated other comprehensive income	81	2
Total shareholders’ equity	16,506	21,371

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,645	$37,108

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2020 and 2019

(In thousands, except per share data)

	2020	2019
Revenues:
Service revenues	$41,577	$75,452
License fees and other income	26	52
Total revenues	41,603	75,504

Model costs	29,885	54,249

Revenues, net of model costs	11,718	21,255

Operating expenses:
Salaries and service costs	9,142	13,944
Office and general expenses	3,608	4,408
Amortization and depreciation	1,249	1,192
Goodwill impairment	800	4,845
Corporate overhead	888	1,038
Total operating expenses	15,687	25,427
Operating loss	(3,969)	(4,172)

Other expense:
Foreign exchange (gain) loss	(16)	97
Interest expense, net	86	117
Total other expense	70	214

Loss before provision for income taxes	(4,039)	(4,386)

Provision for income taxes:
Current	(178)	(306)
Deferred	(724)	(94)
Income tax expense	(902)	(400)

Net loss	$(4,941)	$(4,786)

Other comprehensive income:
Foreign currency translation	79	95
Total comprehensive loss	$(4,862)	$(4,691)

Basic net loss per common share	$(0.96)	$(0.92)
Diluted net loss per common share	$(0.96)	$(0.92)

Weighted average common shares outstanding-basic	5,158	5,184
Weighted average common shares outstanding-diluted	5,158	5,184

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	6,472	$65	(1,264)	$(6,093)	$88,255	$(56,029)	$(93)	$26,105
Share based payment expense	-	-	-	-	216	-	-	216
Net loss	-	-	-	-	-	(4,786)	-	(4,786)
Purchases of treasury stock	-	-	(46)	(259)	-	-	-	(259)
Foreign currency translation	-	-	-	-	-	-	95	95
Balances at December 31, 2019	6,472	$65	(1,310)	$(6,352)	$88,471	$(60,815)	$2	$21,371
Share-based payment expense	-	-	-	-	16	-	-	16
Net loss	-	-	-	-	-	(4,941)	-	(4,941)
Purchases of treasury stock	-	-	(5)	(19)	-	-	-	(19)
Foreign currency translation	-	-	-	-	-	-	79	79
Balances at December 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,487	$(65,756)	$81	$16,506

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

 (In thousands)

	2020	2019
Cash flows from operating activities:
Net loss:	$(4,941)	$(4,786)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and depreciation	1,249	1,192
Goodwill impairment	800	4,845
Share-based payment expense	16	216
Deferred income taxes	724	94
Bad debt expense	173	11
Changes in operating assets and liabilities:
Accounts receivable	2,122	2,449
Prepaid expenses and other current assets	138	(46)
Right of use assets-operating	676	1,143
Other assets	22	(1)
Due to models	(1,230)	(1,314)
Lease liabilities-operating	(768)	(1,219)
Accounts payable and accrued liabilities	(948)	(1,047)
Net cash (used in) provided by operating activities	(1,967)	1,537

Cash flows from investing activities:
Purchases of property and equipment	(154)	(394)
Net cash used in investing activities	(154)	(394)

Cash flows from financing activities:
Purchases of treasury stock	(19)	(259)
Payments on finance leases	(93)	(111)
Proceeds from loan	1,975	-
Payments on term loans	(1,258)	(623)
Net cash provided by (used in) financing activities	605	(993)

Foreign currency effect on cash flows:	79	95

Net change in cash and cash equivalents:	(1,437)	245
Cash and cash equivalents, beginning of year	6,993	6,748
Cash and cash equivalents, end of year	$5,556	$6,993

Supplemental disclosures of cash flow information:
Cash paid for interest	$77	$114
Cash paid for income taxes	$233	$5

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Note 1.  Business Activity

Overview

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, Chicago, and London, as well as a network of licensees. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies.

Note 2.  Summary of Significant Accounting Policies

The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The following is a summary of significant policies used in the preparation of the accompanying financial statements.

Principles of Consolidation and Basis of Presentation

The financial statements include the consolidated accounts of Wilhelmina and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Under the revenue standard, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Service Revenues

Our service revenues are derived primarily from fashion model bookings and representation of social media influencers and actors for commercials, film, and television. Revenues from services are recognized and related model costs are accrued when the customer obtains control of the Company’s product, which occurs at a point in time, typically when the talent has completed the contractual requirement. The Company expenses incremental costs of obtaining a contract as and when incurred because the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. Our performance obligations are primarily satisfied at a point in time when the talent has completed the contractual requirements.

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

Contract Assets

Contract assets, which primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date are included within accounts receivable and approximated $0.1 million and $2.1 million at December 31, 2020 and 2019, respectively.

Advances to Models

Advances to models for the cost of initial portfolios and other out-of-pocket costs, which are reimbursable only from collections from the Company’s clients as a result of future work, are expensed to model costs as incurred net of such costs that are expected to be recouped.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for doubtful accounts, useful lives for depreciation and amortization, income taxes, the assumptions used for share-based compensation, and impairments of goodwill and long-lived assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the allowance. At December 31, 2020, the Company had an allowance of $1.6 million, and recorded an $0.2 million bad debt charge to earnings. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  The Company generally does not require collateral.

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, and London. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At December 31, 2020, the Company had cash balances in excess of FDIC insurance coverage of approximately $2.4 million. Balances in London accounts are covered by Financial Services Compensation Scheme (“FSCS”) limits of £75 thousand or approximately $0.1 million per institution. At December 31, 2020, the Company had cash balances in excess of FSCS coverage of approximately $2.7 million. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. The Company’s intangible assets other than goodwill consist of trademarks and trade name.  Goodwill and intangible assets with indefinite lives are not subject to amortization, but rather to an annual assessment of impairment by applying a fair-value based test. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests.

At least annually, the Company assesses whether the carrying value of its goodwill and intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. The Company sometimes utilizes an independent valuation specialist to assist with the determination of fair value. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2020 approximated $11 thousand, as compared to $35 thousand of advertising expense for the year ended December 31, 2019.

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

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved. Federal tax returns for tax years 2017 through 2019 remained open for examination as of December 31, 2020.

Share-Based Compensation

The Company utilizes share-based awards as a form of compensation for certain officers. The Company records compensation expense for all awards granted. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grants.

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

In October 2020, the FASB issued ASU No. 2020-10 “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The standard is effective for the Company in the first quarter of 2021. The Company does not expect the adoption of the new accounting rules to have a material impact on its consolidated financial statements.

Note 3.  Debt

The Company has a credit agreement with Amegy Bank which provides a $4.0 million revolving line of credit and previously provided up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is also subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of December 31, 2020, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.7 million. The revolving line of credit presently expires October 24, 2022.

On August 16, 2016, the Company drew $2.7 million of the term loan and used the proceeds to fund the purchase of shares of its common stock in a private transaction. The term loan bore interest at 4.5% per annum and was payable in monthly payments of interest only until November, 2016, followed by 47 equal monthly payments of principal and interest computed on a 60-month amortization schedule. A final $0.6 million payment of principal and interest was paid on October 28, 2020.

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

Amounts outstanding under the additional term loan reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of December 31, 2020, a total of $0.7 million was outstanding on the term loan.

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the previously required $20.0 million minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it will be tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period.

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the PPP. The Sub PPP Loan originally matured on April 13, 2022 and bears interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Sub PPP Loan was extended to mature on April 13, 2025 and is payable in 44 equal monthly payments of $43 thousand commencing in August 2021.

On April 18, 2020, the Company executed a Business Loan Agreement and a Promissory Note each dated April 17, 2020 (collectively, the “Parent PPP Loan Documents”), with respect to a loan in the amount of $128 thousand (the “Parent PPP Loan”) from Amegy Bank. The Parent PPP Loan was also obtained pursuant to the PPP. The Parent PPP Loan originally matured on April 17, 2022 and bears interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Parent PPP Loan was extended to mature on April 17, 2025 and is payable in 44 equal monthly payments of $3 thousand commencing in August 2021.

Both the Sub PPP Loan and the Parent PPP Loan (collectively, the “PPP Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. Both the Sub PPP Loan Documents and the Parent PPP Loan Documents contain various provisions related to the PPP, as well customary representations, warranties, covenants, events of default and other provisions. Neither of the PPP Loans is secured by either the Borrower or the Company, and both are guaranteed by the SBA. All or a portion of the PPP Loans may be forgiven by the SBA upon application by the Borrower or the Company, respectively, accompanied by documentation of expenditures in accordance with the SBA requirements under the PPP. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven is applied to outstanding principal, and would be recorded as income.

As of December 31, 2020, a total of $2.0 million was outstanding on the PPP Loans.

As of December 31, 2020, future maturities of long term debt were as follows (in thousands):

2021	414
2022	738
2023	884
2024	545
2025	136
Total	2,717

Note 4.  Property and Equipment

Property and equipment at December 31, 2020 and 2019 was comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Furniture and fixtures	$1,490	$1,488
Software and software development costs	2,944	2,944
Computer and equipment	981	829
Leasehold improvements	964	964
Total	6,379	6,225
Less: Accumulated depreciation	(5,451)	(4,300)
Property and equipment, net	$928	$1,925

For the years ended December 31, 2020 and 2019, depreciation expense totaled $1.2 million and $1.0 million, respectively. Depreciation expense increased primarily due to new assets being placed into service in 2020 and 2019.

Note 5.  Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment. These operating leases expire at various dates through 2024. In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreements. The Company also leases certain corporate office space from an affiliate.

During 2020, $0.1 million of lease payments were classified as amortization expense, and included within cash used in financing activities on the Company’s statement of cash flows. At December 31, 2020, the weighted-average remaining lease term was 1.4 years for operating leases and 3.5 years for finance type leases. At December 31, 2020, the weighted average discount rate was 4.1% for operating leases and 5.2% for finance type leases.

The following table presents additional information regarding the Company’s financing and operating leases for the year ended December 31, 2019 (in thousands):

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Finance lease expense
Amortization of ROU assets	$97	$102
Interest on lease liabilities	14	8
Operating lease expense	1,157	1,159
Short term lease expense	250	273
Cash paid for amounts included in the measurement of lease liabilities for finance leases
Financing cash flows	109	113
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	1,140	1,236
ROU assets obtained in exchange for lease liabilities
Finance leases	-	452
Operating leases	332	2,404

As of December 31, 2020, future maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
2021	446	86
2022	117	55
2023	68	55
2024	-	50
Total	631	246
Less: Present value discount	(16)	(20)
Lease liability	$615	$226

The following table summarizes future minimum payments under the current lease agreements:

Years Ending December 31	Amount (in thousands)
2021	563
2022	173
2023	122
2024	50
Total	$908

Rent expense totaled approximately $1.5 million for each of the years ended December 31, 2020 and 2019.

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

By Order Dated May 8, 2020 (the “Class Certification Order”), the Court denied class certification in the Pressley case, denied class certification with respect to the breach of contract and alleged unpaid usage claims, granted class certification as to the New York Labor Law causes of action asserted by Vretman, Palomares and Trotter, and declined to rule on Wilhelmina’s motions for summary judgment, denying them without prejudice to be re-filed at a later date. On June 12, 2020, the Plaintiffs in both the Shanklin and Pressley actions filed Notices of Appeal to the Appellate Division, First Department, from those portions of the Class Certification Order on which Wilhelmina prevailed. On June 22, 2020, Wilhelmina filed Notices of Cross-Appeal from those portions of the Class Certification order that granted class Certification and denied summary judgment. The Court has directed the parties to non-binding mediation and that process is underway.

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

Note 7.  Income Taxes

The following table summarizes the income tax (expense) benefit for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Current:
Federal	$-	$-
State	(36)	(30)
Foreign	(142)	(276)
Current Total	(178)	(306)
Deferred:
Federal	(633)	(36)
State	(91)	(58)
Foreign	-	-
Deferred Total	(724)	(94)
Total	$(902)	$(400)

The income tax expense differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The following table shows the reasons for these differences (in thousands):

	2020	2019
Computed income tax benefit at statutory rate	$789	$944
Increase in taxes resulting from:
Permanent and other deductions, net	51	(55)
Goodwill impairment	(120)	(727)
Global intangible low-taxed income	(113)	(200)
Foreign income taxes	10	-
State income taxes, net of federal benefit	120	(9)
Deferred tax effects	(153)	(13)
Valuation allowance	(1,486)	(340)
Total income tax expense	$(902)	$(400)
Effective tax rate	22.3%	9.1%

The Company reported income tax expense of $0.9 million for 2020 despite a pre-tax loss. The expense was primarily due to a $1.5 million valuation allowance recorded against deferred tax assets. The valuation allowance was the result of management’s assessment as of December 31, 2020 that it was not more likely than not that the benefit of the Company’s deferred tax assets would be realized primarily due to the impact of the COVID-19 pandemic on its business. Income tax expense for 2020 was also impacted by foreign taxes in the United Kingdom related to the Company’s London office that are not deductible for U.S. income tax purposes. In addition, the $0.8 million goodwill impairment recorded in 2020 resulted in only a $0.1 million tax benefit due to certain permanent tax differences.

The Company reported income tax expense of $0.4 million for 2019 despite a pre-tax loss due primarily to a $0.3 million valuation allowance recorded against deferred tax assets related to forfeited stock options. Income tax expense for 2019 was also impacted by foreign taxes in the United Kingdom related to the Company’s London office that are not deductible for U.S. income tax purposes. In addition, the $4.8 million goodwill impairment recorded in 2019 resulted in only a $0.3 million tax benefit due to certain permanent tax differences.

The following table shows the tax effect of significant temporary differences, which comprise the deferred tax asset and liability (in thousands):

	2020	2019
Deferred tax asset:
Net operating loss carryforward	$1,063	$103
Foreign tax credits	483	483
Accrued expenses	396	549
Allowance for doubtful accounts	78	85
Lease liability	146	422
Share-based compensation	49	384
Other intangible assets	30	36
Interest expense limitation	23	11
Less: Valuation allowance	(1,486)	(340)
Total deferred income tax asset	782	1,733
Deferred tax liability:
Property and equipment	(159)	(393)
Right of use asset	(136)	(391)
Intangible assets-brand name	(1,197)	(1,079)
Goodwill	(288)	(257)
Other intangible assets	(451)	(338)
Total deferred income tax liability	(2,231)	(2,458)
Net deferred tax liability	$(1,449)	$(725)

The presentation of net deferred tax assets and liabilities are presented as noncurrent within the Company’s Consolidated Balance Sheets. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The Company recognizes a valuation allowance for deferred tax assets when it is more likely than not that these assets will not be realized. In making this determination, all positive and negative evidence is considered, including future reversals of existing taxable temporary differences, tax planning strategies, future taxable income, and taxable income in prior carryback years.

At December 31, 2020 and December 31, 2019, the Company has $4.3 million and $0.5 million, respectively, of federal net operating loss carryforwards, of which $0.5 million expires in 2037 and the remainder do not expire. Additionally, the Company has $0.5 million of U.S. federal foreign tax credit carryforwards, which expire between 2023 and 2029.

The Company does not believe that it had any significant uncertain tax positions at December 31, 2020 and December 31, 2019, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

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

From 2012 through December 31, 2020, the Company repurchased an aggregate of 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the year ended December 31, 2020, 4,833 shares were repurchased at an average price of $4.04 per share. The repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at 200 Crescent Court, Suite 1400, Dallas, Texas 75201, which are also the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2,500 per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $30 thousand for each of the years ended December 31, 2020 and 2019. The Company did not owe NCM any amounts under the services agreement as of December 31, 2020.

Note 10.  Stock Options and Stock Purchase Warrants

During 2015, shareholders of the Company approved the 2015 Incentive Plan which authorized the issuance of up to an 500,000 shares of the common stock pursuant to stock options, restricted stock, stock appreciation rights and other equity incentives awarded to directors, officers, consultants, advisors and employees of the Company. Stock option awards under the 2015 Incentive Plan are granted at the market value of the common stock on the date of grant, have vesting periods of five years, and expire to the extent unexercised after ten years.

Under the 2015 Incentive Plan, no stock option awards were granted during 2020 or 2019. No stock options were exercised during either 2020 or 2019.

The following table shows a summary of stock option transactions under the 2015 Incentive Plan during 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2018	460,000	$7.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, December 31, 2019	460,000	$7.34
Granted	-	-
Exercised	-	-
Forfeited or expired	(400,000)	(7.40)
Outstanding, December 31, 2020	60,000	$6.93

Weighted average remaining contractual life was 5.83 years at December 31, 2020 and 6.61 years at December 31, 2019. The exercise price of all stock options was below the market value at both December 31, 2020 and 2019. Therefore, there is no intrinsic value at December 31, 2020 and 2019. Total unrecognized compensation expense on options outstanding as of December 31, 2020 was $8 thousand. Options to purchase 42,000 shares of common stock were exercisable as of December 31, 2020.

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

Note 11.  Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan, which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 100% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company may make discretionary contributions. No discretionary contributions were made during the years ended December 31, 2020 and 2019.

Note 12.  Goodwill

Changes to the carrying amount of Goodwill are as follows (in thousands):

	U.S. Goodwill	London Goodwill	Total
Balances at December 31, 2018	$12,563	$629	$13,192
2019 Goodwill impairment	(4,845)	-	(4,845)
Balance as of December 31, 2019	7,718	629	8,347
2020 Goodwill Impairment	(800)	-	(800)
Balance as of December 31, 2020	$6,918	$629	$7,547

In March 2020 and December 2019, the Company determined there were triggering events, primarily caused by a sustained decrease in the Company’s stock price. The results of the goodwill impairment tests indicated that the carrying values exceeded the estimated fair values. Thus, during March 2020 and December 2019, the Company recorded impairment charges of $0.8 million and $4.8 million, respectively, related to its goodwill. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

