Form 10-Q
period 2021-03-31
Wilhelmina International, Inc.
filed 2021-05-12
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36589

WILHELMINA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2781950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 LBJ Freeway, Lockbox #25, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2021, the registrant had 5,157,344 shares of common stock outstanding.

1

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2021

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,737	$5,556
Accounts receivable, net of allowance for doubtful accounts of $1,707 and $1,635, respectively	7,989	7,146
Prepaid expenses and other current assets	548	105
Total current assets	14,274	12,807

Property and equipment, net of accumulated depreciation of $5,693 and $5,451, respectively	690	928
Right of use assets-operating	585	585
Right of use assets-finance	194	218
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	93	93

TOTAL ASSETS	$31,850	$30,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,057	$2,867
Due to models	6,975	6,265
Lease liabilities – operating, current	335	435
Lease liabilities – finance, current	69	77
Term loan – current	202	414
Total current liabilities	10,638	10,058

Long term liabilities:
Net deferred income tax liability	1,486	1,449
Lease liabilities – operating, non-current	261	180
Lease liabilities – finance, non-current	133	149
Term loan – non-current	621	2,303
Total long term liabilities	2,501	4,081

Total liabilities	13,139	14,139

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at March 31, 2021 and December 31, 2020	65	65
Treasury stock, 1,314,694 shares at March 31, 2021 and December 31, 2020, at cost	(6,371)	(6,371)
Additional paid-in capital	88,490	88,487
Accumulated deficit	(63,535)	(65,756)
Accumulated other comprehensive income	62	81
Total shareholders’ equity	18,711	16,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,850	$30,645

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2021 and 2020

 (In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Service revenues	$11,966	$14,547
License fees and other income	10	5
Total revenues	11,976	14,552

Model costs	8,639	10,606

Revenues, net of model costs	3,337	3,946

Operating expenses:
Salaries and service costs	1,871	3,127
Office and general expenses	855	1,055
Amortization and depreciation	266	294
Goodwill impairment	-	800
Corporate overhead	245	309
Total operating expenses	3,237	5,585
Operating income (loss)	100	(1,639)

Other expense (income):
Foreign exchange loss (gain)	68	(65)
Gain on forgiveness of loan	(1,865)	-
Employee retention credit	(426)	-
Interest expense	29	27
Total other income	(2,194)	(38)

Income (loss) before provision for income taxes	2,294	(1,601)

Provision for income taxes:
Current	(36)	(59)
Deferred	(37)	(1,000)
Provision for income taxes, net	(73)	(1,059)

Net income (loss)	$2,221	$(2,660)

Other comprehensive income (loss):
Foreign currency translation adjustment	(19)	(234)
Total comprehensive income (loss)	2,202	(2,894)

Basic net income (loss) per common share	$0.43	$(0.52)
Diluted net income (loss) per common share	$0.43	$(0.52)

Weighted average common shares outstanding-basic	5,157	5,160
Weighted average common shares outstanding-diluted	5,157	5,160

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	6,472	$65	(1,310)	$(6,352)	$88,471	$(60,815)	$2	$21,371
Share based payment expense	-	-	-	-	6	-	-	6
Net loss to common shareholders	-	-	-	-	-	(2,660)	-	(2,660)
Purchases of treasury stock	-	-	(5)	(19)	-	-	-	(19)
Foreign currency translation	-	-	-	-	-	-	(234)	(234)
Balances at March 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,477	$(63,475)	$(232)	$18,464

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,487	$(65,756)	$81	$16,506
Share based payment expense	-	-	-	-	3	-	-	3
Net income to common shareholders	-	-	-	-	-	2,221	-	2,221
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balances at March 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,490	$(63,535)	$62	$18,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss):	$2,221	$(2,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	266	294
Goodwill impairment	-	800
Share based payment expense	3	6
Gain on forgiveness of loan	(1,865)	-
Employee retention credit	(365)	-
Deferred income taxes	37	1,000
Bad debt expense	36	36
Changes in operating assets and liabilities:
Accounts receivable	(879)	560
Prepaid expenses and other current assets	(78)	(46)
Right of use assets-operating	-	256
Other assets	-	2
Due to models	710	(698)
Lease liabilities-operating	(19)	(280)
Accounts payable and accrued liabilities	207	(438)
Net cash provided by (used in) operating activities	274	(1,168)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(56)
Net cash used in investing activities	(4)	(56)

Cash flows from financing activities:
Purchases of treasury stock	-	(19)
Payments on finance leases	(24)	(21)
Repayment of term loan	(46)	(186)
Net cash used in financing activities	(70)	(226)

Foreign currency effect on cash flows:	(19)	(234)

Net change in cash and cash equivalents:	181	(1,684)
Cash and cash equivalents, beginning of period	5,556	6,993
Cash and cash equivalents, end of period	$5,737	$5,309

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$24

Noncash investing and financing activities:
Gain on forgiveness of loan	$1,865	-

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations and comprehensive income (loss), statements of shareholders’ equity, and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 3.  New Accounting Standards

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 in order to reduce the complexity of its application. ASU 2019-12 also improves consistency and simplifies existing guidance by clarifying and amending certain specific areas of Topic 740. The guidance was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted and is to be adopted prospectively, modified retrospectively or retrospectively depending on the associated exception. The Company examined all of the exceptions and have determined none are currently applicable. The Company adopted this standard in the first quarter of 2021, and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU No. 2020-10 “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The standard was effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s consolidated financial statements.

Note 4.  Foreign Currency Translation

The functional currency of our subsidiary in the United Kingdom is the British Pound. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Results of operations are translated using the weighted average exchange rates during the reporting periods. Related translation adjustments are accumulated in a separate component of stockholder's equity and transaction gains and losses are recognized int he consolidated statements of operations and comprehensive (loss) income when realized.

Note 5.  Debt

The Company has a credit agreement with Amegy Bank which originally provided a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduced the availability under the revolving line of credit. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2021, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.8 million. The revolving line of credit presently expires October 24, 2022.

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

Amounts outstanding under the additional term loan reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of March 31, 2021, a total of $0.7 million was outstanding on the term loan.

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

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the PPP. The Sub PPP Loan originally matured on April 13, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Sub PPP Loan was extended to mature on April 13, 2025. On March 27, 2021, the Company received notice from the SBA that the Sub PPP loan, including $17 thousand accrued interest, had been fully forgiven, resulting in $1.9 million of gain on forgiveness of loan recorded within other expenses (income) during the quarter ended March 31, 2021.

On April 18, 2020, the Company executed a Business Loan Agreement and a Promissory Note each dated April 17, 2020 (collectively, the “Parent PPP Loan Documents”), with respect to a loan in the amount of $128 thousand (the “Parent PPP Loan”) from Amegy Bank. The Parent PPP Loan was also obtained pursuant to the PPP. The Parent PPP Loan originally matured on April 17, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Parent PPP Loan was extended to mature on April 17, 2025. Subsequent to the quarter ended March 31, 2021, on April 3, 2021, the Company received notice from the SBA that the Parent PPP Loan, including $1 thousand accrued interest, had been fully forgiven. As the loan was forgiven subsequent to the end of the first quarter of 2021, the Parent PPP Loan liability of $.1 million remained on the Company’s balance sheet at March 31, 2021.

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

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of valuation allowances on deferred tax assets, certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company's effective tax rate for the quarter ended March 31, 2021 decreased from prior years as a result of tax-exempt income related to the Paycheck Protection Program loans. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not federal U.S. taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. As of March 31, 2021, due primarily to the effects of the COVID-19 pandemic on its business, the Company believes it is more likely than not that the benefit from deferred tax assets will not be realized. At March 31, 2021, the Company maintained a $1.4 million valuation allowance against its deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of the valuation allowance and may adjust the valuation allowance in future periods based on changes in estimated future income and other factors.

As of March 31, 2021, the Company had federal income tax loss carryforwards of $3.9 million.

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

From 2012 through March 31, 2021, the Company has repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the quarter ended March 31, 2021, no shares were repurchased under the stock repurchase program.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $8 thousand for the three months ended both March 31, 2021 and 2020. The Company did not owe NCM any amounts under the services agreement as of March 31, 2021.

Note 10.  Goodwill

During the first quarter of 2020, the Company determined that recent declines in revenue, COVID-19 impacts on its retail clients, and declines in its stock price triggered the requirement for goodwill impairment testing. The results of the impairment test indicated that the carrying value of goodwill exceeded its estimated fair value. As a result, during March 2020, the Company recorded an impairment charge of $0.8 million related to its goodwill. No asset impairment charges were incurred during the quarter ended March 31, 2021. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2021 and 2020. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, beginning in March 2020, the Company saw a significant reduction in customer bookings, resulting in a negative impact to revenue and earnings. While bookings remain below pre-pandemic levels, during the second half of 2020 and the first quarter of 2021, bookings increased from the preceding months.

In addition to reduced revenue, business operations have been adversely affected by reductions in productivity, limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to needed locations, and supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations for photoshoots and other bookings. Many of the Company’s customers are large retail and fashion companies, some of which have had to close stores in the United States and internationally due to the spread of COVID-19. Some of these customers have filed for bankruptcy and others may be unable to pay amounts already owed to the Company, resulting in increased future bad debt expense. These customers also may not emerge from the pandemic with the financial ability, or need, to purchase Wilhelmina’s services to the extent that they did in previous years. Some model talent have been quarantined far from the major cities where Wilhelmina’s offices are located, and also away from where most modeling jobs take place. Many U.S. and international airlines have decreased their flight schedules which, as economic activities resume and clients increase booking requests, may make it difficult for talent to be available when and where they are needed. The B.1.1.7 variant of the COVID-19 virus, which is believed to spread easily and quickly, has particularly impacted the United Kingdom, resulting in renewed strict lockdowns that have impacted Wilhelmina’s London operations. While these disruptions are currently expected to be temporary, there continues to be uncertainty around the duration.

Postponed and cancelled bookings related to the pandemic contributed significantly to reduced revenues during the first three months of 2021. Although some clients increased activity and bookings recently, rising COVID-19 infection rates in cities where Wilhelmina operates could lead to a slower economic recovery in those markets, and possible additional business closings or local mandates that could slow the recovery in operations there. Since Wilhelmina extends customary payment terms to its clients, even as bookings resume, there is likely to be a lag in cash collections. In the meantime, the Company continues to have significant employee, office rent, and other expenses.

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited its access to additional financing. Net losses during 2020 also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. Since the pandemic began, many stock markets, including Nasdaq Capital Market where Wilhelmina’s common stock is listed, have been volatile. A decline in the Company’s stock price would reduce its market capitalization and could require additional goodwill or intangible asset impairment writedowns.

The Company has taken the following actions to address the impact of COVID-19 and the current recessionary environment, in order to efficiently manage the business and maintain adequate liquidity and maximum flexibility:

-	In April 2020, obtained approximately $2.0 million in loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). In 2021, the SBA communicated to the Company that these loans have been 100% forgiven.

-	Eliminated discretionary travel and entertainment expenses.

-	Suspended share repurchases.

-	Did not renew the leases on three New York City model apartments when the terms ended in June and August, 2020.

-	Did not renew the lease on the Company’s New York City office when the term ended in February 2021, and required all New York based staff to work remotely.

-	Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.

-	Negotiated discounts with various vendors and service providers.

-	Effective July 1, 2020, implemented layoffs of approximately 36% of its staff, including employees at each of the Company’s five offices, and effected temporary salary reductions for the remaining staff.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit is a refundable tax credit against certain employment taxes of up to $7 thousand per employee for eligible employers, equal to 70% of qualified wages paid to employees during a quarter, capped at $10 thousand of qualified wages per employee. For the three months ended March 31, 2021, the Company recorded $0.4 million of Other Income for employee retention credit funds receivable. The CAA provides an election to use the prior quarter’s gross receipts for purposes of determining eligibility in the current quarter. The Company has elected to use the prior quarter election for determining eligibility and expects to continue to receive additional tax credits under the CAA for qualified wages through June 30, 2021. The Company has also benefitted from the CAA guidance to treat expenses associated with forgiven PPP loans as tax deductible.

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

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) exceeding approximately $220 billion in recent years, North America is by far the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on magazines, television, Internet and outdoor are of particular relevance.

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

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)	Three Months Ended
	March 31	March 31	% Change
	2021	2020	2021 vs 2020
Service revenues	11,966	14,547	(17.7%)
License fees and other income	10	5	100%
TOTAL REVENUES	11,976	14,552	(17.7%)
Model costs	8,639	10,606	(18.5%)
REVENUES NET OF MODEL COSTS	3,337	3,946	(15.4%)
GROSS PROFIT MARGIN	27.9%	27.1%
Salaries and service costs	1,871	3,127	(40.2%)
Office and general expenses	855	1,055	(19.0%)
Amortization and depreciation	266	294	(9.5%)
Goodwill impairment	-	800	(100.0%)
Corporate overhead	245	309	(20.7%)
OPERATING INCOME (LOSS)	100	(1,639)	106.1%
OPERATING MARGIN	0.8%	(11.3%)
Foreign exchange loss (gain)	68	(65)	204.6%
Gain on forgiveness of loan	(1,865)	-	*
Employee retention credit	(426)	-	*
Interest expense	29	27	7.4%
INCOME (LOSS) BEFORE INCOME TAXES	2,294	(1,601)	243.3%
Current income tax expense	(36)	(59)	(39.0%)
Deferred tax expense	(37)	(1,000)	(96.3%)
Effective tax rate	3.2%	(66.1%)
NET INCOME (LOSS)	2,221	(2,660)	183.5%

* Not Meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The COVID-19 pandemic had a material impact on revenues, as many customers cancelled or postponed bookings while non-essential business activities were temporarily barred in the cities where Wilhelmina operates. The decrease of 17.7% for the three months ended March 31, 2021, when compared to the three months ended March 31, 2020, was primarily due to reduced bookings resulting from COVID-19 (which impacted all three months of the first quarter of 2021, but only impacted the month of March in 2020), a decrease in core model bookings, and the closure of the hair and makeup artist division in the third quarter of 2020.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased by 100.0% for the three months ended March 31, 2021, when compared to three months ended March 31, 2020. The increase was primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin increased by 80 basis points for the three months ended March 31, 2021, when compared to the three months ended March 31, 2020 primarily due to a change in board revenue mix and a reduction in travel related model costs in 2021.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 40.2% decrease in salaries and service costs during the three months ended March 31, 2021, when compared to the three months ended March 31, 2020 was primarily due to employee layoffs in July 2020, temporary reductions in staff salaries, and the closure of the hair and makeup artist division in the second half of 2020.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  The decrease in office and general expenses of 19.0% for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, were primarily due to reduced rent expense, legal expense, and other office related expenses in 2021.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture and amortization of finance leases. Amortization and depreciation expense decreased by 9.5% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due reduced depreciation of assets that became fully amortized in 2020. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $4 thousand and $56 thousand during the three months ended March 31, 2021 and 2020.

Goodwill Impairment

No goodwill impairment charges were incurred during the three months ended March 31, 2021. In March 2020, the Company determined that recent declines in revenue, COVID-19 impacts on its retail clients, and declines in its stock price triggered the requirement for goodwill impairment testing. The results of the impairment test indicated that the carrying value of goodwill exceeded its estimated fair value. As a result, during March 2020, the Company recorded an impairment charge of $0.8 million related to its goodwill. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent, travel, and other public company costs. Corporate overhead decreased by 20.7% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a temporary reduction in fees paid to corporate employees and the Company’s directors.

Operating Income and Operating Margin

Operating income increased to $0.1 million for the three months ended March 31, 2021, compared to an operating loss of $1.6 million for the three months ended March 31, 2020. As a result, operating margin increased to 0.8% for the three months ended March 31, 2021, compared to negative 11.3% for the three months ended March 31, 2020. In both cases, the increase was primarily the result of lower operating expenses in 2021, partially offset by lower revenue net of model costs.

Foreign Currency Exchange

The Company realized $68 thousand of foreign currency exchange loss during the three months ended March 31, 2021, and $65 thousand of foreign currency exchange gain during the three months ended March 31, 2020. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Gain on Forgiveness of Loan

On March 27, 2021, the Company received notice from the Small Business Administration that $1.9 million of loans under the Paycheck Protection Program were forgiven. The Company recorded this gain on forgiveness of loan during the first quarter of 2021.

Employee Retention Credit Income

During the three months ended March 31, 2021, the Company was eligible for employee retention credits under the CAA, as a refundable tax credit against certain employment taxes of up to $7,000 per employee. For the three months ended March 31, 2021, the Company recorded $0.4 million of employee retention credit funds receivable.

Interest Expense

Interest expense for the three months ended March 31, 2021 and March 31, 2020 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018 and PPP loans drawn in 2020. See, “Liquidity and Capital Resources.”

Income and Loss before Income Taxes

Income before income taxes was $2.3 million for the three months ended March 31, 2021, compared to a $1.6 million loss before income taxes for the three months ended March 31, 2020. The income in 2021 was primarily due to the gain on forgiveness of loan, employee retention credits and operating income. The loss in 2020 was primarily due to operating losses and goodwill impairment expense.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in four states which have relatively high tax rates: California, New York, Illinois and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. The Company had income tax expense of $0.1 million for the three months ended March 31, 2021, compared to $1.1 million for the three months ended March 31, 2020. The higher income tax expense in 2020 was primarily due to a newly established valuation allowance against its deferred tax assets due to the effects of the COVID-19 pandemic on its business.

Net Income and Loss

Net income for the three months ended March 31, 2021 was $2.2 million compared to $2.7 million net loss for the three months ended March 31, 2020. The increase in net income was primarily due to an increase in operating income, gain on forgiveness of loan, employee retention credits, and the absence of any further valuation allowance on deferred tax assets in 2021.

Liquidity and Capital Resources

The Company’s cash balance increased to $5.7 million at March 31, 2021 from $5.6 million at December 31, 2020. The cash balance increased primarily as a result of $0.3 million net cash provided by operating activities, partially offset by $0.1 million cash used in financing activities.

Net cash provided by operating activities of $0.3 million was primarily the result of net income and increases in amounts due to models and accounts payable and accrued liabilities, partially offset by increases in accounts receivable and prepaid and other assets. The $0.1 million of cash used in financing activities was primarily attributable to principal payments on the Company’s Amegy Bank term loan, and payments on finance leases.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts and servicing its remaining term loan. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. The COVID-19 pandemic has had an impact on the Company’s cash flows during the quarter ended March 31, 2021, primarily due to reduced bookings and modeling jobs and delayed payments from customers. The Company has taken actions to address the impact of COVID-19 by reducing expenses and has the ability to implement more significant cost savings measures if the adverse effects of the pandemic persist for an extended period. Based on 2021 budgeted and year-to-date cash flow information, management believes that the Company has sufficient liquidity to meet its projected operational expenses and capital expenditure requirements for the next twelve months.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which originally provided a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduce the availability under the revolving line of credit. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. As of March 31, 2021, the Company had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit and had additional borrowing capacity of $1.8 million. The revolving line of credit presently expires October 24, 2022.

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

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and was payable in monthly installments of interest only through July 12, 2019. Thereafter, the note is payable in monthly installments sufficient to fully amortize the outstanding principal balance in 60 months with the balance of principal and accrued interest due on July 12, 2023. Amounts outstanding under the additional term loan reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of March 31, 2021, a total of $0.7 million was outstanding on the term loan.

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

Paycheck Protection Program Loan

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the PPP. The Sub PPP Loan originally matured on April 13, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Sub PPP Loan was extended to mature on April 13, 2025. On March 27, 2021, the Company received notice from the SBA that the Sub PPP loan, including $17 thousand accrued interest, had been fully forgiven, resulting in $1.9 million of gain on forgiveness of loan recorded during the first quarter of 2021.

On April 18, 2020, the Company executed a Business Loan Agreement and a Promissory Note each dated April 17, 2020 (collectively, the “Parent PPP Loan Documents”), with respect to a loan in the amount of $128 thousand (the “Parent PPP Loan”) from Amegy Bank. The Parent PPP Loan was also obtained pursuant to the PPP. The Parent PPP Loan originally matured on April 17, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Parent PPP Loan was extended to mature on April 17, 2025. On April 3, 2021, the Company received notice from the SBA that the Parent PPP Loan, including $1 thousand accrued interest, had been fully forgiven. Since the loan was forgiven after the end of the first quarter of 2021, the Parent PPP Loan liability remained on the Company’s balance sheet at March 31, 2021, and the Company has recorded $129 thousand of gain on forgiveness of loan in the second quarter of 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had outstanding a $0.2 million irrevocable standby letter of credit under the revolving credit facility with Amegy Bank. The letter of credit served as security under the lease relating to the Company’s office space in New York City that expired on February 2021. The Company expects to terminate the letter of credit once the final office utility fees are billed and paid during the second quarter of 2021.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchase pursuant to the stock repurchase program during the quarter ended March 31, 20201.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 12, 2021	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (principal financial officer)

