Form 10-Q
period 2021-06-30
Wilhelmina International, Inc.
filed 2021-08-11
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of August 11, 2021, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2021

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,979	$5,556
Accounts receivable, net of allowance for doubtful accounts of $1,672 and $1,635, respectively	9,036	7,146
Prepaid expenses and other current assets	142	105
Total current assets	16,157	12,807

Property and equipment, net of accumulated depreciation of $5,912 and $5,451, respectively	477	928
Right of use assets-operating	446	585
Right of use assets-finance	170	218
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	109	93

TOTAL ASSETS	$33,373	$30,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,258	$2,867
Due to models	7,247	6,265
Lease liabilities – operating, current	243	435
Lease liabilities – finance, current	56	77
Term loan – current	199	414
Total current liabilities	11,003	10,058

Long term liabilities:
Net deferred income tax liability	1,714	1,449
Lease liabilities – operating, non-current	206	180
Lease liabilities – finance, non-current	121	149
Term loan – non-current	448	2,303
Total long term liabilities	2,489	4,081

Total liabilities	13,492	14,139

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at June 30, 2021 and December 31, 2020	65	65
Treasury stock, 1,314,694 shares at June 30, 2021 and December 31, 2020, at cost	(6,371)	(6,371)
Additional paid-in capital	88,523	88,487
Accumulated deficit	(62,414)	(65,756)
Accumulated other comprehensive income	78	81
Total shareholders’ equity	19,881	16,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,373	$30,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2021 and 2020

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Service revenues	$14,502	$4,523	$26,468	$19,070
License fees and other income	8	5	18	10
Total revenues	14,510	4,528	26,486	19,080

Model costs	10,412	3,397	19,051	14,003

Revenues, net of model costs	4,098	1,131	7,435	5,077

Operating expenses:
Salaries and service costs	2,057	2,788	3,928	5,915
Office and general expenses	709	947	1,564	2,002
Amortization and depreciation	243	298	509	592
Goodwill impairment	-	-	-	800
Corporate overhead	198	238	443	547
Total operating expenses	3,207	4,271	6,444	9,856
Operating income (loss)	891	(3,140)	991	(4,779)

Other (income) expense:
Foreign exchange loss (gain)	20	14	88	(51)
Gain on forgiveness of loan	(129)	-	(1,994)	-
Employee retention credit	(436)	-	(862)	-
Interest expense	13	23	42	50
Total other (income) expense, net	(532)	37	(2,726)	(1)

Income (loss) before (provision for) benefit from income taxes	1,423	(3,177)	3,717	(4,778)

(Provision for) benefit from income taxes:
Current	(74)	75	(110)	16
Deferred	(228)	402	(265)	(598)
(Provision for) benefit from income taxes, net	(302)	477	(375)	(582)

Net income (loss)	$1,121	$(2,700)	$3,342	$(5,360)

Other comprehensive income (loss):
Foreign currency translation adjustment	16	(5)	(3)	(239)
Total comprehensive income (loss)	1,137	(2,705)	3,339	(5,599)

Basic net income (loss) per common share	$0.22	$(0.52)	$0.65	$(1.04)
Diluted net income (loss) per common share	$0.22	$(0.52)	$0.65	$(1.04)

Weighted average common shares outstanding-basic	5,157	5,157	5,157	5,159
Weighted average common shares outstanding-diluted	5,157	5,157	5,157	5,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	6,472	$65	(1,310)	$(6,352)	$88,471	$(60,815)	$2	$21,371
Share based payment expense	-	-	-	-	6	-	-	6
Net loss to common shareholders	-	-	-	-	-	(2,660)	-	(2,660)
Purchases of treasury stock	-	-	(5)	(19)	-	-	-	(19)
Foreign currency translation	-	-	-	-	-	-	(234)	(234)
Balances at March 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,477	$(63,475)	$(232)	$18,464
Share based payment expense	-	-	-	-	4	-	-	4
Net loss to common shareholders	-	-	-	-	-	(2,700)	-	(2,700)
Purchases of treasury stock	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Balances at June 30, 2020	6,472	$65	(1,315)	$(6,371)	$88,481	$(66,175)	$(237)	$15,763

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,487	$(65,756)	$81	$16,506
Share based payment expense	-	-	-	-	3	-	-	3
Net income to common shareholders	-	-	-	-	-	2,221	-	2,221
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balances at March 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,490	$(63,535)	$62	$18,711
Share based payment expense	-	-	-	-	1	-	-	1
Net income to common shareholders	-	-	-	-	-	1,121	-	1,121
Short swing profit disgorgement	-	-	-	-	32	-	-	32
Foreign currency translation	-	-	-	-	-	-	16	16
Balances at June 30, 2021	6,472	$65	(1,315)	$(6,371)	$88,523	$(62,414)	$78	$19,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss):	$3,342	$(5,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	509	592
Goodwill impairment	-	800
Share based payment expense	4	10
Gain on forgiveness of loan	(1,994)	-
Employee retention credit	(35)	-
Deferred income taxes	265	598
Bad debt expense	78	93
Changes in operating assets and liabilities:
Accounts receivable	(1,968)	4,449
Prepaid expenses and other current assets	(2)	31
Right of use assets-operating	139	515
Other assets	(16)	19
Due to models	982	(2,992)
Lease liabilities-operating	(166)	(561)
Accounts payable and accrued liabilities	408	(794)
Net cash provided by (used in) operating activities	1,546	(2,600)

Cash flows from investing activities:
Purchases of property and equipment	(10)	(88)
Net cash used in investing activities	(10)	(88)

Cash flows from financing activities:
Purchases of treasury stock	-	(19)
Shareholder short swing profit disgorgement	32	-
Proceeds of term loan	-	1,975
Payments on finance leases	(49)	(47)
Repayment of term loan	(93)	(374)
Net cash (used in) provided by financing activities	(110)	1,535

Foreign currency effect on cash flows:	(3)	(239)

Net change in cash and cash equivalents:	1,423	(1,392)
Cash and cash equivalents, beginning of period	5,556	6,993
Cash and cash equivalents, end of period	$6,979	$5,601

Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$45
Cash paid for income taxes	$5	$-

Noncash investing and financing activities
Gain on forgiveness of loan	$1,994	-

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

Note 2.  Business Activity

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, and London, as well as a network of licensees in various local markets in the U.S. and internationally. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020, and can be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. The Company’s revolving line of credit includes interest based on prime rate, not LIBOR, and the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4.  Foreign Currency Translation

The functional currency of our subsidiary in the United Kingdom is the British Pound. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Results of operations are translated using the weighted average exchange rates during reporting periods. Related translation adjustments are accumulated in a separate component of stockholder’s equity and transaction gains and losses are recognized in the consolidated statements of operations and comprehensive income (loss) when realized.

Note 5.  Debt

The Company has a credit agreement with Amegy Bank which originally provided a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduced the availability under the revolving line of credit. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company previously had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit which terminated June 9, 2021, and had no letters of credit outstanding at June 30, 2021. The Company had additional borrowing capacity of $2.4 million at June 30, 2021. The revolving line of credit expires October 24, 2022.

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

Amounts outstanding under the additional term loan reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of June 30, 2021, a total of $0.6 million was outstanding on the term loan.

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the previously required $20.0 million minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it was tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period. The Company was in compliance with its bank covenants as of June 30, 2021.

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”), administered by the U.S. Small Business Administration (the “SBA”). The Sub PPP Loan originally matured on April 13, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Sub PPP Loan was extended to mature on April 13, 2025. On March 27, 2021, the Company received notice from the SBA that the Sub PPP loan, including $17 thousand accrued interest, had been fully forgiven, resulting in $1.9 million of gain on forgiveness of loan recorded within other expenses (income) during the quarter ended March 31, 2021.

On April 18, 2020, the Company executed a Business Loan Agreement and a Promissory Note each dated April 17, 2020 (collectively, the “Parent PPP Loan Documents”), with respect to a loan in the amount of $128 thousand (the “Parent PPP Loan”) from Amegy Bank. The Parent PPP Loan was also obtained pursuant to the PPP. The Parent PPP Loan originally matured on April 17, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Parent PPP Loan was extended to mature on April 17, 2025. On April 3, 2021, the Company received notice from the SBA that the Parent PPP Loan, including $1 thousand accrued interest, had been fully forgiven, resulting in $0.1 million of gain on forgiveness of loan recorded within other (income) expense during the quarter ended June 30, 2021.

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

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of valuation allowances on deferred tax assets, certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In 2021, the effective tax rate is lower than in recent years due to PPP loan forgiveness, which is not subject to income tax. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. As of June 30, 2021, due primarily to the effects of the COVID-19 pandemic on its business, the Company believes it is more likely than not that the benefit from deferred tax assets will not be realized. At June 30, 2021, the Company maintained a $1.4 million valuation allowance against its deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of the valuation allowance and may adjust the valuation allowance in future periods based on changes in estimated future income and other factors.

As of June 30, 2021, the Company had federal income tax loss carryforwards of $2.6 million.

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

From 2012 through June 30, 2021, the Company has repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the six months ended June 30, 2021, no shares were repurchased under the stock repurchase program.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling approximately $15 thousand for the six months ended both June 30, 2021 and 2020. The Company did not owe NCM any amounts under the services agreement as of June 30, 2021.

In the second quarter of 2021, the Company recorded $32 thousand related to the recovery of short-swing profits disgorged from one of the Company’s shareholders under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to additional paid-in capital in the accompanying condensed consolidated balance sheet as of June 30, 2021, as well as cash provided by financing activities of $32 thousand in the accompanying consolidated statement of cash flows for the quarter ended June 30, 2021.

Note 10.  Goodwill

During the first quarter of 2020, the Company determined that recent declines in revenue, COVID-19 impacts on its retail clients, and declines in its stock price triggered the requirement for goodwill impairment testing. The results of the impairment test indicated that the carrying value of goodwill exceeded its estimated fair value. As a result, during March 2020, the Company recorded an impairment charge of $0.8 million related to its goodwill. No asset impairment charges were incurred during the six months ended June 30, 2021. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2021 and 2020. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

OVERVIEW

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, and London, as well as a network of licensees. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies.

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

The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, beginning in March 2020, the Company saw a significant reduction in customer bookings, resulting in a negative impact to revenue and earnings. While bookings remain below pre-pandemic levels, during the second half of 2020 and the first half of 2021, bookings increased from the preceding months.

In addition to reduced revenue, business operations have been adversely affected by reductions in productivity, limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to needed locations, and supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations for photoshoots and other bookings. Many of the Company’s customers are large retail and fashion companies, some of which have had to close stores in the United States and internationally due to the spread of COVID-19. Some of these customers have filed for bankruptcy and others may be unable to pay amounts already owed to the Company, resulting in increased future bad debt expense. These customers also may not emerge from the pandemic with the financial ability, or need, to purchase Wilhelmina’s services to the extent that they did in previous years. Some model talent have been quarantined far from the major cities where Wilhelmina’s offices are located, and also away from where most modeling jobs take place. Many U.S. and international airlines have decreased their flight schedules which, as economic activities resume and clients increase booking requests, may make it difficult for talent to be available when and where they are needed. The B.1.1.7 (Alpha) and B.1.617.2 (Delta) variants of the COVID-19 virus, which are believed to spread easily and quickly, have resulted in increased local restrictions and mandates in the cities in which the Company operates. While these disruptions are currently expected to be temporary, there continues to be uncertainty around the duration.

Although some clients have increased activity and bookings recently, rising COVID-19 infection rates in cities where Wilhelmina operates could lead to a slower economic recovery in those markets, and possible additional business closings or local mandates that could slow the recovery in operations there. Since Wilhelmina extends customary payment terms to its clients, even as bookings resume, there is likely to be a lag in cash collections. In the meantime, the Company continues to have significant employee, office rent, and other expenses.

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

The Company has taken the following actions to address the impact of COVID-19, in order to efficiently manage the business and maintain adequate liquidity and maximum flexibility:

-

In April 2020, obtained approximately $2.0 million in loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). In 2021, the SBA communicated to the Company that these loans have been 100% forgiven.

-	Eliminated discretionary travel and entertainment expenses.

-	Suspended share repurchases.

-	Did not renew the leases on three New York City model apartments when the terms ended in June and August, 2020.

-	Did not renew the lease on the Company’s New York City office when the term ended in February 2021, and required all New York based staff to work remotely.

-	Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.

-	Negotiated discounts with various vendors and service providers.

-	Effective July 1, 2020, implemented layoffs of approximately 36% of its staff, including employees at each of the Company’s five offices, and elected temporary salary reductions for the remaining staff.

If quarantines and limitations on non-essential work are re-implemented, or persist for an extended period, the Company may need to implement additional cost savings measures.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit is a refundable tax credit against certain employment taxes of up to $7 thousand per employee for eligible employers, equal to 70% of qualified wages paid to employees during a quarter, capped at $10 thousand of qualified wages per employee. For the three and six months ended June 30, 2021, the Company recorded $0.4 million and $0.9 million, respectively, of Other Income for employee retention credit funds receivable. The CAA provides an election to use the prior quarter’s gross receipts for purposes of determining eligibility in the current quarter. The Company has elected to use the prior quarter election for determining eligibility and expects to continue to receive additional tax credits under the CAA for qualified wages through September 30, 2021. The Company has also benefitted from the CAA guidance to treat expenses associated with forgiven PPP loans as tax deductible.

BREXIT

On January 31, 2020, the United Kingdom (“UK”) withdrew from the European Union (“EU”). Effective January 1, 2021, new visa requirements and other restrictions limit the freedom of movement for British workers to travel to the EU for work, which may impact the ability of the Company’s London office to book modeling photoshoots that take place in the European Union. It may also be more difficult, in the future, for talent represented by Wilhelmina London, but based in the EU, to travel to London and other parts of the UK for photoshoots and campaign work. New immigration sponsorship or visa requirements could discourage fashion brands and other clients from booking as frequently in London, which has historically been an international fashion and modeling hub, and could impact the revenue of the Company’s London operations.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)	Three Months Ended			Six Months Ended
	June 30	June 30	% Change	June 30	June 30	% Change
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Service revenues	14,502	4,523	220.6%	26,468	19,070	38.8%
License fees and other income	8	5	60.0%	18	10	80.0%
TOTAL REVENUES	14,510	4,528	220.5%	26,486	19,080	38.8%
Model costs	10,412	3,397	206.5%	19,051	14,003	36.0%
REVENUES NET OF MODEL COSTS	4,098	1,131	262.3%	7,435	5,077	46.4%
GROSS PROFIT MARGIN	28.2%	25.0%		28.1%	26.6%
Salaries and service costs	2,057	2,788	(26.2%)	3,928	5,915	(33.6%)
Office and general expenses	709	947	(25.1%)	1,564	2,002	(21.9%)
Amortization and depreciation	243	298	(18.5%)	509	592	(14.0%)
Goodwill impairment	-	-	-	-	800	(100.0%)
Corporate overhead	198	238	(16.8%)	443	547	(19.0%)
OPERATING INCOME (LOSS)	891	(3,140)	128.4%	991	(4,779)	120.7%
OPERATING MARGIN	6.1%	(69.3%)		3.7%	(25.0%)
Foreign exchange loss (gain)	20	14	(42.9%)	88	(51)	(272.5%)
Gain on forgiveness of loan	(129)	-	*	(1,994)	-	*
Employee retention credit	(436)	-	*	(862)	-	*
Interest expense	13	23	(43.5%)	42	50	(16.0%)
INCOME (LOSS) BEFORE INCOME TAXES	1,423	(3,177)	144.8%	3,717	(4,778)	177.8%
Current income tax (expense) benefit	(74)	75	198.7%	(110)	16	*
Deferred tax expense	(228)	402	156.7%	(265)	(598)	(55.7%)
Effective tax rate	21.2%	15.0%		10.1%	(12.2%)
NET INCOME (LOSS)	1,121	(2,700)	141.5%	3,342	(5,360)	162.4%
* Not meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increases of 220.6%% and 38.8% for the three and six months ended June 30, 2021, when compared to the three and six months ended June 30, 2020, were primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 vaccination rates rose.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased by 60.0% and 80.0% for the three and six months ended June 30, 2021, when compared to three and six months ended June 30, 2020, primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin increased by 320 and 150 basis points for the three and six months ended June 30, 2021, when compared to the three and six months ended June 30, 2020, primarily due to a change in board revenue mix and a smaller percentage of consolidated revenue from the Aperture division in 2021, which is lower margin than traditional core model bookings.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 26.2% and 33.6% decreases in salaries and service costs during the three and six months ended June 30, 2021, when compared to the three and six months ended June 30, 2020, were primarily due to employee layoffs in July 2020, temporary reductions in staff salaries, and the closure of the hair and makeup artist division in the second half of 2020.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  The decrease in office and general expenses of 25.1% and 21.9% for the three and six months ended June 30, 2021, when compared to the three and six months ended June 30, 2020, were primarily due to reduced rent expense, other office related expenses, and bad debt expense, partially offset by an increase in legal expense in 2021.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense decreased by 18.5% and 14.0% for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to reduced depreciation of assets that became fully amortized in 2020. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $4 thousand and $6 thousand during the three and six months ended June 30, 2021, compared to $32 thousand and $88 thousand for the three and six months ended June 30, 2020.

Goodwill Impairment

No goodwill impairment charges were incurred during the six months ended June 30, 2021. In March 2020, the Company determined that recent declines in revenue, COVID-19 impacts on its retail clients, and declines in its stock price triggered the requirement for goodwill impairment testing. The results of the impairment test indicated that the carrying value of goodwill exceeded its estimated fair value. As a result, during March 2020, the Company recorded an impairment charge of $0.8 million related to its goodwill. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 16.8% and 19.0% for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily due to temporary reduction in fees paid to corporate employees and the Company’s directors.

Operating Income and Loss and Operating Margin

Operating income of $0.9 million and $1.0 million for the three and six months ended June 30, 2021 compared to losses of $3.1 million and $4.8 million in the three and six months ended June 30, 2020. As a result, operating margin increased to 6.1% and 3.7% for the three and six months ended June 30, 2021, compared to negative 69.3% and 25.0% for the three and six months ended June 30, 2020. These increases were primarily the result of increased revenue net of model costs and lower operating expenses.

Foreign Currency Exchange

The Company realized $20 thousand and $88 thousand loss from foreign currency exchange during the three and six months ended June 30, 2021, and $14 thousand loss and $51 thousand gain from foreign currency exchange during the three and six months ended June 30, 2020. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Gain on Forgiveness of Loan

On March 27, 2021, the Company received notice from the SBA that $1.9 million of loans under the PPP were forgiven. On April 3, 2021, the Company received notice that an additional $0.1 million of loans were forgiven. The Company recorded these gains on forgiveness of loan during the first and second quarters of 2021, respectively.

Employee Retention Credit Income

During 2021, the Company was eligible for employee retention credits under the CAA, as a refundable tax credit against certain employment taxes of up to $7,000 per employee. The Company recorded $0.4 million and $0.9 million of employee retention credits during the three and six months ended June 30, 2021.

Interest Expense

Interest expense for the three and six months ended June 30, 2021 and June 30, 2020 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Income and Loss before Income Taxes

Income before income taxes increased to $1.4 million and $3.7 million for the three and six months ended June 30, 2021, compared to losses of $3.2 million and $4.8 million for the three and six months ended June 30, 2020. The pre-tax income in 2021 was primarily due to the gain on forgiveness of loans, employee retention credits, and operating income. The loss in 2020 was primarily due to operating losses and goodwill impairment expense.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In 2021, the effective tax rate is lower than in recent years due to PPP loan forgiveness, which is not subject to income tax. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. The Company had income tax expense of $0.3 million and $0.4 million for the three and six months ended June 30, 2021, compared to income tax benefit of $0.5 million and income tax expense of $0.6 million for the three and six months ended June 30, 2020. The increase in income tax expense for the three months ended June 30, 2021 was primarily due higher pretax income. The higher income tax expense during the six months ended June 30, 2020 was due to a valuation allowance against deferred tax assets due to the effects of the COVID-19 pandemic on business.

Net Income and Loss

The Company had net income of $1.1 and $3.3 million for the three and six months ended June 30, 2021, compared to net loss of $2.7 and $5.4 million for the three and six months ended June 30, 2020, primarily due to the increase in operating income, gain on forgiveness of loans, and employee retention credits.

Liquidity and Capital Resources

The Company’s cash balance increased to $7.0 million at June 30, 2021 from $5.6 million at December 31, 2020. The cash balances increased as a result of $1.5 million net cash from operating activities, partially offset by $0.1 million cash used by financing activities during the six months ended June 30, 2021.

Net cash provided by operating activities of $1.5 million was primarily the result of the net income and increases in amounts due to models, accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. The $0.1 million of cash used in financing activities was primarily attributable to principal payments on the Company’s Amegy Bank term loans and payments on finance leases.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts and servicing its remaining term loan. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. The COVID-19 pandemic had an impact on the Company’s cash flows during the six months ended June 30, 2021, primarily due to reduced bookings and modeling jobs. The Company has taken actions to address the impact of COVID-19 by reducing expenses and has the ability to implement more significant cost savings measures if the adverse effects of the pandemic persist for an extended period. Based on 2021 budgeted and year-to-date cash flow information, management believes that the Company has sufficient liquidity to meet its projected operational expenses and capital expenditure requirements for the next twelve months.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which originally provided a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduced the availability under the revolving line of credit. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company previously had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit which terminated June 9, 2021, and had no letters of credit outstanding at June 30, 2021. The Company had additional borrowing capacity of $2.4 million at June 30, 2021. The revolving line of credit presently expires October 24, 2022.

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

Amounts outstanding under the additional term loan reduce the availability under the Company’s revolving line of credit with Amegy Bank. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. As of June 30, 2021, a total of $0.6 million was outstanding on the term loan.

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank has limited access to additional financing. Net losses in recent periods have also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the previously required $20.0 million minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it was tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period. The Company was in compliance with its bank covenants as of June 30, 2021.

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

On April 18, 2020, the Company executed a Business Loan Agreement and a Promissory Note each dated April 17, 2020 (collectively, the “Parent PPP Loan Documents”), with respect to a loan in the amount of $128 thousand (the “Parent PPP Loan”) from Amegy Bank. The Parent PPP Loan was also obtained pursuant to the PPP. The Parent PPP Loan originally matured on April 17, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Parent PPP Loan was extended to mature on April 17, 2025. On April 3, 2021, the Company received notice from the SBA that the Parent PPP Loan, including $1 thousand accrued interest, had been fully forgiven, resulting in $0.1 million of gain on forgiveness of loan recorded within other expenses (income) during the quarter ended June 30, 2021.

Off-Balance Sheet Arrangements

The Company previously had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit, which served as security under the lease of the Company’s office space in New York City that expired on February 2021. The letter of credit terminated June 9, 2021 and the Company had no letters of credit outstanding at June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended June 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998)
31.1	Certification of Principal Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 11, 2021	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer
(principal financial officer)