Form 10-Q
period 2021-09-30
Wilhelmina International, Inc.
filed 2021-11-15
CIK 1013706

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2021

             OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

Commission File Number 001-36589

WILHELMINA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2781950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Lyndon B Johnson Freeway, Box #25, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

As of November 15, 2021, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2021

PART I	FINANCIAL INFORMATION		4

	Item 1.	Financial Statements	4

		Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	5

		Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION		22

	Item 1.	Legal Proceedings	22

	Item 1.A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3.	Defaults Upon Senior Securities	23

	Item 4.	Mine Safety Disclosures	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	24

SIGNATURES			25

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,461	$5,556
Accounts receivable, net of allowance for doubtful accounts of $1,630 and $1,635, respectively	10,085	7,146
Prepaid expenses and other current assets	86	105
Total current assets	17,632	12,807

Property and equipment, net of accumulated depreciation of $3,991 and $5,451, respectively	268	928
Right of use assets-operating	1,862	585
Right of use assets-finance	153	218
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	97	93

TOTAL ASSETS	$36,026	$30,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,304	$2,867
Due to models	7,741	6,265
Lease liabilities – operating, current	478	435
Lease liabilities – finance, current	52	77
Term loan – current	-	414
Total current liabilities	11,575	10,058

Long term liabilities:
Net deferred income tax liability	1,986	1,449
Lease liabilities – operating, non-current	1,438	180
Lease liabilities – finance, non-current	108	149
Term loan – non-current	-	2,303
Total long term liabilities	3,532	4,081

Total liabilities	15,107	14,139

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at September 30, 2021 and December 31, 2020	65	65
Treasury stock, 1,314,694 shares at September 30, 2021 and December 31, 2020, at cost	(6,371)	(6,371)
Additional paid-in capital	88,525	88,487
Accumulated deficit	(61,261)	(65,756)
Accumulated other comprehensive (loss) income	(39)	81
Total shareholders’ equity	20,919	16,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,026	$30,645

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2021 and 2020

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Service revenues	$15,101	$10,534	$41,569	$29,604
License fees and other income	8	11	26	21
Total revenues	15,109	10,545	41,595	29,625

Model costs	10,736	7,544	29,787	21,547

Revenues, net of model costs	4,373	3,001	11,808	8,078

Operating expenses:
Salaries and service costs	2,241	1,651	6,169	7,566
Office and general expenses	683	797	2,247	2,799
Amortization and depreciation	231	294	740	886
Goodwill impairment	-	-	-	800
Corporate overhead	200	145	643	692
Total operating expenses	3,355	2,887	9,799	12,743
Operating income (loss)	1,018	114	2,009	(4,665)

Other (income) expense:
Foreign exchange (gain) loss	(4)	(14)	84	(65)
Gain on forgiveness of loan	-	-	(1,994)	-
Employee retention credit	(458)	-	(1,320)	-
Interest expense	7	21	49	71
Total other (income) expense, net	(455)	7	(3,181)	6

Income (loss) before provision for income taxes	1,473	107	5,190	(4,671)

Provision for income taxes:
Current	(48)	(56)	(158)	(40)
Deferred	(272)	(29)	(537)	(627)
Provision for income taxes, net	(320)	(85)	(695)	(667)

Net income (loss)	$1,153	$22	$4,495	$(5,338)

Other comprehensive income (loss):
Foreign currency translation adjustment	(117)	120	(120)	(119)
Total comprehensive income (loss)	1,036	142	4,375	(5,457)

Basic net income (loss) per common share	$0.22	$0.00	$0.87	$(1.03)
Diluted net income (loss) per common share	$0.22	$0.00	$0.87	$(1.03)

Weighted average common shares outstanding-basic	5,157	5,157	5,157	5,158
Weighted average common shares outstanding-diluted	5,157	5,157	5,157	5,158

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021 and 2020

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	6,472	$65	(1,310)	$(6,352)	$88,471	$(60,815)	$2	$21,371
Share based payment expense	-	-	-	-	6	-	-	6
Net loss to common shareholders	-	-	-	-	-	(2,660)	-	(2,660)
Purchases of treasury stock	-	-	(5)	(19)	-	-	-	(19)
Foreign currency translation	-	-	-	-	-	-	(234)	(234)
Balances at March 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,477	$(63,475)	$(232)	$18,464
Share based payment expense	-	-	-	-	4	-	-	4
Net loss to common shareholders	-	-	-	-	-	(2,700)	-	(2,700)
Purchases of treasury stock	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Balances at June 30, 2020	6,472	$65	(1,315)	$(6,371)	$88,481	$(66,175)	$(237)	$15,763
Share based payment expense	-	-	-	-	3	-	-	3
Net income to common shareholders	-	-	-	-	-	22	-	22
Purchases of treasury stock	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	120	120
Balances at September 30, 2020	6,472	$65	(1,315)	$(6,371)	$88,484	$(66,153)	$(117)	$15,908

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,487	$(65,756)	$81	$16,506
Share based payment expense	-	-	-	-	3	-	-	3
Net income to common shareholders	-	-	-	-	-	2,221	-	2,221
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balances at March 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,490	$(63,535)	$62	$18,711
Share based payment expense	-	-	-	-	1	-	-	1
Net income to common shareholders	-	-	-	-	-	1,121	-	1,121
Short swing profit disgorgement	-	-	-	-	32	-	-	32
Foreign currency translation	-	-	-	-	-	-	16	16
Balances at June 30, 2021	6,472	$65	(1,315)	$(6,371)	$88,523	$(62,414)	$78	$19,881
Share based payment expense	-	-	-	-	2	-	-	2
Net income to common shareholders	-	-	-	-	-	1,153	-	1,153
Foreign currency translation	-	-	-	-	-	-	(117)	(117)
Balances at September 30, 2021	6,472	$65	(1,315)	$(6,371)	$88,525	$(61,261)	$(39)	$20,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss):	$4,495	$(5,338)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	740	886
Goodwill impairment	-	800
Share based payment expense	6	13
Gain on forgiveness of loan	(1,994)	-
Loss (gain) on foreign exchange rates	84	(65)
Deferred income taxes	537	627
Bad debt expense	100	131
Changes in operating assets and liabilities:
Accounts receivable	(3,140)	2,387
Prepaid expenses and other current assets	19	76
Right of use assets-operating	258	428
Other assets	(5)	24
Due to models	1,420	(1,754)
Lease liabilities-operating	(234)	(498)
Accounts payable and accrued liabilities	456	(873)
Net cash provided by (used in) operating activities	2,742	(3,156)

Cash flows from investing activities:
Purchases of property and equipment	(16)	(90)
Net cash used in investing activities	(16)	(90)

Cash flows from financing activities:
Purchases of treasury stock	-	(19)
Shareholder short swing profit disgorgement	32	-
Proceeds of term loan	-	1,975
Payments on finance leases	(65)	(67)
Repayment of term loan	(743)	(565)
Net cash (used in) provided by financing activities	(776)	1,324

Effect of exchange rate changes on cash:	(45)	(119)

Net change in cash and cash equivalents:	1,905	(2,041)
Cash and cash equivalents, beginning of period	5,556	6,993
Cash and cash equivalents, end of period	$7,461	$4,952

Supplemental disclosures of cash flow information:
Cash paid for interest	$23	$64
Cash paid for income taxes	$12	$14

Noncash investing and financing activities
Gain on forgiveness of loan	$1,994	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accepted principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations and comprehensive income (loss), statements of shareholders’ equity, and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 5.  Debt

The Company has a credit agreement with Amegy Bank which originally provided a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduced the availability under the revolving line of credit. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company previously had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit which terminated June 9, 2021, and had no letters of credit outstanding at September 30, 2021. The Company had borrowing capacity of $3.0 million at September 30, 2021. The revolving line of credit expires October 24, 2022.

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

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and was payable in monthly installments of interest only through July 12, 2019, followed by 47 equal payments of principal and interest computed on a 60-month amortization schedule.

On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of September 30, 2021, there was no outstanding balance on the term loan.

On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the previously required $20.0 million minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and the minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it was tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period. The Company was in compliance with its bank covenants as of September 30, 2021.

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

Note 7.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of valuation allowances on deferred tax assets, certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In 2021, the effective tax rate is lower than in recent years due to PPP loan forgiveness, which is not subject to income tax. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in four states which have relatively high tax rates: California, New York, Illinois, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. As of September 30, 2021, due primarily to the effects of the COVID-19 pandemic on its business, the Company maintained a full $1.4 million valuation allowance against its deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of the valuation allowance and may adjust the valuation allowance in future periods based on changes in estimated future income and other factors.

As of September 30, 2021, the Company had federal income tax loss carryforwards of $1.4 million.

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

From 2012 through September 30, 2021, the Company has repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the nine months ended September 30, 2021, no shares were repurchased under the stock repurchase program.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company occupies a portion of NCM space on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. Pursuant to the services agreement, the Company receives the use of NCM’s facilities and equipment and accounting, legal and administrative services from employees of NCM. The Company incurred expenses pursuant to the services agreement totaling $22.5 thousand for the nine months ended both September 30, 2021 and 2020. The Company did not owe NCM any amounts under the services agreement as of September 30, 2021.

In the second quarter of 2021, the Company recorded $32 thousand related to the recovery of short-swing profits disgorged from one of the Company’s shareholders under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to additional paid-in capital in the accompanying condensed consolidated balance sheet, as well as cash provided by financing activities of $32 thousand in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2021.

Note 10.  Goodwill

During the first quarter of 2020, the Company determined that recent declines in revenue, COVID-19 impacts on its retail clients, and declines in its stock price triggered the requirement for goodwill impairment testing. The results of the impairment test indicated that the carrying value of goodwill exceeded its estimated fair value. As a result, during March 2020, the Company recorded an impairment charge of $0.8 million related to its goodwill. No asset impairment charges were incurred during the nine months ended September 30, 2021. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

Note 11.  Subsequent Events

On October 6, 2021, the Company granted stock options to purchase an aggregate of 120,000 shares of the Company’s common stock to its Chief Financial Officer. The stock options have an exercise price of $5.43, are exercisable during terms ending between 2028 and 2031, and are subject to vesting based on continued service over periods between one and five years from the date of the grants.

In November 2021, the Company determined that it had been the victim of criminal fraud known to law enforcement authorities as “business e-mail compromise fraud” which involved employee e-mail impersonation and fraudulent payment requests targeting the finance department of a division of the Company. The fraud resulted in transfers of funds aggregating approximately $0.7 million commencing in October 2021.

Working with its financial institutions and law enforcement authorities, the Company currently believes that at least $0.3 million of the stolen funds will be recovered.  It is presently unclear whether or to what extent the Company’s cybersecurity and crime insurance will provide coverage for this loss. If Wilhelmina subsequently determines that it will be unable to recover all or a portion of the stolen funds, the Company will record a charge to earnings in the fourth quarter of 2021.  The incident did not have a material impact on the Company’s business, cash flows, financial condition, or results of operations for the quarter or year to date period ended September 30, 2021.  However, the Company may incur additional subsequent expenses to investigate and take remedial actions related to this event, in addition to any related notifications and other costs that may be required. Any such expenses will be recognized as operating expenses as they are incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2021 and 2020. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, beginning in March 2020, the Company saw a significant reduction in customer bookings, resulting in a negative impact to revenue and earnings. While bookings remain below pre-pandemic levels, during the second half of 2020 and the first nine months of 2021, bookings increased from the preceding months.

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

During 2020, reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank limited its access to additional financing. Net losses during 2020 also impacted compliance with the financial covenants under the Amegy Bank credit agreement, further impeding the Company’s ability to obtain additional financing. Since the pandemic began, many stock markets, including Nasdaq Capital Market where Wilhelmina’s common stock is listed, have been volatile. A decline in the Company’s stock price would reduce its market capitalization and could require additional goodwill or intangible asset impairment writedowns.

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

-	Eliminated discretionary travel and entertainment expenses.
-	Suspended share repurchases.
-	Did not renew the leases on three New York City model apartments when the terms ended in June and August, 2020.
-	Did not renew the lease on the Company’s New York City office when the term ended in February 2021, and required all New York based staff to work remotely.
-	Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.
-	Negotiated discounts with various vendors and service providers.
-	Effective July 1, 2020, implemented layoffs of approximately 36% of its staff, including employees at each of the Company’s five offices, and effected temporary salary reductions for the remaining staff through June 2021.

If quarantines and limitations on non-essential work are re-implemented, or persist for an extended period, the Company may need to implement additional cost savings measures.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit is a refundable tax credit against certain employment taxes of up to $7 thousand per employee for eligible employers, equal to 70% of qualified wages paid to employees during a quarter, capped at $10 thousand of qualified wages per employee. For the three and nine months ended September 30, 2021, the Company recorded $0.5 million and $1.3 million, respectively, of Other Income for employee retention credit funds receivable. The CAA provides an election to use the prior quarter’s gross receipts for purposes of determining eligibility in the current quarter. The Company has elected to use the prior quarter election for determining eligibility and does not expect to receive additional tax credits under the CAA for qualified wages after September 30, 2021. The Company has also benefitted from the CAA guidance to treat expenses associated with forgiven PPP loans as tax deductible.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)

	Three Months Ended			Nine Months Ended
	September 30	September 30	% Change	September 30	September 30	% Change
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Service revenues	15,101	10,534	43.4%	41,569	29,604	40.4%
License fees and other income	8	11	(27.3%)	26	21	23.8%
TOTAL REVENUES	15,109	10,545	43.3%	41,595	29,625	40.4%
Model costs	10,736	7,544	42.3%	29,787	21,547	38.2%
REVENUES NET OF MODEL COSTS	4,373	3,001	45.7%	11,808	8,078	46.2%
GROSS PROFIT MARGIN	28.9%	28.5%		28.4%	27.3%
Salaries and service costs	2,241	1,651	35.7%	6,169	7,566	(18.5%)
Office and general expenses	683	797	(14.3%)	2,247	2,799	(19.7%)
Amortization and depreciation	231	294	(21.4%)	740	886	(16.5%)
Goodwill impairment	-	-	-	-	800	(100.0%)
Corporate overhead	200	145	37.9%	643	692	(7.1%)
OPERATING INCOME (LOSS)	1,018	114	*	2,009	(4,665)	143.1%
OPERATING MARGIN	6.7%	1.1%		4.8%	(15.7% )
Foreign exchange (gain) loss	(4)	(14)	(71.4%)	84	(65)	(229.2%)
Gain on forgiveness of loan	-	-	-	(1,994)	-	100.0%
Employee retention credit	(458)	-	*	(1,320)	-	100.0%
Interest expense	7	21	(66.7%)	49	71	(31.0%)
INCOME (LOSS) BEFORE INCOME TAXES	1,473	107	*	5,190	(4,671)	211.1%
Current income tax expense	(48)	(56)	(14.3%)	(158)	(40)	295.0%
Deferred tax expense	(272)	(29)	*	(537)	(627)	(14.4%)
Effective tax rate	21.7%	79.4%		13.4%	(14.3% )
NET INCOME (LOSS)	1,153	22	*	4,495	(5,338)	184.2%

             *Not meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increases of 43.4% and 40.4% for the three and nine months ended September 30, 2021, when compared to the three and nine months ended September 30, 2020, were primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 vaccination rates rose.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 27.3% and increased 23.8% for the three and nine months ended September 30, 2021, when compared to three and nine months ended September 30, 2020, primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin increased by 40 and 110 basis points for the three and nine months ended September 30, 2021, when compared to the three and nine months ended September 30, 2020, primarily due to a change in board revenue mix and a smaller percentage of consolidated revenue from the Aperture division in 2021, which is lower margin than traditional core model bookings.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 35.7% increase in salaries and service costs during the three months ended September 30, 2021, when compared to the three and months ended September 30, 2020, was primarily due to temporary reductions in staff salaries in the prior year, which returned to full salary in July 2021. The 18.5% decrease in salaries and service costs during the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, was primarily due to employee layoffs in July 2020, temporary reductions in staff salaries, and the closure of the hair and makeup artist division in the second half of 2020.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  The decreases in office and general expenses of 14.3% and 19.7% for the three and nine months ended September 30, 2021, when compared to the three and nine months ended September 30, 2020, were primarily due to reduced rent expense, other office related expenses, and bad debt expense, partially offset by an increase in legal expense in 2021.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense decreased by 21.4% and 16.5% for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to reduced depreciation of assets that became fully amortized in 2020. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $6 thousand and $16 thousand during the three and nine months ended September 30, 2021, compared to $2 thousand and $90 thousand for the three and nine months ended September 30, 2020.

Goodwill Impairment

No goodwill impairment charges were incurred during the nine months ended September 30, 2021. In March 2020, the Company determined that recent declines in revenue, COVID-19 impacts on its retail clients, and declines in its stock price triggered the requirement for goodwill impairment testing. The results of the impairment test indicated that the carrying value of goodwill exceeded its estimated fair value. As a result, during March 2020, the Company recorded an impairment charge of $0.8 million related to its goodwill. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 37.9% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to a temporary reduction in fees paid to corporate employees and the Company’s directors in the prior year that returned to full fee in July 2021. Corporate overhead decreased by 7.1% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the timing of expenses incurred for the Company’s directors and audit fees.

Operating Income and Loss and Operating Margin

Operating income was $1.1 million and $2.0 million for the three and nine months ended September 30, 2021 compared to income of $114 thousand and loss of $4.7 million in the three and nine months ended September 30, 2020. As a result, operating margin increased to 6.7% and 4.8% for the three and nine months ended September 30, 2021, compared to 1.1% and negative 15.7% for the three and nine months ended September 30, 2020. These improvements were primarily the result of increased revenue net of model costs.

Foreign Currency Exchange

The Company realized a $4 thousand gain and $84 thousand loss from foreign currency exchange during the three and nine months ended September 30, 2021, and gains of $14 thousand and $65 thousand gain from foreign currency exchange during the three and nine months ended September 30, 2020. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Gain on Forgiveness of Loan

On March 27, 2021, the Company received notice from the SBA that $1.9 million of loans under the PPP were forgiven. On April 3, 2021, the Company received notice that an additional $0.1 million of loans were forgiven. The Company recorded these gains on forgiveness of loan during the first and second quarters of 2021, respectively.

Employee Retention Credit Income

During 2021, the Company was eligible for employee retention credits under the CAA, as a refundable tax credit against certain employment taxes of up to $7,000 per employee. The Company recorded $0.5 million and $1.4 million of employee retention credits during the three and nine months ended September 30, 2021.

Interest Expense

Interest expense for the three and nine months ended September 30, 2021 and September 30, 2020 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018. See, “Liquidity and Capital Resources.”

Income and Loss before Income Taxes

Income before income taxes increased to $1.5 million and $5.2 million for the three and nine months ended September 30, 2021, compared to $0.1 million and a loss of $4.7 million for the three and nine months ended September 30, 2020. The pre-tax income in 2021 was primarily due to the gain on forgiveness of loans, employee retention credits, and operating income. The loss in 2020 was primarily due to operating losses and goodwill impairment expense.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In 2021, the effective tax rate is lower than in recent years due to PPP loan forgiveness, which is not subject to income tax. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. The Company had income tax expense of $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, compared to income tax expense of $85 thousand and $0.7 million for the three and nine months ended September 30, 2020. The increase in income tax expense for the three months ended September 30, 2021 was primarily due higher pretax income. The income tax expense was relatively unchanged during the nine months ended September 30, 2021 and 2020 due to higher pretax income in 2021 being offset by the lack of a valuation allowance against deferred tax assets recorded in 2020.

Net Income and Loss

The Company had net income of $1.2 and $4.5 million for the three and nine months ended September 30, 2021, compared to net income of $22 thousand and net loss of $5.3 million for the three and nine months ended September 30, 2020, primarily due to the increase in operating income, gain on forgiveness of loans, and employee retention credits.

Liquidity and Capital Resources

The Company’s cash balance increased to $7.5 million at September 30, 2021 from $5.6 million at December 31, 2020. The cash balances increased as a result of $2.7 million net cash provided by operating activities, partially offset by $0.8 million cash used by financing activities during the nine months ended September 30, 2021.

Net cash provided by operating activities of $2.7 million was primarily the result of the net income and increases in amounts due to models, partially offset by an increase in accounts receivable and the noncash gain on forgiveness of PPP loans. The $0.8 million of cash used in financing activities was primarily attributable to principal payments on the Company’s Amegy Bank term loans and payments on finance leases.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings. The COVID-19 pandemic had an impact on the Company’s cash flows during the nine months ended September 30, 2021, primarily due to reduced bookings and modeling jobs. The Company has taken actions to address the impact of COVID-19 by reducing expenses and has the ability to implement more significant cost savings measures if the adverse effects of the pandemic persist for an extended period. Based on budgeted and year-to-date cash flow information, management believes that the Company has sufficient liquidity to meet its projected operational expenses and capital expenditure requirements for the next twelve months.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which originally provided a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduced the availability under the revolving line of credit. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company previously had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit which terminated June 9, 2021, and had no letters of credit outstanding at September 30, 2021. The Company had borrowing capacity of $3.0 million at September 30, 2021. The revolving line of credit expires October 24, 2022.

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

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan is evidenced by a promissory note bearing interest at 5.15% per annum and was payable in monthly installments of interest only through July 12, 2019, followed by 47 equal payments of principal and interest computed on a 60-month amortization schedule.

On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of September 30, 2021, there was no outstanding balance on the term loan.

On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the previously required $20.0 million minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and the minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it was tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period. The Company was in compliance with its bank covenants as of September 30, 2021.

Paycheck Protection Program Loans

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

Off-Balance Sheet Arrangements

The Company previously had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit, which served as security under the lease of the Company’s office space in New York City that expired on February 2021. The letter of credit terminated June 9, 2021 and the Company had no letters of credit outstanding at September 30, 2021.

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

Subsequent Events

In November 2021, we determined that we had been the victim of criminal fraud known to law enforcement authorities as “business e-mail compromise fraud” which involved employee e-mail impersonation and fraudulent payment requests targeting the finance department of a division of the Company. The fraud resulted in transfers of funds aggregating approximately $0.7 million commencing in October 2021.

Working with its financial institutions and law enforcement authorities, the Company currently believes that at least $0.3 million of the stolen funds will be recovered.  It is presently unclear whether or to what extent the Company’s cybersecurity and crime insurance will provide coverage for this loss. If Wilhelmina subsequently determines that it will be unable to recover all or a portion of the stolen funds, the Company will record a charge to earnings in the fourth quarter of 2021.  The incident did not have a material impact on the Company’s business, cash flows, financial condition, or results of operations for the quarter or year to date period ended September 30, 2021.  However, the Company may incur additional subsequent expenses to investigate and take remedial actions related to this event, in addition to any related notifications and other costs that may be required. Any such expenses will be recognized as operating expenses as they are incurred.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company had a material weakness in its internal control over financial reporting due to ineffectively designed and maintained controls required for safeguarding the Company’s funds.  Specifically, the Company’s disbursement authorization policies for a division of the Company were not sufficiently robust, including those for non-routine transactions.  Additionally there was a lack of an appropriate level of skepticism on the part of key accounting personnel and insufficient approval controls around electronic bank transfers.

In light of this material weakness, the Company’s principal executive officer and principal financial officer concluded that the Company did not maintain effective disclosure controls and procedures as of September 30, 2021.  The Company is presently evaluating appropriate procedures to promptly remediate the material weakness in its internal control over financial accounting.  In the event that we fail to timely remediate this material weakness, unauthorized transfers of funds could take place and fail to be identified for inclusion in our financial statements.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended September 30, 2021.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

Not applicable.

Item 6.         Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998)
31.1	Certification of Principal Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 15, 2021	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (principal financial officer)