Form 10-K
period 2021-12-31
Wilhelmina International, Inc.
filed 2022-03-16
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8.9 million.

As of March 16, 2022, the registrant had 5,157,344 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2021

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

PART I

ITEM 1.         BUSINESS

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, and London, as well as a network of licensees. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, athletes and other talent to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies. The Company was incorporated in the State of Delaware in 1996.

Organization and Operating Divisions

The Company acquired the predecessor companies constituting its current primary business in 2008. The Company conducts its business through operating divisions and subsidiaries engaged in fashion model management and other complementary businesses. These business activities are focused on the following key areas:

●	Fashion model and social media influencer management
●	Celebrity management
●	Licensing and branding associations

During 2020, Wilhelmina ceased representation of hair and make-up artists, to better focus on core fashion model and social media influencer talent.

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

Board Name	Location	Target Market
Women	NYC, LA, Miami, London	High-end female fashion models
Men	NYC, LA, Miami, London	High-end male fashion models
Direct	NYC, LA, Miami, London	Established/commercial male/female fashion models
Curve	NYC, LA, Miami, London	Full-figured female fashion models
Showroom	NYC, LA, Miami	Live modeling and designer fit clothing modeling
Fitness	NYC, LA, Miami	Athletic models

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

The Aperture division operates in New York, Los Angeles and Miami, representing actors and models, for film, television, and commercials. Aperture also represents influencers for brand campaigns and endorsements.

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

Licensing & Branding Associations

Wilhelmina Licensing, LLC is a wholly-owned subsidiary that collects third-party licensing fees in connection with the licensing of the “Wilhelmina” name. Third-party licensees include leading fashion model agencies in local markets in the U.S. and internationally. The film and television business consists of occasional television syndication royalties and production series contracts. Also, from time to time, the Company conducts other events, such as model search contests, in an effort to expand the Wilhelmina brand and recruit talent.

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

Clients and Customers

As of December 31, 2021, Wilhelmina represented a roster of approximately 1,400 active models and talent. Wilhelmina’s active models include Karolína Kurková, Olivia Ponton, Ana Maria Figueroa, Francisco Lachowski, Daniel Shin, Douglas Dillon, Fernando Cabral, Hella Tall, Asya Rosh, Bianca Balti, Yumi Nu, Francisco Henriques, Aubrey Hill, Astrid Voss, Elvina Patrick, Lamich Kirabo, Penny Lane, Kylie Lauren, Jessieann Lachowski, Africa Perez, Carmen Fozzard, Carla Pereira, Bojana Krsmanović, Cyrielle Lalande, Mitchell Slaggert, Anne de Paula, Jan Baiboon, Ludwig Wilsdorff, Ottawa Efoe, Rainer Andreesen, Erik Van Gils, Kate King, Malik Lindo, Malcolm Jackson, Milena Feuerer, Haejin Lee, Moon Young, Isabela Grutman, Sabey Dantsira, Lauren Auerbach, Davidson Obennebo, Sasha Melnychuk, Armando Cabral, Vanessa Cruz, Tommy Hackett, Nadia Lee Cohen, Mariana Dantec, Sofia Tesmenitskaya, Nayara Oliveira, Fernando Lindez, Dachuan Jin, Ludwig Wilsdorff, Claudio Monteiro, and Nathan Owens.

Wilhelmina serves approximately 2,500 external clients. Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 3% of overall gross revenues. The top 100 clients of Wilhelmina together accounted for approximately 39% of overall gross revenues during 2021.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool, client roster and its diversification across various talent management segments, together with its name recognition and geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina believes it competed successfully in 2021.

With total advertising expenditures on major media (television, Internet, outdoor, cinema, magazines, and newspapers) estimated to have exceeded $270 billion in 2021, North America is the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

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

EMPLOYEES

As of December 31, 2021, the Company had 80 employees, 48 of whom were located in New York City, five of whom were located at Wilhelmina’s Miami office, 15 of whom were located at Wilhelmina’s Los Angeles office, 10 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

The Company’s corporate headquarters are currently located at 5420 Lyndon B Johnson Freeway, Dallas, Texas 75240, which are also the offices of Newcastle Capital Management, L.P. (“NCM”).  NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), the Company’s largest shareholder. The Company utilizes a portion of NCM’s facilities on a month-to-month basis at $2,500 per month, pursuant to a services agreement between the parties.

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for California-based operations – Los Angeles, CA	3,887	January 31, 2027
Office for Florida-based operations – Miami, FL	2,100	March 31, 2023
Office for London-based operations – London, UK	995	July 19, 2023
Office for New York-based operations – New York, NY	370	Month-to-Month
One model apartment – London, UK	1,400	Month-to-Month
Two model apartments – New York, NY	3,000	2022-2023
Two model apartments – Miami, FL	2,000	March 31, 2023

The Company’s lease on its former New York City offices expired in February 2021. Due to many of the New York staff working remotely during the ongoing COVID-19 pandemic, Wilhelmina elected not to renew the lease and vacated the premises. The Company presently expects that most employees based in New York will continue to work remotely until it is deemed safe to return to an office environment. At that time, Wilhelmina expects to lease a new office space for its New York City operational headquarters. A small temporary office is currently leased in New York, primarily used for client and talent meetings. The Company believes there is sufficient office space available at favorable leasing terms to replace its former office space and to satisfy any need for future expansion.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s $0.01 par value common stock has traded on the Nasdaq Capital Market under the symbol “WHLM” since September 2014. Previously, the common stock was quoted in the over-the-counter market on the OTC Bulletin Board. As of March 16, 2022 there were 5,157,344 shares of the Company’s common stock outstanding held by 437 holders of record.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,000	$5.93	220,000
Equity compensation plans not approved by security holders	-	-	-
Total	180,000	$5.93	220,000

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Issuer Repurchases

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended December 31, 2021.

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

ITEM 6.         RESERVED

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2021 and 2020. This section should be read in conjunction with the Company’s consolidated financial statements and the notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

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

The Company’s revenues are heavily dependent on the level of economic activity in the United States and the United Kingdom, particularly in the fashion, advertising and publishing industries, all of which have been negatively impacted by the pandemic and may not recover as quickly as other sectors of the economy. There have been mandates from federal, state, and local authorities requiring forced closures of non-essential businesses. As a result, beginning in March 2020, the Company saw a significant reduction in customer bookings, resulting in a negative impact to revenue and earnings. While bookings remained below pre-pandemic levels during 2021, bookings increased throughout the year.

In addition to reduced revenue, business operations have been adversely affected by reductions in productivity, limitations on the ability of customers to make timely payments, disruptions in talents’ ability to travel to needed locations, and supply chain disruptions impeding clothing or footwear wardrobe from reaching destinations for photoshoots and other bookings. Many of the Company’s customers are large retail and fashion companies, some of which have had to close stores in the United States and internationally due to the spread of COVID-19. Some of these customers have filed for bankruptcy and others may be unable to pay amounts already owed to the Company, resulting in increased future bad debt expense. These customers also may not emerge from the pandemic with the financial ability, or need, to purchase Wilhelmina’s services to the extent that they did in previous years. Some model talent have been quarantined far from the major cities where Wilhelmina’s offices are located, and also away from where most modeling jobs take place. Many U.S. and international airlines have decreased their flight schedules which, as economic activities resume and clients increase booking requests, may make it difficult for talent to be available when and where they are needed. The B.1.1.7 (Alpha), B.1.617.2 (Delta), and B.1.1.529 (Omicron) variants of the COVID-19 virus, which are believed to spread easily and quickly, have resulted in increased local restrictions and mandates in the cities in which the Company operates. While these disruptions are currently expected to be temporary, there continues to be uncertainty around the duration.

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

Reduced outstanding accounts receivable available as collateral under the Company’s credit agreement with Amegy Bank have limited its access to additional financing. Since the pandemic began, many stock markets, including Nasdaq Capital Market where Wilhelmina’s common stock is listed, have been volatile. A decline in the Company’s stock price would reduce its market capitalization and could require additional goodwill or intangible asset impairment writedowns.

The Company has taken the following actions to address the impact of COVID-19, in order to efficiently manage the business and maintain adequate liquidity and maximum flexibility:

-

In April 2020, obtained approximately $2.0 million in loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).  In 2021, these loans were 100% forgiven.

-	Eliminated discretionary travel and entertainment expenses in 2020, increasing in 2021 as business conditions improved
-	Suspended share repurchases.
-	Did not renew the leases on three New York City model apartments when the terms ended in June and August, 2020.
-	Did not renew the lease on the Company’s New York City office when the term ended in February 2021, and required all New York based staff to work remotely.
-	Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.
-	Negotiated discounts with various vendors and service providers.
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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law.  The CAA expanded eligibility for an employee retention payroll tax credit for companies impacted by the pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees.  This payroll tax credit was a refundable tax credit against certain employment taxes of up to $7 thousand per employee for eligible employers, equal to 70% of qualified wages paid to employees during a quarter, capped at $10 thousand of qualified wages per employee. For the year ended December 31, 2021, the Company recorded $1.3 million of Other Income for employee retention payroll tax credit.  The Company has also benefitted from the CAA guidance to treat expenses associated with forgiven PPP loans as tax deductible.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

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

Analysis of Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

(in thousands)	2021	2020	% Change
Service revenues	56,780	41,577	36.6%
License fees	33	26	26.9%
TOTAL REVENUES	56,813	41,603	36.6%
Model costs	40,711	29,885	36.2%
REVENUES NET OF MODEL COSTS	16,102	11,718	37.4%
GROSS PROFIT MARGIN	28.3%	28.2%
Salaries and service costs	8,644	9,142	(5.4%)
Office and general expenses	2,973	3,608	(17.6%)
Amortization and depreciation	855	1,249	(31.5%)
Cybersecurity incident expenses	575	-	100.0%
Goodwill impairment	-	800	(100.0%)
Corporate overhead	897	888	1.0%
OPERATING INCOME (LOSS)	2,158	(3,969)	154.4%
OPERATING MARGIN	3.8%	(9.5%)
Foreign exchange loss (gain)	80	(16)	600.0%
Gain on forgiveness of loan	(1,994)	-	100.0%
Employee retention payroll tax credit	(1,320)	-	100.0%
Interest expense	51	86	(40.7%)
INCOME (LOSS) BEFORE INCOME TAXES	5,341	(4,039)	232.2%
Current income tax expense	(224)	(178)	25.8%
Deferred tax expense	(599)	(724)	(17.3%)
Effective tax rate	15.4%	(22.3%)
NET INCOME (LOSS)	4,518	(4,941)	191.4%

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increase of 36.6% for the year ended December 31, 2021, when compared to the year ended December 31, 2020, was primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 vaccination rates rose.

License Fees

License fees include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased by 26.9% for the year ended December 31, 2021, when compared to the year ended December 31, 2020, primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margins were relatively unchanged for the year ended December 31, 2021, when compared to the year ended December 31, 2020.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 5.4% decrease in salaries and service costs for the year ended December 31, 2021, when compared to the year ended December 31, 2020, was primarily due to employee layoffs in July 2020, temporary reductions in staff salaries, and the closure of the hair and makeup artist division in the second half of 2020, partially offset by new employee hires in 2021.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  During the year ended December 31, 2021, office and general expenses decreased 17.6% when compared to the year ended December 31, 2020, primarily due to reduced rent expense, computer expense, utilities, and other office expenses, partially offset by an increase in legal expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture and certain finance lease assets. Amortization and depreciation expense decreased by 31.5% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to reduced depreciation of assets that became fully amortized in 2020. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $19 thousand in 2021 and $0.2 million in 2020.

Goodwill Impairment

No goodwill impairment charges were incurred during 2021. In March 2020, the Company determined that declines in revenue, COVID-19 impacts on its retail clients, and declines in its stock price had triggered the requirement for goodwill impairment testing. The results of the impairment test indicated that the carrying value of goodwill exceeded its estimated fair value. As a result, during March 2020, the Company recorded an impairment charge of $0.8 million related to its goodwill. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

Cybersecurity Incident Expenses

In November 2021, the Company determined that it had recently been the victim of criminal fraud known to law enforcement authorities as “business e-mail compromise fraud” which involved employee e-mail impersonation and fraudulent payment requests targeting the finance department of a division of the Company. The fraud resulted in unauthorized transfers of funds aggregating approximately $0.7 million, as well as approximately $10 thousand of professional service fees to address the fraud. The Company recovered $0.2 million in February 2022, which is included in accounts receivable on the Company’s balance sheet as of December 31, 2021. As a result, the Company recorded a charge of $0.6 million in the fourth quarter of 2021 within operating expenses on the consolidated statements of operations.

Loan Forgiveness and Employee Retention Credit

During 2021, the Company recorded a $2.0 million gain on forgiveness of its PPP loans obtained in 2020 and a $1.3 million employee retention payroll tax credit, both of which were the result of governmental actions to mitigate the economic impacts of the COVID-19 pandemic.  Management does not presently expect similar benefits to be available during 2022 and subsequent periods.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent, and travel. Corporate overhead increased by 1.0% for the year ended December 31, 2021, when compared to the year ended December 31, 2020, primarily due to the timing of expenses incurred for the Company’s audit fees.

Operating Income and Operating Margin

Operating income of $2.2 million and operating margin of 3.8% for the year ended December 31, 2021, compared to operating loss of $4.0 million and negative operating margin of 9.5% for the year ended December 31, 2020. These improvements were primarily the result of increased revenue net of model costs and lower operating expenses, partially offset by cybersecurity incident expenses.

Foreign Currency Loss

The Company realized a loss of $80 thousand from foreign currency exchange during the year ended December 31, 2021, compared to gain of $16 thousand from foreign currency exchange during the year ended December 31, 2020. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense for the years ended December 31, 2021 and December 31, 2020 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018 and on finance leases. Interest expense decreased in 2021 due to the repayment of the balance on the Amegy term loan in August 2021. See, “Liquidity and Capital Resources.”

Income before Income Taxes

Income before income taxes of $5.3 million for the year ended December 31, 2021, compared to a loss of $4.0 million for the year ended December 31, 2020.  The pre-tax income in 2021 was primarily due to operating income, the gain on forgiveness of PPP loans, and employee retention payroll tax credits.  The loss in 2020 was primarily due to operating losses and goodwill impairment expense.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible for U.S. federal taxes.  The 15.4% effective tax rate during 2021 was lower than typical years due primarily to the non-taxability of the gain on forgiveness of the PPP loan and the benefit of the employee retention payroll tax credit.

The Company had income tax of $0.8 million for the year ended December 31, 2021, compared to $0.9 million for the year ended December 31, 2020. The Company reported income tax expense for 2020 despite a pre-tax loss due primarily to a $1.5 million valuation allowance recorded against deferred tax assets. The valuation allowance was the result of management’s assessment as of December 31, 2020 that the benefit of the Company’s deferred tax assets would not be realized primarily due to the impact of the COVID-19 pandemic on its business. Income tax expense for 2020 was also impacted by foreign taxes in the United Kingdom related to the Company’s London office that are not deductible for U.S. income tax purposes. In addition, the $0.8 million goodwill impairment recorded in 2020 resulted in only a $0.1 million tax benefit due to certain tax differences.

Net Income

The Company had net income of $4.5 million for the year ended December 31, 2021, compared to net loss of $4.9 million for the year ended December 31, 2020, primarily due to the increase in operating income, gain on forgiveness of PPP loans, and employee retention payroll tax credits.  As a result of the non-recurring nature of each of the cybersecurity incident, the PPP loan forgiveness and the employee retention payroll tax credit, management does not believe 2021 net income is necessarily indicative of future operating results.

Liquidity and Capital Resources

The Company’s cash balance increased to $10.3 million at December 31, 2021 from $5.6 million at December 31, 2020. The cash balance increased primarily as a result of $5.5 million net cash provided by operating activities partially offset by $0.8 million cash used in financing activities, and the $35 thousand adverse effect of exchange rate on cash flow.

Net cash provided by operating activities of $5.5 million was primarily the result of net income and increases in amounts due to models, deferred revenue, and accounts payable and accrued liabilities, partially offset by increases in accounts receivable and the noncash gain on forgiveness of PPP loans. The $19 thousand cash used in investing activities was attributable to purchases of property and equipment, including software and computer equipment. The $0.8 million of cash used in financing activities was primarily attributable to principal payments on the Company’s Amegy Bank term loans and payments on finance leases.

The Company’s primary liquidity needs are for working capital associated with performing services under its client contracts. Generally, the Company incurs significant operating expenses with payment terms shorter than its average collections on billings.  The COVID-19 pandemic had an impact on the Company’s cash flows during 2021, primarily due to reduced bookings and modeling jobs compared to pre-pandemic periods. The Company has taken actions to address the impact of COVID-19 by reducing expenses and has the ability to implement more significant cost savings measures if the adverse effects of the pandemic persist for an extended period.  Based on budgeted cash flow information, management believes that the Company has sufficient liquidity to meet its projected operational expenses and capital expenditure requirements for the next twelve months and beyond.

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which originally provided a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduced the availability under the revolving line of credit. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company previously had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit which terminated June 9, 2021, and had no letters of credit outstanding at December 31, 2021. The Company had borrowing capacity of $3.0 million at December 31, 2021. The revolving line of credit expires October 24, 2022.

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

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan was evidenced by a promissory note bearing interest at 5.15% per annum and was payable in monthly installments of interest only through July 12, 2019, followed by 47 equal payments of principal and interest computed on a 60-month amortization schedule.

On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of December 31, 2021, there was no outstanding balance on the term loan.

On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the previously required $20.0 million minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and the minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it was tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period. The Company was in compliance with its bank covenants as of December 31, 2021.

Paycheck Protection Program Loans

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the PPP. The Sub PPP Loan originally matured on April 13, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Sub PPP Loan was extended to mature on April 13, 2025. On March 27, 2021, the Company received notice from the SBA that the Sub PPP loan, including $17 thousand accrued interest, had been fully forgiven, resulting in $1.9 million of gain on forgiveness of loan recorded within other (income) expenses during the quarter ended March 31, 2021.

On April 18, 2020, the Company executed a Business Loan Agreement and a Promissory Note each dated April 17, 2020 (collectively, the “Parent PPP Loan Documents”), with respect to a loan in the amount of $128 thousand (the “Parent PPP Loan”) from Amegy Bank. The Parent PPP Loan was also obtained pursuant to the PPP. The Parent PPP Loan originally matured on April 17, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Parent PPP Loan was extended to mature on April 17, 2025. On April 3, 2021, the Company received notice from the SBA that the Parent PPP Loan, including $1 thousand accrued interest, had been fully forgiven, resulting in $0.1 million of gain on forgiveness of loan recorded within other (income) expense during the quarter ended June 30, 2021. Under the PPP, the SBA reserves the right to audit any PPP loan forgiveness application for a period of six years from the date of loan forgiveness.

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

The following items require significant estimation or judgement. For additional information about our accounting policies, refer to “Note 2, Summary of Significant Accounting Policies” in the audited consolidated financial statements included herewith.

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

Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Remediation of Material Weakness

As discussed in the Company’s Quarterly Report on Form 10-Q for the period ended September 30,2021, the Company’s management previously determined that the Company had ineffectively designed and maintained controls required for safeguarding the Company’s funds. Specifically, the Company’s disbursement authorization policies for a division of the Company were not sufficiently robust, including those for non-routine transactions. Additionally there was a lack of an appropriate level of skepticism on the part of key accounting personnel and insufficient approval controls around electronic bank transfers. This resulted in a material weakness in internal control over financial reporting. This material weakness did not result in a material misstatement of any previously filed financial statements but posed a risk of material misstatement that might not be prevented or detected on a timely basis.

During the fourth quarter of 2021, management addressed the control deficiency by requiring an additional level of approval for electronic bank transfers, with a combination of password plus pin token authentication, updating staff duties relating to changes to payee bank information, requiring verbal approvals for nonstandard payments, and various updates to IT email security. As a result of these changes and subsequent review and testing, management has concluded that the previously reported material weakness has been remediated and no longer existed as of December 31, 2021.

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

10.2

Promissory Note, dated as of April 20, 2011, by and between Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed May 5, 2011).

10.3

Pledge and Security Agreement, dated as of April 20, 2011, by and between Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed May 5, 2011).

10.4

Guaranty, dated as of April 20, 2011, by the guarantor signatories thereto for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.4 to Form 8-K filed May 5, 2011).

10.5

First Amendment to Credit Agreement, dated January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed January 19, 2012).

10.6

Amended and Restated Line of Credit Promissory Note, dated as of January 1, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed January 19, 2012).

10.7

First Amendment to Pledge and Security Agreement, dated as of January 1, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed January 19, 2012).

10.8

Second Amendment to Credit Agreement, dated as of October 24, 2012, by and between Wilhelmina International, Inc. and Amegy Bank National Association (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2012).

10.9

Second Amended and Restated Line of Credit Promissory Note, dated as of October 24, 2012, by Wilhelmina International, Inc. for the benefit of Amegy Bank National Association (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2012).

10.10

Second Amendment to Pledge and Security Agreement, dated as of October 24, 2012, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.3 to Form 8-K filed October 30, 2012).

10.11

Third Amendment to Pledge and Security Agreement, dated as of July 31, 2014, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.30 to Form 10-K filed March 27, 2015).

10.12

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

10.14

Term Loan Promissory Note, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.34 to Form 10-Q filed November 16, 2015).

10.15

Third Amendment to Pledge and Security Agreement, dated November 10, 2015, by and among Wilhelmina International, Inc., the guarantor signatories thereto and Amegy Bank National Association (incorporated by reference from Exhibit 10.35 to Form 10-Q filed November 16, 2015).

10.16

Fifth Amendment to Credit Agreement dated May 13, 2016, by and among Wilhelmina International, Inc., Amegy Bank National Association and the guarantors signatory thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 17, 2016).

10.17

Sixth Amendment to Credit Agreement and First Amendment to Line of Credit Note dated November 9, 2016, between Wilhelmina International, Inc. and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 14, 2016).

10.18

Seventh Amendment to Credit Agreement dated May 4, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 8, 2017).

10.19

Eighth Amendment to Credit Agreement and Waiver dated August 1, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 4, 2017).

10.20

Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit Note dated October 24, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 9, 2017).

10.21

Tenth Amendment to Credit Agreement dated July 12, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2018).

10.22	Promissory Note dated July 12, 2018, by and between Wilhelmina International, Inc. and ZB, N.A. dba Amegy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K files July 17, 2018).

10.23

Eleventh Amendment to Credit Agreement and Third Amendment to Line of Credit Note dated October 24, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 9, 2018).

10.24

Twelfth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated October 24, 2019, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2019).

10.25

Thirteenth Amendment to Credit Agreement dated March 26, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.27 to Form 10-K filed March 30, 2020).

10.26

Fourteenth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated May 12, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2020).

10.27

Fifteenth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated November 10, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2020).

*10.28	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).

*10.29	Form of Stock Option Grant Agreement (incorporated by reference from Exhibit 10.21 to Form 10-K filed March 23, 2017).

*10.30	Letter agreement dated April 4, 2016 between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Includes compensatory plan or arrangement.

ITEM 16.         FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 16, 2022	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Executive Chairman (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2022.

/s/ Mark E. Schwarz	Director and
Mark E. Schwarz	Executive Chairman (principal executive officer)

/s/ James A. McCarthy	Chief Financial Officer
James A. McCarthy	(principal financial officer)

/s/ Clinton J. Coleman	Director
Clinton J. Coleman

/s/ James A. Dvorak	Director
James A. Dvorak

/s/ Maya Burkenroad	Director
Maya Burkenroad

/s/ Mark E. Pape	Director
Mark E. Pape

/s/ James C. Roddey	Director
James C. Roddey

/s/ Alexander Mehr	Director
Alexander Mehr

WILHELMINA INTERNATOINAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

of Wilhelmina International, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows, for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Trademarks and Trade Name Impairment Assessment - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements, the Company’s trademarks and trade name with indefinite lives had a balance of approximately $8.5 million at December 31, 2021. As described in Note 2 to the consolidated financial statements, the Company's trademarks and trade name are tested for impairment at least annually. The Company elected not to perform the qualitative assessment (Step 0) in connection with testing its trademarks and trade name for impairment. Instead, a quantitative assessment (Step 1) was performed using the royalty-relief method, which is based upon projected revenues and estimated royalty and discount rates. The determination of the fair value of the trademarks and trade name requires management to make significant estimates and assumptions related to forecasts of future revenues and royalty and discount rates.  As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the trademarks and trade name and the amount of any impairment expense recognized.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the critical audit matter included the following:

•

We obtained an understanding and evaluated the design and implementation of internal controls over the estimates and assumptions used by management in the determination of the fair value of the trademarks and trade name including controls addressing:

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

/s/ Baker Tilly US, LLP
New York, New York

March 16, 2022

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

(In thousands, except share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$10,251	$5,556
Accounts receivable, net of allowance for doubtful accounts of $1,580 and $1,635, respectively	8,858	7,146
Prepaid expenses and other current assets	91	105
Total current assets	19,200	12,807

Property and equipment, net of accumulated depreciation of $4,094 and $5,451, respectively	168	928
Right of use assets-operating	1,745	585
Right of use assets-finance	199	218
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	98	93

TOTAL ASSETS	$37,424	$30,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,707	$2,867
Due to models	8,090	6,265
Deferred revenue	535	-
Lease liabilities – operating, current	463	435
Lease liabilities – finance, current	64	77
Term loans - current	-	414
Total current liabilities	12,859	10,058

Long term liabilities:
Deferred income tax, net	2,048	1,449
Lease liabilities – operating, non-current	1,361	180
Lease liabilities – finance, non-current	143	149
Term loan - non-current	-	2,303
Total long-term liabilities	3,552	4,081

Total liabilities	16,411	14,139

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at December 31, 2021 and December 31, 2020	65	65
Treasury stock, 1,314,694 shares at December 31, 2021 and December 31, 2020, at cost	(6,371)	(6,371)
Additional paid-in capital	88,580	88,487
Accumulated deficit	(61,238)	(65,756)
Accumulated other comprehensive (loss) income	(23)	81
Total shareholders’ equity	21,013	16,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,424	$30,645

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2021 and 2020

(In thousands, except per share data)

	2021	2020
Revenues:
Service revenues	$56,780	$41,577
License fees	33	26
Total revenues	56,813	41,603

Model costs	40,711	29,885

Revenues, net of model costs	16,102	11,718

Operating expenses:
Salaries and service costs	8,644	9,142
Office and general expenses	2,973	3,608
Amortization and depreciation	855	1,249
Cybersecurity incident expenses	575	-
Goodwill impairment	-	800
Corporate overhead	897	888
Total operating expenses	13,944	15,687
Operating income (loss)	2,158	(3,969)

Other (income) expense:
Foreign exchange loss (gain)	80	(16)
Gain on forgiveness of loan	(1,994)	-
Employee retention payroll tax credit	(1,320)	-
Interest expense	51	86
Total other (income) expense, net	(3,183)	70

Income (loss) before provision for income taxes	5,341	(4,039)

Provision for income taxes:
Current	(224)	(178)
Deferred	(599)	(724)
Income tax expense	(823)	(902)

Net income (loss)	$4,518	$(4,941)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(104)	79
Total comprehensive income (loss)	$4,414	$(4,862)

Basic net income (loss) per common share	$0.88	$(0.96)
Diluted net income (loss) per common share	$0.88	$(0.96)

Weighted average common shares outstanding-basic	5,157	5,158
Weighted average common shares outstanding-diluted	5,157	5,158

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	6,472	$65	(1,310)	$(6,352)	$88,471	$(60,815)	$2	$21,371
Share based payment expense	-	-	-	-	16	-	-	16
Net loss to common shareholders	-	-	-	-	-	(4,941)	-	(4,941)
Purchases of treasury stock	-	-	(5)	(19)	-	-	-	(19)
Foreign currency translation	-	-	-	-	-	-	79	79
Balances at December 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,487	$(65,756)	$81	$16,506
Share-based payment expense	-	-	-	-	61	-	-	61
Net income to common shareholders	-	-	-	-	-	4,518	-	4,518
Short swing profit disgorgement	-	-	-	-	32	-	-	32
Foreign currency translation	-	-	-	-	-	-	(104)	(104)
Balances at December 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,580	$(61,238)	$(23)	$21,013

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

(In thousands)

	Year Ended
	2021	2020
Cash flows from operating activities:
Net income (loss):	$4,518	$(4,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	855	1,249
Goodwill impairment	-	800
Share based payment expense	61	16
Gain on forgiveness of loan	(1,994)	-
Loss (gain) on foreign exchange rates	80	(16)
Deferred income taxes	599	724
Bad debt expense	168	173
Changes in operating assets and liabilities:
Accounts receivable	(1,961)	2,144
Prepaid expenses and other current assets	16	138
Right of use assets-operating	375	676
Other assets	(6)	22
Due to models	1,753	(1,230)
Deferred revenue	535	-
Lease liabilities-operating	(326)	(768)
Accounts payable and accrued liabilities	863	(954)
Net cash provided by (used in) operating activities	5,536	(1,967)

Cash flows from investing activities:
Purchases of property and equipment	(19)	(154)
Net cash used in investing activities	(19)	(154)

Cash flows from financing activities:
Purchases of treasury stock	-	(19)
Shareholder short swing profit disgorgement	32	-
Proceeds of term loan	-	1,975
Payments on finance leases	(76)	(93)
Repayment of term loan	(743)	(1,258)
Net cash (used in) provided by financing activities	(787)	605

Effect of exchange rate changes on cash:	(35)	79

Net change in cash and cash equivalents:	4,695	(1,437)
Cash and cash equivalents, beginning of year	5,556	6,993
Cash and cash equivalents, end of year	$10,251	$5,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$23	$77
Cash paid for income taxes	$96	$233

Noncash investing and financing activities
Gain on forgiveness of loan	$1,994	$-

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Note 1.  Business Activity

Overview

The primary business of Wilhelmina International, Inc. and its subsidiaries (collectively, “Wilhelmina” or the “Company”) is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, and London, as well as a network of licensees. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media and catalog companies.

Note 2.  Summary of Significant Accounting Policies

The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The following is a summary of significant policies used in the preparation of the accompanying financial statements.

Principles of Consolidation and Basis of Presentation

The financial statements include the consolidated accounts of Wilhelmina and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

License Fees

License fees, in connection with the licensing of the “Wilhelmina” name, are collected on a quarterly basis under the terms of Wilhelmina’s agreements with licensees. The Company recognizes revenue relating to license fees where payment is deemed to be probable, over the license period.

Contract Assets

Contract assets, which primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date are included within accounts receivable and approximated $0.8 million and $0.2 million at December 31, 2021 and 2020, respectively.

Advances to Models

Advances to models for the cost of initial portfolios and other out-of-pocket costs, which are reimbursable only from collections from the Company’s clients as a result of future work, are expensed to model costs as incurred net of such costs that are expected to be recouped.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for doubtful accounts, useful lives for depreciation and amortization, income taxes, the assumptions used for share-based compensation, and impairments of goodwill and intangible assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the allowance. At December 31, 2021, the Company had an allowance of $1.6 million, and recorded an $0.2 million bad debt charge to earnings. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  The Company generally does not require collateral.

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, and London. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At December 31, 2021, the Company had cash balances in excess of FDIC insurance coverage of approximately $5.8 million. Balances in London accounts are covered by Financial Services Compensation Scheme (“FSCS”) limits of £75 thousand or approximately $0.1 million per institution. At December 31, 2021, the Company had cash balances in excess of FSCS coverage of approximately $3.4 million. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization, based upon the shorter of the estimated useful lives (ranging from two to seven years) of the assets or terms of the leases, are computed by use of the straight-line method. Leasehold improvements are amortized based upon the shorter of the terms of the leases or asset lives. When property and equipment are retired or sold, the cost and accumulated depreciation and amortization are eliminated from the related accounts and gains or losses, if any, are reflected in the consolidated statement of operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that impairment has occurred, the amount of the impairment is charged to operations. No such events or changes in circumstances were noted for the years ended December 31, 2021 and 2020.

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

Under the quantitative test, a goodwill impairment is identified by comparing the fair value to the carrying amount, including goodwill. If the carrying amount exceeds the fair value, goodwill is considered impaired and an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill. See Note 12.

At least annually, the Company assesses whether the carrying value of its goodwill and intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. The Company sometimes utilizes an independent valuation specialist to assist with the determination of fair value.  Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess.  No such events or changes in circumstances were noted for the year ended December 31, 2021.  See Note 12 for the triggering events noted in 2020.

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

Deferred Revenue

We record deferred revenue, which is a contract liability, when we have entered into a contract with a customer and cash payments are received prior to satisfaction of the related performance obligation.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense, included in office and general expense in the consolidated statements of operations and comprehensive income (loss), was $11 thousand in each of the years ended December 31, 2021 and 2020.

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

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved. Federal tax returns for tax years 2018 through 2020 remained open for examination as of December 31, 2021.

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

Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements” (“ASC 820”), for financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurements. ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

●	Level 1 Inputs-Unadjusted: quoted prices in active markets for identical assets or liabilities.
●	Level 2 Inputs-Observable: inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 Inputs-Unobservable: inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 in order to reduce the complexity of its application. ASU 2019-12 also improves consistency and simplifies existing guidance by clarifying and amending certain specific areas of Topic 740. The guidance was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted and is to be adopted prospectively, modified retrospectively or retrospectively depending on the associated exception. The Company examined all of the exceptions and determined none are currently applicable. The Company adopted this standard in the first quarter of 2021, and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 3.  Debt

The Company has a credit agreement with Amegy Bank which originally provided a $4.0 million revolving line of credit and up to a $3.0 million term loan which could be drawn through October 24, 2016. Amounts outstanding under the term loan reduced the availability under the revolving line of credit. The revolving line of credit is subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company previously had a $0.2 million irrevocable standby letter of credit outstanding under the revolving line of credit which terminated June 9, 2021, and had no letters of credit outstanding at December 31, 2021. The Company had borrowing capacity of $3.0 million at December 31, 2021. The revolving line of credit expires October 24, 2022.

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

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for an additional term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. The additional term loan was evidenced by a promissory note bearing interest at 5.15% per annum and was payable in monthly installments of interest only through July 12, 2019, followed by 47 equal payments of principal and interest computed on a 60-month amortization schedule.

On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of December 31, 2021, there was no outstanding balance on the term loan.

On March 26, 2020, the Company entered into a Thirteenth Amendment to Credit Agreement (the “Thirteenth Amendment”) with Amegy Bank. The Thirteenth Amendment amended the minimum net worth covenant to require the Company to maintain tangible net worth (as defined therein) of $4.0 million, determined on a quarterly basis. Under the Thirteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy the previously required $20.0 million minimum net worth covenant as of December 31, 2019. On May 12, 2020, the Company entered into a Fourteenth Amendment to Credit Agreement (the “Fourteenth Amendment”) with Amegy Bank. The Fourteenth Amendment amended the line of credit to reduce the maximum borrowing capacity to $3.0 million. Under the Fourteenth Amendment, Amegy Bank also waived an existing default caused by the Company’s failure to satisfy both the minimum fixed charge coverage ratio through March 31, 2020 and the minimum tangible net worth as of March 31, 2020. The Company obtained waivers from Amegy Bank of its failures to satisfy the fixed charge coverage ratio, the minimum tangible net worth, and the borrowing base for the quarters ended June 30, 2020 and September 30, 2020. On November 10, 2020, the Company entered into a Fifteenth Amendment to Credit Agreement (the “Fifteenth Amendment”) with Amegy Bank. The Fifteenth Amendment waived the minimum tangible net worth covenant until December 31, 2021, after which a minimum tangible net worth of $1.5 million will be required. The Fifteenth Amendment also revised the calculation of the fixed charge coverage ratio such that it was tested at December 31, 2020 based on the preceding six month period, tested at March 31, 2021 based on the preceding nine month period, and tested at June 30, 2021 and subsequent periods using a twelve month rolling period. The Company was in compliance with its bank covenants as of December 31, 2021.

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the PPP. The Sub PPP Loan originally matured on April 13, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Sub PPP Loan was extended to mature on April 13, 2025. On March 27, 2021, the Company received notice from the SBA that the Sub PPP loan, including $17 thousand accrued interest, had been fully forgiven, resulting in $1.9 million of gain on forgiveness of loan recorded within other (income) expense during the quarter ended March 31, 2021.

On April 18, 2020, the Company executed a Business Loan Agreement and a Promissory Note each dated April 17, 2020 (collectively, the “Parent PPP Loan Documents”), with respect to a loan in the amount of $128 thousand (the “Parent PPP Loan”) from Amegy Bank. The Parent PPP Loan was also obtained pursuant to the PPP. The Parent PPP Loan originally matured on April 17, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Parent PPP Loan was extended to mature on April 17, 2025. On April 3, 2021, the Company received notice from the SBA that the Parent PPP Loan, including $1 thousand accrued interest, had been fully forgiven, resulting in $0.1 million of gain on forgiveness of loan recorded within other (income) expense during the quarter ended June 30, 2021. Under the PPP, the SBA reserves the right to audit any PPP loan forgiveness application for a period of six years from the date of forgiveness.

Note 4.  Property and Equipment

Property and equipment at  December 31, 2021 and 2020 was comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Furniture and fixtures	$392	$1,490
Software and software development costs	2,944	2,944
Computer and equipment	890	981
Leasehold improvements	36	964
Total	4,262	6,379
Less: Accumulated depreciation	(4,094)	(5,451)
Property and equipment, net	$168	$928

During 2021, $2.1 million of fully depreciated assets were disposed compared to none during 2020. For the years ended December 31, 2021 and 2020, depreciation expense totaled $0.8 million and $1.2 million, respectively. Depreciation expense decreased primarily due to reduced depreciation of assets that became fully amortized in 2020.

Note 5.  Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment. These operating leases expire at various dates through 2027. In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreements. The Company also leases certain corporate office facilities from an affiliate.

During 2021, $0.1 million of lease payments were classified as amortization expense, and included within cash used in financing activities on the Company’s statement of cash flows. At December 31, 2021, the weighted-average remaining lease term was 4.4 years for operating leases and 3.5 years for finance type leases. At December 31, 2021, the weighted average discount rate was 3.8% for operating leases and 4.8% for finance type leases.

The following table presents additional information regarding the Company’s financing and operating leases for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020

Finance lease expense
Amortization of ROU assets	$77	$97
Interest on lease liabilities	9	14
Operating lease expense	629	1,157
Short term lease expense	279	250

Cash paid for amounts included in the measurement of lease liabilities for finance leases
Financing cash flows	87	109

Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	580	1,140

ROU assets obtained in exchange for lease liabilities
Finance leases	58	-
Operating leases	1,749	332

As of December 31, 2021, future maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
2022	$522	$68
2023	399	68
2024	313	63
2025	354	13
2026	366	11
Thereafter	31	-
Total	1,985	223
Less: Present value discount	(161)	(16)
Lease liability	$1,824	$207

The following table summarizes future minimum payments under the current lease agreements:

Years Ending December 31	Amount (in thousands)
2022	$675
2023	494
2024	405
2025	367
2026	378
Thereafter	31
Total	$2,350

Rent expense totaled approximately $0.9 million and $1.5 million for the years ended December 31, 2021 and 2020.

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

Note 7.  Income Taxes

The following table summarizes the income tax expense for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Current:
Federal	$-	$-
State	(34)	(36)
Foreign	(190)	(142)
Current Total	(224)	(178)
Deferred:
Federal	(552)	(633)
State	(47)	(91)
Foreign	-	-
Deferred Total	(599)	(724)
Total	$(823)	$(902)

The income tax expense differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The following table shows the reasons for these differences (in thousands):

	2021	2020
Computed income tax (expense) benefit at statutory rate	$(1,122)	$789
Decrease (increase) in taxes resulting from:
Permanent and other deductions, net	419	51
Goodwill impairment	-	(120)
Global intangible low-taxed income	(204)	(113)
Foreign income taxes	156	10
State income taxes, net of federal benefit	(119)	120
Deferred tax effects	55	(153)
Valuation allowance	(8)	(1,486)
Total income tax expense	$(823)	$(902)
Effective tax rate	15.4%	(22.3% )

The Company’s effective tax rate was 15.4% for the year ended December 31, 2021.  The low effective tax rate was primarily driven by $2.0 million non-taxable gain on forgiveness of PPP loans, which was the result of governmental actions to mitigate the impacts of the COVID-19 pandemic.

The Company reported income tax expense of $0.9 million for 2020 despite a pre-tax loss. The expense was primarily due to a $1.5 million valuation allowance recorded against deferred tax assets. The valuation allowance was the result of management’s assessment as of December 31, 2020 that it was more likely than not that the benefit of the Company’s deferred tax assets would not be realized primarily due to the impact of the COVID-19 pandemic on its business. Income tax expense for 2020 was also impacted by foreign taxes in the United Kingdom related to the Company’s London office that are not deductible for U.S. income tax purposes. In addition, the $0.8 million goodwill impairment recorded in 2020 resulted in only a $0.1 million tax benefit due to certain permanent tax differences.

The following table shows the tax effect of significant temporary differences, which comprise the deferred tax asset and liability (in thousands):

	2021	2020
Deferred tax asset:
Net operating loss carryforward	$293	$1,063
Foreign tax credits	495	483
Accrued expenses	552	396
Allowance for doubtful accounts	78	78
Lease liability	493	146
Share-based compensation	66	49
Other intangible assets	20	30
Interest expense limitation	-	23
Less: Valuation allowance	(1,494)	(1,486)
Total deferred income tax asset	503	782
Deferred tax liability:
Property and equipment	(39)	(159)
Right of use asset	(469)	(136)
Intangible assets-brand name	(1,183)	(1,197)
Goodwill	(340)	(288)
Other intangible assets	(520)	(451)
Total deferred income tax liability	(2,551)	(2,231)
Deferred income tax, net	$(2,048)	$(1,449)

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

At December 31, 2021 and December 31, 2020, the Company had $1.1 million and $4.3 million, respectively, of U.S. federal net operating loss carryforwards. The $1.1 million U.S. federal net operating loss carryforward at December 31, 2021 has no expiration date. Additionally, the Company has $0.5 million of foreign tax credit carryforwards which expire between 2023 and 2031.

The Company does not believe that it had any significant uncertain tax positions at December 31, 2021 and December 31, 2020, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

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

From 2012 through December 31, 2021, the Company repurchased an aggregate of 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the year ended December 31, 2021, no shares were repurchased. The repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $30 thousand for each of the years ended December 31, 2021 and 2020. The Company did not owe NCM any amounts under the services agreement as of December 31, 2021.

In the second quarter of 2021, the Company recorded $32 thousand related to the recovery of short-swing profits disgorged from one of the Company’s shareholders under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to additional paid-in capital in the accompanying consolidated balance sheet, as well as cash provided by financing activities in the accompanying consolidated statement of cash flows for 2021.

Note 10.  Stock Options and Stock Purchase Warrants

During 2015, shareholders of the Company approved the 2015 Incentive Plan which authorized the issuance of up to 500,000 shares of the common stock pursuant to stock options, restricted stock, stock appreciation rights and other equity incentives awarded to directors, officers, consultants, advisors and employees of the Company. Stock option awards under the 2015 Incentive Plan are granted at the market value of the common stock on the date of grant, vest over service periods of one to five years and terminate not more than ten years from the date of grant.

Under the 2015 Incentive Plan, stock option awards covering 120,000 shares of the common stock were granted during 2021. No stock option awards were granted during 2020. No stock options were exercised during either 2021 or 2020.

The following table shows a summary of stock option transactions under the 2015 Incentive Plan during 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2020	460,000	$7.34
Granted	-	-
Exercised	-	-
Forfeited or expired	(400,000)	(7.40)
Outstanding, December 31, 2020	60,000	$6.93
Granted	120,000	5.43
Exercised	-	-
Forfeited or expired	-	-
Outstanding, December 31, 2021	180,000	$5.93

Weighted average remaining contractual life was 6.85 years at December 31, 2021 and 5.83 years at December 31, 2020. The exercise price of all stock options was below the market value at both December 31, 2021 and 2020. Therefore, there is no intrinsic value at December 31, 2021 and 2020. Total unrecognized compensation expense on options outstanding as of December 31, 2021 was $0.3 million. Options to purchase 54,000 shares of common stock were exercisable as of December 31, 2021.

The Company estimates the fair value of each stock option granted on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Wilhelmina’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options’ expected lives on the dates of grant. Expected term is determined based on the option term.

The following table lists the inputs to the Black-Scholes model used for the fair value measurement of the stock options granted during 2021.

Year ended December 31, 2021
Weighted average fair value at the measurement date ($)	3.1
Dividend yield (%)	0
Expected volatility of the share prices (%)	68.9
Risk-free interest rate (%)	1.3
Expected life of share options (years)	4.0 to 6.3
Weighted average share price ($)	5.4

Note 11.  Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan, which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 100% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company may make discretionary contributions. No discretionary contributions were made during the years ended December 31, 2021 and 2020.

Note 12.  Goodwill

Changes to the carrying amount of Goodwill are as follows (in thousands):

Balance at December 31, 2019	$8,347
2020 Goodwill impairment	(800)
Balance as of December 31, 2020	7,547

Balance as of December 31, 2021	$7,547

In 2020, the Company determined there were triggering events, primarily caused by a sustained decrease in the Company’s stock price. The results of the goodwill impairment tests indicated that the carrying values exceeded the estimated fair values. Thus, during 2020, the Company recorded impairment charges of $0.8 million related to its goodwill. No asset impairment charges were incurred during 2021. Further declines in the Company’s stock price could result in additional goodwill impairment charges.

Note 13.  Cybersecurity Incident

In November 2021, the Company determined that it had recently been the victim of criminal fraud known to law enforcement authorities as “business e-mail compromise fraud” which involved employee e-mail impersonation and fraudulent payment requests targeting the finance department of a division of the Company. The fraud resulted in unauthorized transfers of funds aggregating approximately $0.7 million, as well as approximately $10 thousand of professional service fees to address the fraud. The Company recovered $0.2 million in February 2022, which is included in accounts receivable on the Company’s balance sheet as of December 31, 2021. As a result, the Company recorded a charge of $0.6 million in the fourth quarter of 2021 within operating expenses on the consolidated statements of operations.

The Company is continuing to pursue the recovery of the remaining $0.6 million and is cooperating with U.S. federal law enforcement authorities who are actively pursuing an investigation. It is presently unclear whether or to what extend any additional amounts will be recovered. Any additional recoveries will be recognized as a gain on recovery in the period that the funds are received.