Form 10-Q
period 2022-03-31
Wilhelmina International, Inc.
filed 2022-05-11
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2022

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,428	$10,251
Accounts receivable, net of allowance for doubtful accounts of $1,612 and $1,580, respectively	9,555	8,858
Prepaid expenses and other current assets	190	91
Total current assets	19,173	19,200

Property and equipment, net of accumulated depreciation of $4,135 and $4,094, respectively	142	168
Right of use assets-operating	1,627	1,745
Right of use assets-finance	183	199
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	100	98

TOTAL ASSETS	$37,239	$37,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,415	$3,707
Due to models	8,150	8,090
Deferred revenue	-	535
Lease liabilities – operating, current	471	463
Lease liabilities – finance, current	60	64
Total current liabilities	12,096	12,859

Long term liabilities:
Deferred income tax, net	2,144	2,048
Lease liabilities – operating, non-current	1,235	1,361
Lease liabilities – finance, non-current	131	143
Total long-term liabilities	3,510	3,552

Total liabilities	15,606	16,411

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at March 31, 2022 and December 31, 2021	65	65
Treasury stock, 1,314,694 shares at March 31, 2022 and December 31, 2021, at cost	(6,371)	(6,371)
Additional paid-in capital	88,635	88,580
Accumulated deficit	(60,499)	(61,238)
Accumulated other comprehensive loss	(197)	(23)
Total shareholders’ equity	21,633	21,013

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,239	$37,424

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Service revenues	$16,638	$11,966
License fees	7	10
Total revenues	16,645	11,976

Model costs	12,097	8,639

Revenues, net of model costs	4,548	3,337

Operating expenses:
Salaries and service costs	2,652	1,871
Office and general expenses	709	855
Amortization and depreciation	59	266
Corporate overhead	254	245
Total operating expenses	3,674	3,237
Operating income	874	100

Other expense (income):
Foreign exchange loss	6	68
Gain on forgiveness of loan	-	(1,865)
Employee retention payroll tax credit	-	(426)
Interest expense	3	29
Total other expense (income)	9	(2,194)

Income before provision for income taxes	865	2,294

Provision for income taxes:
Current	(30)	(36)
Deferred	(96)	(37)
Provision for income taxes, net	(126)	(73)

Net income	$739	$2,221

Other comprehensive loss:
Foreign currency translation adjustment	(174)	(19)
Total comprehensive income	565	2,202

Basic net income per common share	$0.14	$0.43
Diluted net income per common share	$0.14	$0.43

Weighted average common shares outstanding-basic	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,487	$(65,756)	$81	$16,506
Share based payment expense	-	-	-	-	3	-	-	3
Net income to common shareholders	-	-	-	-	-	2,221	-	2,221
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balances at March 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,490	$(63,535)	$62	$18,711

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,580	$(61,238)	$(23)	$21,013
Share based payment expense	-	-	-	-	55	-	-	55
Net income to common shareholders	-	-	-	-	-	739	-	739
Foreign currency translation	-	-	-	-	-	-	(174)	(174)
Balances at March 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,635	$(60,499)	$(197)	$21,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income:	$739	$2,221
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	59	266
Share based payment expense	55	3
Gain on forgiveness of loan	-	(1,865)
Foreign exchange loss	6	68
Employee retention payroll tax credit	-	(365)
Deferred income taxes	96	37
Bad debt expense	43	36
Changes in operating assets and liabilities:
Accounts receivable	(829)	(948)
Prepaid expenses and other current assets	(103)	(78)
Right of use assets-operating	119	-
Other assets	(3)	-
Due to models	94	710
Lease liabilities-operating	(119)	(19)
Deferred revenue	(535)	-
Accounts payable and accrued liabilities	(300)	208
Net cash (used in) provided by operating activities	(678)	274

Cash flows from investing activities:
Purchases of property and equipment	(15)	(4)
Net cash used in investing activities	(15)	(4)

Cash flows from financing activities:
Payments on finance leases	(17)	(24)
Repayment of term loan	-	(46)
Net cash used in financing activities	(17)	(70)

Foreign currency effect on cash flows:	(113)	(19)

Net change in cash and cash equivalents:	(823)	181
Cash and cash equivalents, beginning of period	10,251	5,556
Cash and cash equivalents, end of period	$9,428	$5,737

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$9

Noncash investing and financing activities
Gain on forgiveness of loan	$-	$1,865

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of income and comprehensive income, statements of shareholders’ equity, and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 3.  Foreign Currency Translation

The functional currency of our subsidiary in the United Kingdom is the British Pound. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Results of operations are translated using the weighted average exchange rates during reporting periods. Related translation adjustments are accumulated in a separate component of stockholder’s equity and transaction gains and losses are recognized in the consolidated statements of income and comprehensive income when realized.

Note 4.  Debt

The Company has a credit agreement with Amegy Bank which provides a $3.0 million revolving line of credit, subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company had borrowing capacity of $3.0 million at March 31, 2022. The revolving line of credit expires October 24, 2022. The Company was in compliance with its bank covenants as of March 31, 2022.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for a term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of March 31, 2022, there was no outstanding balance on the term loan.

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the federal Paycheck Protection Program (the “PPP”). The Sub PPP Loan originally matured on April 13, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Sub PPP Loan was extended to mature on April 13, 2025. On March 27, 2021, the Company received notice from the SBA that the Sub PPP loan, including $17 thousand accrued interest, had been fully forgiven, resulting in $1.9 million of gain on forgiveness of loan recorded within other (income) expenses during the quarter ended March 31, 2021.

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

Note 6.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of valuation allowances on deferred tax assets, certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. In 2021, the effective tax rate was lower than in typical years due to PPP loan forgiveness, which was not subject to income tax. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. As of March 31, 2022, due primarily to the effects of the COVID-19 pandemic on its business, the Company maintained a full $1.4 million valuation allowance against its deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of the valuation allowance and may adjust the valuation allowance in future periods based on changes in estimated future income and other factors.

As of March 31, 2022, the Company had federal income tax loss carryforwards of $0.8 million.

Note 7. Treasury Shares

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

From 2012 through March 31, 2022, the Company has repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first three months of 2022, no shares were repurchased under the stock repurchase program.

Note 8.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $7.5 thousand for the three months ended both March 31, 2022 and 2021. The Company did not owe NCM any amounts under the services agreement as of March 31, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2022 and 2021. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) estimated to have exceeded $270 billion in recent years, North America the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

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

Analysis of Consolidated Statements of Income and Service Revenues

(in thousands)	Three Months Ended
	March 31	March 31	% Change
	2022	2021	2022 vs 2021
Service revenues	16,638	11,966	39.0%
License fees and other income	7	10	(30.0%)
TOTAL REVENUES	16,645	11,976	39.0%
Model costs	12,097	8,639	40.0%
REVENUES NET OF MODEL COSTS	4,548	3,337	36.3%
GROSS PROFIT MARGIN	27.3%	27.9%
Salaries and service costs	2,652	1,871	41.7%
Office and general expenses	709	855	(17.1%)
Amortization and depreciation	59	266	(77.8%)
Corporate overhead	254	245	3.7%
OPERATING INCOME	874	100	*
OPERATING MARGIN	5.3%	0.8%
Foreign exchange loss	6	68	(91.2%)
Gain on forgiveness of loan	-	(1,865)	(100.0%)
Employee retention payroll tax credit	-	(426)	(100.0%)
Interest expense	3	29	(89.7%)
INCOME BEFORE INCOME TAXES	865	2,294	(62.3%)
Current income tax expense	(30)	(36)	(16.7%)
Deferred tax expense	(96)	(37)	159.5%*
Effective tax rate	14.6%	3.2%
NET INCOME	739	2,221	(66.7%)

*Not meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increase of 39.0% for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, was primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 pandemic restrictions were moderated or rescinded.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 30.0% for the three months ended March 31, 2022, when compared to three months ended March 31, 2021, primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin decreased by 60 basis points for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, primarily due to a change in board revenue mix and a larger percentage of consolidated revenue from the Aperture division in 2022, which is lower margin than traditional core model bookings.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 41.7% increase in salaries and service costs during the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, was primarily due to temporary reductions in staff salaries in the prior year, which returned to full salary in July 2021.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  The decrease in office and general expenses of 17.1% for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, was primarily due to reduced rent expense, other office related expenses, utilities, computer expenses, and legal expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense decreased by 77.8% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to reduced depreciation of assets that became fully amortized in 2021. Fixed asset purchases (mostly related to technology and computer equipment) totaled $15 thousand during the three months ended March 31, 2022, compared to $4 thousand for the three months ended March 31, 2021.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 3.7% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a temporary reduction in fees paid to corporate employees and the Company’s directors in the prior year that returned to full fee in July 2021.

Operating Income and Loss and Operating Margin

Operating income was $0.9 million for the three months ended March 31, 2022 compared to income of $0.1 million in the three months ended March 31, 2021. As a result, operating margin increased to 5.3% for the three months ended March 31, 2022, compared to 0.8% for the three months ended March 31, 2021. These improvements were primarily the result of increased revenue net of model costs.

Foreign Currency Exchange

The Company realized a $6 thousand loss from foreign currency exchange during the three months ended March 31, 2022, and loss of $68 thousand from foreign currency exchange during the three months ended March 31, 2021. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Gain on Forgiveness of Loan

On March 27, 2021, the Company received notice from the SBA that $1.9 million of loans under the PPP were forgiven. The Company recorded these gains on forgiveness of loan during the first quarter of 2021.

Employee Retention Payroll Tax Credit

During 2021, the Company was eligible for a one-time employee retention payroll tax credit as a refundable credit against certain employment taxes of up to $7,000 per employee. The Company recorded $0.4 million of employee retention payroll tax credits during the three months ended March 31, 2021.

Interest Expense

Interest expense of $3 thousand for the three months ended March 31, 2022 was primarily attributable to interest on finance leases. Interest expense of $29 thousand for the three months ended March 31, 2021 was primarily attributable to accrued interest on a term loan drawn during 2018, which was fully repaid during the second half of 2021. See, “Liquidity and Capital Resources.”

Income and Loss before Income Taxes

Income before income taxes of $0.9 million for the three months ended March 31, 2022, compared to $2.3 million for the three months ended March 31, 2021. The higher pre-tax income in 2021 was primarily due to the gain on forgiveness of loans and employee retention payroll tax credits, partially offset by lower operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates.  The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes.  In 2021, the effective tax rate was lower due to PPP loan forgiveness, which was not subject to income tax. The Company had income tax expense of $0.1 million for the three months ended March 31, 2022 and 2021.

Net Income and Loss

The Company had net income of $0.7 million for the three months ended March 31, 2022, compared to net income of $2.2 million for the three months ended March 31, 2021. In 2021, the net income was primarily related to the gain on forgiveness of PPP loans and employee retention payroll tax credits.

Liquidity and Capital Resources

The Company’s cash balance decreased to $9.4 million at March 31, 2022 from $10.3 million at December 31, 2021. The cash balances decreased as a result of $0.7 million net cash used in operating activities, $15 thousand net cash used in investing activities, $17 thousand cash used in financing activities, and $0.1 million adverse effect of exchange rate on cash flow during the three months ended March 31, 2022.

Net cash used in operating activities of $0.7 million was primarily the result of increases in accounts receivable and prepaid expenses and decreases in accounts payable and accrued expenses, deferred revenue, and lease liabilities, partially offset by net income and an increase in deferred income tax liability.  The $15 thousand cash used in investing activities was attributable to purchases of property and equipment, including software and computer equipment.  The $17 thousand cash used in financing activities was attributable to payments on finance leases.

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

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $3.0 million revolving line of credit, subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company had borrowing capacity of $3.0 million at March 31, 2022. The revolving line of credit expires October 24, 2022. The Company was in compliance with its bank covenants as of March 31, 2022.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for a term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of March 31, 2022, there was no outstanding balance on the term loan.

Paycheck Protection Program Loans

On April 15, 2020, Wilhelmina International, Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, executed a Business Loan Agreement and a Promissory Note each dated April 13, 2020 (collectively, the “Sub PPP Loan Documents”), with respect to a loan in the amount of $1.8 million (the “Sub PPP Loan”) from Amegy Bank. The Sub PPP Loan was obtained pursuant to the federal Paycheck Protection Program (the “PPP”). The Sub PPP Loan originally matured on April 13, 2022 and bore interest at a rate of 1.00% per annum. As allowed under the Paycheck Protection Flexibility Act, the Sub PPP Loan was extended to mature on April 13, 2025. On March 27, 2021, the Company received notice from the SBA that the Sub PPP loan, including $17 thousand accrued interest, had been fully forgiven, resulting in $1.9 million of gain on forgiveness of loan recorded within other (income) expenses during the quarter ended March 31, 2021.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended March 31, 2022.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 11, 2022	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (principal financial officer)