Form 10-Q
period 2022-06-30
Wilhelmina International, Inc.
filed 2022-08-10
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2022

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,311	$10,251
Accounts receivable, net of allowance for doubtful accounts of $1,527 and $1,580, respectively	11,118	8,858
Prepaid expenses and other current assets	199	91
Total current assets	20,628	19,200

Property and equipment, net of accumulated depreciation of $4,168 and $4,094, respectively	112	168
Right of use assets-operating	1,507	1,745
Right of use assets-finance	168	199
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	322	98

TOTAL ASSETS	$38,751	$37,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,745	$3,707
Due to models	8,657	8,090
Deferred revenue	-	535
Lease liabilities – operating, current	450	463
Lease liabilities – finance, current	61	64
Total current liabilities	12,913	12,859

Long term liabilities:
Deferred income tax, net	2,317	2,048
Lease liabilities – operating, non-current	1,134	1,361
Lease liabilities – finance, non-current	116	143
Total long term liabilities	3,567	3,552

Total liabilities	16,480	16,411

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at June 30, 2022 and December 31, 2021	65	65
Treasury stock, 1,314,694 shares at June 30, 2022 and December 31, 2021, at cost	(6,371)	(6,371)
Additional paid-in capital	88,690	88,580
Accumulated deficit	(59,578)	(61,238)
Accumulated other comprehensive loss	(535)	(23)
Total shareholders’ equity	22,271	21,013

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,751	$37,424

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2022 and 2021

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Service revenues	$17,596	$14,502	$34,234	$26,468
License fees	8	8	15	18
Total revenues	17,604	14,510	34,249	26,486

Model costs	12,905	10,412	25,002	19,051

Revenues, net of model costs	4,699	4,098	9,247	7,435

Operating expenses:
Salaries and service costs	2,697	2,057	5,349	3,928
Office and general expenses	693	709	1,402	1,564
Amortization and depreciation	47	243	106	509
Corporate overhead	222	198	476	443
Total operating expenses	3,659	3,207	7,333	6,444
Operating income	1,040	891	1,914	991

Other (income) expense:
Foreign exchange (gain) loss	(110)	20	(104)	88
Gain on forgiveness of loan	-	(129)	-	(1,994)
Employee retention payroll tax credit	-	(436)	-	(862)
Interest expense	2	13	5	42
Total other income	(108)	(532)	(99)	(2,726)

Income before provision for income taxes	1,148	1,423	2,013	3,717

Provision for income taxes:
Current	(54)	(74)	(84)	(110)
Deferred	(173)	(228)	(269)	(265)
Provision for income taxes, net	(227)	(302)	(353)	(375)

Net income	$921	$1,121	$1,660	$3,342

Other comprehensive (loss) income:
Foreign currency translation adjustment	(338)	16	(512)	(3)
Total comprehensive income	$583	$1,137	$1,148	$3,339

Basic net income per common share	$0.18	$0.22	$0.32	$0.65
Diluted net income per common share	$0.18	$0.22	$0.32	$0.65

Weighted average common shares outstanding-basic	5,157	5,157	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157	5,157	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,487	$(65,756)	$81	$16,506
Share based payment expense	-	-	-	-	3	-	-	3
Net income to common shareholders	-	-	-	-	-	2,221	-	2,221
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balances at March 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,490	$(63,535)	$62	$18,711
Share based payment expense	-	-	-	-	1	-	-	1
Net income to common shareholders	-	-	-	-	-	1,121	-	1,121
Short swing profit disgorgement	-	-	-	-	32	-	-	32
Foreign currency translation	-	-	-	-	-	-	16	16
Balances at June 30, 2021	6,472	$65	(1,315)	$(6,371)	$88,523	$(62,414)	$78	$19,881

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,580	$(61,238)	$(23)	$21,013
Share based payment expense	-	-	-	-	55	-	-	55
Net income to common shareholders	-	-	-	-	-	739	-	739
Foreign currency translation	-	-	-	-	-	-	(174)	(174)
Balances at March 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,635	$(60,499)	$(197)	$21,633
Share based payment expense	-	-	-	-	55	-	-	55
Net income to common shareholders	-	-	-	-	-	921	-	921
Foreign currency translation	-	-	-	-	-	-	(338)	(338)
Balances at June 30, 2022	6,472	$65	(1,315)	$(6,371)	$88,690	$(59,578)	$(535)	$22,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income:	$1,660	$3,342
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	106	509
Share based payment expense	110	4
Gain on forgiveness of loan	-	(1,994)
(Gain) loss on foreign exchange rates	(104)	88
Employee retention payroll tax credit	-	(35)
Deferred income taxes	269	265
Bad debt expense	79	78
Changes in operating assets and liabilities:
Accounts receivable	(2,412)	(2,058)
Prepaid expenses and other current assets	(116)	(2)
Right of use assets-operating	238	139
Other assets	(227)	(16)
Due to models	681	982
Lease liabilities-operating	(240)	(166)
Deferred revenue	(535)	-
Accounts payable and accrued liabilities	14	410
Net cash (used in) provided by operating activities	(477)	1,546

Cash flows from investing activities:
Purchases of property and equipment	(18)	(10)
Net cash used in investing activities	(18)	(10)

Cash flows from financing activities:
Shareholder short swing profit disgorgement	-	32
Payments on finance leases	(33)	(49)
Repayment of term loan	-	(93)
Net cash used in financing activities	(33)	(110)

Foreign currency effect on cash flows:	(412)	(3)

Net change in cash and cash equivalents:	(940)	1,423
Cash and cash equivalents, beginning of period	10,251	5,556
Cash and cash equivalents, end of period	$9,311	$6,979

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$18
Cash paid for income taxes	$5	$5

Noncash investing and financing activities
Gain on forgiveness of loan	$-	1,994

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations and comprehensive income, statements of shareholders’ equity, and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 4.  Debt

The Company has a credit agreement with Amegy Bank which provides a $3.0 million revolving line of credit, subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company had borrowing capacity of $3.0 million at June 30, 2022. The revolving line of credit expires October 24, 2022. The Company was in compliance with its bank covenants as of June 30, 2022.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for a term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of June 30, 2022, there was no outstanding balance on the term loan.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of June 30, 2022 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 6.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of valuation allowances on deferred tax assets, certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. In 2021, the effective tax rate was lower than in typical years due to PPP loan forgiveness, which was not subject to income tax. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. As of June 30, 2022, due primarily to the effects of the COVID-19 pandemic on its business, the Company maintained a full $1.5 million valuation allowance against its deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of the valuation allowance and may adjust the valuation allowance in future periods based on changes in estimated future income and other factors.

As of June 30, 2022, the Company had no federal income tax loss carryforwards.

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

From 2012 through June 30, 2022, the Company has repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first six months of 2022, no shares were repurchased under the stock repurchase program.

Note 8.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $15 thousand for the six months ended both June 30, 2022 and 2021. The Company did not owe NCM any amounts under the services agreement as of June 30, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2022 and 2021. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards,” each a specific division of the fashion model management operations which specializes by the type of model it represents, by geographic locations and from significant clients.  Within its fashion model management business, Wilhelmina’s primary source of service revenue is from model fees and service charges paid by the client for bookings directly negotiated by the Company. The Company also receives commissions paid on bookings by third-party agencies. See “Critical Accounting Policies - Revenue Recognition.”

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)

	Three Months Ended			Six Months Ended
	June 30	June 30	% Change	June 30	June 30	% Change
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Service revenues	17,596	14,502	21.3%	34,234	26,468	29.3%
License fees and other income	8	8	-	15	18	(16.7%)
TOTAL REVENUES	17,604	14,510	21.3%	34,249	26,486	29.3%
Model costs	12,905	10,412	23.9%	25,002	19,051	31.2%
REVENUES NET OF MODEL COSTS	4,699	4,098	14.7%	9,247	7,435	24.4%
GROSS PROFIT MARGIN	26.7%	28.2%		27.0%	28.1%
Salaries and service costs	2,697	2,057	31.1%	5,349	3,928	36.2%
Office and general expenses	693	709	(2.3%)	1,402	1,564	(10.4%)
Amortization and depreciation	47	243	(80.7%)	106	509	(79.2%)
Corporate overhead	222	198	12.1%	476	443	7.4%
OPERATING INCOME	1,040	891	16.7%	1,914	991	93.1%
OPERATING MARGIN	5.9%	6.1%		5.6%	3.7%
Foreign exchange (gain) loss	(110)	20	*	(104)	88	*
Gain on forgiveness of loan	-	(129)	(100%)	-	(1,994)	(100%)
Employee retention payroll tax credit	-	(436)	(100%)	-	(862)	(100%)
Interest expense	2	13	(84.6%)	5	42	(88.1%)
INCOME BEFORE INCOME TAXES	1,148	1,423	(19.3%)	2,013	3,717	(45.8%)
Current income tax expense	(54)	(74)	(27.0%)	(84)	(110)	(23.6%)
Deferred tax expense	(173)	(228)	(24.1%)	(269)	(265)	1.5%
Effective tax rate	19.8%	21.2%		17.5%	10.1%
NET INCOME	921	1,121	(17.8%)	1,660	3,342	(50.3%)

* Not meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increases of 21.3% and 29.3% for the three and six months ended June 30, 2022, when compared to the three and six months ended June 30, 2021, were primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 pandemic restrictions were moderated or rescinded.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased for the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin decreased by 150 and 110 basis points for the three and six months ended June 30, 2022, when compared to the three and six months ended June 30, 2021, primarily due to a change in board revenue mix and a larger percentage of consolidated revenue from the Aperture division in 2022, which is lower margin than traditional core model bookings.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 31.1% and 36.2% increases in salaries and service costs during the three and six months ended June 30, 2022, when compared to the three and six months ended June 30, 2021, were primarily due to temporary reductions in staff salaries in the prior year, which returned to full salary in July 2021.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  The decreases in office and general expenses of 2.3% and 10.4% for the three and six months ended June 30, 2022, when compared to the three and six months ended June 30, 2021, were primarily due to reduced rent expense, other office related expenses, utilities, and computer expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense decreased by 80.7% and 79.2% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to reduced depreciation of assets that became fully amortized in 2021. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $3 thousand and $18 thousand during the three and six months ended June 30, 2022, compared to $6 thousand and $10 thousand for the three and six months ended June 30, 2021.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 12.1% and 7.4% for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily due to a temporary reduction in fees paid to corporate employees and the Company’s directors in the prior year that returned to full fee in July 2021.

Operating Income and Loss and Operating Margin

Operating income was $1.0 million and $1.9 million for the three and six months ended June 30, 2022 compared to $0.9 million and $1.0 million in the three and six months ended June 30, 2021. Operating margin decreased to 5.9% for the three months ended June 30, 2022, compared to 6.1% for the three months ended June 30, 2021. Operating margin increased to 5.6% for the six months ended June 30, 2022, compared to 3.7% for the six months ended June 30, 2022, due to the increase in revenue net of model costs outpacing the increase in operating expenses.

Foreign Currency Exchange

The Company realized $110 thousand and $104 thousand gain from foreign currency exchange during the three and six months ended June 30, 2022, and $20 thousand and $88 thousand loss from foreign currency exchange during the three and six months ended June 30, 2021. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

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

Interest Expense

Interest expense of $2 thousand and $5 thousand for the three and six months ended June 30, 2022 was primarily attributable to interest on finance leases. Interest expense of $13 thousand and $42 thousand for the three and six months ended June 30, 2021 was primarily attributable to accrued interest on term loans drawn during 2018, which were fully repaid during the second half of 2021. See, “Liquidity and Capital Resources.”

Income and Loss before Income Taxes

Income before income taxes of $1.1 million and $2.0 million for the three and six months ended June 30, 2022, compared to $1.4 million and $3.7 million for the three and six months ended June 30, 2021. The higher pre-tax income in 2021 was primarily due to the gain on forgiveness of loans and employee retention payroll tax credits, partially offset by lower operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. In 2021, the effective tax rate was lower due to PPP loan forgiveness, which was not subject to income tax. The Company had income tax expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2022 compared to $0.3 million and $0.4 million for the three and six months ended June 30, 2021.

Net Income and Loss

The Company had net income of $0.9 and $1.7 million for the three and six months ended June 30, 2022, compared to $1.1 and $3.3 million for the three and six months ended June 30, 2021. In 2021, the net income was significantly impacted by the gain on forgiveness of PPP loans and employee retention payroll tax credits.

Liquidity and Capital Resources

The Company’s cash balance decreased to $9.3 million at June 30, 2022 from $10.3 million at December 31, 2021. The cash balances decreased as a result of $0.5 million net cash used in operating activities, $18 thousand net cash used in investing activities, $33 thousand cash used in financing activities, and $0.4 million adverse effect of exchange rate on cash flow during the six months ended June 30, 2022.

Net cash used in operating activities of $0.5 million was primarily the result of increases in accounts receivable, prepaid expenses and other assets, and decreases in accounts payable and accrued expenses, deferred revenue, and lease liabilities, partially offset by net income and an increase in deferred income tax liability and amounts due to models. The $18 thousand cash used in investing activities was attributable to purchases of property and equipment, including software and computer equipment. The $33 thousand cash used in financing activities was attributable to payments on finance leases.

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

Amegy Bank Credit Agreement

The Company has a credit agreement with Amegy Bank which provides a $3.0 million revolving line of credit, subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bears interest at prime plus 0.50% payable monthly. The Company had borrowing capacity of $3.0 million at June 30, 2022. The revolving line of credit expires October 24, 2022. The Company was in compliance with its bank covenants as of June 30, 2022.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for a term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of June 30, 2022, there was no outstanding balance on the term loan.

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

Service revenues are recognized, and talent costs are accrued, when the customer obtains control of the product or service, which typically occurs when the talent has completed the contractual requirement. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The performance obligations for most of the Company’s core modeling bookings are satisfied on the day of the event, and the “day rate” total fee is agreed in advance, when the customer books the model for a particular date. For contracts with multiple performance obligations (which are typically all satisfied within 1 to 3 days), the contract’s transaction price is allocated to each performance obligation based on the estimated relative standalone selling price. The Company expenses incremental costs of obtaining a contract as and when incurred because the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible.  However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case.  Therefore, no amount has been accrued as of June 30, 2022 related to these matters.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended June 30, 2022.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

On May 17, 2022, the Company entered into an Agreement of Lease (the “Lease”) with respect to approximately 7,847 square feet of office space comprising the 15th Floor of 192 Lexington Avenue, New York, New York.  This space is intended to become Wilhelmina’s principal operating headquarters.  The initial term of the Lease commences on September 1, 2022, (or as soon thereafter as the landlord gives possession following substantial completion of tenant finish-out) and continues for a period of 91 months, subject to the Company’s option to extend the term for an additional five years.  The Company also has the option to terminate the Lease after the first 67 months of the initial term upon payment of a calculated termination fee.  During the initial term, the rent is fixed at $37,273.25 per month; provided, however, that such rent is abated for the first seven months, the thirteenth month and the twenty-fifth month of the initial term.  If Wilhelmina exercises its option to extend the Lease, the rent will be 95% of the determined fair market rental value for the first year of the extension term and will increase by 2.5% each year thereafter.  The Lease is subject to numerous other customary terms and conditions.

The foregoing description is qualified in its entirety by reference to the full text of the Lease filed as an exhibit to this Form 10-Q and incorporated herein by this reference.

Item 6.         Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998)
10.1	Agreement of Lease between 192 Lexington Avenue LLC and Wilhelmina International, Ltd. dated as of May 17, 2022. *
31.1	Certification of Principal Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 10, 2022	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (principal financial officer)