Form 10-Q
period 2022-09-30
Wilhelmina International, Inc.
filed 2022-11-10
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2022

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10,529	$10,251
Accounts receivable, net of allowance for doubtful accounts of $1,647 and $1,580, respectively	10,890	8,858
Prepaid expenses and other current assets	218	91
Total current assets	21,637	19,200

Property and equipment, net of accumulated depreciation of $1,186 and $4,094, respectively	164	168
Right of use assets-operating	1,386	1,745
Right of use assets-finance	154	199
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	319	98

TOTAL ASSETS	$39,674	$37,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,221	$3,707
Due to models	8,958	8,090
Deferred revenue	-	535
Lease liabilities – operating, current	408	463
Lease liabilities – finance, current	61	64
Total current liabilities	13,648	12,859

Long term liabilities:
Deferred income tax, net	985	2,048
Lease liabilities – operating, non-current	1,080	1,361
Lease liabilities – finance, non-current	100	143
Total long term liabilities	2,165	3,552

Total liabilities	15,813	16,411

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at September 30, 2022 and December 31, 2021	65	65
Treasury stock, 1,314,694 shares at September 30, 2022 and December 31, 2021, at cost	(6,371)	(6,371)
Additional paid-in capital	88,745	88,580
Accumulated deficit	(57,691)	(61,238)
Accumulated other comprehensive loss	(887)	(23)
Total shareholders’ equity	23,861	21,013

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,674	$37,424

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Service revenues	$16,256	$15,101	$50,490	$41,569
License fees	8	8	23	26
Total revenues	16,264	15,109	50,513	41,595

Model costs	11,822	10,736	36,824	29,787

Revenues, net of model costs	4,442	4,373	13,689	11,808

Operating expenses:
Salaries and service costs	2,753	2,241	8,102	6,169
Office and general expenses	729	683	2,131	2,247
Amortization and depreciation	42	231	148	740
Corporate overhead	247	200	723	643
Total operating expenses	3,771	3,355	11,104	9,799
Operating income	671	1,018	2,585	2,009

Other (income) expense:
Foreign exchange (gain) loss	(107)	(4)	(211)	84
Gain on forgiveness of loan	-	-	-	(1,994)
Employee retention payroll tax credit	-	(458)	-	(1,320)
Interest expense	2	7	7	49
Total other income	(105)	(455)	(204)	(3,181)

Income before provision for income taxes	776	1,473	2,789	5,190

(Provision) benefit for income taxes:
Current	(221)	(48)	(305)	(158)
Deferred	1,332	(272)	1,063	(537)
(Provision) benefit for income taxes, net	1,111	(320)	758	(695)

Net income	$1,887	$1,153	$3,547	$4,495

Other comprehensive loss:
Foreign currency translation adjustment	(352)	(117)	(864)	(120)
Total comprehensive income	$1,535	$1,036	$2,683	$4,375

Basic net income per common share	$0.37	$0.22	$0.69	$0.87
Diluted net income per common share	$0.37	$0.22	$0.69	$0.87

Weighted average common shares outstanding-basic	5,157	5,157	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157	5,157	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,487	$(65,756)	$81	$16,506
Share based payment expense	-	-	-	-	3	-	-	3
Net income to common shareholders	-	-	-	-	-	2,221	-	2,221
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balances at March 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,490	$(63,535)	$62	$18,711
Share based payment expense	-	-	-	-	1	-	-	1
Net income to common shareholders	-	-	-	-	-	1,121	-	1,121
Short-swing profit disgorgement	-	-	-	-	32	-	-	32
Foreign currency translation	-	-	-	-	-	-	16	16
Balances at June 30, 2021	6,472	$65	(1,315)	$(6,371)	$88,523	$(62,414)	$78	$19,881
Share based payment expense	-	-	-	-	2	-	-	2
Net income to common shareholders	-	-	-	-	-	1,153	-	1,153
Foreign currency translation	-	-	-	-	-	-	(117)	(117)
Balances at September 30, 2021	6,472	$65	(1,315)	$(6,371)	$88,525	$(61,261)	$(39)	$20,919

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,580	$(61,238)	$(23)	$21,013
Share based payment expense	-	-	-	-	55	-	-	55
Net income to common shareholders	-	-	-	-	-	739	-	739
Foreign currency translation	-	-	-	-	-	-	(174)	(174)
Balances at March 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,635	$(60,499)	$(197)	$21,633
Share based payment expense	-	-	-	-	55	-	-	55
Net income to common shareholders	-	-	-	-	-	921	-	921
Foreign currency translation	-	-	-	-	-	-	(338)	(338)
Balances at June 30, 2022	6,472	$65	(1,315)	$(6,371)	$88,690	$(59,578)	$(535)	$22,271
Share based payment expense	-	-	-	-	55	-	-	55
Net income to common shareholders	-	-	-	-	-	1,887	-	1,887
Foreign currency translation	-	-	-	-	-	-	(352)	(352)
Balances at September 30, 2022	6,472	$65	(1,315)	$(6,371)	$88,745	$(57,691)	$(887)	$23,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income:	$3,547	$4,495
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	148	740
Share based payment expense	165	6
Gain on forgiveness of loan	-	(1,994)
Gain on foreign exchange rates	(211)	84
Deferred income taxes	(1,063)	537
Bad debt expense	115	100
Changes in operating assets and liabilities:
Accounts receivable	(2,123)	(3,140)
Prepaid expenses and other current assets	(140)	19
Right of use assets-operating	359	258
Other assets	(228)	(5)
Due to models	1,086	1,420
Lease liabilities-operating	(337)	(234)
Deferred revenue	(535)	-
Accounts payable and accrued liabilities	455	456
Net cash provided by operating activities	1,238	2,742

Cash flows from investing activities:
Purchases of property and equipment	(96)	(16)
Net cash used in investing activities	(96)	(16)

Cash flows from financing activities:
Shareholder short-swing profit disgorgement	-	32
Payments on finance leases	(45)	(65)
Repayment of term loan	-	(743)
Net cash used in financing activities	(45)	(776)

Foreign currency effect on cash flows:	(819)	(45)

Net change in cash and cash equivalents:	278	1,905
Cash and cash equivalents, beginning of period	10,251	5,556
Cash and cash equivalents, end of period	$10,529	$7,461

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$23
Cash paid for income taxes	$16	$12

Noncash investing and financing activities
Gain on forgiveness of loan	$-	$1,994

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

Note 4.  Debt

As of September 30, 2022, the Company had a credit agreement with Amegy Bank which provided a $3.0 million revolving line of credit, subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bore interest at prime plus 0.50% payable monthly. The Company had borrowing capacity of $3.0 million at September 30, 2022. The Company was in compliance with its bank covenants as of September 30, 2022. The revolving line of credit expired October 24, 2022.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for a term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of September 30, 2022, there was no outstanding balance on the term loan.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of September 30, 2022 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 6.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported income before taxes as a result of valuation allowances on deferred tax assets, certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. In 2021, the effective tax rate was lower than in typical years due to PPP loan forgiveness, which was not subject to income tax.  Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, reversal of existing taxable temporary differences, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.

For the year ended December 31, 2021, Wilhelmina maintained a full $1.5 million valuation allowance against its deferred tax assets.  As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In connection with its assessment for the third quarter of 2022, management determined that there was sufficient evidence to conclude that it was more likely than not that all deferred tax assets were realizable.  This evidence included three years of cumulative pretax income, excluding nonrecurring items, and expected reversal of existing taxable temporary differences.  Consequently, the full valuation allowance against our deferred tax assets was released as of September 30, 2022, resulting in a $1.5 million income tax benefit.  The Company will continue to assess the evidence used to determine the need for a valuation allowance and may reinstate the valuation allowance in future periods if warranted by changes in estimated future income and other factors.

As of September 30, 2022, the Company had no federal income tax loss carryforwards.

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

From 2012 through September 30, 2022, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. Under the PPP, the Company was prohibited from stock repurchases until twelve months after the PPP loan was no longer outstanding.  This twelve month period ended in April 2022.  During the first nine months of 2022, no shares were repurchased under the stock repurchase program.

Note 8.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $22.5 thousand for the nine months ended both September 30, 2022 and 2021. The Company did not owe NCM any amounts under the services agreement as of September 30, 2022.

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

Note 9.  Subsequent Events

On November 1, 2022, Wilhelmina obtained control and the ability to direct the use of the Company’s new principal operating headquarters at 192 Lexington Avenue, New York, New York.  As a result, Wilhelmina recognized right of use assets and lease liabilities of approximately $2.3 million relating to this lease agreement on November 1, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2022 and 2021. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)

	Three Months Ended			Nine Months Ended
	September 30	September 30	% Change	September 30	September 30	% Change
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Service revenues	16,256	15,101	7.6%	50,490	41,569	21.5%
License fees and other income	8	8	-	23	26	(11.5%	)
TOTAL REVENUES	16,264	15,109	7.6%	50.513	41,595	21.4%
Model costs	11,822	10,736	10.1%	36,824	29,787	23.6%
REVENUES NET OF MODEL COSTS	4,442	4,373	1.6%	13,689	11,808	15.9%
GROSS PROFIT MARGIN	27.3%	28.9%		27.1%	28.4%
Salaries and service costs	2,753	2,241	22.8%	8,102	6,169	31.3%
Office and general expenses	729	683	6.7%	2,131	2,247	(5.2%	)
Amortization and depreciation	42	231	(81.8% )	148	740	(80.0%	)
Corporate overhead	247	200	23.5%	723	643	12.4%
OPERATING INCOME	671	1,018	(34.1% )	2,585	2,009	28.7%
OPERATING MARGIN	4.1%	6.7%		5.1%	4.8%
Foreign exchange (gain) loss	(107)	(4)	*	(211)	84	*
Gain on forgiveness of loan	-	-	-	-	(1,994)	(100.0%	)
Employee retention credit	-	(458)	(100.0% )	-	(1,320)	(100.0%	)
Interest expense	2	7	(71.4% )	7	49	(85.7%	)
INCOME BEFORE INCOME TAXES	776	1,473	(47.3% )	2,789	5,190	(46.3%	)
Current income tax expense	(221)	(48)	360.4%	(305)	(158)	(93.0%	)
Deferred tax expense	1,332	(272)	*	1,063	(537)	*
Effective tax rate	(143.2% )	21.7%		(27.2% )	13.4%
NET INCOME	1,887	1,153	63.7%	3,547	4,495	(21.1%	)

*Not meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increases of 7.6% and 21.5% for the three and nine months ended September 30, 2022, when compared to the three and nine months ended September 30, 2021, were primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 pandemic restrictions were moderated or rescinded.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased 11.5% for the nine months ended September 30, 2022, when compared to three and nine months ended September 30, 2021, primarily due to the timing of income from licensing agreements.

Gross Profit Margin

Gross profit margin decreased by 160 and 130 basis points for the three and nine months ended September 30, 2022, when compared to the three and nine months ended September 30, 2021, primarily due to a change in board revenue mix and a larger percentage of consolidated revenue from the Aperture division in 2022, which is lower margin than traditional core model bookings.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and travel and entertainment expenses required to deliver the Company’s services to its clients and talents. The 22.8% and 31.3% increases in salaries and service costs during the three and nine months ended September 30, 2022, when compared to the three and nine months ended September 30, 2021, were primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  The increase in office and general expenses of 6.7% for the three months ended September 30, 2022, when compared to the three months ended September 30, 2021, was primarily due to increased marketing expense, legal expense, insurance, and bad debt expense. The decrease in office and general expenses of 5.2% for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, was primarily due to reduced rent expense, other office related expenses, and computer expenses, partially offset by an increase in bad debt expense and legal expense in 2022.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense decreased by 81.8% and 80.0% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to reduced depreciation of assets that became fully amortized in 2021. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $78 thousand and $96 thousand during the three and nine months ended September 30, 2022, compared to $6 thousand and $16 thousand for the three and nine months ended September 30, 2021.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 23.5% and 12.4% for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily due to increased securities compliance costs.

Operating Income and Loss and Operating Margin

Operating income was $0.7 million and $2.6 million for the three and nine months ended September 30, 2022 compared to $1.0 million and $2.0 million in the three and nine months ended September 30, 2021. Operating margin decreased to 4.1% for the three months ended September 30, 2022, compared to 6.7% for the three months ended September 30, 2021, due to the increase in operating expenses outpacing the increase in revenue net of model costs. Operating margin increased to 5.1% for the nine months ended September 30, 2022, compared to 4.8% for the nine months ended September 30, 2021, due to the increase in revenue net of model costs outpacing the increase in operating expenses.

Foreign Currency Exchange

The Company realized gains of $107 thousand and $211 thousand from foreign currency exchange during the three and nine months ended September 30, 2022, compared $4 thousand gain and $84 thousand loss from foreign currency exchange during the three and nine months ended September 30, 2021.  Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Gain on Forgiveness of Loan

On March 27, 2021, the Company received notice from the SBA that $1.9 million of loans under the PPP were forgiven. On April 3, 2021, the Company received notice that an additional $0.1 million of loans were forgiven. The Company recorded these gains on forgiveness of loan during the first and second quarters of 2021, respectively.

Employee Retention Credit Income

During 2021, the Company was eligible for a one-time employee retention payroll tax credit as a refundable credit against certain employment taxes of up to $7,000 per employee. The Company recorded $0.5 million and $1.3 million of employee retention credit income during the three and nine months ended September 30, 2021.

Interest Expense

Interest expense of $2 thousand and $7 thousand for the three and nine months ended September 30, 2022 was primarily attributable to interest on finance leases. Interest expense of $7 thousand and $49 thousand for the three and nine months ended September 30, 2021 was primarily attributable to interest on finance leases and accrued interest on term loans drawn during 2018, which were fully repaid during the second half of 2021. See, “Liquidity and Capital Resources.”

Income before Income Taxes

Income before income taxes decreased to $0.8 million and $2.8 million for the three and nine months ended September 30, 2022, compared to $1.5 million and $5.2 million for the three and nine months ended September 30, 2021. The higher pre-tax income in 2021 was primarily due to the gain on forgiveness of PPP loans and employee retention credit income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates.  The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes.  In 2021, the effective tax rate was lower due to PPP loan forgiveness, which was not subject to income tax.  The Company had income tax benefit of $1.1 million and $0.8 million for the three and nine months ended September 30, 2022 compared to $0.3 million and $0.7 million of income tax expense for the three and nine months ended September 30, 2021.

The income tax benefit for the three and nine months ended September 30, 2022, was primarily the result of the full release of a previous $1.5 million valuation allowance against deferred tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In connection with its assessment for the third quarter of 2022, management determined that there was sufficient evidence to conclude that it was more likely than not that all deferred tax assets were realizable. This evidence included three years of cumulative pretax income, excluding nonrecurring items. The Company will continue to assess the evidence used to determine the need for a valuation allowance and may reinstate the valuation allowance in future periods if warranted by changes in estimated future income and other factors.

Net Income

The Company had net income of $1.9 and $3.5 million for the three and nine months ended September 30, 2022, compared to $1.2 million and $4.5 million for the three and nine months ended September 30, 2021.  In 2022, the net income was significantly impacted by the release of the valuation allowance on the Company’s deferred tax assets.  In 2021, the net income was significantly impacted by the gain on forgiveness of PPP loans and employee retention payroll tax credits.

Liquidity and Capital Resources

The Company’s cash balance increased to $10.5 million at September 30, 2022 from $10.3 million at December 31, 2021. The cash balances increased as a result of $1.2 million net cash provided by operating activities, $0.1 million net cash used in investing activities, $45 thousand cash used in financing activities, and $0.8 million adverse effect of exchange rate on cash flow during the nine months ended September 30, 2022.

Net cash provided by operating activities of $1.2 million was primarily the result of net income, increases in amounts due to models and accounts payable and accrued expenses, partially offset by increases in accounts receivable, prepaid expenses, and other assets, and a decrease in deferred revenue.  The $0.1 million cash used in investing activities was attributable to purchases of property and equipment, including software and computer equipment.  The $45 thousand cash used in financing activities was attributable to payments on finance leases.

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

Amegy Bank Credit Agreement

As of September 30, 2022, the Company had a credit agreement with Amegy Bank which provided a $3.0 million revolving line of credit, subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bore interest at prime plus 0.50% payable monthly. The Company had borrowing capacity of $3.0 million at September 30, 2022. The Company was in compliance with its bank covenants as of September 30, 2022. The revolving line of credit expired on October 24, 2022.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for a term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of September 30, 2022, there was no outstanding balance on the term loan.

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

Goodwill and Intangible Asset Impairment Testing

The Company performs impairment testing at least annually and more frequently if events and circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The Company sometimes utilizes an independent valuation specialist to assist with the determination of fair value. In accordance with ASU 2017-03, effective January 1, 2020, only a one-step quantitative impairment test is performed, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount over the reporting unit’s goodwill.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of September 30, 2022 related to these matters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended September 30, 2022.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 10, 2022	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (principal financial officer)