Form 10-K/A
period 2021-12-31
Wilhelmina International, Inc.
filed 2022-12-20
CIK 1013706

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

EXPLANATORY NOTE

As reported in its Form 8-K filed December 6, 2022, Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) has historically presented service revenues on a gross basis in its annual audited and interim reviewed consolidated statements of operations and comprehensive income (loss) on the basis of the good faith judgment of both its management and the audit committee of its board of directors (“Audit Committee”) that the Company is the principal in the contractual relationships with its end-user clients.  However, the Staff of the Securities and Exchange Commission (“SEC”) has recently objected to this presentation and communicated that service revenues should be presented net of model costs based on their conclusion that the Company is only an agent in the arrangements with its end-user clients.  On November 30, 2022, the Audit Committee determined that accepting the position of the SEC Staff was in the best interest of Wilhelmina’s shareholders.  As a result, the Audit Committee concluded that the consolidated statements of operations and comprehensive income (loss) included in its Annual Report on Form 10-K for the year ended December 31, 2021, should no longer be relied upon.  In light of this decision, the Company’s management has re-evaluated the Company’s disclosure controls and procedures and concluded that a material weakness exists in its internal control over financial reporting relating to the prior interpretation of generally accepted accounting principles in the United States of America (“GAAP”) that service revenues should be reported on a gross basis rather than a net basis.

The Company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022 (the “Original Form 10-K”), for the primary purpose of restating the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2021 and 2020 to present service revenues on a basis net of model costs rather than on a gross basis. Corresponding changes have been made elsewhere in the Original Form 10-K. This change in presentation results in reducing previously reported service revenues by an amount equal to model costs. Since model costs were previously shown as a deduction from total revenue, amounts previously reported as revenues net of model costs are now reflected as total revenue. This change in presentation has no impact on operating expenses, other expense (income), income before provision for income taxes, provision for income taxes, net income, basic or diluted net income per share, or total comprehensive income (loss) of the Company reflected in the Original Form 10-K. Similarly, this change in presentation has no impact on the Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity, or Consolidated Statements of Cash Flows of the Company contained in the Original Form 10-K. This Amendment also reflects the conclusion that a material weakness exists in the Company’s internal control over financial reporting.

This Amendment amends and restates in its entirety the Original Form 10-K. The following portions of this Amendment have been revised to reflect the foregoing changes to the Original Form 10-K:

●

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, at “Results of Operations of the Company for the Year Ended December 31, 2021 Compared to Year Ended December 31, 2020”, but solely the introductory paragraphs and the following under “Analysis of Consolidated Statements of Operations”:

o	table comparing the years ended December 31, 2021 and 2020;
o	paragraph subtitled “Service Revenues”;
o	deleted paragraph subtitled “Gross Profit Margin”; and
o	paragraph subtitled “Operating Income and Operating Margin”;
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, at “Critical Accounting Policies and Estimates”, but solely the following;
o	paragraphs subtitled “Revenue Recognition”;
o	deleted paragraph subtitled “Model Costs”; and
o	paragraphs subtitled “Accounts Receivable and Allowance for Doubtful Accounts”;
●	Part II, Item 9A. Controls and Procedures;
●

Part IV. Item 15. Exhibits and Financial Statement Schedules solely to add as Exhibits 31.3 and 31.4 the certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended;

●	Signatures page;
●	Report of Independent Registered Public Accounting Firm;
●	Consolidated Statements of Operations and Comprehensive Income (Loss); and
●	Notes to the Consolidated Financial Statements solely at:
o	“Note 1A. Revision of Consolidated Statements of Operations and Comprehensive Income (Loss)”; and
o	“Note 2. Summary of Significant Accounting Policies” at paragraphs subtitled “Service Revenues”, “Accounts Receivable and Allowance for Doubtful Accounts”, and “Due to Models”.

Except as described above, no other changes have been made to the Original Form 10-K.  Except as specifically noted, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as expressly stated herein.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect any events that may have occurred or facts that may have become known after the filing of the Original Form 10-K. Consequently, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

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
- - -

Suspended efforts to fill two highly compensated executive roles following the resignation of the Company’s Chief Executive Officer and Vice President in early 2020.

Negotiated discounts with various vendors and service providers.

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

The Company analyzes revenue by reviewing the mix of revenues generated by the different boards, by geographic locations and from significant clients. Wilhelmina’s primary sources of revenue include service revenues from the provision of model and talent services and licensing fees from third-party agencies licensing the use of the “Wilhelmina” trademark. Service revenues are primarily derived from talent fees and services charges paid by the client for bookings directly negotiated by the Company, which are recognized as revenues when earned and collectability is reasonably assured. Wilhelmina also receives commissions paid on bookings by third-party agencies which are recognized as revenues when earned and collectability is reasonably assured. See “Critical Accounting Policies - Revenue Recognition.”

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020
(in thousands)	2021	2020	% Change
Service revenues	16,069	11,692	37.4%
License fees	33	26	26.9%
TOTAL REVENUES	16,102	11,718	37.4%

Salaries and service costs	8,644	9,142	(5.4% )
Office and general expenses	2,973	3,608	(17.6% )
Amortization and depreciation	855	1,249	(31.5% )
Cybersecurity incident expenses	575	-	100.0%
Goodwill impairment	-	800	(100.0% )
Corporate overhead	897	888	1.0%
OPERATING INCOME (LOSS)	2,158	(3,969)	154.4%
OPERATING MARGIN	13.4%	(33.9% )
Foreign exchange loss (gain)	80	(16)	600.0%
Gain on forgiveness of loan	(1,994)	-	100.0%
Employee retention payroll tax credit	(1,320)	-	100.0%
Interest expense	51	86	(40.7% )
INCOME (LOSS) BEFORE INCOME TAXES	5,341	(4,039)	232.2%
Current income tax expense	(224)	(178)	25.8%
Deferred tax expense	(599)	(724)	(17.3% )
Effective tax rate	15.4%	(22.3% )
NET INCOME (LOSS)	4,518	(4,941)	191.4%

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increase of 37.4% for the year ended December 31, 2021, when compared to the year ended December 31, 2020, was primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 vaccination rates rose.

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

Operating Income and Operating Margin

Operating income was $2.2 million and operating margin was 13.4% for the year ended December 31, 2021, compared to operating loss of $4.0 million and negative operating margin of 33.9% for the year ended December 31, 2020. These improvements were primarily the result of increased total revenue and lower operating expenses, partially offset by cybersecurity incident expenses.

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

We report service revenues on a net basis, which represents gross billings net of amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography. The Company typically enters into contractual agreements with models under which the Company is obligated to pay talent upon collection of fees from the customer.

Although service revenues are reported on a net basis, accounts receivable are recorded at the amount of gross billings to customers, inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

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

Although service revenues are reported on a basis net of model costs, accounts receivable are recorded at the amount of gross billings to customers inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Subsequent to the filing of the Original Form 10-K, the Company’s principal executive officer and principal financial officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their re-evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that, due to the material weakness in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has conducted a re-evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness in the Company’s internal control over financial reporting as of December 31, 2021, relating to the prior interpretation of GAAP that service revenues should be reported on a gross basis rather than a net basis.  The Company is presently evaluating the appropriate procedures to remediate this material weakness in its internal control over financial reporting.

Remediation of Prior Material Weakness

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

10.20	Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit Note dated October 24, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 9, 2017).

10.21	Tenth Amendment to Credit Agreement dated July 12, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2018).

10.22	Promissory Note dated July 12, 2018, by and between Wilhelmina International, Inc. and ZB, N.A. dba Amegy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K files July 17, 2018).

10.23	Eleventh Amendment to Credit Agreement and Third Amendment to Line of Credit Note dated October 24, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 9, 2018).

10.24	Twelfth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated October 24, 2019, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2019).

10.25	Thirteenth Amendment to Credit Agreement dated March 26, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.27 to Form 10-K filed March 30, 2020)

10.26	Fourteenth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated May 12, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2020).

10.27

Fifteenth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated November 10, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2020).

*10.28	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).

*10.29	Form of Stock Option Grant Agreement (incorporated by reference from Exhibit 10.21 to Form 10-K filed March 23, 2017).

*10.30	Letter agreement dated April 4, 2016 between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016).

21.1	List of Subsidiaries (filed with the Original Form 10-K).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed with the Original Form 10-K).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed with the Original Form 10-K).

31.3	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.4	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed with the Original Form 10-K).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed with the Original Form 10-K).

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Includes compensatory plan or arrangement.

ITEM 16.         FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: December 20, 2022	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Executive Chairman (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of December, 2022.

/s/ Mark E. Schwarz	Director and
Mark E. Schwarz	Executive Chairman
(principal executive officer)

/s/ James A. McCarthy	Chief Financial Officer
James A. McCarthy	(principal financial officer)

/s/ Clinton J. Coleman	Director
Clinton J. Coleman

/s/ James A. Dvorak	Director
James A. Dvorak

/s/ Maya Burkenroad	Director
Maya Burkenroad

/s/ Mark E. Pape	Director
Mark E. Pape

/s/ Aimee J. Nelson	Director
Aimee J. Nelson

/s/ Alexander F. Mehr	Director
Alexander F. Mehr

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

Restatement of Previously Issued Financial Statements

As discussed in Note 1A to the consolidated financial statements, the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020 have been restated to correct misstatements.

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

●

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

●

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

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2012.

New York, New York

March 16, 2022, except for the effects of the restatement discussed in Note 1A, as to which the date is December 20, 2022

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

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2021 and 2020

(In thousands, except per share data)

	2021	2020
	(As Restated)	(As Restated)
Revenues:
Service revenues	$16,069	$11,692
License fees	33	26
Total revenues	16,102	11,718

Operating expenses:
Salaries and service costs	8,644	9,142
Office and general expenses	2,973	3,608
Amortization and depreciation	855	1,249
Cybersecurity incident expenses	575	-
Goodwill impairment	-	800
Corporate overhead	897	888
Total operating expenses	13,944	15,687
Operating income (loss)	2,158	(3,969)

Other (income) expense:
Foreign exchange loss (gain)	80	(16)
Gain on forgiveness of loan	(1,994)	-
Employee retention payroll tax credit	(1,320)	-
Interest expense	51	86
Total other (income) expense, net	(3,183)	70

Income (loss) before provision for income taxes	5,341	(4,039)

Provision for income taxes:
Current	(224)	(178)
Deferred	(599)	(724)
Income tax expense	(823)	(902)

Net income (loss)	$4,518	$(4,941)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(104)	79
Total comprehensive income (loss)	$4,414	$(4,862)

Basic net income (loss) per common share	$0.88	$(0.96)
Diluted net income (loss) per common share	$0.88	$(0.96)

Weighted average common shares outstanding-basic	5,157	5,158
Weighted average common shares outstanding-diluted	5,157	5,158

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

Note 1A. Restatement of Consolidated Statements of Operations and Comprehensive Income (Loss)

The Company originally presented service revenues on a gross basis in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2021 and 2020, consistent with its historical judgment that the Company is the principal in the contractual relationships with its end-user clients. However, the Staff of the Securities and Exchange Commission (“SEC”) has objected to this presentation based on their conclusion that the Company is only an agent in the arrangements with its end-user clients. Based on the Staff’s objection, the Company has restated the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2021 and 2020, to present service revenues net of model costs.

This change in presentation results in reducing previously reported service revenues by an amount equal to model costs. Since model costs were previously shown as a deduction from total revenue, amounts previously reported as revenues net of model costs are now reflected as total revenue. This change in presentation has no impact on previously reported operating expenses, other expense (income), income before provision for income taxes, provision for income taxes, net income, basic or diluted net income per share, or total comprehensive income (loss) of the Company. Similarly, this change in presentation has no impact on the Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity, or Consolidated Statements of Cash Flows of the Company.

The following tables reflect the adjustments made to specific line items in the previously reported Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2021 and 2020, as a result of this change in presentation, as well as selected line items that are unaffected by this change in presentation:

(in thousands)	As Previously Reported	Adjustments	As Restated

Consolidated Statements of Operations:
Year Ended December 31, 2021
Service revenues	56,780	(40,711)	16,069
Total revenues	56,813	(40,711)	16,102
Model costs	40,711	(40,711)	-
Operating income	2,158	-	2,158
Income before provision for income taxes	5,341	-	5,341
Net income	4,518	-	4,518

Consolidated Statements of Operations:
Year Ended December 31, 2020
Service revenues	41,577	(29,885)	11,692
Total revenues	41,603	(29,885)	11,718
Model costs	29,885	(29,885)	-
Operating loss	(3,969)	-	(3,969)
Loss before provision for income taxes	(4,039)	-	(4,039)
Net loss	(4,941)	-	(4,941)

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

Service Revenues

Our service revenues are derived primarily from fashion model bookings and representation of social media influencers and actors for commercials, film, and television. Revenues from services are recognized net of amounts owed to model talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography, when the customer obtains control of the Company’s product, which occurs at a point in time, typically when the talent has completed the contractual requirement. The Company expenses incremental costs of obtaining a contract as and when incurred because the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. Our performance obligations are primarily satisfied at a point in time when the talent has completed the contractual requirements.

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

Wilhelmina operates broadly as a modeling and talent agency. The models and talent represented by the Company have discretion in agreeing to the price for a photoshoot or other service and may decline any job opportunity for any reason. After bookings are arranged by the Company, models and talent provide their personal services directly to the Company’s clients. The Company charges commissions to both models/talent and customers, which is a fixed percentage of the billing rate for the model or talent. Based on these and other factors, the Company acts as an agent in the service transaction and, therefore, reports service revenues on a basis net of pass-through model or talent cost.

Although service revenues are reported on a net basis, accounts receivable are recorded at the amount of gross billings to customers, inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

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

Although service revenues are reported on a basis net of model costs, accounts receivable are recorded at the amount of gross billings to customers inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

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

Although service revenues are reported on a basis net of model costs, accounts receivable are recorded at the amount of gross billings to customers inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

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