Form 10-Q/A
period 2022-09-30
Wilhelmina International, Inc.
filed 2022-12-20
CIK 1013706

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

EXPLANATORY NOTE

As reported in its Form 8-K filed December 6, 2022, Wilhelmina International, Inc. (“Wilhelmina” or the “Company”) has historically presented service revenues on a gross basis in its annual audited and interim reviewed consolidated statements of operations and comprehensive income (loss) on the basis of the good faith judgment of both its management and the audit committee of its board of directors (“Audit Committee”) that the Company is the principal in the contractual relationships with its end-user clients.  However, the Staff of the Securities and Exchange Commission (“SEC”) has recently objected to this presentation and communicated that service revenues should be presented net of model costs based on their conclusion that the Company is only an agent in the arrangements with its end-user clients.  On November 30, 2022, the Audit Committee determined that accepting the position of the SEC Staff was in the best interest of Wilhelmina’s shareholders.  As a result, the Audit Committee concluded that the consolidated statements of operations and comprehensive income (loss) included in its Quarterly Report on Form 10-Q for the period year ended September 30, 2022, should no longer be relied upon.  In light of this decision, the Company’s management has re-evaluated the Company’s disclosure controls and procedures and concluded that a material weakness exists in its internal control over financial reporting relating to the prior interpretation of generally accepted accounting principles in the United States of America (“GAAP”) that service revenues should be reported on a gross basis rather than a net basis.

The Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on November 10, 2022 (the “Original Form 10-Q”), for the primary purpose of restating the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 to present service revenues on a basis net of model costs rather than on a gross basis. Corresponding changes have been made elsewhere in the Original Form 10-Q. This change in presentation results in reducing previously reported service revenues by an amount equal to model costs. Since model costs were previously shown as a deduction from total revenue, amounts previously reported as revenues net of model costs are now reflected as total revenue. This change in presentation has no impact on operating expenses, other expense (income), income before provision for income taxes, provision for income taxes, net income, basic or diluted net income per share, or total comprehensive income (loss) of the Company reflected in the Original Form 10-Q. Similarly, this change in presentation has no impact on the Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity, or Consolidated Statements of Cash Flows of the Company contained in the Original Form 10-Q. This Amendment also reflects the conclusion that a material weakness exists in the Company’s internal control over financial reporting.

This Amendment amends and restates in its entirety the Original Form 10-Q. The following portions of this Amendment have been revised to reflect the foregoing changes to the Original Form 10-Q:

●	Part I. Item 1. Consolidated Financial Statements at “Consolidated Statements of Operations and Comprehensive Income (Loss)”;
●

Part I. Item 1. Consolidated Financial Statements at “Notes to the Consolidated Financial Statements” solely to add “Note 1A. Revision of Consolidated Statements of Operations and Comprehensive Income (Loss)”;

●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, at “Key Financial Indicators”;
●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, at “Analysis of Consolidated Statements of Operations”, but solely the following:
o	table comparing the three and nine months ended September 30, 2022 and 2021;
o	paragraph subtitled “Service Revenues”;
o	deleted paragraph subtitled “Gross Profit Margin”; and
o	paragraph subtitled “Operating Income and Loss and Operating Margin”;
●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, at “Critical Accounting Policies”, but solely the following;
o	paragraphs subtitled “Revenue Recognition”;
o	deleted paragraph subtitled “Model Costs”; and
o	paragraphs subtitled “Accounts Receivable and Allowance for Doubtful Accounts”;
●	Part I, Item 4. Controls and Procedures;
●	Part II. Item 6. Exhibits solely to add as Exhibits 31.3 and 31.4 the certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended; and
●	Signatures page.

Except as described above, no other changes have been made to the Original Form 10-Q.  Except as specifically noted, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update disclosures therein in any way other than as expressly stated herein.  Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect any events that may have occurred or facts that may have become known after the filing of the Original Form 10-Q. Consequently, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues:
Service revenues	$4,434	$4,365	$13,666	$11,782
License fees	8	8	23	26
Total revenues	4,442	4,373	13,689	11,808

Operating expenses:
Salaries and service costs	2,753	2,241	8,102	6,169
Office and general expenses	729	683	2,131	2,247
Amortization and depreciation	42	231	148	740
Corporate overhead	247	200	723	643
Total operating expenses	3,771	3,355	11,104	9,799
Operating income	671	1,018	2,585	2,009

Other (income) expense:
Foreign exchange (gain) loss	(107)	(4)	(211)	84
Gain on forgiveness of loan	-	-	-	(1,994)
Employee retention payroll tax credit	-	(458)	-	(1,320)
Interest expense	2	7	7	49
Total other income	(105)	(455)	(204)	(3,181)

Income before provision for income taxes	776	1,473	2,789	5,190

(Provision) benefit for income taxes:
Current	(221)	(48)	(305)	(158)
Deferred	1,332	(272)	1,063	(537)
(Provision) benefit for income taxes, net	1,111	(320)	758	(695)

Net income	$1,887	$1,153	$3,547	$4,495

Other comprehensive loss:
Foreign currency translation adjustment	(352)	(117)	(864)	(120)
Total comprehensive income	$1,535	$1,036	$2,683	$4,375

Basic net income per common share	$0.37	$0.22	$0.69	$0.87
Diluted net income per common share	$0.37	$0.22	$0.69	$0.87

Weighted average common shares outstanding-basic	5,157	5,157	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157	5,157	5,157

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

Note 1A. Restatement of Consolidated Statements of Operations and Comprehensive Income (Loss)

The Company originally presented service revenues on a gross basis in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021, consistent with its historical judgment that the Company is the principal in the contractual relationships with its end-user clients. However, the Staff of the SEC has objected to this presentation based on their conclusion that the Company is only an agent in the arrangements with its end-user clients. Based on the Staff’s objection, the Company has restated the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021, to present service revenues net of model costs.

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

The following tables reflect the adjustments made to specific line items in the previously reported Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021, as a result of this change in presentation, as well as selected line items that are unaffected by this change in presentation:

(in thousands)	As Previously Reported	Adjustments	As Restated

Consolidated Statements of Operations:
Three Months Ended September 30, 2022
Service revenues	16,256	(11,822)	4,434
Total revenues	16,264	(11,822)	4,442
Model costs	11,822	(11,822)	-
Operating income	671	-	671
Income before provision for income taxes	776	-	776
Net income	1,887	-	1,887

Consolidated Statements of Operations:
Nine Months Ended September 30, 2022
Service revenues	50,490	(36,824)	13,666
Total revenues	50,513	(36,824)	13,689
Model costs	36,824	(36,824)	-
Operating income	2,585	-	2,585
Income before provision for income taxes	2,789	-	2,789
Net income	3,547	-	3,547

Consolidated Statements of Operations:
Three Months Ended September 30, 2021
Service revenues	15,101	(10,736)	4,365
Total revenues	15,109	(10,736)	4,373
Model costs	10,736	(10,736)	-
Operating income	1,018	-	1,018
Income before provision for income taxes	1,473	-	1,473
Net income	1,153	-	1,153

Consolidated Statements of Operations:
Nine Months Ended September 30, 2021
Service revenues	41,569	(29,787)	11,782
Total revenues	41,595	(29,787)	11,808
Model costs	29,787	(29,787)	-
Operating income	2,009	-	2,009
Income before provision for income taxes	5,190	-	5,190
Net income	4,495	-	4,495

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

Key Financial Indicators

In addition to net income, the key financial indicators that the Company reviews to monitor its business are revenues, operating expenses, and cash flows.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)

	Three Months Ended			Nine Months Ended
	September 30	September 30	% Change	September 30	September 30	% Change
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Service revenues	4,434	4,365	1.6%	13,666	11,782	16.0%
License fees and other income	8	8	-	23	26	(11.5%)
TOTAL REVENUES	4,442	4,373	1.6%	13,689	11,808	15.9%

Salaries and service costs	2,753	2,241	22.8%	8,102	6,169	31.3%
Office and general expenses	729	683	6.7%	2,131	2,247	(5.2%)
Amortization and depreciation	42	231	(81.8%)	148	740	(80.0%)
Corporate overhead	247	200	23.5%	723	643	12.4%
OPERATING INCOME	671	1,018	(34.1%)	2,585	2,009	28.7%
OPERATING MARGIN	15.1%	23.3%		18.9%	17.0%
Foreign exchange (gain) loss	(107)	(4)	*	(211)	84	*
Gain on forgiveness of loan	-	-	-	-	(1,994)	(100.0%)
Employee retention credit	-	(458)	(100.0%)	-	(1,320)	(100.0%)
Interest expense	2	7	(71.4%)	7	49	(85.7%)
INCOME BEFORE INCOME TAXES	776	1,473	(47.3%)	2,789	5,190	(46.3%)
Current income tax expense	(221)	(48)	360.4%	(305)	(158)	(93.0%)
Deferred tax expense	1,332	(272)	*	1,063	(537)	*
Effective tax rate	(143.2%)	21.7%		(27.2%)	13.4%
NET INCOME	1,887	1,153	63.7%	3,547	4,495	(21.1%)

*Not meaningful

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increases of 1.6% and 16.0% for the three and nine months ended September 30, 2022, when compared to the three and nine months ended September 30, 2021, were primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 pandemic restrictions were moderated or rescinded.

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

Operating Income and Loss and Operating Margin

Operating income was $0.7 million and $2.6 million for the three and nine months ended September 30, 2022 compared to $1.0 million and $2.0 million in the three and nine months ended September 30, 2021. Operating margin decreased to 15.1% for the three months ended September 30, 2022, compared to 23.3% for the three months ended September 30, 2021, due to the increase in operating expenses outpacing the increase in total revenue. Operating margin increased to 18.9% for the nine months ended September 30, 2022, compared to 17.0% for the nine months ended September 30, 2021, due to the increase in total revenue outpacing the increase in operating expenses.

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

Subsequent to the filing of the Original Form 10-Q, the Company’s management, including the Company’s principal executive officer and principal financial officer, re-evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and determined that a material weakness existed in its internal control over financial reporting relating to the prior interpretation of GAAP that service revenues should be reported on a gross basis rather than a net basis. Based on such re-evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

During the most recent fiscal quarter, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is presently evaluating the appropriate procedures to remediate the material weakness in its internal control over financial reporting discussed above.

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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

Not applicable.

Item 6.         Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998)
31.1	Certification of Principal Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
31.3	Certification of Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act. **
31.4	Certification of Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act. **
32.1	Certification of Principal Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

*	Filed with the Original Form 10-Q
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: December 20, 2022	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer