Form 10-K
period 2022-12-31
Wilhelmina International, Inc.
filed 2023-03-22
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.8 million.

As of March 22, 2023, the registrant had 5,157,344 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2022

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

Within its fashion model management business, Wilhelmina’s primary source of service revenue is from model fees and services charges paid by the client for bookings directly negotiated by the Company. The Company also receives commissions paid on bookings by third-party agencies. Wilhelmina believes that its model fees, service charges and commission rates are competitive with those of its principal competitors.

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

For more than 55 years, Wilhelmina and its predecessors have created long-standing client relationships and business activities related to the fashion model management business that provide exposure to diverse markets and demographics. The Company has also developed a professional workforce with years of talent management experience.

Clients and Customers

As of December 31, 2022, Wilhelmina represented a roster of approximately 1,600 active models and talent. Wilhelmina’s active models include Karolína Kurková, Ana Maria Figueroa, Francisco Lachowski, Daniel Shin, Douglas Dillon, Fernando Cabral, Hella Tall, Asya Rosh, Yumi Nu, Francisco Henriques, Aubrey Hill, Astrid Voss, Elvina Patrick, Lamich Kirabo, Penny Lane, Kylie Lauren, Jessieann Lachowski, Africa Perez, Carmen Fozzard, Carla Pereira, Bojana Krsmanović, Cyrielle Lalande, Mitchell Slaggert, Anne de Paula, Jan Baiboon, Ottawa Efoe, Rainer Andreesen, Erik Van Gils, Kate King, Malik Lindo, Malcolm Jackson, Milena Feuerer, Haejin Lee, Moon Young, Isabela Grutman, Sabey Dantsira, Lauren Auerbach, Davidson Obennebo, Sasha Melnychuk, Armando Cabral, Jennae Quisenberry, Vanessa Cruz, Pure, Akito Mizutani, Mariana Dantec, Nayara Oliveira, Fernando Lindez, Dachuan Jin, Claudio Monteiro, and Nathan Owens.

Wilhelmina serves approximately 2,700 external clients. Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 3% of overall gross revenues. The top 100 clients of Wilhelmina together accounted for approximately 34.1% of overall gross revenues during 2022.

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

Trends and Opportunities

The Company expects that the combination of Wilhelmina’s main operating base in New York City, the industry’s capital, with the depth and breadth of its talent pool, client roster and its diversification across various talent management segments, together with its name recognition and geographical reach, should make Wilhelmina’s operations more resilient to industry changes and economic swings than those of many of the smaller firms operating in the industry. Similarly, in the segments where Wilhelmina competes with other leading full service agencies, Wilhelmina believes it competed successfully in 2022.

With total advertising expenditures on major media (television, Internet, outdoor, cinema, magazines, and newspapers) estimated to have exceeded $280 billion in 2022, North America is the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

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

EMPLOYEES

As of December 31, 2022, the Company had 85 employees, 48 of whom were located in New York City, 10 of whom were located at Wilhelmina’s Miami office, 16 of whom were located at Wilhelmina’s Los Angeles office, 9 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for California-based operations – Los Angeles, CA	3,887	January 31, 2027
Office for Florida-based operations – Miami, FL	2,100	March 31, 2023
Office for London-based operations – London, UK	995	July 19, 2023
Office for New York-based operations – New York, NY	7,847	May 31, 2030
One model apartment – London, UK	1,400	July 28, 2023
Two model apartments – New York, NY	3,000	2023-2024
Two model apartments – Miami, FL	2,000	March 31, 2023

On May 17, 2022, the Company entered into an Agreement of Lease with respect to approximately 7,847 square feet of office space comprising the 15th Floor of 192 Lexington Avenue, New York, New York. In November 2022 the Company took possession of the premises with an initial term of 91 months.

ITEM 3.         LEGAL PROCEEDINGS

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others, including Louisa Raske, Carina Vretman, Grecia Palomares and Michelle Griffin Trotter (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”).  The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation included other model management companies, advertising firms, and certain advertisers.  On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants.  Separately, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case.

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

By Order dated May 8, 2020 (the “Class Certification Order”), the Court denied class certification in the Pressley case, denied class certification with respect to the breach of contract and alleged unpaid usage claims, granted class certification as to the New York Labor Law causes of action asserted by Vretman, Palomares and Trotter, and declined to rule on Wilhelmina’s motions for summary judgment, denying them without prejudice to be re-filed at a later date. Currently the parties are engaging in merits discovery.

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of December 31, 2022 related to these matters.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s $0.01 par value common stock has traded on the Nasdaq Capital Market under the symbol “WHLM” since September 2014. Previously, the common stock was quoted in the over-the-counter market on the OTC Bulletin Board. As of March 22, 2023 there were 5,157,344 shares of the Company’s common stock outstanding held by 435 holders of record.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2022:

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

Issuer Repurchases

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended December 31, 2022.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock during the past two completed fiscal years, but may decide to do so in the future depending on an evaluation of the Company’s cash needs and best uses of shareholders’ capital.

ITEM 6.         RESERVED

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2022 and 2021. This section should be read in conjunction with the Company’s consolidated financial statements and the notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021

In addition to net income, the key financial indicators that the Company reviews to monitor its business are revenues, operating expenses and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different boards, by geographic locations and from significant clients. Wilhelmina’s primary sources of revenue include service revenues from the provision of model and talent services and licensing fees from third-party agencies licensing the use of the “Wilhelmina” trademark. Service revenues are primarily derived from talent fees and services charges paid by the client for bookings directly negotiated by the Company, which are recognized as revenues when earned and collectability is reasonably assured. Wilhelmina also receives commissions paid on bookings by third-party agencies which are recognized when earned and collectability is reasonably assured. See “Critical Accounting Policies - Revenue Recognition.

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Income

For the Years Ended December 31, 2022 and 2021
(in thousands)	2022	2021
Service revenues	17,750	16,069
License fees and other income	30	33
TOTAL REVENUES	17,780	16,102

Salaries and service costs	10,907	8,644
Office and general expenses	3,168	2,973
Amortization and depreciation	193	855
Cybersecurity incident expenses	-	575
Corporate overhead	1,093	897
OPERATING INCOME	2,419	2,158
OPERATING MARGIN	13.6%	13.4%
Foreign exchange (gain) loss	(164)	80
Gain on forgiveness of loan	-	(1,994)
Employee retention credit	-	(1,320)
Interest expense	8	51
INCOME BEFORE INCOME TAXES	2,575	5,341
Current income tax expense	(109)	(224)
Deferred tax benefit (expense)	1,063	(599)
Effective tax rate	(37.0% )	15.4%
NET INCOME	3,529	4,518

Supplemental Non-GAAP Information

(in thousands)	2022	2021
Gross billings	66,984	56,813
EBITDA	2,776	6,247
Adjusted EBITDA	2,802	3,649
Pre-Corporate EBITDA	3,895	4,546

See pages 14 to 15 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The revenue increase of 10.5% for the year ended December 31, 2022, when compared to the year ended December 31, 2021, was primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 pandemic restrictions were moderated or rescinded.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 9.1% for the year ended December 31, 2022, when compared to the year ended December 31, 2021, primarily due to the timing of income from licensing agreements.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and travel and entertainment expenses required to deliver the Company’s services to its clients and talents. The 26.2% increase in salaries and service costs for the year ended December 31, 2022, when compared to the year ended December 31, 2021, was primarily due to temporary reductions in staff salaries in the prior year, which returned to full salary in July 2021 as well as personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  During the year ended December 31, 2022, office and general expenses increased 6.6% when compared to the year ended December 31, 2021, primarily due to increased legal expense and rent expense, partially offset by decreased computer expense, utilities, and other office expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture and finance leases. Amortization and depreciation expense decreased by 77.4% for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to reduced depreciation of assets that became fully amortized in 2021. Fixed asset purchases (mostly related to furniture, leasehold improvements, and computer equipment) totaled approximately $268 thousand in 2022 and $19 thousand in 2021.

Cybersecurity Incident Expenses

In November 2021, the Company determined that it had recently been the victim of criminal fraud known to law enforcement authorities as “business e-mail compromise fraud” which involved employee e-mail impersonation and fraudulent payment requests targeting the finance department of a division of the Company. The fraud resulted in unauthorized transfers of funds aggregating approximately $0.7 million, as well as approximately $10 thousand of professional service fees to address the fraud, of which the Company recovered $0.2 million. As a result, the Company recorded a charge of $0.6 million in 2021 within operating expenses on the consolidated statements of income.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, corporate legal, audit and professional fees, corporate office rent, and travel. Corporate overhead increased by 21.9% for the year ended December 31, 2022, when compared to the year ended December 31, 2021, primarily due to costs related to the filing of two SEC restatement filings in December 2022, temporary reduction in fees paid to corporate employees and the Company’s directors in the prior year that returned to full fee in July 2021, and the timing of audit costs incurred earlier than in the prior year.

Operating Income and Operating Margin

Operating income was $2.4 million and operating margin was 13.6% for the year ended December 31, 2022, compared to operating income of $2.2 million and operating margin of 13.4% for the year ended December 31, 2021. These improvements were primarily the result of increased revenue outpacing the increase in operating expenses.

Foreign Currency Loss

The Company realized a gain of $164 thousand from foreign currency exchange during the year ended December 31, 2022, compared to a loss of $80 thousand from foreign currency exchange during the year ended December 31, 2021. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Gain on Forgiveness of Loan

During 2021, the Company received notice from the SBA that $2.0 million of loans under the PPP were forgiven. The Company recorded these gains on forgiveness of loans during 2021.

Employee Retention Credit

During 2021, the Company was eligible for a one-time employee retention payroll tax credit as a refundable credit against certain employment taxes of up to $7,000 per employee. The Company recorded $1.3 million of employee retention credit income during 2021.

Interest Expense

Interest expense for the years ended December 31, 2022 and December 31, 2021 was primarily attributable to accrued interest on term loans drawn during 2016 and 2018 and on finance leases. Interest expense decreased in 2022 due to the repayment of the balance on the Amegy term loan in August 2021. See, “Liquidity and Capital Resources.”

Income before Income Taxes

Income before income taxes decreased to $2.6 million for the year ended December 31, 2022, compared to a gain of $5.3 million for the year ended December 31, 2021. The higher pre-tax income in 2021 was primarily due to the gain on forgiveness of PPP loans and employee retention credit income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of foreign taxes, and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible for U.S. federal taxes. In 2021, the effective tax rate was lower due to PPP loan forgiveness, which was not subject to income tax. The Company had income tax benefit of $1.0 million in 2022 compared to $0.8 million of income tax expense in 2021.

The income tax benefit in 2022 was primarily the result of the full release of a previous $1.5 million valuation allowance against deferred tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In connection with its assessment for 2022, management determined that there was sufficient evidence to conclude that it was more likely than not that all deferred tax assets were realizable. This evidence included three years of cumulative pretax income, excluding nonrecurring items. The Company will continue to assess the evidence used to determine the need for a valuation allowance and may reinstate the valuation allowance in future periods if warranted by changes in estimated future income and other factors.

Net Income

The Company had net income of $3.5 million for the year ended December 31, 2022, compared to net income of $4.5 million for the year ended December 31, 2021. In 2022, the net income was significantly impacted by the release of the valuation allowance on the Company’s deferred tax assets. In 2021, the net income was significantly impacted by the gain on forgiveness of PPP loans and employee retention payroll tax credits.

Gross Billings

Gross billings is a non-GAAP financial measure that represents the gross amount billed to customers on behalf of its clients (models and talent) for services performed.  Gross billings increased 18% for the year ended December 31, 2022, when compared to the year ended December 31, 2021, primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 pandemic restrictions were moderated or rescinded.  See pages 14 to 15 for more information regarding non-GAAP financial measures.

Liquidity and Capital Resources

The Company’s cash balance increased to $12.0 million at December 31, 2021 from $10.3 million at December 31, 2021. The cash balance increased primarily as a result of $2.4 million net cash provided by operating activities partially offset by $0.3 million cash used in investing activities, $0.1 million cash used in financing activities, and the $0.4 million adverse effect of exchange rate on cash flow.

Net cash provided by operating activities of $2.5 million was primarily the result of net income and increases in amounts due to models and accounts payable and accrued liabilities, partially offset by increases in accounts receivable and other assets and decreases in deferred income tax liabilities and contract liabilities. The $0.3 million cash used in investing activities was attributable to purchases of property and equipment, including furniture, leasehold improvements, and software and computer equipment. The $0.1 million of cash used in financing activities was primarily attributable to payments on finance leases.

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

Amegy Bank Credit Agreement

The Company previously had a credit agreement with Amegy Bank which provided a $3.0 million revolving line of credit, subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bore interest at prime plus 0.50% payable monthly. The revolving line of credit expired October 24, 2022.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for a term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of December 31, 2022, there was no outstanding balance on the term loan.

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

Important Information Regarding Non-GAAP Financial Measures

The Company reports its financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. The Company considers Gross Billings, EBITDA, Adjusted EBITDA and Pre-Corporate EBITDA to be important measures of performance because they are key operating metrics of the Company's business, are used by management in its planning and budgeting processes and to monitor and evaluate its financial and operating results and provide stockholders and potential investors with a means to evaluate the Company's financial and operating results against other companies within the Company's industry.

Gross Billings represents the gross amount billed to customers on behalf of its models and talent for services performed. The Company calculates Gross Billings as total revenue plus model costs, which includes amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography. The Company calculates EBITDA as net income plus interest expense, income tax expense, and depreciation and amortization expense. The Company calculates “Adjusted EBITDA” as EBITDA plus foreign exchange gain/loss, share-based payment expense and certain significant non-recurring items that the Company may include from time to time. For 2021, these non-recurring items represented gain on forgiveness of PPP loans, employee retention payroll tax credit, and cybersecurity incident expenses. The Company calculates “Pre-Corporate EBITDA” as Adjusted EBITDA plus corporate overhead expense, which includes director compensation, securities laws compliance costs, audit and professional fees, and other public company costs.

Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial results prepared in accordance with GAAP. Certain of the items that may be excluded or included in non-GAAP financial measures may be significant items that could impact the Company's financial position, results of operations or cash flows and should therefore be considered in assessing the Company's actual and future financial condition and performance. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.

Gross Billings

The following is a tabular reconciliation of the non-GAAP financial measure Gross Billings to GAAP total revenues, which the Company believes to be the most comparable GAAP measure

(in thousands)	2022	2021
Total revenues	17,780	16,102
Model costs	49,204	40,711
Gross Billings	66,984	56,813

Model costs include amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography.

EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA

The following is a tabular reconciliation of the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure

(in thousands)	2022	2021

Net income	$3,529	4,518
Interest expense	8	51
Income tax (benefit) expense	(954)	823
Amortization and depreciation	193	855
EBITDA	$2,776	$6,247
Foreign exchange (gain) loss	(164)	80
Non-recurring items (1)	-	(2,739)
Share based payment expense	190	61
Adjusted EBITDA	$2,802	$3,649
Corporate overhead	1,093	897
Pre-Corporate EBITDA	$3,895	$4,546

(1) Non-recurring items include gain on forgiveness of loans, employee retention credit and cybersecurity incident expenses during 2021

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

We report service revenues on a net basis, which represents gross amounts billed net of amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography. The Company typically enters into contractual agreements with models under which the Company is obligated to pay talent upon collection of fees from the customer.

Although service revenues are reported on a net basis, accounts receivable are recorded at the amount of gross amounts billed to customers, inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue within accrued expenses and the related talent costs are recorded as contract liability.

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

Although service revenues are reported on a basis net of model costs, accounts receivable are recorded at the amount of gross amounts billed to customers inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

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

The Company evaluates indefinite lived trademark and trade name intangible assets for impairment using the relief from royalty method.  This valuation approach requires that the Company make a number of assumptions to estimate fair value, including projections of future revenues, royalty rates, tax rates, discount rates, and other relevant variables.  The projections in this model are updated annually and will change over time based on historical performance and changing business conditions.  If the carrying value exceeded the estimated fair value, an impairment charge would be recognized for the excess amount.

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Remediation of Material Weakness

As discussed in the Company’s restated Annual Report on Form 10-K/A (Amendment No. 1) for the period ended December 31, 2021 and restated Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended September 30, 2022, the Company’s management previously determined that a material weakness existed in its internal control over financial reporting relating to the prior interpretation of GAAP that service revenues should be reported on a gross basis rather than a net basis.

During the fourth quarter of 2022, management addressed the control deficiency by implementing a remediation plan, including new training of key accounting staff on technical accounting topics, updated documentation requirements, and increased review of new and changes in accounting standards between the Company’s management and the audit committee of the Board of Directors.  As a result of these changes and subsequent review and testing, management has concluded that the previously reported material weakness has been remediated.

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

10.20	Ninth Amendment to Credit Agreement and Second Amendment to Line of Credit Note dated October 24, 2017, by and among Wilhelmina International, Inc., the guarantor signatories thereto, and Amegy Bank (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 9, 2017).

10.21	Tenth Amendment to Credit Agreement dated July 12, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2018).

10.22	Promissory Note dated July 12, 2018, by and between Wilhelmina International, Inc. and ZB, N.A. dba Amegy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K files July 17, 2018).

10.23	Eleventh Amendment to Credit Agreement and Third Amendment to Line of Credit Note dated October 24, 2018, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 9, 2018).

10.24	Twelfth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated October 24, 2019, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2019).

10.25	Thirteenth Amendment to Credit Agreement dated March 26, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.27 to Form 10-K filed March 30, 2020)

10.26	Fourteenth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated May 12, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2020).

10.27	Fifteenth Amendment to Credit Agreement and Fourth Amendment to Line of Credit Note dated November 10, 2020, by and among Wilhelmina International, Inc., ZB, N.A. dba Amegy Bank and the guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2020).

*10.28	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).

*10.29	Form of Stock Option Grant Agreement (incorporated by reference from Exhibit 10.21 to Form 10-K filed March 23, 2017).

*10.30	Letter agreement dated April 4, 2016 between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016).

14.1	Registrant’s Code of Ethics (filed herewith).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Form 10-K filed on March 16, 2022).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Inline XBRL Instance Document (filed herewith)

Inline XBRL Taxonomy Extension Schema Document (filed herewith)

Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 22, 2023	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Executive Chairman (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2023.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows, for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

o

We evaluated the reasonableness of management’s forecasts of future revenues by comparing these forecasts to historical operating results and industry growth, and considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

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

Baker Tilly US, LLP
New York, New York

March 22, 2023

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

(In thousands, except share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,998	$10,251
Accounts receivable, net of allowance for doubtful accounts of $1,664 and $1,580, respectively	9,467	8,858
Prepaid expenses and other current assets	181	91
Total current assets	21,646	19,200

Property and equipment, net of accumulated depreciation of $1,216 and $4,094, respectively	307	168
Right of use assets-operating	3,565	1,745
Right of use assets-finance	138	199
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	322	98

TOTAL ASSETS	$41,992	$37,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,306	$3,761
Due to models	8,378	8,090
Contract liabilities	270	481
Lease liabilities – operating, current	385	463
Lease liabilities – finance, current	62	64
Total current liabilities	13,401	12,859

Long term liabilities:
Deferred income tax, net	985	2,048
Lease liabilities – operating, non-current	3,310	1,361
Lease liabilities – finance, non-current	85	143
Total long-term liabilities	4,380	3,552

Total liabilities	17,781	16,411

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at December 31, 2022 and December 31, 2021	65	65
Treasury stock, 1,314,694 shares at December 31, 2022 and December 31, 2021, at cost	(6,371)	(6,371)
Additional paid-in capital	88,770	88,580
Accumulated deficit	(57,709)	(61,238)
Accumulated other comprehensive loss	(544)	(23)
Total shareholders’ equity	24,211	21,013

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,992	$37,424

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2022 and 2021

(In thousands, except per share data)

	2022	2021
Revenues:
Service revenues	$17,750	$16,069
License fees	30	33
Total revenues	17,780	16,102

Operating expenses:
Salaries and service costs	10,907	8,644
Office and general expenses	3,168	2,973
Amortization and depreciation	193	855
Cybersecurity incident expenses	-	575
Corporate overhead	1,093	897
Total operating expenses	15,361	13,944
Operating income	2,419	2,158

Other (income) expense:
Foreign exchange (gain) loss	(164)	80
Gain on forgiveness of loan	-	(1,994)
Employee retention payroll tax credit	-	(1,320)
Interest expense	8	51
Total other income, net	(156)	(3,183)

Income before provision for income taxes	2,575	5,341

Benefit (provision) for income taxes:
Current	(109)	(224)
Deferred	1,063	(599)
Benefit (provision) for income taxes, net	954	(823)

Net income	$3,529	$4,518

Other comprehensive loss:
Foreign currency translation adjustment	(521)	(104)
Total comprehensive income	$3,008	$4,414

Basic net income per common share	$0.68	$0.88
Diluted net income per common share	$0.68	$0.88

Weighted average common shares outstanding-basic	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	6,472	$65	(1,315)	$(6,371)	$88,487	$(65,756)	$81	$16,506
Share-based payment expense	-	-	-	-	61	-	-	61
Net income to common shareholders	-	-	-	-	-	4,518	-	4,518
Short swing profit disgorgement	-	-	-	-	32	-	-	32
Foreign currency translation	-	-	-	-	-	-	(104)	(104)
Balances at December 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,580	$(61,238)	$(23)	$21,013
Share-based payment expense	-	-	-	-	190	-	-	190
Net income to common shareholders	-	-	-	-	-	3,529	-	3,529
Foreign currency translation	-	-	-	-	-	-	(521)	(521)
Balances at December 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,770	$(57,709)	$(544)	$24,211

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

(In thousands)

	Year Ended
	2022	2021
Cash flows from operating activities:
Net income:	$3,529	$4,518
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	193	855
Share based payment expense	190	61
Gain on forgiveness of loan	-	(1,994)
(Gain) loss on foreign exchange rates	(164)	80
Deferred income taxes	(1,063)	599
Bad debt expense	174	168
Changes in operating assets and liabilities:
Accounts receivable	(747)	(1,961)
Prepaid expenses and other current assets	(98)	16
Right of use assets-operating	500	375
Other assets	(227)	(6)
Due to models	398	1,753
Lease liabilities-operating	(470)	(326)
Contract liabilities	(211)	481
Accounts payable and accrued liabilities	515	917
Net cash provided by operating activities	2,519	5,536

Cash flows from investing activities:
Purchases of property and equipment	(268)	(19)
Net cash used in investing activities	(268)	(19)

Cash flows from financing activities:
Shareholder short swing profit disgorgement	-	32
Payments on finance leases	(62)	(76)
Repayment of term loan	-	(743)
Net cash used in financing activities	(62)	(787)

Foreign currency effect on cash flows:	(442)	(35)

Net change in cash and cash equivalents:	1,747	4,695
Cash and cash equivalents, beginning of year	10,251	5,556
Cash and cash equivalents, end of year	$11,998	$10,251

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$23
Cash paid for income taxes	$268	$198

Noncash investing and financing activities
Gain on forgiveness of loan	$-	1,994

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Principles of Consolidation and Basis of Presentation

The financial statements include the consolidated accounts of Wilhelmina and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts on the Consolidated Balance Sheets and Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation.

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

Although service revenues are reported on a net basis, accounts receivable are recorded at the amount of gross amounts billed to customers, inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

Service revenues from international sales accounted for 7.8% and 12.1% of the Company’s consolidated services revenues for the years ended December 31, 2022 and 2021, respectively.

License Fees

License fees, in connection with the licensing of the “Wilhelmina” name, are collected on a quarterly basis under the terms of Wilhelmina’s agreements with licensees. The Company recognizes revenue relating to license fees where payment is deemed to be probable, over the license period.

Contract Assets

Contract assets, which primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date are included within accounts receivable and approximated $1.9 million and $0.8 million at December 31, 2022 and 2021, respectively.

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

Cash and Cash Equivalents

As of December 31, 2022, the Company held cash in banks of $12.0 million. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the allowance. At December 31, 2022, the Company had an allowance of $1.7 million, and recorded a $0.2 million bad debt charge to earnings. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  The Company generally does not require collateral.

Although service revenues are reported on a basis net of model costs, accounts receivable are recorded at the amount of gross amounts billed to customers inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, and London. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At December 31, 2022, the Company had cash balances in excess of FDIC insurance coverage of approximately $7.1 million. Balances in London accounts are covered by Financial Services Compensation Scheme (“FSCS”) limits of £75 thousand or approximately $0.1 million per institution. At December 31, 2022, the Company had cash balances in excess of FSCS coverage of approximately $3.7 million. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that impairment has occurred, the amount of the impairment is charged to operations. No such events or changes in circumstances were noted for the years ended December 31, 2022 and 2021.

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

There were no changes to the $7.5 million carrying amount of goodwill during 2021 or 2022. There were no changes to the carrying amount of $8.5 million trademarks and trade names intangible assets during 2021 or 2022.

No asset impairment charges were incurred relating to the Company’s goodwill or intangible assets during 2021 and 2022.

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

At least annually, the Company assesses whether the carrying value of its goodwill and intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Declines in the Company’s stock price could result in future goodwill impairment charges. The Company sometimes utilizes an independent valuation specialist to assist with the determination of fair value. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No such events or changes in circumstances were noted for the year ended December 31, 2022.

Due to Models

Due to models represents the liability for amounts owed to talent for jobs that have taken place, but where the model or talent fee has not yet been paid, typically due to the Company awaiting receipt of payment from the customer. The due to model liabilities are accrued in the period in which the event takes place consistent with when the revenue is recognized. The Company’s contractual agreements with models typically condition payment to talent after the collection of fees from the customer.

Although service revenues are reported on a basis net of model costs, accounts receivable are recorded at the amount of gross amounts billed to customers inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

Contract Liabilities

We record deferred revenue, which is a contract liability, when we have entered into a contract with a customer and cash payments are received prior to satisfaction of the related performance obligation.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense, included in office and general expense in the consolidated statements of operations and comprehensive income, was $22 thousand and $11 thousand in the years ended December 31, 2022 and 2021, respectively.

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

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved. Federal tax returns for tax years 2019 through 2021 remained open for examination as of December 31, 2022.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 replaces the incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The Company believes the primary impact of ASU 2016-13 will relate to the Company’s assessment of its allowance of doubtful accounts on trade receivables. The guidance was effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2023, and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Note 3.  Debt

The Company previously had a credit agreement with Amegy Bank which provided a $3.0 million revolving line of credit, subject to a borrowing base derived from 80% of eligible accounts receivable (as defined) and the Company’s minimum net worth covenant. The revolving line of credit bore interest at prime plus 0.50% payable monthly. The revolving line of credit expired October 24, 2022.

On July 16, 2018, the Company amended its credit agreement with Amegy Bank to provide for a term loan of up to $1.0 million that could be drawn by the Company through July 12, 2019, for the purpose of repurchases of its common stock. On August 1, 2018, the Company drew $0.7 million of the additional term loan and used the proceeds to fund the purchase of 100,000 shares of its common stock in a private transaction. On December 12, 2018, the Company drew $0.3 million of the additional term loan and used the proceeds to partially fund a purchase of 50,000 shares of its common stock in a private transaction. On August 31, 2021, the Company prepaid, without penalty, the $0.6 million remaining balance of the additional term loan. As of December 31, 2022, there was no outstanding balance on the term loan.

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

Note 4.  Property and Equipment

Property and equipment at  December 31, 2022 and 2021 was comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Furniture and fixtures	$422	$392
Software and software development costs	-	2,944
Computer and equipment	1,033	890
Leasehold improvements	68	36
Total	1,523	4,262
Less: Accumulated depreciation	(1,216)	(4,094)
Property and equipment, net	$307	$168

During 2022, $3.0 million of fully depreciated assets were disposed compared to $2.1 million during 2021. For the years ended December 31, 2022 and 2021, depreciation expense totaled $0.1 million and $0.8 million, respectively. Depreciation expense decreased primarily due to reduced depreciation of assets that became fully amortized in 2021.

Note 5.  Leases

The Company is obligated under non-cancelable lease agreements for the rental of office space and various other lease agreements for the leasing of office equipment. These operating leases expire at various dates through 2030. In addition to the minimum base rent, the office space lease agreements provide that the Company shall pay its pro-rata share of real estate taxes and operating costs as defined in the lease agreements. The Company also leases certain corporate office facilities from an affiliate.

During 2022, $0.1 million of lease payments were classified as amortization expense, and included within cash used in financing activities on the Company’s statement of cash flows. At December 31, 2022, the weighted-average remaining lease term was 6.1 years for operating leases and 2.5 years for finance type leases. At December 31, 2022, the weighted average discount rate was 5.6% for operating leases and 4.8% for finance type leases.

The following table presents additional information regarding the Company’s financing and operating leases for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Finance lease expense
Amortization of ROU assets	$64	$77
Interest on lease liabilities	8	9
Operating lease expense	608	629
Short term lease expense	353	279

Cash paid for amounts included in the measurement of lease liabilities for finance leases
Financing cash flows	68	87

Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	523	580

ROU assets obtained in exchange for lease liabilities
Finance leases	-	58
Operating leases	2,341	1,749

As of December 31, 2022, future maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
2023	$586	$68
2024	723	63
2025	801	13
2026	813	11
2027	478	-
Thereafter	1,081	-
Total	4,482	155
Less: Present value discount	(767)	(8)
Lease liability	$3,715	$147

The following table summarizes future minimum payments under the current lease agreements:

Years Ending December 31	Amount (in thousands)
2023	$803
2024	818
2025	814
2026	825
2027	479
Thereafter	1,081
Total	$4,820

Rent expense totaled approximately $1.0 million and $0.9 million for the years ended December 31, 2022 and 2021.

Note 6.  Commitments and Contingencies

On October 24, 2013, a putative class action lawsuit was brought against the Company by former Wilhelmina model Alex Shanklin and others, including Louisa Raske, Carina Vretman, Grecia Palomares and Michelle Griffin Trotter (the “Shanklin Litigation”), in New York State Supreme Court (New York County) by the same lead counsel who represented plaintiffs in a prior, now-dismissed action brought by Louisa Raske (the “Raske Litigation”).  The claims in the Shanklin Litigation initially included breach of contract and unjust enrichment allegations arising out of matters similar to the Raske Litigation, such as the handling and reporting of funds on behalf of models and the use of model images.  Other parties named as defendants in the Shanklin Litigation included other model management companies, advertising firms, and certain advertisers.  On January 6, 2014, the Company moved to dismiss the Amended Complaint in the Shanklin Litigation for failure to state a claim upon which relief can be granted and other grounds, and other defendants also filed motions to dismiss.  On August 11, 2014, the court denied the motion to dismiss as to Wilhelmina and other of the model management defendants.  Separately, on March 3, 2014, the judge assigned to the Shanklin Litigation wrote the Office of the New York Attorney General bringing the case to its attention, generally describing the claims asserted therein against the model management defendants, and stating that the case “may involve matters in the public interest.” The judge’s letter also enclosed a copy of his decision in the Raske Litigation, which dismissed that case.

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

By Order dated May 8, 2020 (the “Class Certification Order”), the Court denied class certification in the Pressley case, denied class certification with respect to the breach of contract and alleged unpaid usage claims, granted class certification as to the New York Labor Law causes of action asserted by Vretman, Palomares and Trotter, and declined to rule on Wilhelmina’s motions for summary judgment, denying them without prejudice to be re-filed at a later date. Currently the parties are engaging in merits discovery.

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of December 31, 2022 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 7.  Income Taxes

The following table summarizes the income tax benefit (expense) for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Current:
Federal	$(62)	$-
State	(47)	(34)
Foreign	-	(190)
Current Total	(109)	(224)
Deferred:
Federal	1,057	(552)
State	6	(47)
Deferred Total	1,063	(599)
Total	$954	$(823)

The income tax benefit (expense) differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The following table shows the reasons for these differences (in thousands):

	2022	2021
Computed income tax expense at statutory rate	$(540)	$(1,122)
Decrease (increase) in taxes resulting from:
Permanent and other deductions, net	(12)	419
Global intangible low-taxed income	(80)	(204)
Foreign income taxes	196	156
State income taxes, net of federal benefit	(104)	(119)
Deferred tax effects	-	55
Valuation allowance	1,494	(8)
Total income tax benefit (expense)	$954	$(823)
Effective tax rate	(34.9% )	15.4%

The Company’s effective tax rate was -34.9% and 15.4% for the years ended December 31, 2022 and 2021. The income tax benefit in 2022 and low effective tax rate was primarily the result of the full release of a previous $1.5 million valuation allowance against deferred tax assets. In 2021, the effective tax rate was primarily driven by $2.0 million non-taxable gain on forgiveness of PPP loans, which was the result of governmental actions to mitigate the impacts of the COVID-19 pandemic.

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

For the year ended December 31, 2021, Wilhelmina maintained a full $1.5 million valuation allowance against its deferred tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In connection with its assessment for the third quarter of 2022, management determined that there was sufficient evidence to conclude that it was more likely than not that all deferred tax assets were realizable. This evidence included three years of cumulative pretax income, excluding nonrecurring items, and expected reversal of existing taxable temporary differences. Consequently, the full valuation allowance against our deferred tax assets was released in 2022, resulting in a $1.5 million income tax benefit. The Company will continue to assess the evidence used to determine the need for a valuation allowance and may reinstate the valuation allowance in future periods if warranted by changes in estimated future income and other factors.

As of December 31, 2022, the Company had no federal income tax loss carryforwards.

The following table shows the tax effect of significant temporary differences, which comprise the deferred tax asset and liability (in thousands):

	2022	2021
Deferred tax asset:
Net operating loss carryforward	$63	$293
Foreign tax credits	474	495
Accrued expenses	573	552
Allowance for doubtful accounts	82	78
Lease liability	1,008	493
Share-based compensation	117	66
Other intangible assets	11	20
Less: Valuation allowance	-	(1,494)
Total deferred income tax asset	2,328	503
Deferred tax liability:
Property and equipment	(77)	(39)
Right of use asset	(971)	(469)
Intangible assets-brand name	(1,183)	(1,183)
Goodwill	(395)	(340)
Other intangible assets	(687)	(520)
Total deferred income tax liability	(3,313)	(2,551)
Deferred income tax, net	$(985)	$(2,048)

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

At December 31, 2021, the Company had $1.1 million of U.S. federal net operating loss carryforwards. At December 31, 2022, the Company had no U.S. federal net operating loss carryforwards and has $0.5 million of foreign tax credit carryforwards which expire between 2023 and 2031.

The Company does not believe that it had any significant uncertain tax positions at December 31, 2022 and December 31, 2021, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

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

From 2012 through December 31, 2022, the Company repurchased an aggregate of 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the year ended December 31, 2022, no shares were repurchased. The repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

Note 9.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $30 thousand for each of the years ended December 31, 2022 and 2021. The Company did not owe NCM any amounts under the services agreement as of December 31, 2022.

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

Under the 2015 Incentive Plan, no stock option awards were granted during 2022. Stock option awards covering 120,000 shares of the common stock were granted during 2021. No stock options were exercised during either 2022 or 2021.

The following table shows a summary of stock option transactions under the 2015 Incentive Plan during 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2021	60,000	$6.93
Granted	120,000	5.43
Exercised	-	-
Forfeited or expired	-	-
Outstanding, December 31, 2021	180,000	$5.93
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, December 31, 2022	180,000	$5.93

Weighted average remaining contractual life was 5.85 years at December 31, 2022 and 6.85 years at December 31, 2021. The exercise price of all stock options was below the market value at both December 31, 2022 and 2021. Therefore, there is no intrinsic value at December 31, 2022 and 2021. Total unrecognized compensation expense on options outstanding as of December 31, 2022 was $0.1 million. Options to purchase 98,500 shares of common stock were exercisable as of December 31, 2022.

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

The following table lists the inputs to the Black-Scholes model used for the fair value measurement of the stock options granted during 2021. No stock options were granted during 2022.

Year Ended December 31, 2021

Weighted average fair value at the measurement date ($)	3.1
Dividend yield (%)	0
Expected volatility of the share prices (%)	68.9
Risk-free interest rate (%)	1.3
Expected life of share options (years)	4.0 to 6.3
Weighted average share price ($)	5.4

Note 11.  Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan, which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 100% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company may make discretionary contributions. No discretionary contributions were made during the years ended December 31, 2022 and 2021.

Note 12.  Cybersecurity Incident

In November 2021, the Company determined that it had recently been the victim of criminal fraud known to law enforcement authorities as “business e-mail compromise fraud” which involved employee e-mail impersonation and fraudulent payment requests targeting the finance department of a division of the Company. The fraud resulted in unauthorized transfers of funds aggregating approximately $0.7 million, as well as approximately $10 thousand of professional service fees to address the fraud. The Company recovered $0.2 million. As a result, the Company recorded a charge of $0.6 million in 2021 within operating expenses on the consolidated statements of operations.

The Company is continuing to pursue the recovery of the remaining $0.6 million and is cooperating with U.S. federal law enforcement authorities who are actively pursuing an investigation. It is presently unclear whether or to what extent any additional amounts will be recovered. Any additional recoveries will be recognized as a gain on recovery in the period that the funds are received.