Form 10-Q
period 2023-03-31
Wilhelmina International, Inc.
filed 2023-05-11
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2023

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,861	$11,998
Accounts receivable, net of allowance for doubtful accounts of $1,808 and $1,612, respectively	9,713	9,467
Prepaid expenses and other current assets	300	181
Total current assets	20,874	21,646

Property and equipment, net of accumulated depreciation of $1,252 and $1,216, respectively	344	307
Right of use assets-operating	3,594	3,565
Right of use assets-finance	123	138
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	308	322

TOTAL ASSETS	$41,257	$41,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,070	$4,306
Due to models	7,779	8,378
Contract liabilities	-	270
Lease liabilities – operating, current	471	385
Lease liabilities – finance, current	63	62
Total current liabilities	12,383	13,401

Long term liabilities:
Deferred income tax, net	980	985
Lease liabilities – operating, non-current	3,346	3,310
Lease liabilities – finance, non-current	68	85
Total long term liabilities	4,394	4,380

Total liabilities	16,777	17,781

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at March 31, 2023 and December 31, 2022	65	65
Treasury stock, 1,314,694 shares at March 31, 2023 and December 31, 2022, at cost	(6,371)	(6,371)
Additional paid-in capital	88,794	88,770
Accumulated deficit	(57,550)	(57,709)
Accumulated other comprehensive loss	(458)	(544)
Total shareholders’ equity	24,480	24,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,257	$41,992

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Service revenues	$4,476	$4,541
License fees	8	7
Total revenues	4,484	4,548

Operating expenses:
Salaries and service costs	2,880	2,652
Office and general expenses	1,080	709
Amortization and depreciation	51	59
Corporate overhead	244	254
Total operating expenses	4,255	3,674
Operating income	229	874

Other expense:
Foreign exchange loss	18	6
Interest expense	1	3
Total other expense	19	9

Income before provision for income taxes	210	865

Provision for income taxes:
Current	(56)	(30)
Deferred	5	(96)
Provision for income taxes, net	(51)	(126)

Net income	$159	$739

Other comprehensive loss:
Foreign currency translation adjustment	86	(174)
Total comprehensive income	$245	$565

Basic net income per common share	$0.03	$0.14
Diluted net income per common share	$0.03	$0.14

Weighted average common shares outstanding-basic	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,580	$(61,238)	$(23)	$21,013
Share based payment expense	-	-	-	-	55	-	-	55
Net income	-	-	-	-	-	739	-	739
Foreign currency translation	-	-	-	-	-	-	(174)	(174)
Balances at March 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,635	$(60,499)	$(197)	$21,633

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,770	$(57,709)	$(544)	$24,211
Share based payment expense	-	-	-	-	24	-	-	24
Net income	-	-	-	-	-	159	-	159
Foreign currency translation	-	-	-	-	-	-	86	86
Balances at March 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,794	$(57,550)	$(458)	$24,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income:	$159	$739
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	51	59
Share based payment expense	24	55
Loss on foreign exchange rates	15	6
Deferred income taxes	(5)	96
Bad debt expense	45	43
Changes in operating assets and liabilities:
Accounts receivable	(312)	(829)
Prepaid expenses and other current assets	(117)	(103)
Right of use assets-operating	205	119
Other assets	15	(3)
Due to models	(621)	94
Lease liabilities-operating	(91)	(119)
Contract liabilities	(270)	(535)
Accounts payable and accrued liabilities	(233)	(300)
Net cash used in operating activities	(1,135)	(678)

Cash flows from investing activities:
Purchases of property and equipment	(73)	(15)
Net cash used in investing activities	(73)	(15)

Cash flows from financing activities:
Payments on finance leases	(15)	(17)
Net cash used in financing activities	(15)	(17)

Foreign currency effect on cash flows:	86	(113)

Net change in cash and cash equivalents:	(1,137)	(823)
Cash and cash equivalents, beginning of period	11,998	10,251
Cash and cash equivalents, end of period	$10,861	$9,428

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations and comprehensive income, statements of shareholders’ equity, and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 replaces the incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The primary impact of ASU 2016-13 relates to the Company’s assessment of its allowance of doubtful accounts on trade receivables.  The guidance was effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The Company adopted this standard in the first quarter of 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 4.	Foreign Currency Translation

The functional currency of our subsidiary in the United Kingdom is the British Pound. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Results of operations are translated using the weighted average exchange rates during reporting periods. Related translation adjustments are accumulated in a separate component of stockholder’s equity and transaction gains and losses are recognized in the consolidated statements of operations and comprehensive income when realized.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of March 31, 2023 related to these matters.

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

Generally, the Company’s combined effective tax rate is high relative to reported income before taxes as a result of certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, reversal of existing taxable temporary differences, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.

At March 31, 2022, due primarily to the effects of the COVID-19 pandemic on its business, the Company maintained a full $1.4 million valuation allowance against its deferred tax assets, As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In connection with its assessment for the third quarter of 2022, management determined that there was sufficient evidence to conclude that it was more likely than not that all deferred tax assets were realizable. This evidence included three years of cumulative pretax income, excluding nonrecurring items, and expected reversal of existing taxable temporary differences. Consequently, the full valuation allowance against our deferred tax assets was released in 2022, and there is no valuation allowance at March 31, 2023. The Company will continue to assess the evidence used to determine the need for a valuation allowance and may reinstate the valuation allowance in future periods if warranted by changes in estimated future income and other factors.

As of March 31, 2023, the Company had no federal income tax loss carryforwards.

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

From 2012 through March 31, 2023, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first three months of 2023, no shares were repurchased under the stock repurchase program.

Note 8.	Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $7.5 thousand for the three months ended both March 31, 2023 and 2022. The Company did not owe NCM any amounts under the services agreement as of March 31, 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2023 and 2022. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) estimated to have exceeded $280 billion in recent years, North America the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

In recent periods, traditional retail clients in the fashion and beauty industry have had increased competition from digital, social, and new media, reducing their budgets for advertising and model talent. Wilhelmina reviews the mix of talent and resources available to best operate in this changing environment.

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

Analysis of Consolidated Statements of Operations and Service Revenues

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	% Change
Service revenues	4,476	4,541	(1.4%)
License fees and other income	8	7	14.3%
TOTAL REVENUES	4,484	4,548	(1.4%)

Salaries and service costs	2,880	2,652	8.6%
Office and general expenses	1,080	709	52.3%
Amortization and depreciation	51	59	(13.6%)
Corporate overhead	244	254	(3.9%)
OPERATING INCOME	229	874	(73.8%)
OPERATING MARGIN	5.1%	19.2%
Foreign exchange loss	18	6	200.0%
Interest expense	1	3	(66.7%)
INCOME BEFORE INCOME TAXES	210	865	(75.7%)
Current income tax expense	(56)	(30)	86.7%
Deferred tax expense	5	(96)	(105.2%)
Effective tax rate	24.3%	14.6%
NET INCOME	159	739	(78.5%)

Supplemental Non-GAAP Information

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	% Change
Gross Billings	17,587	16,645	5.7%
EBITDA	262	927	(71.7%	)
Adjusted EBITDA	304	988	(69.2%	)
Pre Corporate EBITDA	548	1,242	(55.9%	)

See pages 15 to 16 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available.  The decrease of 1.4% for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, were primarily due to decreased commissions from core model bookings.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased 14.3% for the three months ended March 31, 2023, when compared to three months ended March 31, 2022, primarily due to the timing of income from licensing agreements.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and travel and entertainment expenses required to deliver the Company’s services to its clients and talents. The 8.6% increase in salaries and service costs during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, were primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost. The increase in office and general expenses of 52.3% for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, was primarily due to increased legal expense, rent expense, other office related expenses, utilities, and computer expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense decreased by 13.6% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to reduced depreciation of assets that became fully amortized in 2022. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $73 thousand during the three months ended March 31, 2023, compared to $15 thousand for the three months ended March 31, 2022.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 3.9% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to decreased securities compliance costs.

Operating Income and Loss and Operating Margin

Operating income was $0.2 million for the three months ended March 31, 2023 compared to $0.9 million in the three months ended March 31, 2022. Operating margin decreased to 5.1% for the three months ended March 31, 2023, compared to 19.2% for the three months ended March 31, 2022, due to the increase in operating expenses and decrease in revenue.

Foreign Currency Exchange

The Company realized an $18 thousand foreign currency exchange loss during the three months ended March 31, 2023, and loss of $6 thousand from foreign currency exchange during the three months ended March 31, 2022.  Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense is primarily attributable to interest on finance leases. Interest expense was $1 thousand for the three months ended March 31, 2023 and $3 thousand for the three months ended March 31, 2022.

Income before Income Taxes

Income before income taxes decreased to $0.2 million for the three months ended March 31, 2023, compared to $0.9 million for the three months ended March 31, 2022. The higher pre-tax income in 2022 was primarily due to higher operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. The Company had income tax expense of $0.1 million for the three months ended March 31, 2023 and 2022.

Net Income

The Company had net income of $0.2 million for the three months ended March 31, 2023, compared to net income of $0.7 million for the three months ended March 31, 2022. The decrease in net income was primarily due to the decrease in operating income.

Gross Billings

Gross billings is a non-GAAP financial measure that represents the gross amount billed to customers on behalf of its clients (models and talent) for services performed. Gross billings increased 5.7% for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, primarily due to increased bookings as the cities where Wilhelmina operates reopened and business activity increased as COVID-19 pandemic restrictions were moderated or rescinded. Service revenues decreased while gross billings increased primarily due to a change in board revenue mix and a larger percentage of consolidated billings from the Aperture division in 2023, which has lower commissions than traditional core model bookings. See pages 15 to 16 for more information regarding non-GAAP financial measures.

Liquidity and Capital Resources

The Company’s cash balance decreased to $10.9 million at March 31, 2023 from $12.0 million at December 31, 2022. The cash balances decreased as a result of $1.1 million net cash used in operating activities, $0.1 million net cash used in investing activities, $15 thousand cash used in financing activities, partially offset by $0.1 million positive effect of exchange rate on cash flow during the three months ended March 31, 2023.

Net cash used by operating activities of $1.2 million was primarily the result of net income, increases in amounts due to models and accounts payable and accrued expenses, partially offset by increases in accounts receivable, prepaid expenses, and other assets, and a decrease in deferred revenue.  The $0.1 million cash used in investing activities was attributable to purchases of property and equipment, including software and computer equipment.  The $15 thousand cash used in financing activities was attributable to payments on finance leases.

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

Gross Billings represents the gross amount billed to customers on behalf of its models and talent for services performed. The Company calculates Gross Billings as total revenue plus model costs, which includes amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography. The Company calculates EBITDA as net income plus interest expense, income tax expense, and depreciation and amortization expense. The Company calculates “Adjusted EBITDA” as EBITDA plus foreign exchange gain/loss, share-based payment expense and certain significant non-recurring items that the Company may include from time to time. There were no such non-recurring items during the three months ended March 31, 2023 and 2022. The Company calculates “Pre-Corporate EBITDA” as Adjusted EBITDA plus corporate overhead expense, which includes director compensation, securities laws compliance costs, audit and professional fees, and other public company costs.

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

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Total revenues	4,484	4,548
Model costs	13,103	12,097
Gross Billings	17,587	16,645

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

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net income	159	739
Interest expense	1	3
Income tax expense	51	126
Amortization and depreciation	51	59
EBITDA	262	927
Foreign exchange loss	18	6
Share based payment expense	24	55
Adjusted EBITDA	304	988
Corporate overhead	244	254
Pre-Corporate EBITDA	548	1,242

Critical Accounting Policies and Estimates

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of March 31, 2023 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Item 1A.	Risk Factors.

Not required for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended March 31, 2023.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 11, 2023	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer
(principal financial officer)