Form 10-Q
period 2023-06-30
Wilhelmina International, Inc.
filed 2023-08-11
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2023

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,943	$11,998
Accounts receivable, net of allowance for doubtful accounts of $1,931 and $1,612, respectively	9,965	9,467
Prepaid expenses and other current assets	214	181
Total current assets	21,122	21,646

Property and equipment, net of accumulated depreciation of $1,292 and $1,216, respectively	340	307
Right of use assets-operating	3,429	3,565
Right of use assets-finance	108	138
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	301	322

TOTAL ASSETS	$41,314	$41,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,883	$4,306
Due to models	7,815	8,378
Contract liabilities	-	270
Lease liabilities – operating, current	572	385
Lease liabilities – finance, current	64	62
Total current liabilities	12,334	13,401

Long term liabilities:
Deferred income tax, net	1,138	985
Lease liabilities – operating, non-current	3,187	3,310
Lease liabilities – finance, non-current	52	85
Total long term liabilities	4,377	4,380

Total liabilities	16,711	17,781

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued and outstanding at June 30, 2023 and December 31, 2022	65	65
Treasury stock, 1,314,694 shares at June 30, 2023 and December 31, 2022, at cost	(6,371)	(6,371)
Additional paid-in capital	88,819	88,770
Accumulated deficit	(57,564)	(57,709)
Accumulated other comprehensive loss	(346)	(544)
Total shareholders’ equity	24,603	24,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,314	$41,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2023 and 2022

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Service revenues	$4,486	$4,691	$8,962	$9,232
License fees	7	8	15	15
Total revenues	4,493	4,699	8,977	9,247

Operating expenses:
Salaries and service costs	2,979	2,697	5,859	5,349
Office and general expenses	1,063	693	2,143	1,402
Amortization and depreciation	56	47	107	106
Corporate overhead	246	222	490	476
Total operating expenses	4,344	3,659	8,599	7,333
Operating income	149	1,040	378	1,914

Other expense (income):
Foreign exchange loss (gain)	61	(110)	79	(104)
Interest expense	-	2	1	5
Total other expense (income)	61	(108)	80	(99)

Income before provision for income taxes	88	1,148	298	2,013

Provision for income taxes:
Current	56	(54)	-	(84)
Deferred	(158)	(173)	(153)	(269)
Provision for income taxes, net	(102)	(227)	(153)	(353)

Net (loss) income	$(14)	$921	$145	$1,660

Other comprehensive income (loss):
Foreign currency translation adjustment	112	(338)	198	(512)
Total comprehensive income	$98	$583	$343	$1,148

Basic net income per common share	$0.00	$0.18	$0.03	$0.32
Diluted net income per common share	$0.00	$0.18	$0.03	$0.32

Weighted average common shares outstanding-basic	5,157	5,157	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157	5,157	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,580	$(61,238)	$(23)	$21,013
Share based payment expense	-	-	-	-	55	-	-	55
Net income	-	-	-	-	-	739	-	739
Foreign currency translation	-	-	-	-	-	-	(174)	(174)
Balances at March 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,635	$(60,499)	$(197)	$21,633
Share based payment expense	-	-	-	-	55	-	-	55
Net income	-	-	-	-	-	921	-	921
Foreign currency translation	-	-	-	-	-	-	(338)	(338)
Balances at June 30, 2022	6,472	$65	(1,315)	$(6,371)	$88,690	$(59,578)	$(535)	$22,271

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,770	$(57,709)	$(544)	$24,211
Share based payment expense	-	-	-	-	24	-	-	24
Net income	-	-	-	-	-	159	-	159
Foreign currency translation	-	-	-	-	-	-	86	86
Balances at March 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,794	$(57,550)	$(458)	$24,480
Share based payment expense	-	-	-	-	25	-	-	25
Net loss	-	-	-	-	-	(14)	-	(14)
Foreign currency translation	-	-	-	-	-	-	112	112
Balances at June 30, 2023	6,472	$65	(1,315)	$(6,371)	$88,819	$(57,564)	$(346)	$24,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income:	$145	$1,660
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	107	106
Share based payment expense	49	110
Loss (gain) on foreign exchange rates	79	(104)
Deferred income taxes	153	269
Bad debt expense	82	79
Changes in operating assets and liabilities:
Accounts receivable	(659)	(2,412)
Prepaid expenses and other current assets	(33)	(116)
Right of use assets-operating	349	238
Other assets	21	(227)
Due to models	(563)	681
Lease liabilities-operating	(149)	(240)
Contract liabilities	(270)	(535)
Accounts payable and accrued liabilities	(423)	14
Net cash used in operating activities	(1,112)	(477)

Cash flows from investing activities:
Purchases of property and equipment	(109)	(18)
Net cash used in investing activities	(109)	(18)

Cash flows from financing activities:
Payments on finance leases	(32)	(33)
Net cash used in financing activities	(32)	(33)

Foreign currency effect on cash flows:	198	(412)

Net change in cash and cash equivalents:	(1,055)	(940)
Cash and cash equivalents, beginning of period	11,998	10,251
Cash and cash equivalents, end of period	$10,943	$9,311

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$49	$5

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

Note 3.  Foreign Currency Translation

The functional currency of our subsidiary in the United Kingdom is the British Pound. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Results of operations are translated using the weighted average exchange rates during reporting periods. Related translation adjustments are accumulated in a separate component of shareholders’ equity and transaction gains and losses are recognized in the consolidated statements of operations and comprehensive income when realized.

Note 4.  Commitments and Contingencies

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of June 30, 2023 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 5.  Income Taxes

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

At June 30, 2022, due primarily to the effects of the COVID-19 pandemic on its business, the Company maintained a full $1.5 million valuation allowance against its deferred tax assets. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In connection with its assessment for the third quarter of 2022, management determined that there was sufficient evidence to conclude that it was more likely than not that all deferred tax assets were realizable. This evidence included three years of cumulative pretax income, excluding nonrecurring items, and expected reversal of existing taxable temporary differences. Consequently, the full valuation allowance against our deferred tax assets was released in 2022, and there is no valuation allowance at June 30, 2023. The Company will continue to assess the evidence used to determine the need for a valuation allowance and may reinstate the valuation allowance in future periods if warranted by changes in estimated future income and other factors.

As of June 30, 2023, the Company had no federal income tax loss carryforwards.

Note 6. Treasury Shares

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

From 2012 through June 30, 2023, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first six months of 2023, no shares were repurchased under the stock repurchase program.

Note 7.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $15 thousand for the six months ended both June 30, 2023 and 2022. The Company did not owe NCM any amounts under the services agreement as of June 30, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2023 and 2022. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) estimated to have exceeded $280 billion in recent years, North America is the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)
	Three Months Ended				Six Months Ended
	June 30	June 30	% Change		June 30	June 30	% Change
	2023	2022	2023 vs 2022		2023	2022	2023 vs 2022
Service revenues	4,486	4,691	(4.4%	)	8,962	9,232	(2.9%	)
License fees and other income	7	8	(12.5%	)	15	15	-
TOTAL REVENUES	4,493	4,699	(4.4%	)	8,977	9,247	(2.9%	)

Salaries and service costs	2,979	2,697	10.5%		5,859	5,349	9.5%
Office and general expenses	1,063	693	53.4%		2,143	1,402	52.9%
Amortization and depreciation	56	47	19.1%		107	106	0.9%
Corporate overhead	246	222	10.8%		490	476	2.9%
OPERATING INCOME	149	1,040	(85.7%	)	378	1,914	(80.3%	)
OPERATING MARGIN	0.8%	5.9%			1.1%	5.6%
Foreign exchange loss (gain)	61	(110)	(155.5%	)	79	(104)	(176.0%	)
Interest expense	-	2	(100.0%	)	1	5	(80.0%	)
INCOME BEFORE INCOME TAXES	88	1,148	(92.3%	)	298	2,013	(85.2%	)
Current income tax expense	56	(54)	(203.7%	)	-	(84)	(100.0%	)
Deferred tax expense	(158)	(173)	(8.7%	)	(153)	(269)	(43.1%	)
Effective tax rate	115.9%	19.8%			51.3%	17.5%
NET INCOME	(14)	921	(101.5%	)	145	1,660	(91.3%	)

Supplemental Non-GAAP Information

(in thousands)
	Three Months Ended				Six Months Ended
	June 30	June 30	% Change		June 30	June 30	% Change
	2023	2022	2023 vs 2022		2023	2022	2023 vs 2022
Gross Billings	17,541	17,604	(0.4%	)	35,128	34,249	2.6%
EBITDA	144	1,197	(88.0%	)	406	2,124	(80.9%	)
Adjusted EBITDA	230	1,142	(79.9%	)	534	2,130	(74.9%	)
Pre Corporate EBITDA	476	1,364	(65.1%	)	1,024	2,606	(60.7%	)

See pages 14 to 15 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The decreases of 4.4% and 2.9% for the three and six months ended June 30, 2023, when compared to the three and six months ended June 30, 2022, were primarily due to decreased commissions from core model bookings.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 12.5% for the three months ended June 30, 2023, when compared to three months ended June 30, 2022, primarily due to the timing of income from licensing agreements. License fees were unchanged for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 10.5% and 9.5% increases in salaries and service costs during the three and six months ended June 30, 2023, when compared to the three and six months ended June 30, 2022, were primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, legal expenses, advertising and promotion, insurance expenses, administration and technology cost.  The increase in office and general expenses of 53.4% and 52.9% for the three and six months ended June 30, 2023, when compared to the three and six months ended June 30, 2022, were primarily due to increased legal expense, rent expense, utilities, and other office related expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense increased by 19.1% and 0.9% for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily due to increased depreciation of capitalized furniture and leasehold assets at the Company’s new New York City office. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $36 thousand and $109 thousand during the three and six months ended June 30, 2023, compared to $3 thousand and $18 thousand for the three and six months ended June 30, 2022.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 10.8% and 2.9% for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to increased corporate travel expenses and the timing of audit costs incurred earlier than the prior year.

Operating Income and Loss and Operating Margin

Operating income was $0.1 million and $0.4 million for the three and six months ended June 30, 2023 compared to $1.0 million and $1.9 million in the three and six months ended June 30, 2022. As a result, operating margin decreased to 0.8% and 1.1% for the three and six months ended June 30, 2023, compared to 5.9% and 5.6% for the three and six months ended June 30, 2022. These decreases were primarily the result of the decrease in revenues and the increase in operating expenses.

Foreign Currency Exchange

The Company realized $61 thousand and $79 thousand loss from foreign currency exchange during the three and six months ended June 30, 2023, and $110 thousand and $104 thousand gain from foreign currency exchange during the three and six months ended June 30, 2022. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense is primarily attributable to interest on finance leases. Interest expense was $0 and $1 thousand for the three and six months ended June 30, 2023, compared to $2 thousand and $5 thousand for the three and six months ended June 30, 2022.

Income before Income Taxes

Income before income taxes decreased to $0.1 million and $0.3 million for the three and six months ended June 30, 2023, compared to income of $1.1 million and $2.0 million for the three and six months ended June 30, 2022. The lower pre-tax income in 2023 was primarily due to lower operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income (loss) as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. The Company had income tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2023 compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2022.

Net Income and Loss

The Company had a net loss of $14 thousand and net income of $0.1 million for the three and six months ended June 30, 2023, compared to net income of $0.9 and $1.7 million for the three and six months ended June 30, 2022. The decrease in net income was primarily due to the decrease in operating income.

Liquidity and Capital Resources

The Company’s cash balance decreased to $10.9 million at June 30, 2023 from $12.0 million at December 31, 2022. The cash balances decreased as a result of $1.1 million net cash used in operating activities, $0.1 million net cash used in investing activities, $32 thousand cash used in financing activities, partially offset by $0.2 million positive effect of exchange rate on cash flow during the six months ended June 30, 2023.

Net cash used by operating activities of $1.1 million was primarily the result of increases in accounts receivable, prepaid expenses, decreases in amounts due to models, accounts payable and accrued liabilities, and contract liabilities, partially offset by net income and increases in deferred income taxes. The $0.1 million cash used in investing activities was attributable to purchases of property and equipment, including furniture and fixtures, leasehold improvements, software and computer equipment. The $32 thousand cash used in financing activities was attributable to payments on finance leases.

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

Gross Billings represents the gross amount billed to customers on behalf of its models and talent for services performed. The Company calculates Gross Billings as total revenue plus model costs, which includes amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography. The Company calculates EBITDA as net income (loss) plus interest expense, income tax expense, and depreciation and amortization expense. The Company calculates “Adjusted EBITDA” as EBITDA plus foreign exchange gain/loss, share-based payment expense and certain significant non-recurring items that the Company may include from time to time. There were no such non-recurring items during the six months ended June 30, 2023 and 2022. The Company calculates “Pre-Corporate EBITDA” as Adjusted EBITDA plus corporate overhead expense, which includes director compensation, securities laws compliance costs, audit and professional fees, and other public company costs.

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

Gross Billings

The following is a tabular reconciliation of the non-GAAP financial measure Gross Billings to GAAP total revenues, which the Company believes to be the most comparable GAAP measure:

(in thousands)	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2023	2022	2023	2022
Total Revenues	4,493	4,699	8,977	9,247
Model Costs	13,048	12,905	26,151	25,002
Gross Billings	17,541	17,604	35,128	34,249

Model costs include amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography.

EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA

The following is a tabular reconciliation of the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2023	2022	2023	2022
Net (loss) income	(14)	921	145	1,660
Interest expense	-	2	1	5
Income tax expense	102	227	153	353
Amortization and depreciation	56	47	107	106
EBITDA	144	1,197	406	2,124
Foreign exchange loss (gain)	61	(110)	79	(104)
Share based payment expense	25	55	49	110
Adjusted EBITDA	230	1,142	534	2,130
Corporate overhead	246	222	490	476
Pre-Corporate EBITDA	476	1,364	1,024	2,606

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

Our revenues are derived primarily from fashion model bookings and representation of social media influencers and actors for commercials, film, and television. Our performance obligations are primarily satisfied at a point in time when the talent has completed the contractual requirements.

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

By Order dated May 8, 2020 (the “Class Certification Order”), the Court denied class certification in the Pressley case, denied class certification with respect to the breach of contract and alleged unpaid usage claims, granted class certification as to the New York Labor Law causes of action asserted by Vretman, Palomares and Trotter, and declined to rule on Wilhelmina’s motions for summary judgment, denying them without prejudice to be re-filed at a later date. Currently, the parties are engaging in merits discovery.

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of June 30, 2023 related to these matters.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended June 30, 2023.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.        Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1 3.2 3.3 3.4 4.1 31.1

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 11, 2023	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (principal financial officer)