Form 10-Q
period 2023-09-30
Wilhelmina International, Inc.
filed 2023-11-09
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2023

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,873	$11,998
Short term investments	295	-
Accounts receivable, net of allowance for doubtful accounts of $2,038 and $1,664, respectively	9,897	9,467
Prepaid expenses and other current assets	289	181
Total current assets	21,354	21,646

Property and equipment, net of accumulated depreciation of $498 and $1,216, respectively	332	307
Right of use assets-operating	3,625	3,565
Right of use assets-finance	93	138
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	300	322

TOTAL ASSETS	$41,718	$41,992

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,949	$4,306
Due to models	7,589	8,378
Contract liabilities	-	270
Lease liabilities – operating, current	695	385
Lease liabilities – finance, current	65	62
Total current liabilities	12,298	13,401

Long term liabilities:
Deferred income tax, net	1,278	985
Lease liabilities – operating, non-current	3,271	3,310
Lease liabilities – finance, non-current	36	85
Total long term liabilities	4,585	4,380

Total liabilities	16,883	17,781

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at September 30, 2023 and December 31, 2022	65	65
Treasury stock, 1,314,694 shares at September 30, 2023 and December 31, 2022, at cost	(6,371)	(6,371)
Additional paid-in capital	88,844	88,770
Accumulated deficit	(57,205)	(57,709)
Accumulated other comprehensive loss	(498)	(544)
Total shareholders’ equity	24,835	24,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,718	$41,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2023 and 2022

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Service revenues	$4,465	$4,434	$13,427	$13,666
License fees	7	8	22	23
Total revenues	4,472	4,442	13,449	13,689

Operating expenses:
Salaries and service costs	2,843	2,753	8,702	8,102
Office and general expenses	859	729	3,002	2,131
Amortization and depreciation	55	42	162	148
Corporate overhead	248	247	738	723
Total operating expenses	4,005	3,771	12,604	11,104
Operating income	467	671	845	2,585

Other (income) expense:
Foreign exchange (gain) loss	(18)	(107)	61	(211)
Interest expense	-	2	1	7
Total other (income) expense	(18)	(105)	62	(204)

Income before provision for income taxes	485	776	783	2,789

Benefit (provision) for income taxes:
Current	14	(221)	14	(305)
Deferred	(140)	1,332	(293)	1,063
Benefit (provision) for income taxes, net	(126)	1,111	(279)	758

Net income	$359	$1,887	$504	$3,547

Other comprehensive (loss) income:
Foreign currency translation adjustment	(152)	(352)	46	(864)
Total comprehensive income	$207	$1,535	$550	$2,683

Basic net income per common share	$0.07	$0.37	$0.10	$0.69
Diluted net income per common share	$0.07	$0.37	$0.10	$0.69

Weighted average common shares outstanding-basic	5,157	5,157	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157	5,157	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,580	$(61,238)	$(23)	$21,013
Share based payment expense	-	-	-	-	55	-	-	55
Net income	-	-	-	-	-	739	-	739
Foreign currency translation	-	-	-	-	-	-	(174)	(174)
Balances at March 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,635	$(60,499)	$(197)	$21,633
Share based payment expense	-	-	-	-	55	-	-	55
Net income	-	-	-	-	-	921	-	921
Foreign currency translation	-	-	-	-	-	-	(338)	(338)
Balances at June 30, 2022	6,472	$65	(1,315)	$(6,371)	$88,690	$(59,578)	$(535)	$22,271
Share based payment expense	-	-	-	-	55	-	-	55
Net income	-	-	-	-	-	1,887	-	1,887
Foreign currency translation	-	-	-	-	-	-	(352)	(352)
Balances at September 30, 2022	6,472	$65	(1,315)	$(6,371)	$88,745	$(57,691)	$(887)	$23,861

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,770	$(57,709)	$(544)	$24,211
Share based payment expense	-	-	-	-	24	-	-	24
Net income	-	-	-	-	-	159	-	159
Foreign currency translation	-	-	-	-	-	-	86	86
Balances at March 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,794	$(57,550)	$(458)	$24,480
Share based payment expense	-	-	-	-	25	-	-	25
Net loss	-	-	-	-	-	(14)	-	(14)
Foreign currency translation	-	-	-	-	-	-	112	112
Balances at June 30, 2023	6,472	$65	(1,315)	$(6,371)	$88,819	$(57,564)	$(346)	$24,603
Share based payment expense	-	-	-	-	25	-	-	25
Net income	-	-	-	-	-	359	-	359
Foreign currency translation	-	-	-	-	-	-	(152)	(152)
Balances at September 30, 2023	6,472	$65	(1,315)	$(6,371)	$88,844	$(57,205)	$(498)	$24,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income:	$504	$3,547
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	162	148
Share based payment expense	74	165
Loss (gain) on foreign exchange rates	61	(211)
Deferred income taxes	293	(1,063)
Bad debt expense	126	115
Changes in operating assets and liabilities:
Accounts receivable	(617)	(2,123)
Prepaid expenses and other current assets	(108)	(140)
Right of use assets-operating	519	359
Other assets	22	(228)
Due to models	(789)	1,086
Lease liabilities-operating	(308)	(337)
Contract liabilities	(270)	(535)
Accounts payable and accrued liabilities	(357)	455
Net cash (used in) provided by operating activities	(688)	1,238

Cash flows from investing activities:
Purchases of property and equipment	(141)	(96)
Purchase of short term investments	(295)	-
Net cash used in investing activities	(436)	(96)

Cash flows from financing activities:
Payments on finance leases	(47)	(45)
Net cash used in financing activities	(47)	(45)

Foreign currency effect on cash flows:	46	(819)

Net change in cash and cash equivalents:	(1,125)	278
Cash and cash equivalents, beginning of period	11,998	10,251
Cash and cash equivalents, end of period	$10,873	$10,529

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$65	$16

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

By Order dated May 8, 2020 (the “Class Certification Order”), the Court denied class certification in the Pressley case, denied class certification with respect to the breach of contract and alleged unpaid usage claims, granted class certification as to the New York Labor Law causes of action asserted by Vretman, Palomares, and Trotter, and declined to rule on Wilhelmina’s motions for summary judgment, denying them without prejudice to be re-filed at a later date. Currently the parties are engaging in merits discovery.

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of September 30, 2023 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 5.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported income before taxes as a result of certain amortization expense and stock based compensation not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, reversal of existing taxable temporary differences, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. There was no valuation allowance at September 30, 2023.  The Company will continue to assess the evidence used to determine the need for a valuation allowance if warranted by changes in estimated future income and other factors.

As of September 30, 2023, the Company had no federal income tax loss carryforwards.

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

From 2012 through September 30, 2023, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first nine months of 2023, no shares were repurchased under the stock repurchase program.

Note 7.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $22.5 thousand for the nine months ended both September 30, 2023 and 2022. The Company did not owe NCM any amounts under the services agreement as of September 30, 2023.

Note 8.  Fair Value Measurements

A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:

●	Level 1 – Quoted prices for identical instruments in active markets
●

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable

●	Level 3 – Instruments with model-derived valuations whose significant inputs are unobservable

Cash and cash equivalents include cash on hand, cash in banks, and short-term, highly liquid investments with maturities of three months or less. Short-term investments with maturities over three and up to twelve months are recorded in Short-term investments on the Condensed Consolidated Balance Sheets.

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

(in thousands)	September 30, 2023		December 31, 2022
	Level	Amount	Level	Amount
Cash and cash equivalents
Cash		$7,396		$11,998
Money market funds	1	3,003		-
United States Treasury securities	1	474		-
Total		$10,873		$11,998

Short-term investments
United States Treasury securities	1	$295		-
Total		$295		-

Total cash and cash equivalents and short term investments		$11,168		$11,998

As of December 31, 2022 and September 30, 2023, the fair value of cash equivalents and short-term investments approximated their cost.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2023 and 2022. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward looking statements relating to the Company and its subsidiaries are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties, and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events, and other factors described herein and in other filings made by the Company with the SEC.  Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

OVERVIEW

The primary business of Wilhelmina is fashion model management. These business operations are headquartered in New York City. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known, and largest fashion model management companies in the world. Since its founding, Wilhelmina has grown to include operations located in Los Angeles, Miami, and London, as well as a network of licensees. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media, and catalog companies.

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

Although Wilhelmina has a large and diverse client base, it is not immune to global economic conditions. The Company closely monitors economic conditions, client spending, and other industry factors and continually evaluates opportunities to increase its market share and further expand its geographic reach.  There can be no assurance as to the effects on Wilhelmina of current or future economic circumstances, client spending patterns, client creditworthiness, and other developments and whether, or to what extent, Wilhelmina’s efforts to respond to them will be effective.

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

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals, and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)	Three Months Ended				Nine Months Ended
	September 30	September 30	% Change		September 30	September 30	% Change
	2023	2022	2023 vs 2022		2023	2022	2023 vs 2022
Service revenues	$4,465	$4,434	0.7%		$13,427	$13,666	(1.7%	)
License fees and other income	7	8	(12.5%	)	22	23	(4.3%	)
TOTAL REVENUES	4,472	4,442	0.7%		13,449	13,689	(1.8%	)

Salaries and service costs	2,843	2,753	3.3%		8,702	8,102	7.4%
Office and general expenses	859	729	17.8%		3,002	2,131	40.9%
Amortization and depreciation	55	42	31.0%		162	148	9.5%
Corporate overhead	248	247	0.4%		738	723	2.1%
OPERATING INCOME	467	671	(30.4%	)	845	2,585	(67.3%	)
OPERATING MARGIN	10.4%	15.1%			6.3%	18.9%
Foreign exchange (gain) loss	(18)	(107)	(83.2%	)	61	(211)	(128.9%	)
Interest expense	-	2	(100.0%	)	1	7	(85.7%	)
INCOME BEFORE INCOME TAXES	485	776	(37.5%	)	783	2,789	(71.9%	)
Current income tax benefit (expense)	14	(221)	(106.3%	)	14	(305)	(104.6%	)
Deferred tax (expense) benefit	(140)	1,332	(110.5%	)	(293)	1,063	(127.6%	)
Effective tax rate	26.0%	(143.2% )			35.6%	(27.2% )
NET INCOME	359	1,887	(81.0%	)	504	3,547	(85.8%	)

Supplemental Non-GAAP Information

(in thousands)	Three Months Ended				Nine Months Ended
	September 30	September 30	% Change		September 30	September 30	% Change
	2023	2022	2023 vs 2022		2023	2022	2023 vs 2022
Gross Billings	$16,158	$16,264	(0.7%	)	$51,286	$50,513	1.5%
EBITDA	540	820	(34.1%	)	946	2,944	(67.9%	)
Adjusted EBITDA	547	768	(28.8%	)	1,081	2,898	(62.7%	)
Pre Corporate EBITDA	795	1,015	(21.7%	)	1,819	3,621	(49.8%	)

See pages 15 to 16 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increase of 0.7% for the three months ended September 30, 2023, when compared to the three ended September 30, 2022, was primarily due to increased commissions from model bookings.  The decrease of 1.7% for the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022, was primarily due to decreased commissions from model bookings during the first half of the year.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees decreased by 12.5% and 4.3% for the three and nine months ended September 30, 2023, when compared to three and nine months ended September 30, 2022, primarily due to the timing of income from licensing agreements.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 3.3% and 7.4% increases in salaries and service costs during the three and nine months ended September 30, 2023, when compared to the three and nine months ended September 30, 2022, were primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, legal expenses, advertising and promotion, insurance expenses, administration and technology cost.  The increase in office and general expenses of 17.8% and 40.9% for the three and nine months ended September 30, 2023, when compared to the three and nine months ended September 30, 2022, were primarily due to increased legal expense, rent expense, utilities, computer expenses, and other office related expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense increased by 31.0% and 9.5% for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 primarily due to increased depreciation of capitalized furniture and leasehold assets at the Company’s New York City office. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $32 thousand and $141 thousand during the three and nine months ended September 30, 2023, compared to $78 thousand and $96 thousand for the three and nine months ended September 30, 2022.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 0.4% and 2.1% for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to increased corporate travel expenses and the timing of audit costs incurred earlier than the prior year.

Operating Income and Loss and Operating Margin

Operating income was $0.5 million and $0.8 million for the three and nine months ended September 30, 2023 compared to $0.7 million and $2.6 million in the three and nine months ended September 30, 2022. As a result, operating margin decreased to 10.4% and 6.3% for the three and nine months ended September 30, 2023, compared to 15.1% and 18.9% for the three and nine months ended September 30, 2022. These decreases were primarily the result of the increase in operating expenses.

Foreign Currency Exchange

The Company realized $18 thousand gain and $61 thousand loss from foreign currency exchange during the three and nine months ended September 30, 2023, and $107 thousand and $211 thousand gain from foreign currency exchange during the three and nine months ended September 30, 2022. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense is primarily attributable to interest on finance leases. Interest expense was $0 and $1 thousand for the three and nine months ended September 30, 2023, compared to $2 thousand and $7 thousand for the three and nine months ended September 30, 2022.

Income before Income Taxes

Income before income taxes decreased to $0.5 million and $0.8 million for the three and nine months ended September 30, 2023, compared to income of $0.8 million and $2.8 million for the three and nine months ended September 30, 2022. The lower pre-tax income in 2023 was primarily due to lower operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of foreign taxes and income being attributable to certain states in which it operates. The Company operates in three states with have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible for U.S. federal taxes purposes. The Company had income tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2023 compared to an income tax benefit of $1.1 million and $0.8 million for the three and nine months ended September 30, 2022. The income tax benefit in 2022 was primarily the result of the full release of a previous $1.5 million valuation allowance against deferred tax assets.

Net Income and Loss

The Company had a net income of $0.4 million and $0.5 million for the three and nine months ended September 30, 2023, compared to net income of $1.9 and $3.5 million for the three and nine months ended September 30, 2022. The decrease in net income was primarily due to the decrease in operating income and the release of the previous valuation allowance against deferred tax assets in 2022.

Gross Billings

Gross Billings is a non-GAAP financial measure that represents the gross amount billed to customers on behalf of its clients (models and talent) for services performed. Gross billings decreased 0.7% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to decreased core model bookings partially offset by increased bookings at the Aperture division. Gross billings increased 1.5% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to increased core model and Aperture division bookings. See below and page 16 for more information regarding non-GAAP financial measures.

Liquidity and Capital Resources

The Company’s cash balance decreased to $10.9 million at September 30, 2023 from $12.0 million at December 31, 2022. The cash balances decreased as a result of $0.7 million net cash used in operating activities, $0.4 million net cash used in investing activities, $47 thousand net cash used in financing activities, partially offset by $46 thousand positive effect of exchange rate on cash flow during the nine months ended September 30, 2023.

Net cash used by operating activities of $0.7 million was primarily the result of increases in accounts receivable, prepaid expenses, decreases in amounts due to models, accounts payable and accrued liabilities, and contract liabilities, partially offset by net income and increases in deferred income taxes. The $0.4 million cash used in investing activities was attributable to purchases of short term investments and property and equipment, including furniture and fixtures, leasehold improvements, software and computer equipment. The $47 thousand cash used in financing activities was attributable to payments on finance leases.

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

Important Information Regarding Non-GAAP Financial Measures

The Company reports its financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. The Company considers Gross Billings, EBITDA, Adjusted EBITDA and Pre-Corporate EBITDA to be important measures of performance because they are key operating metrics of the Company's business. These metrics are used by management in its planning and budgeting processes, to monitor and evaluate its financial and operating results, and to provide stockholders and potential investors with a means to evaluate the Company's financial and operating results against other companies within the Company's industry.

Gross Billings represents the gross amount billed to customers on behalf of its models and talent for services performed. The Company calculates Gross Billings as total revenue plus model costs, which includes amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography. The Company calculates EBITDA as net income (loss) plus interest expense, income tax expense, and depreciation and amortization expense. The Company calculates “Adjusted EBITDA” as EBITDA plus foreign exchange gain/loss, share-based payment expense and certain significant non-recurring items that the Company may include from time to time. There were no such non-recurring items during the nine months ended September 30, 2023 and 2022. The Company calculates “Pre-Corporate EBITDA” as Adjusted EBITDA plus corporate overhead expense, which includes director compensation, securities laws compliance costs, audit and professional fees, and other public company costs.

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

Gross Billings

The following is a tabular reconciliation of the non-GAAP financial measure Gross Billings to GAAP total revenues, which the Company believes to be the most comparable GAAP measure:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2023	2022	2023	2022
Total Revenues	$4,472	$4,442	$13,449	$13,689
Model Costs	11,686	11,822	37,837	36,824
Gross Billings	16,158	16,264	51,286	50,513

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

EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA

The following is a tabular reconciliation of the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2023	2022	2023	2022
Net (loss) income	$359	$1,887	$504	$3,547
Interest	-	2	1	7
Income tax expense (benefit)	126	(1,111)	279	(758)
Amortization and depreciation	55	42	162	148
EBITDA	540	820	946	2,944
Foreign exchange (gain) loss	(18)	(107)	61	(211)
Share based payment expense	25	55	74	165
Adjusted EBITDA	547	768	1,081	2,898
Corporate overhead	248	247	738	723
Pre-Corporate EBITDA	795	1,015	1,819	3,621

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

Share Based Compensation

Share-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized on a straight line basis as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures, and expected dividends.

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

Cash and Cash Equivalents and Short Term Investments

Cash and cash equivalents include cash on hand, cash in banks, and short-term, highly liquid investments with maturities of three months or less. Short-term investments with maturities over three and up to twelve months are recorded in Short-term investments on the Condensed Consolidated Balance Sheets.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

By Order dated May 8, 2020 (the “Class Certification Order”), the Court denied class certification in the Pressley case, denied class certification with respect to the breach of contract and alleged unpaid usage claims, granted class certification as to the New York Labor Law causes of action asserted by Vretman, Palomares, and Trotter, and declined to rule on Wilhelmina’s motions for summary judgment, denying them without prejudice to be re-filed at a later date. Currently, the parties are engaging in merits discovery.

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of September 30, 2023 related to these matters.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended September 30, 2023.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 9, 2023	By:	/s/ James A. McCarthy
	Name:	James A. McCarthy
	Title:	Chief Financial Officer (principal financial officer)