Form 10-K
period 2023-12-31
Wilhelmina International, Inc.
filed 2024-03-26
CIK 1013706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ________ to ________

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.8 million.

As of March 26, 2024, the registrant had 5,157,344 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2023

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

PART I

ITEM 1.         BUSINESS

DESCRIPTION OF THE WILHELMINA BUSINESS

Overview

The primary business of Wilhelmina is fashion model management. The Company’s predecessor was founded in 1967 by Wilhelmina Cooper, a renowned fashion model, and became one of the oldest, best known, and largest fashion model management companies in the world. Headquartered in New York City, Wilhelmina has grown to include operations located in Los Angeles, Miami, and London, as well as a network of licensees. Wilhelmina provides traditional, full-service fashion model and talent management services, specializing in the representation and management of models, entertainers, athletes and other talent, to various clients, including retailers, designers, advertising agencies, print and electronic media, and catalog companies. The Company maintains a website at https://www.wilhelmina.com.

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

Clients and Customers

As of December 31, 2023, Wilhelmina represented a roster of approximately 1,600 active models and talent. Wilhelmina’s active models include Ana Maria Figueroa, Yumi Nu, Francisco Lachowski, Daniel Shin, Ana Cristina, Olga Sherer, Serena Marques, Valentine Charrasse, Douglas Dillon, Fernando Cabral, Hella Tall, Asya Rosh, Francisco Henriques, Aubrey Hill, Daniel Puig, Joshuah Melnick, Noah Brown, Sofia Resing, Lamich Kirabo, Penny Lane, Africa Perez, Carmen Fozzard, Bojana Krsmanović, Mitchell Slaggert, Anne de Paula, Jan Baiboon, Ottawa Efoe, Rainer Andreesen, Erik Van Gils, Kate King, Malik Lindo, Malcolm Jackson, Haejin Lee, Moon Young, Isabela Grutman, Sabey Dantsira, Lauren Auerbach, Davidson Obennebo, Sasha Melnychuk, Armando Cabral, Jennae Quisenberry, Vanessa Cruz, Pure, Akito Mizutani, Nayara Oliveira, Fernando Lindez, Dachuan Jin, Claudio Monteiro, and Nathan Owens.

Wilhelmina serves approximately 2,800 external clients. Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 3% of overall gross revenues. The top 100 clients of Wilhelmina together accounted for approximately 43.1% of overall revenues during 2023.

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

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) estimated to have exceeded $260 billion in recent years, North America is the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

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

Strategy

Management’s strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness among advertisers and potential talent;
•	expand the women’s high end fashion board;
•	expand the Aperture division’s representation in commercials, film, and television;
•	expand social media influencer and celebrity representation;
•	expand the Wilhelmina network through strategic geographic market development; and
•	promote model search contests and events and partner on media projects (television, film, books, etc.).

The Company makes use of digital technology to effectively connect with clients and talent, utilizing video conferencing and other digital tools to best position our team to identify opportunities to grow the careers of the talent we represent and expand our business. The Company has made significant investments in technology, infrastructure, and personnel, to support our clients and talent.

EMPLOYEES

As of December 31, 2023, the Company had 87 full time employees, 47 of whom were located in New York City, 11 of whom were located at Wilhelmina’s Miami office, 17 of whom were located at Wilhelmina’s Los Angeles office, 10 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.         CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our cybersecurity risk management program is designed to identify, assess, and manage the cybersecurity risks that are relevant to our business and is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•	managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•	carrying cyber risk insurance that provides protection (as specified in the applicable policies) against certain potential costs and losses arising from a cybersecurity incident;
•	regular communications to all employees from management informing of the types of threats to be aware of and procedure to follow when a risk has been identified;
•	requiring employees, as well as contractors who have access to our systems or the data of our employees or customers, to treat information as confidential.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We have not currently engaged any third party service providers to support, manage, or supplement our cybersecurity processes.

GOVERNANCE

Cybersecurity is an important part of our risk management processes and an area of increasing focus for the Company’s Board of Directors and management.

The Audit Committee of the Company’s Board of Directors is responsible for the oversight of risks from cybersecurity threats. The Audit Committee periodically receives updates from management and our third party IT support specialists of our cybersecurity threat risk management and mitigation strategies covering topics such as data security posture and potentially material cybersecurity threat risks or incidents, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives information describing current and emerging material cybersecurity threat risks, and describing the company’s plans to mitigate those risks, and discusses such matters with our third party IT support specialists and other members of senior management. Potentially material cybersecurity threat risks are also considered during separate Board discussions of important matters like enterprise risk management.

While the Audit Committee reviews and oversees the Company’s information security efforts, senior leadership is responsible for the day-to-day management of cybersecurity risk and the design and implementation of policies, processes and procedures to identify and mitigate this risk. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for California-based operations – Los Angeles, CA	3,887	January 31, 2027
Office for Florida-based operations – Miami, FL	1,113	May 31, 2028
Office for London-based operations – London, UK	995	July 19, 2025
Office for New York-based operations – New York, NY	7,847	May 31, 2030
One model apartment – London, UK	1,400	July 28, 2024
Three model apartments – New York, NY	4,000	January-December 2024
One model apartment – Miami, FL	810	May 31, 2028

ITEM 3.         LEGAL PROCEEDINGS

The disclosures required for this Item 3 Legal Proceedings are provided in Note 5 to the Company’s Notes to Consolidated Financial Statements, below.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s $0.01 par value common stock has traded on the Nasdaq Capital Market under the symbol “WHLM” since September 2014. Previously, the common stock was quoted in the over-the-counter market on the OTC Bulletin Board. As of March 26, 2024 there were 5,157,344 shares of the Company’s common stock outstanding held by 437 holders of record.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,000	$5.93	320,000
Equity compensation plans not approved by security holders	-	-	-
Total	180,000	$5.93	320,000

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Issuer Repurchases

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. From 2012 through December 31, 2023, the Company repurchased an aggregate of 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the year and quarter ended December 31, 2023, no shares were repurchased. The repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

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

ITEM 6.         RESERVED

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2023 and 2022. This section should be read in conjunction with the Company’s consolidated financial statements and the notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022

In addition to net income, the key financial indicators that the Company reviews to monitor its business are revenues, operating expenses, and cash flows.

The Company analyzes revenue by reviewing the mix of revenues generated by the different “boards,” each a specific division of the fashion model management operations which specializes by the type of model it represents, by geographic locations and from significant clients.  Within its fashion model management business, Wilhelmina’s primary source of service revenue is from model fees and service charges paid by the client for bookings directly negotiated by the Company. The Company also receives commissions paid on bookings by third-party agencies. See “Critical Accounting Policies and Estimates - Revenue Recognition.”

Wilhelmina provides professional services. Therefore, salary and service costs represent the largest part of the Company’s operating expenses. Salary and service costs are comprised of payroll and related costs and travel, meals, and entertainment (“T&E”) to deliver the Company’s services and to enable new business development activities.

Analysis of Consolidated Statements of Income

For the Years Ended December 31, 2023 and 2022
(in thousands)	2023	2022
Service revenues	17,182	17,750
License fees and other income	30	30
TOTAL REVENUES	17,212	17,780

Salaries and service costs	11,481	10,907
Office and general expenses	3,830	3,168
Amortization and depreciation	208	193
Corporate overhead	965	1,093
OPERATING INCOME	728	2,419
OPERATING MARGIN	4.2%	13.6%
Foreign exchange (gain) loss	106	(164)
Interest income	(76)	-
Interest expense	7	8
INCOME BEFORE INCOME TAXES	691	2,575
Current income tax expense	(28)	(109)
Deferred tax benefit (expense)	(230)	1,063
Effective tax rate	37.3%	(37.0% )
NET INCOME	433	3,529

Supplemental Non-GAAP Information

(in thousands)	2023	2022
Gross billings	65,936	66,686
EBITDA	830	2,776
Adjusted EBITDA	1,020	2,802
Pre-Corporate EBITDA	1,985	3,895

See page 14 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information. Certain prior period Gross billings amounts have been reclassified to conform to the current period presentation.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The revenue decrease of 3.2% for the year ended December 31, 2023, when compared to the year ended December 31, 2022, was primarily due to decreased commissions from model bookings.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees were unchanged for the year ended December 31, 2023, when compared to the year ended December 31, 2022.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and travel and entertainment expenses required to deliver the Company’s services to its clients and talents. The 5.3% increase in salaries and service costs for the year ended December 31, 2023, when compared to the year ended December 31, 2022, was primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  During the year ended December 31, 2023, office and general expenses increased 20.9% when compared to the year ended December 31, 2022, primarily due to increased legal expense, rent expense, utilities, computer expenses, and other office related expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture and finance leases. Amortization and depreciation expense increased by 7.8% for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increased depreciation of capitalized furniture and leasehold assets at the Company’s New York City office. Fixed asset purchases (mostly related to furniture, leasehold improvements, and computer equipment) totaled approximately $165 thousand in 2023 and $268 thousand in 2022.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 11.7% for the year ended December 31, 2023, when compared to the year ended December 31, 2022, primarily due to costs related to the filing of two SEC restatement filings in 2022 that did not recur in 2023.

Operating Income and Operating Margin

Operating income was $0.7 million and operating margin was 4.2% for the year ended December 31, 2023, compared to operating income of $2.4 million and operating margin of 13.6% for the year ended December 31, 2022. These declines were primarily the result of the increase in operating expenses and reduction in revenues.

Foreign Currency Exchange

The Company realized a loss of $106 thousand from foreign currency exchange during the year ended December 31, 2023, compared to a gain of $164 thousand from foreign currency exchange during the year ended December 31, 2022. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Income

Interest income for the year ended December 31, 2023 was primarily attributable interest earned on United States treasury securities. Interest income is recognized on an accrual basis.

Interest Expense

Interest expense for the years ended December 31, 2023 and December 31, 2022 was primarily attributable to accrued interest on finance leases. See, “Liquidity and Capital Resources.”

Income before Income Taxes

Income before income taxes decreased to $0.7 million for the year ended December 31, 2023, compared to a gain of $2.6 million for the year ended December 31, 2022. The lower pre-tax income in 2023 was primarily due to lower operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of foreign taxes and income being attributable to certain states in which it operates. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible for U.S. federal tax purposes. The Company had income tax expense of $0.3 million in 2023 compared to $1.0 million of income tax benefit in 2022.

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

Net Income

The Company had net income of $0.4 million for the year ended December 31, 2023, compared to net income of $3.5 million for the year ended December 31, 2022. The decrease in net income was primarily due to the decrease in operating income and the release of the previous valuation allowance against deferred tax assets in 2022.

Gross Billings

Gross billings is a non-GAAP financial measure that represents the gross amount billed to customers on behalf of its clients (models and talent) for services performed. Gross billings decreased 1.1% for the year ended December 31, 2023, when compared to the year ended December 31, 2022, primarily due to decreased Aperture division bookings. See page 14 for more information regarding non-GAAP financial measures.

Liquidity and Capital Resources

The Company’s cash balance decreased to $6.1 million at December 31, 2023 from $12.0 million at December 31, 2022. The cash balance decreased primarily as a result of $0.7 million net cash provided by operating activities, $6.7 million cash used in investing activities, $0.1 million cash used in financing activities, and the $0.2 million effect of exchange rate on cash flow.

Net cash provided by operating activities of $0.7 million was primarily the result of decreases in accounts receivable and right of use assets and an increase in deferred income taxes, partially offset by decreases in amounts due to models, lease liabilities and accounts payable and accrued liabilities. The $6.7 million cash used in investing activities was attributable to purchases of short term investments and property and equipment, including furniture and fixtures, leasehold improvements, software and computer equipment, partially offset by maturities of short term investments. The $63 thousand cash used in financing activities was attributable to payments on finance leases.

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

Gross Billings represents the gross amount billed to customers on behalf of its models and talent for services performed. The Company calculates Gross Billings as total revenue plus model costs, which includes amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography. The Company calculates EBITDA as net income plus interest income, interest expense, income tax expense, and depreciation and amortization expense. The Company calculates “Adjusted EBITDA” as EBITDA plus foreign exchange gain/loss, share-based payment expense and certain significant non-recurring items that the Company may include from time to time. The Company calculates “Pre-Corporate EBITDA” as Adjusted EBITDA plus corporate overhead expense, which includes director compensation, securities laws compliance costs, audit and professional fees, and other public company costs.

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

(in thousands)	2023	2022
Total revenues	$17,212	$17,780
Model costs	48,724	48,906
Gross Billings	$65,936	$66,686

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

(in thousands)	2023	2022

Net income	$433	$3,529
Interest income	(76)	-
Interest expense	7	8
Income tax expense (benefit)	258	(954)
Amortization and depreciation	208	193
EBITDA	$830	$2,776
Foreign exchange loss (gain)	106	(164)
Share based payment expense	84	190
Adjusted EBITDA	$1,020	$2,802
Corporate overhead	965	1,093
Pre-Corporate EBITDA	$1,985	$3,895

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

Cash, Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and short-term, highly liquid investments with maturities of three months or less.

Short Term Investments

Short-term investments with maturities over three and up to twelve months are recorded in Short-term investments.

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

Goodwill and Intangible Asset Impairment Testing

The Company performs impairment testing at least annually and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The Company sometimes utilizes an independent valuation specialist to assist with the determination of fair value. In accordance with ASU 2017-03, only a one-step quantitative impairment test is performed, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon are included in this report at the pages indicated.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

2.	Financial Statement Schedules:

The information required by this item is not applicable.

3.	Exhibits:

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).

3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).

4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).

*10.1	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).

*10.2	Form of Stock Option Grant Agreement (incorporated by reference from Exhibit 10.21 to Form 10-K filed March 23, 2017).

*10.3	Letter agreement dated April 4, 2016 between Wilhelmina International, Inc. and James McCarthy (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 25, 2016).

14.1	Registrant’s Code of Ethics (filed herewith).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Form 10-K filed on March 16, 2022).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

97.1	Policy Related to Recovery of Erroneously Awarded Compensation (filed herewith)

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 26, 2024	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Executive Chairman (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 2024.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wilhelmina International, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Trademarks and Trade Name Impairment Assessment

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company's trademarks and trade name are tested for impairment at least annually. The Company elected not to perform the qualitative assessment (Step 0) in connection with testing its trademarks and trade name for impairment.  Instead, a quantitative assessment (Step 1) was performed using the royalty-relief method, which is based upon projected revenues and estimated royalty and discount rates.   The determination of the fair value of the trademarks and trade name requires management to make significant estimates and assumptions related to forecasts of future revenues and royalty and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the trademarks and trade name and the amount of any impairment expense recognized.

We identified the Step 1 trademarks and trade name impairment assessment as a critical audit matter, as auditing management’s judgments regarding forecasts for future revenue and royalty and discount rates involve a high degree of subjectivity and an increased extent of audit effort, including the need to involve our external fair value specialists.

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

●

We performed, with the assistance of an auditor employed valuation specialist, substantive procedures on management’s estimates and assumptions used in determining the fair value of the trademarks and trade names including:

o

We evaluated the reasonableness of management’s forecasts of future revenues by comparing these forecasts to historical operating results and industry data, and considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

o	We tested the mathematical accuracy of the model, as well as the completeness and accuracy of the information used in it.
o	We evaluated the appropriateness of the methodology used, as well as the capitalization, royalty and discount rate assumptions.
o	We evaluated the reasonableness of management’s royalty rate, net of support costs rate, by developing an independent range using guideline royalty rate data.
o

We performed a retrospective review of the Company’s prior year forecasted revenue using the current year’s actual operating results and considered management’s ability to reasonably forecast and project revenue without bias.

o	We performed a sensitivity analysis of the royalty and discount rates to evaluate the changes in the fair value of the trademarks and trade name that would result from such changes in the assumptions.

We have served as the Company's auditor since 2023.

/s/ Bodwell Vasek Wells DeSimone LLP

Dallas, Texas

March 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

of Wilhelmina International, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wilhelmina International, Inc. and Subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We have served as the Company's auditor from 2012 to 2022.

/s/ Baker Tilly US, LLP
New York, New York

March 22, 2023

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

(In thousands, except share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,117	$11,998
Short term investments	6,596	-
Accounts receivable, net of allowance for doubtful accounts of $1,901 and $1,664, respectively	8,505	9,467
Prepaid expenses and other current assets	203	181
Total current assets	21,421	21,646

Property and equipment, net of accumulated depreciation of $534 and $1,216, respectively	320	307
Right of use assets-operating	3,457	3,565
Right of use assets-finance	152	138
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	301	322

TOTAL ASSETS	$41,665	$41,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,941	$4,306
Due to models	7,645	8,378
Contract liabilities	-	270
Lease liabilities – operating, current	712	385
Lease liabilities – finance, current	32	62
Total current liabilities	12,330	13,401

Long term liabilities:
Deferred income tax, net	1,215	985
Lease liabilities – operating, non-current	3,102	3,310
Lease liabilities – finance, non-current	122	85
Total long-term liabilities	4,439	4,380

Total liabilities	16,769	17,781

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at December 31, 2023 and December 31, 2022	65	65
Treasury stock, 1,314,694 shares at December 31, 2023 and December 31, 2022, at cost	(6,371)	(6,371)
Additional paid-in capital	88,854	88,770
Accumulated deficit	(57,276)	(57,709)
Accumulated other comprehensive loss	(376)	(544)
Total shareholders’ equity	24,896	24,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,665	$41,992

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2023 and 2022

(In thousands, except per share data)

	2023	2022
Revenues:
Service revenues	$17,182	$17,750
License fees and other income	30	30
Total revenues	17,212	17,780

Operating expenses:
Salaries and service costs	11,481	10,907
Office and general expenses	3,830	3,168
Amortization and depreciation	208	193
Corporate overhead	965	1,093
Total operating expenses	16,484	15,361
Operating income	728	2,419

Other expense (income):
Foreign exchange loss (gain)	106	(164)
Interest income	(76)	-
Interest expense	7	8
Total other expense (income)	37	(156)

Income before provision for income taxes	691	2,575

(Provision) benefit for income taxes:
Current	(28)	(109)
Deferred	(230)	1,063
(Provision) benefit for income taxes, net	(258)	954

Net income	$433	$3,529

Other comprehensive income (loss):
Foreign currency translation adjustment	168	(521)
Total comprehensive income	$601	$3,008

Basic net income per common share	$0.08	$0.68
Diluted net income per common share	$0.08	$0.68

Weighted average common shares outstanding-basic	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	6,472	$65	(1,315)	$(6,371)	$88,580	$(61,238)	$(23)	$21,013
Share-based payment expense	-	-	-	-	190	-	-	190
Net income to common shareholders	-	-	-	-	-	3,529	-	3,529
Foreign currency translation	-	-	-	-	-	-	(521)	(521)
Balances at December 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,770	$(57,709)	$(544)	$24,211
Share-based payment expense	-	-	-	-	84	-	-	84
Net income to common shareholders	-	-	-	-	-	433	-	433
Foreign currency translation	-	-	-	-	-	-	168	168
Balances at December 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,854	$(57,276)	$(376)	$24,896

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

(In thousands)

	Year Ended
	2023	2022
Cash flows from operating activities:
Net income	$433	$3,529
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	208	193
Share based payment expense	84	190
Loss (gain) on foreign exchange rates	106	(164)
Deferred income taxes	230	(1,063)
Bad debt expense	139	174
Changes in operating assets and liabilities:
Accounts receivable	647	(747)
Prepaid expenses and other current assets	(22)	(98)
Right of use assets-operating	687	500
Other assets	21	(227)
Due to models	(733)	398
Lease liabilities-operating	(460)	(470)
Contract liabilities	(270)	(211)
Accounts payable and accrued liabilities	(365)	515
Net cash provided by operating activities	705	2,519

Cash flows from investing activities:
Purchases of property and equipment	(165)	(268)
Purchases of short term investments	(7,006)	-
Maturities of short term investments	480	-
Net cash used in investing activities	(6,691)	(268)

Cash flows from financing activities:
Payments on finance leases	(63)	(62)
Net cash used in financing activities	(63)	(62)

Foreign currency effect on cash flows:	168	(442)

Net change in cash and cash equivalents:	(5,881)	1,747
Cash and cash equivalents, beginning of year	11,998	10,251
Cash and cash equivalents, end of year	$6,117	$11,998

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$156	$268

The accompanying notes are an integral part of these consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

Service revenues from international sales accounted for 6.7% and 7.8% of the Company’s consolidated services revenues for the years ended December 31, 2023 and 2022, respectively.

License Fees

License fees, in connection with the licensing of the “Wilhelmina” name, are collected on a quarterly basis under the terms of Wilhelmina’s agreements with licensees. The Company recognizes revenue relating to license fees where payment is deemed to be probable, over the license period.

Contract Assets

Contract assets, which primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date are included within accounts receivable. The Company had no contract assets at December 31, 2023 and approximated $1.9 million at December 31, 2022.

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

Cash, Cash Equivalents

As of December 31, 2023, the Company held cash in banks of $6.1 million. Cash and cash equivalents include cash on hand, cash in banks, and short-term, highly liquid investments with maturities of three months or less.

Short Term Investments

Short-term investments with maturities over three and up to twelve months are recorded in short-term investments. The Company’s short term investments at December 31, 2023 were held in United States Treasury securities and were classified within Level 1 of the fair value hierarchy. Interest income on short-term investments is recognized on an accrual basis.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are accounted for at net realizable value, do not bear interest and are short-term in nature. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on accounts receivable. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the allowance. At December 31, 2023, the Company had an allowance of $1.9 million, and recorded a $0.1 million bad debt charge to earnings. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.  The Company generally does not require collateral.

Although service revenues are reported on a basis net of model costs, accounts receivable are recorded at the amount of gross amounts billed to customers inclusive of model costs. As a result, both accounts receivable and amounts due to models appear large relative to total revenue.

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, and London. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At December 31, 2023, the Company had cash balances in excess of FDIC insurance coverage of approximately $3.7 million. Balances in London accounts are covered by Financial Services Compensation Scheme (“FSCS”) limits of £75 thousand or approximately $0.1 million per institution. At December 31, 2023, the Company had cash balances in excess of FSCS coverage of approximately $1.4 million. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization, based upon the shorter of the estimated useful lives (ranging from two to seven years) of the assets or terms of the leases, are computed by use of the straight-line method. Leasehold improvements are amortized based upon the shorter of the terms of the leases or asset lives. When property and equipment are retired or sold, the cost and accumulated depreciation and amortization are eliminated from the related accounts and gains or losses, if any, are reflected in the consolidated statement of income and comprehensive income.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that impairment has occurred, the amount of the impairment is charged to operations. No such events or changes in circumstances were noted for the years ended December 31, 2023 and 2022.

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

There were no changes to the $7.5 million carrying amount of goodwill during 2022 or 2023. There were no changes to the carrying amount of $8.5 million trademarks and trade names intangible assets during 2022 or 2023.

No asset impairment charges were incurred relating to the Company’s goodwill or intangible assets during 2022 and 2023.

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

At least annually, the Company assesses whether the carrying value of its goodwill and intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Declines in the Company’s stock price could result in future goodwill impairment charges. The Company sometimes utilizes an independent valuation specialist to assist with the determination of fair value. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No such events or changes in circumstances were noted for the year ended December 31, 2023.

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense, included in office and general expense in the consolidated statements of income and comprehensive income, was $21 thousand and $22 thousand in the years ended December 31, 2023 and 2022, respectively.

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

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved. Federal tax returns for tax years 2020 through 2022 remained open for examination as of December 31, 2023.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. This ASU requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of segment expenses.  The standard is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the update should be applied retrospectively to each period presented in the financial statements. The Company is currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which expands income tax disclosure requirements to include disaggregated information about a reporting entity’s effective tax rate reconciliation as well as a information on income taxes paid.  The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the updated should be applied on a prospective basis, with a retrospective application permitted in the financial statements. The Company is currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.

Note 3.  Property and Equipment

Property and equipment at December 31, 2023 and 2022 was comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Furniture and fixtures	$325	$422
Computer and equipment	433	1,033
Leasehold improvements	96	68
Total	854	1,523
Less: Accumulated depreciation	(534)	(1,216)
Property and equipment, net	$320	$307

During 2023, $0.8 million of fully depreciated assets were disposed compared to $3.0 million during 2022. For the years ended December 31, 2023 and 2022, depreciation expense totaled $0.2 million and $0.1 million, respectively. Depreciation expense increased primarily due to new assets in service in 2023.

Note 4.  Leases

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

During 2023, $0.1 million of lease payments were classified as amortization expense, and included within cash used in financing activities on the Company’s statement of cash flows. At December 31, 2023, the weighted-average remaining lease term was 5.1 years for operating leases and 4.4 years for finance type leases. At December 31, 2023, the weighted average discount rate was 6.2% for operating leases and 7.8% for finance type leases.

The following table presents additional information regarding the Company’s financing and operating leases for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Finance lease expense
Amortization of ROU assets	$56	$64
Interest on lease liabilities	7	8
Operating lease expense	916	608
Short term lease expense	221	353

Cash paid for amounts included in the measurement of lease liabilities for finance leases
Financing cash flows	63	68

Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	681	523

ROU assets obtained in exchange for lease liabilities
Finance leases	123	-
Operating leases	579	2,341

As of December 31, 2023, future maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
2024	$926	$43
2025	959	43
2026	907	42
2027	574	30
2028	488	25
Thereafter	634	-
Total	4,488	183
Less: Present value discount	(674)	(29)
Lease liability	$3,814	$154

The following table summarizes future minimum payments under the current lease agreements:

Years Ending December 31	Amount (in thousands)
2024	$1,120
2025	1,002
2026	949
2027	605
2028	513
Thereafter	634
Total	$4,823

Rent expense totaled approximately $1.1 million and $1.0 million for the years ended December 31, 2023 and 2022.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of December 31, 2023 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 6.  Income Taxes

The following table summarizes the income tax (expense) benefit for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Current:
Federal	$40	$(62)
State	(61)	(47)
Foreign	(7)	-
Current Total	(28)	(109)
Deferred:
Federal	(258)	1,057
State	(20)	6
Foreign	48	-
Deferred Total	(230)	1,063
Total	$(258)	$954

The income tax (expense) benefit differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax.  The following table shows the reasons for these differences (in thousands):

	2023	2022
Computed income tax expense at statutory rate	$(187)	$(540)
Decrease (increase) in taxes resulting from:
Permanent and other deductions, net	55	(12)
Global intangible low-taxed income	-	(80)
Foreign income taxes	(61)	196
State income taxes, net of federal benefit	(46)	(104)
Deferred tax effects	(19)	-
Valuation allowance	-	1,494
Total income tax (expense) benefit	$(258)	$954
Effective tax rate	37.3%	(34.9% )

The Company’s effective tax rate was 37.3% and -34.9% for the years ended December 31, 2023 and 2022. The income tax benefit in 2022 and low effective tax rate was primarily the result of the full release of a previous $1.5 million valuation allowance against deferred tax assets.

Generally, the Company’s combined effective tax rate is high relative to reported income before taxes as a result of certain amortization expense and stock based compensation not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, reversal of existing taxable temporary differences, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. There was no valuation allowance at December 31, 2023.  The Company will continue to assess the evidence used to determine the need for a valuation allowance if warranted by changes in estimated future income and other factors.

As of December 31, 2023, the Company had no federal income tax loss carryforwards.

The following table shows the tax effect of significant temporary differences, which comprise the deferred tax asset and liability (in thousands):

	2023	2022
Deferred tax asset:
Net operating loss carryforward	$84	$63
Foreign tax credits	184	474
Accrued expenses	660	573
Allowance for doubtful accounts	124	82
Lease liability	1,026	1,008
Share-based compensation	141	117
Other intangible assets	1	11
Total deferred income tax asset	2,220	2,328
Deferred tax liability:
Property and equipment	(83)	(77)
Right of use asset	(930)	(971)
Intangible assets-trade name	(1,197)	(1,183)
Goodwill	(455)	(395)
Other intangible assets	(770)	(687)
Total deferred income tax liability	(3,435)	(3,313)
Deferred income tax, net	$(1,215)	$(985)

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

At December 31, 2022, the Company had no U.S. federal net operating loss carryforwards and $0.5 million of foreign tax credit carryforwards which expire between 2023 and 2031. At December 31, 2023, the Company had no U.S. federal net operating loss carryforwards and has $0.2 million of foreign tax credit carryforwards which expire between 2027 and 2031.

The Company does not believe that it had any significant uncertain tax positions at December 31, 2023 and December 31, 2022, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

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

From 2012 through December 31, 2023, the Company repurchased an aggregate of 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the year ended December 31, 2023, no shares were repurchased. The repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

Note 8.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $30 thousand for each of the years ended December 31, 2023 and 2022. The Company did not owe NCM any amounts under the services agreement as of December 31, 2023.

Note 9.  Stock Options and Stock Purchase Warrants

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

Under the 2015 Incentive Plan, no stock option awards were granted during 2023 or 2022. No stock options were exercised during either 2023 or 2022.

The following table shows a summary of stock option transactions under the 2015 Incentive Plan during 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2022	180,000	$5.93
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, December 31, 2022	180,000	$5.93
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, December 31, 2023	180,000	$5.93

Weighted average remaining contractual life was 4.85 years at December 31, 2023 and 5.85 years at December 31, 2022. The exercise price of all stock options was above the market value at both December 31, 2023 and 2022. Therefore, there is no intrinsic value at December 31, 2023 and 2022. Total unrecognized compensation expense on options outstanding as of December 31, 2023 was $50 thousand. Options to purchase 137,000 shares of common stock were exercisable as of December 31, 2023.

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

No stock options were granted during 2023 and 2022.

Note 10.  Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan, which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 100% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company may make discretionary contributions. No discretionary contributions were made during the years ended December 31, 2023 and 2022.