Form 10-Q
period 2024-03-31
Wilhelmina International, Inc.
filed 2024-05-15
CIK 1013706

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2024

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,734	$6,117
Short term investments	6,670	6,596
Accounts receivable, net of allowance for doubtful accounts of $1,777 and $1,901, respectively	8,585	8,505
Prepaid expenses and other current assets	228	203
Total current assets	20,217	21,421

Property and equipment, net of accumulated depreciation of $568 and $534, respectively	291	320
Right of use assets-operating	3,285	3,457
Right of use assets-finance	143	152
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	301	301

TOTAL ASSETS	$40,251	$41,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,722	$3,941
Due to models	6,528	7,645
Lease liabilities – operating, current	727	712
Lease liabilities – finance, current	33	32
Total current liabilities	11,010	12,330

Long term liabilities:
Deferred income tax, net	1,261	1,215
Lease liabilities – operating, non-current	2,898	3,102
Lease liabilities – finance, non-current	114	122
Total long term liabilities	4,273	4,439

Total liabilities	15,283	16,769

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at March 31, 2024 and December 31, 2023	65	65
Treasury stock, 1,314,694 shares at March 31, 2024 and December 31, 2023, at cost	(6,371)	(6,371)
Additional paid-in capital	88,865	88,854
Accumulated deficit	(57,185)	(57,276)
Accumulated other comprehensive loss	(406)	(376)
Total shareholders’ equity	24,968	24,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,251	$41,665

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2024 and 2023

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Service revenues	$4,163	$4,476
License fees and other income	8	8
Total revenues	4,171	4,484

Operating expenses:
Salaries and service costs	2,966	2,880
Office and general expenses	835	1,080
Amortization and depreciation	44	51
Corporate overhead	253	244
Total operating expenses	4,098	4,255

Operating income	73	229

Other (income) expense:
Foreign exchange loss	7	18
Interest income	(86)	–
Interest expense	3	1
Total other (income) expense	(76)	19

Income before provision for income taxes	149	210

Provision for income taxes:
Current	(12)	(56)
Deferred	(46)	5
Provision for income taxes, net	(58)	(51)

Net income	91	159

Other comprehensive income (loss):
Foreign currency translation adjustment	(30)	86
Total comprehensive income	$61	$245

Basic net income per common share	$0.02	$0.03
Diluted net income per common share	$0.02	$0.03

Weighted average common shares outstanding-basic	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024 and 2023

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,770	$(57,709)	$(544)	$24,211
Share based payment expense	–	–	–	–	24	–	–	24
Net income to common shareholders	–	–	–	–	–	159	–	159
Foreign currency translation	–	–	–	–	–	–	86	86
Balances at March 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,794	$(57,550)	$(458)	$24,480

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,854	$(57,276)	$(376)	$24,896
Share based payment expense	–	–	–	–	11	–	–	11
Net income to common shareholders	–	–	–	–	–	91	–	91
Foreign currency translation	–	–	–	–	–	–	(30)	(30)
Balances at March 31, 2024	6,472	$65	(1,315)	$(6,371)	$88,865	$(57,185)	$(406)	$24,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2024 and 2023

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$91	$159
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	44	51
Share based payment expense	11	24
Loss on foreign exchange rates	7	15
Deferred income taxes	46	(5)
Bad debt expense	29	45
Changes in operating assets and liabilities:
Accounts receivable	(191)	(312)
Prepaid expenses and other current assets	(25)	(117)
Right of use assets-operating	172	205
Other assets	–	15
Due to models	(1,116)	(621)
Lease liabilities - operating	(190)	(91)
Lease liabilities - finance	25	–
Contract liabilities	–	(270)
Accounts payable and accrued liabilities	(219)	(233)
Net cash used in operating activities	(1,316)	(1,135)

Cash flows from investing activities:
Purchases of property and equipment	(6)	(73)
Purchases of short term investments	(6,149)	–
Maturities of short term investments	6,150	–
Net cash used in investing activities	(5)	(73)

Cash flows from financing activities:
Payments on finance leases	(32)	(15)
Net cash used in financing activities	(32)	(15)

Foreign currency effect on cash flows	(30)	86

Net change in cash and cash equivalents:	(1,383)	(1,137)
Cash and cash equivalents, beginning of period	6,117	11,998
Cash and cash equivalents, end of period	$4,734	$10,861

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, “Wilhelmina” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations and comprehensive income, statements of shareholders’ equity, and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of March 31, 2024 related to these matters.

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

As of March 31, 2024, the Company had no federal income tax loss carryforwards.

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

From 2012 through March 31, 2024, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first three months of 2024, no shares were repurchased under the stock repurchase program.

Note 7.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $7.5 thousand for the three months ended both March 31, 2024 and 2023. The Company did not owe NCM any amounts under the services agreement as of March 31, 2024.

Note 8.  Fair Value Measurements

A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets
•	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable
•	Level 3 – Instruments with model-derived valuations whose significant inputs are unobservable

Cash and cash equivalents include cash on hand, cash in banks, and short-term, highly liquid investments with maturities of three months or less. Short-term investments with maturities of over three and up to twelve months are recorded in Short-term investments on the Condensed Consolidated Balance Sheets.

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	March 31, 2024		December 31, 2023
	Level	Amount	Level	Amount
Cash and cash equivalents
Cash		$4,713		$6,107
Money market funds	1	21	1	10
Total		$4,734		$6,117

Short-term investments
United States Treasury securities	1	$6,670	1	$6,596
Total		$6,670		$6,596

Total cash and cash equivalents and short-term investments		$11,404		$12,713

As of March 31, 2024 and December 31, 2023, the fair value of cash equivalents and short-term investments approximated their cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2024 and 2023. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) estimated to have exceeded $400 billion in recent years, North America the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

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

Strategy

Management’s long-term strategy is to increase value to shareholders through the following initiatives:

•	increase Wilhelmina’s brand awareness among advertisers and potential talent;
•	expand the women’s high end fashion board;
•	expand the Aperture division’s representation in commercials, film, and television;
•	expand social media influencer representation;
•	evaluate opportunities to expand the Wilhelmina network through strategic geographic market development; and
•	evaluate opportunities to partner on media projects (television, film, books, etc.).

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

Analysis of Consolidated Statements of Operations and Service Revenues

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	% Change
Service revenues	$4,163	$4,476	(7.0%	)
License fees and other income	8	8	0%
TOTAL REVENUES	4,171	4,484	(7.0%	)

Salaries and service costs	2,966	2,880	3.0%
Office and general expenses	835	1,080	(22.7%	)
Amortization and depreciation	44	51	(13.7%	)
Corporate overhead	253	244	3.7%
OPERATING INCOME	73	229	(68.1%	)
OPERATING MARGIN	1.8%	5.1%	(64.7%	)
Foreign exchange loss	7	18	(61.1%	)
Interest income	(86)	–	–
Interest expense	3	1	200%
INCOME BEFORE INCOME TAXES	149	210	(29.0%	)
Current income tax expense	(12)	(56)	(78.6%	)
Deferred tax expense	(46)	5	(1020%	)
Effective tax rate	38.9%	24.3%	60.1%
NET INCOME	$91	$159	(42.8%	)

Supplemental Non-GAAP Information

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	% Change
Gross Billings	$15,824	$17,587	(10.1%	)
EBITDA	110	262	(58.0%	)
Adjusted EBITDA	128	304	(57.9%	)
Pre Corporate EBITDA	381	548	(30.5%	)

See pages 15 to 16 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The decrease of 7.0% for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, were primarily due to decreased commissions from core model and Aperture bookings.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees remained the same for both the three months ended March 31, 2024 and 2023, primarily due to the aligned timing of income from licensing agreements.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 3.0% increase in salaries and service costs during the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, were primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, legal expenses, advertising and promotion, insurance expenses, administration and technology cost. The decrease in office and general expenses of 22.7% for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, was primarily due to decreased legal expense, computer expenses, and other office related expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense decreased by 13.7% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to reduced depreciation of assets that became fully amortized in 2023. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $6 thousand during the three months ended March 31, 2024, compared to $73 thousand for the three months ended March 31, 2023.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead increased by 3.7% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increased legal costs.

Operating Income and Operating Margin

Operating income was $73 thousand for the three months ended March 31, 2024 compared to $229 thousand in the three months ended March 31, 2023. Operating margin decreased to 1.8% for the three months ended March 31, 2024, compared to 5.1% for the three months ended March 31, 2023, due to the decrease in revenue outpacing the decrease in operating expenses.

Foreign Currency Exchange

The Company realized a $7 thousand foreign currency exchange loss during the three months ended March 31, 2024, and loss of $18 thousand from foreign currency exchange during the three months ended March 31, 2023. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Income

Interest income is primarily attributable to interest from short term investments. Interest income was $86 thousand for the three months ended March 31, 2024. There was no interest income in the three months ended March 31, 2023.

Interest Expense

Interest expense is primarily attributable to interest on finance leases. Interest expense was $3 thousand for the three months ended March 31, 2024 and $1 thousand for the three months ended March 31, 2023.

Income before Income Taxes

Income before income taxes decreased to $149 thousand for the three months ended March 31, 2024, compared to $210 thousand for the three months ended March 31, 2023. The lower pre-tax income in 2024 was primarily due to a decrease in operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. The Company had income tax expense of $0.1 million for the three months ended March 31, 2024 and 2023.

Net Income

The Company had net income of $0.1 million for the three months ended March 31, 2024, compared to net income of $0.2 million for the three months ended March 31, 2023. The decrease in net income was primarily due to the decrease in operating income.

Gross Billings

Gross billings is a non-GAAP financial measure that represents the gross amount billed to customers on behalf of its clients (models and talent) for services performed. Gross billings decreased 10.1% for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, primarily due to decreased core model bookings with decreased bookings at the Aperture division. See below and page 16 for more information regarding non-GAAP financial measures.

Liquidity and Capital Resources

The Company’s cash balance decreased to $4.7 million at March 31, 2024 from $6.1 million at December 31, 2023. The cash balances decreased as a result of $1.3 million net cash used in operating activities, $5 thousand net cash used in investing activities, $32 thousand cash used in financing activities, and the $30 thousand effect of exchange rate on cash flow during the three months ended March 31, 2024.

Net cash used in operating activities of $1.3 million was primarily the result of increases in accounts receivable and prepaid expenses, decreases in amounts due to models, accounts payable and accrued liabilities, and lease liabilities, partially offset by net income and an increase in deferred income taxes. The $5 thousand cash used in investing activities was attributable to purchases of short term investments and property and equipment, including furniture and fixtures, leasehold improvements, software and computer equipment, offset by maturities of short term investments. The $32 thousand cash used in financing activities was attributable to payments on finance leases.

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

Important Information Regarding Non-GAAP Financial Measures

The Company reports its financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. The Company considers Gross Billings, EBITDA, Adjusted EBITDA and Pre-Corporate EBITDA to be important measures of performance because they are key operating metrics of the Company's business. These metrics are used by management in its planning and budgeting processes, to monitor and evaluate its financial and operating results and provide stockholders and potential investors with a means to evaluate the Company's financial and operating results, and to provide stockholders and potential investors with a means to evaluate the Company’s financial and operating results against other companies within the Company's industry.

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

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Total revenues	$4,171	$4,484
Model costs	11,653	13,103
Gross Billings	$15,824	$17,587

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

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net income	$91	$159
Interest income	(86)	–
Interest expense	3	1
Income tax expense	58	51
Amortization and depreciation	44	51
EBITDA	110	262
Foreign exchange loss	7	18
Share based payment expense	11	24
Adjusted EBITDA	128	304
Corporate overhead	253	244
Pre-Corporate EBITDA	$381	$548

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

Subsequent Events

On April 15, 2024, Wilhelmina International, Inc. (the “Company”) engaged Mr. Gaurav Pahwa as the Company’s Chief Financial Officer to serve as its “principal financial officer” and “principal accounting officer,” as those terms are defined under the rules and regulations promulgated by the Securities and Exchange Commission.

On April 15, 2024, Mr. Jim McCarthy resigned from his position as the Company’s Chief Financial Officer, effective as of such date.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of March 31, 2024 related to these matters.

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

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended March 31, 2024.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).
3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).
4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998)
10.1	Letter Agreement dated April 13, 2024, between Wilhelmina International, Inc. and Gaurav Pahwa (incorporated by reference from Exhibit 10.1 to Form 8-K, filed April 19, 2024)
31.1	Certification of Principal Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Principal Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Principal Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

________________

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2024	By:	/s/ Gaurav Pahwa
	Name:	Gaurav Pahwa
	Title:	Chief Financial Officer (principal financial officer)

