Form 10-Q
period 2024-06-30
Wilhelmina International, Inc.
filed 2024-08-14
CIK 1013706

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2024

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,712	$6,117
Short term investments	6,277	6,596
Accounts receivable, net of allowance for doubtful accounts of $1,829 and $1,901, respectively	9,210	8,505
Prepaid expenses and other current assets	105	203
Total current assets	21,304	21,421

Property and equipment, net of accumulated depreciation of $603 and $534, respectively	268	320
Right of use assets-operating	3,110	3,457
Right of use assets-finance	134	152
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	299	301

TOTAL ASSETS	$41,129	$41,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,045	$3,941
Due to models	6,810	7,645
Lease liabilities – operating, current	741	712
Lease liabilities – finance, current	33	32
Total current liabilities	11,629	12,330

Long term liabilities:
Deferred income tax, net	1,484	1,215
Lease liabilities – operating, non-current	2,692	3,102
Lease liabilities – finance, non-current	105	122
Total long term liabilities	4,281	4,439

Total liabilities	15,910	16,769

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at June 30, 2024 and December 31, 2023	65	65
Treasury stock, 1,314,694 shares at June 30, 2024 and December 31, 2023, at cost	(6,371)	(6,371)
Additional paid-in capital	88,865	88,854
Accumulated deficit	(56,938)	(57,276)
Accumulated other comprehensive loss	(402)	(376)
Total shareholders’ equity	25,219	24,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,129	$41,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2024 and 2023

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Service revenues	$4,584	$4,486	$8,747	$8,962
License fees	7	7	15	15
Total revenues	4,591	4,493	8,762	8,977

Operating expenses:
Salaries and service costs	3,047	2,979	6,013	5,859
Office and general expenses	870	1,063	1,705	2,143
Amortization and depreciation	44	56	88	107
Corporate overhead	233	246	486	490
Total operating expenses	4,194	4,344	8,292	8,599
Operating income	397	149	470	378

Other (income) expense:
Foreign exchange loss	7	61	14	79
Interest income	(87)	(1)	(173)	(2)
Interest expense	3	1	6	3
Total other (income) expense	(77)	61	(153)	80

Income before provision for income taxes	474	88	623	298

Provision for income taxes:
Current	(4)	56	(16)	–
Deferred	(223)	(158)	(269)	(153)
Provision for income taxes, net	(227)	(102)	(285)	(153)

Net income (loss)	247	(14)	338	145

Other comprehensive income (loss):
Foreign currency translation adjustment	4	112	(26)	198
Total comprehensive income	$251	$98	$312	$343

Basic net income per common share	$0.05	$0.00	$0.07	$0.03
Diluted net income per common share	$0.05	$0.00	$0.07	$0.03

Weighted average common shares outstanding-basic	5,157	5,157	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157	5,157	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,770	$(57,709)	$(544)	$24,211
Share based payment expense	–	–	–	–	24	–	–	24
Net income to common shareholders	–	–	–	–	–	159	–	159
Foreign currency translation	–	–	–	–	–	–	86	86
Balances at March 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,794	$(57,550)	$(458)	$24,480
Share based payment expense	–	–	–	–	25	–	–	25
Net loss to common shareholders	–	–	–	–	–	(14)	–	(14)
Foreign currency translation	–	–	–	–	–	–	112	112
Balances at June 30, 2023	6,472	$65	(1,315)	$(6,371)	$88,819	$(57,564)	$(346)	$24,603

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,854	$(57,276)	$(376)	$24,896
Share based payment expense	–	–	–	–	11	–	–	11
Net income to common shareholders	–	–	–	–	–	91	–	91
Foreign currency translation	–	–	–	–	–	–	(30)	(30)
Balances at March 31, 2024	6,472	$65	(1,315)	$(6,371)	$88,865	$(57,185)	$(406)	$24,968
Share based payment expense	–	–	–	–	–	–	–	–
Net income to common shareholders	–	–	–	–	–	247	–	247
Foreign currency translation	–	–	–	–	–	–	4	4
Balances at June 30, 2024	6,472	$65	(1,315)	$(6,371)	$88,865	$(56,938)	$(402)	$25,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$338	$145
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	88	107
Share based payment expense	11	49
Loss on foreign exchange rates	14	79
Deferred income taxes	269	153
Bad debt expense	50	82
Changes in operating assets and liabilities:
Accounts receivable	(928)	(659)
Prepaid expenses and other current assets	98	(33)
Right of use assets-operating	347	349
Other assets	2	21
Due to models	(835)	(563)
Lease liabilities - operating	(381)	(149)
Contract liabilities	–	(270)
Accounts payable and accrued liabilities	104	(423)
Net cash used in operating activities	(823)	(1,112)

Cash flows from investing activities:
Purchases of property and equipment	(17)	(109)
Purchases of short term investments	(7,173)	–
Maturities of short term investments	7,650	–
Net cash provided by (used in) investing activities	460	(109)

Cash flows from financing activities:
Payments on finance leases	(16)	(32)
Net cash used in financing activities	(16)	(32)

Foreign currency effect on cash flows:	(26)	198

Net change in cash and cash equivalents:	(405)	(1,055)
Cash and cash equivalents, beginning of period	6,117	11,998
Cash and cash equivalents, end of period	$5,712	$10,943

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$26	$49

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of June 30, 2024 related to these matters.

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

As of June 30, 2024, the Company had no federal income tax loss carryforwards.

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

From 2012 through June 30, 2024, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first six months of 2024, no shares were repurchased under the stock repurchase program.

Note 7.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $15 thousand for the six months ended both June 30, 2024 and 2023. The Company did not owe NCM any amounts under the services agreement as of June 30, 2024.

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

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	June 30, 2024		December 31, 2023
	Level	Amount	Level	Amount
Cash and cash equivalents
Cash		$5,211	$1	$6,107
Money market funds	1	501		10
Total		$5,712		$6,117

Short-term investments
United States Treasury securities	1	$6,277	1	$6,596
Total		6,277		6,596

Total cash and cash equivalents and short-term investments		$11,989		$12,713

As of June 30, 2024 and December 31, 2023, the fair value of cash equivalents and short-term investments approximated their cost.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2024 and 2023. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward looking statements relating to the Company and its subsidiaries are based on the beliefs of the Company’s management as well as information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, seasonality, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the SEC.  Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not undertake any obligation to publicly update these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)
	Three Months Ended				Six Months Ended
	June 30	June 30	% Change		June 30	June 30	% Change
	2024	2023	2024 vs 2023		2024	2023	2024 vs 2023
Service revenues	4,584	4,486	2.2%		8,747	8,962	(2.4%	)
License fees and other income	7	7	–		15	15	–
TOTAL REVENUES	4,591	4,493	2.2%		8,762	8,977	(2.4%	)

Salaries and service costs	3,047	2,979	2.3%		6,013	5,859	2.6%
Office and general expenses	870	1,063	(18.2%	)	1,705	2,143	(20.4%	)
Amortization and depreciation	44	56	(21.4%	)	88	107	(17.8%	)
Corporate overhead	233	246	(5.3%	)	486	490	(0.8%	)
OPERATING INCOME	397	149	166.4%		470	378	24.3%
OPERATING MARGIN	2.3%	0.8%	187.5%		1.4%	1.1%	27.3%
Foreign exchange loss	7	61	(88.5%	)	14	79	(82.3%	)
Interest income	(87)	(1)	8600.0%		(173)	(2)	8550.0%
Interest expense	3	1	200.0%		6	3	100.0%
INCOME BEFORE INCOME TAXES	474	88	438.6%		623	298	109.1%
Current income tax expense	(4)	56	(107.1%	)	(16)	–	(100.0%	)
Deferred tax expense	(223)	(158)	(41.1%	)	(269)	(153)	(75.8%	)
Effective tax rate	47.9%	115.9%	(58.7%	)	45.7%	51.3%	(10.9%	)
NET INCOME	247	(14)	1864.3%		338	145	133.1%

Supplemental Non-GAAP Information

(in thousands)
	Three Months Ended				Six Months Ended
	June 30	June 30	% Change		June 30	June 30	% Change
	2024	2023	2024 vs 2023		2024	2023	2024 vs 2023
Gross Billings	16,976	17,541	(3.2%	)	32,799	35,128	(6.6%	)
EBITDA	434	144	201.4%		544	406	34.0%
Adjusted EBITDA	441	230	91.7%		569	534	6.6%
Pre Corporate EBITDA	674	476	41.6%		1,055	1,024	3.0%

See pages 14 to 15 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The 2.2% increase for the three months and the 2.4% decrease for the six months ended June 30, 2024, compared to the same periods in 2023, were mainly driven by higher commissions from core model bookings in Q2 2024. However, this growth did not fully offset the lower commissions experienced in Q1 2024.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees were unchanged for the three and six months ended June 30, 2024 when compared to the six months ended June 30, 2023.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 2.3% and 2.6% increases in salaries and service costs during the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, were primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, legal expenses, advertising and promotion, insurance expenses, administration and technology cost.  The decrease in office and general expenses of 18.2% and 20.4% for the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, were primarily due to decreased legal expense, computer and office expenses, bad debt and recruiting fees, partially offset by an increase in model apartment expenses and bank fees.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense decreased by 21.4% and 17.8% for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily due to decreased depreciation of capitalized furniture and leasehold assets at the Company’s new New York City office. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $10 thousand and $17 thousand during the three and six months ended June 30, 2024, compared to $36 thousand and $109 thousand for the three and six months ended June 30, 2023.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 5.3% and 0.8% for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to decreased audit costs incurred with the change of auditors in Q2 of the previous year, Directors Fees with a reduced Board of Directors, and lower corporate travel costs.

Operating Income and Loss and Operating Margin

Operating income was $0.4 million and $0.5 million for the three and six months ended June 30, 2024 compared to $0.1 million and $0.4 million in the three and six months ended June 30, 2023. As a result, operating margin increased to 2.3% and 1.4% for the three and six months ended June 30, 2024, compared to 0.8% and 1.1% for the three and six months ended June 30, 2023. These increases were primarily the result of the increase in revenues and the decrease in operating expenses.

Foreign Currency Exchange

The Company realized $7 thousand and $14 thousand loss from foreign currency exchange during the three and six months ended June 30, 2024, and $61 thousand and $79 thousand loss from foreign currency exchange during the three and six months ended June 30, 2023. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense is primarily attributable to interest on finance leases. Interest expense was $3 and $6 thousand for the three and six months ended June 30, 2024, compared to $1 thousand and $3 thousand for the three and six months ended June 30, 2023.

Income before Income Taxes

Income before income taxes increased to $0.5 million and $0.6 million for the three and six months ended June 30, 2024, compared to income of $0.1 million and $0.3 million for the three and six months ended June 30, 2023. The lower pre-tax income in 2023 was primarily due to lower operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income (loss) as a result of certain valuation allowances on deferred tax assets, amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. The Company had income tax expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2024 compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2023.

Net Income and Loss

The Company had a net income of $247 thousand and $348 thousand for the three and six months ended June 30, 2024, compared to net loss of $14 thousand and net income of $145 thousand for the three and six months ended June 30, 2023. The increase in net income was primarily due to the increase in operating income.

Liquidity and Capital Resources

The Company’s cash balance decreased to $5.7 million at June 30, 2024 from $6.1 million at December 31, 2023. The cash balances decreased as a result of $0.8 million net cash used in operating activities, $0.5 million net cash provided by investing activities, $0 cash used in financing activities, and $25 thousand negative effect of exchange rate on cash flow during the six months ended June 30, 2024.

Net cash used by operating activities of $0.8 million was primarily the result of increases in accounts receivable, decreases in amounts due to models, and lease liabilities, partially offset by net income, increases in deferred income taxes and decreases in operating right of use assets. The $0.5 million cash provided by investing activities was attributable to maturities of short term investments, offset by purchases of short term investments and of property and equipment, including furniture and fixtures, leasehold improvements, software and computer equipment.

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

Gross Billings

The following is a tabular reconciliation of the non-GAAP financial measure Gross Billings to GAAP total revenues, which the Company believes to be the most comparable GAAP measure:

(in thousands)	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2024	2023	2024	2023
Total Revenues	4,591	4,493	8,762	8,977
Model Costs	12,385	13,048	24,037	26,151
Gross Billings	16,976	17,541	32,799	35,128

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

EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA

The following is a tabular reconciliation of the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2024	2023	2024	2023
Net income (loss)	247	(14)	338	145
Interest income	(87)	(1)	(173)	–
Interest expense	3	1	6	1
Income tax expense	227	102	285	153
Amortization and depreciation	44	56	88	107
EBITDA	434	144	544	406
Foreign exchange loss (gain)	7	61	14	79
Share based payment expense	–	25	11	49
Adjusted EBITDA	441	230	569	534
Corporate overhead	233	246	486	490
Pre-Corporate EBITDA	674	476	1,055	1,024

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosures required for this Item 1 are provided in Note 4 to the Company’s Notes to Consolidated Financial Statements.

Item 1.A. Risk Factors.

Not required for smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2024	By:	/s/ Gaurav Pahwa
	Name:	Gaurav Pahwa
	Title:	Chief Financial Officer (principal financial officer)

