Form 10-Q
period 2024-09-30
Wilhelmina International, Inc.
filed 2024-11-13
CIK 1013706

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 5,157,344 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2024

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,526	$6,117
Short term investments	6,852	6,596
Accounts receivable, net of allowance for doubtful accounts of $1,829 and $1,901, respectively	9,166	8,505
Prepaid expenses and other current assets	145	203
Total current assets	22,689	21,421

Property and equipment, net of accumulated depreciation of $638 and $534, respectively	242	320
Right of use assets-operating	2,932	3,457
Right of use assets-finance	125	152
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	301	301

TOTAL ASSETS	$42,303	$41,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,554	$3,941
Due to models	7,232	7,645
Lease liabilities – operating, current	776	712
Lease liabilities – finance, current	34	32
Total current liabilities	12,596	12,330

Long term liabilities:
Deferred income tax, net	1,428	1,215
Lease liabilities – operating, non-current	2,489	3,102
Lease liabilities – finance, non-current	97	122
Total long term liabilities	4,014	4,439

Total liabilities	16,610	16,769

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at September 30, 2024 and December 31, 2023	65	65
Treasury stock, 1,314,694 shares at September 30, 2024 and December 31, 2023, at cost	(6,371)	(6,371)
Additional paid-in capital	88,865	88,854
Accumulated deficit	(56,628)	(57,276)
Accumulated other comprehensive loss	(238)	(376)
Total shareholders’ equity	25,693	24,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,303	$41,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2024 and 2023

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Service revenues	$4,562	$4,465	$13,309	$13,427
License fees	7	7	22	22
Total revenues	4,569	4,472	13,331	13,449

Operating expenses:
Salaries and service costs	3,099	2,843	9,112	8,702
Office and general expenses	919	859	2,624	3,002
Amortization and depreciation	45	55	133	162
Corporate overhead	171	248	657	738
Total operating expenses	4,234	4,005	12,526	12,604
Operating income	335	467	805	845

Other (income) expense:
Foreign exchange loss (gain)	4	(18)	18	61
Interest income	(90)	–	(263)	–
Interest expense	2	–	8	1
Total other (income) expense	(84)	(18)	(237)	62

Income before provision for income taxes	419	485	1,042	783

Provision for income taxes:
Current	(165)	14	(181)	14
Deferred	56	(140)	(213)	(293)
Provision for income taxes, net	(109)	(126)	(394)	(279)

Net income	310	359	648	504

Other comprehensive income (loss):
Foreign currency translation adjustment	164	(152)	138	46
Total comprehensive income	$474	$207	$786	$550

Basic net income per common share	$0.06	$0.07	$0.13	$0.10
Diluted net income per common share	$0.06	$0.07	$0.13	$0.10

Weighted average common shares outstanding-basic	5,157	5,157	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157	5,157	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2024 and 2023

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,770	$(57,709)	$(544)	$24,211
Share based payment expense	–	–	–	–	24	–	–	24
Net income	–	–	–	–	–	159	–	159
Foreign currency translation	–	–	–	–	–	–	86	86
Balances at March 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,794	$(57,550)	$(458)	$24,480
Share based payment expense	–	–	–	–	25	–	–	25
Net loss	–	–	–	–	–	(14)	–	(14)
Foreign currency translation	–	–	–	–	–	–	112	112
Balances at June 30, 2023	6,472	$65	(1,315)	$(6,371)	$88,819	$(57,564)	$(346)	$24,603
Share based payment expense	–	–	–	–	25		–	25
Net income	–	–	–	–	–		359	359
Foreign currency translation	–	–	–	–	–		(152)	(152)
Balances at September 30, 2023	6,472	$65	(1,315)	$(6,371)	$88,844	$(57,205)	$(498)	$24,835

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,854	$(57,276)	$(376)	$24,896
Share based payment expense	–	–	–	–	11	–	–	11
Net income to common shareholders	–	–	–	–	–	91	–	91
Foreign currency translation	–	–	–	–	–	–	(30)	(30)
Balances at March 31, 2024	6,472	$65	(1,315)	$(6,371)	$88,865	$(57,185)	$(406)	$24,968
Share based payment expense	–	–	–	–	–	–	–	–
Net income to common shareholders	21	–	–	–	–	247	–	247
Foreign currency translation	–	–	–	–	–	–	4	4
Balances at June 30, 2024	6,472	$65	(1,315)	$(6,371)	$88,865	$(56,938)	$(402)	$25,219
Share based payment expense	–	–	–	–	–	–	–	–
Net income to common shareholders	–	–	–	–	–	310	–	310
Foreign currency translation	–	–	–	–	–	–	164	164
Balances at September 30, 2024	6,472	$65	(1,315)	$(6,371)	$88,865	$(56,628)	$(238)	$25,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2024 and 2023

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$648	$504
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	133	162
Share based payment expense	11	74
Loss on foreign exchange rates	18	61
Deferred income taxes	213	293
Bad debt expense	50	126
Changes in operating assets and liabilities:
Accounts receivable	(959)	(617)
Prepaid expenses and other current assets	58	(108)
Right of use assets-operating	525	519
Other assets	–	22
Due to models	(413)	(789)
Lease liabilities - operating	(549)	(308)
Contract liabilities	–	(270)
Accounts payable and accrued liabilities	613	(357)
Net cash provided by (used in) operating activities	348	(688)

Cash flows from investing activities:
Purchases of property and equipment	(26)	(141)
Purchases of short term investments	(12,958)	(295)
Maturities of short term investments	12,930	–
Net cash used in investing activities	(54)	(436)

Cash flows from financing activities:
Payments on finance leases	(23)	(47)
Net cash used in financing activities	(23)	(47)

Foreign currency effect on cash flows:	138	46

Net change in cash and cash equivalents:	409	(1,125)
Cash and cash equivalents, beginning of period	6,117	11,998
Cash and cash equivalents, end of period	$6,526	$10,873

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$33	$65

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of September 30, 2024 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 5.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income before taxes as a result of the expiration of stock options, tax amortization expense, and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal income taxes. The Company operates in three states which have relatively high corporate tax rates: California, New York, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, reversal of existing taxable temporary differences, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. The Company will continue to assess the evidence used to determine the need for a valuation allowance if warranted by changes in estimated future income and other factors.

As of September 30, 2024, the Company had no federal income tax loss carryforwards.

Note 6. Treasury Shares

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock that may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares, and on November 8, 2024, an additional 750,000 shares of common stock were newly authorized for repurchase resulting in a total of 2,250,000 total shares authorized under the plan with approximately 935,000 shares of common stock remaining for repurchase. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion.

From 2012 through September 30, 2024, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the first nine months of 2024, no shares were repurchased under the stock repurchase program.

Note 7.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $22.5 thousand for the nine months ended both September 30, 2024 and 2023. The Company did not owe NCM any amounts under the services agreement as of September 30, 2024.

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

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	September 30, 2024		December 31, 2023
	Level	Amount	Level	Amount
Cash and cash equivalents
Cash		$6,511		$6,107
Money market funds	1	15	1	10
Total		$6,526		$6,117

Short-term investments
United States Treasury securities	1	$6,852	1	$6,596
Total		6,852		6,596

Total cash and cash equivalents and short-term investments		$13,378		$12,713

As of September 30, 2024 and December 31, 2023, the fair value of cash equivalents and short-term investments approximated their cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and nine months ended September 30, 2024 and 2023. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)
	Three Months Ended				Nine Months Ended
	Sep 30	Sep 30	% Change		Sep 30	Sep 30	% Change
	2024	2023	2024 vs 2023		2024	2023	2024 vs 2023
Service revenues	4,562	4,465	2.2%		13,309	13,427	(0.9%	)
License fees and other income	7	7	–		22	22	–
TOTAL REVENUES	4,569	4,472	2.2%		13,331	13,449	(0.9%	)

Salaries and service costs	3,099	2,843	9.0%		9,112	8,702	4.7%
Office and general expenses	919	859	7.0%		2,624	3,002	(12.6%	)
Amortization and depreciation	45	55	(18.2%	)	133	162	(17.9%	)
Corporate overhead	171	248	(31.0%	)	657	738	(11.0%	)
OPERATING INCOME	335	467	(28.3%	)	805	845	(4.7%	)
OPERATING MARGIN	7.3%	10.4%	(29.8%	)	6.0%	6.3%	(3.9%	)
Foreign exchange loss (gain)	4	(18)	122.2%		18	61	(70.5%	)
Interest income	(90)	–	(100.0%	)	(263)	–	(100.0%	)
Interest expense	2	–	100.0%		8	1	700.0%
INCOME BEFORE INCOME TAXES	419	485	(13.6%	)	1,042	783	33.1%
Current income tax expense	(165)	14	(1271.4%	)	(181)	14	(1392.9%	)
Deferred tax expense	56	(140)	140.0%		(213)	(293)	27.3%
Effective tax rate	25.8%	26.0%	(0.8%	)	37.8%	35.6%	6.2%
NET INCOME	310	359	(13.4%	)	648	504	28.6%

Supplemental Non-GAAP Information

(in thousands)
	Three Months Ended				Nine Months Ended
	Sep 30	Sep 30	% Change		Sep 30	Sep 30	% Change
	2024	2023	2024 vs 2023		2024	2023	2024 vs 2023
Gross Billings	18,168	16,158	12.4%		50,966	51,286	(0.6%	)
EBITDA	376	540	(30.4%	)	920	946	(2.7%	)
Adjusted EBITDA	380	547	(30.5%	)	949	1,081	(12.2%	)
Pre Corporate EBITDA	551	795	(30.7%	)	1,606	1,819	(11.7%	)

See pages 14 to 15 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The 2.2% increase for the three months and the 0.9% decrease for the nine months ended September 30, 2024, compared to the same periods in 2023, were mainly driven by higher commissions from core model bookings in the second and third quarters of 2024. However, this growth did not fully offset the lower commissions experienced in the first quarter of 2024.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees were unchanged for the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 9.0% and 4.7% increases in salaries and service costs during the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, were primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, legal expenses, advertising and promotion, insurance expenses, administration and technology cost.  The increase in office and general expenses of 7.0% for the three ended September 30, 2024, when compared to the three ended September 30, 2023, were primarily due to increased legal expense, partially offset by a decrease in bad debt expense, insurance, and computer and office expenses. The decrease in office and general expenses of 12.6% for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, were primarily due to decreased legal, bad debt, computer and office expenses, partially offset by increased bank fees and model apartment expenses.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense decreased by 18.2% and 17.9% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 primarily due to decreased depreciation of capitalized furniture and leasehold assets at the Company’s new New York City office. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $10 thousand and $26 thousand during the three and nine months ended September 30, 2024, compared to $32 thousand and $141 thousand for the three and nine months ended September 30, 2023.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 31.0% and 11.0% for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily due to decreased audit costs incurred with the change of auditors in Q2 of the previous year, directors fees with fewer Board of Director members, and lower corporate travel costs in the current year, partially offset by increased legal costs.

Operating Income and Loss and Operating Margin

Operating income was $0.3 million and $0.8 million for the three and nine months ended September 30, 2024 compared to $0.5 million and $0.8 million in the three and nine months ended September 30, 2023. As a result, operating margin decreased to 7.3% and 6.0% for the three and nine months ended September 30, 2024, compared to 10.4% and 6.3% for the three and nine months ended September 30, 2023. These decreases were primarily the result of the higher increase in operating expenses than net revenue in the third quarter of 2024.

Foreign Currency Exchange

The Company realized $4 thousand and $18 thousand loss from foreign currency exchange during the three and nine months ended September 30, 2024, and $18 thousand gain and $61 thousand loss from foreign currency exchange during the three and nine months ended September 30, 2023. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense is primarily attributable to interest on finance leases. Interest expense was $3 and $8 thousand for the three and nine months ended September 30, 2024, compared to $0 thousand and $1 thousand for the three and nine months ended September 30, 2023.

Interest Income

Interest expense is primarily attributable to interest from short term investments. Interest income was $90 and $263 thousand for the three and nine months ended September 30, 2024, compared to $0 thousand for the three and nine months ended September 30, 2023.

Income before Income Taxes

Income before income taxes decreased to $0.4 million and increased to $1.0 million for the three and nine months ended September 30, 2024, compared to income of $0.5 million and $0.8 million for the three and nine months ended September 30, 2023. The lower pre-tax income in the third quarter of 2024 and nine months of 2023 was primarily due to lower operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income (loss) as a result of the expiration of stock options, amortization expense, and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high corporate tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible for U.S. federal tax purposes. The Company had income tax expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

Net Income and Loss

The Company had a net income of $310 thousand and $648 thousand for the three and nine months ended September 30, 2024, compared to net income of $359 thousand and $504 thousand for the three and nine months ended September 30, 2023. The decrease in net income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the decrease in operating income. The increase in net income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to interest income from short-term investments.

Liquidity and Capital Resources

The Company’s cash balance increased to $6.5 million at September 30, 2024 from $6.1 million at December 31, 2023. The cash balances increased as a result of $0.3 million net cash provided by operating activities, $0.1 million net cash used in investing activities, $0 million cash used in financing activities, and $138 thousand positive effect of exchange rate on cash flow during the nine months ended September 30, 2024.

Net cash provided by operating activities of $0.3 million was primarily the result of net income and increases in deferred income taxes, accounts payable and accrued liabilities, and a decrease in operating right of use assets, partially offset by an increase in accounts receivable and a decrease in operating lease liabilities. The $0.1 million cash used in investing activities was attributable to purchases of short term investments and property and equipment, including furniture and fixtures, leasehold improvements, software and computer equipment, offset by maturities of short term investments.

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

Gross Billings

The following is a tabular reconciliation of the non-GAAP financial measure Gross Billings to GAAP total revenues, which the Company believes to be the most comparable GAAP measure:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2024	2023	2024	2023
Total Revenues	4,569	4,472	13,331	13,449
Model Costs	13,599	11,686	37,635	37,837
Gross Billings	18,168	16,158	50,966	51,286

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

EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA

The following is a tabular reconciliation of the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2024	2023	2024	2023
Net income	310	359	648	504
Interest income	(90)	–	(263)	–
Interest expense	2	–	8	1
Income tax expense	109	126	394	279
Amortization and depreciation	45	55	133	162
EBITDA	376	540	920	946
Foreign exchange loss (gain)	4	(18)	18	61
Share based payment expense	–	25	11	74
Adjusted EBITDA	380	547	949	1,081
Corporate overhead	171	248	657	738
Pre-Corporate EBITDA	551	795	1,606	1,819

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

Income Taxes

We are subject to income taxes in the United States, the United Kingdom, and numerous US state and local jurisdictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under its stock repurchase program to an aggregate of 1,500,000 shares, and on November 8, 2024, an additional 750,000 shares of common stock were newly authorized for repurchase resulting in a total of 2,250,000 total shares authorized under the plan with approximately 935,000 shares of common stock remaining for repurchase. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not make any purchases pursuant to the stock repurchase program during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer adopted or terminated any Rule 10n5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: November 13, 2024	By:	/s/ Gaurav Pahwa
	Name:	Gaurav Pahwa
	Title:	Chief Financial Officer (principal financial officer)

