Form 10-K
period 2024-12-31
Wilhelmina International, Inc.
filed 2025-03-27
CIK 1013706

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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

Securities Registered Pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.3 million.

As of March 27, 2025, the registrant had 4,919,844 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2024

i

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

•	Fashion model and social media influencer management
•	Licensing and branding associations

Fashion Model and Social Media Influencer Management

Wilhelmina is focused on providing fashion modeling talent and social media influencer services to clients such as advertising agencies, branded consumer goods companies, fashion designers, Internet sites, retailers, department stores, product catalogs and magazine publications.

The fashion model/talent/influencer management industry can be divided into many subcategories, including advertising campaigns, catalog/e-commerce, runway, showroom and editorial work. Advertising work involves modeling for advertisements featuring consumer products such as cosmetics, clothing and other items to be placed in magazines and newspapers, on billboards and with other types of media. Catalog and e-commerce work involves modeling of products to be sold through promotional catalogs and Internet commerce sites. Runway work involves modeling at fashion shows, which primarily take place in Paris, Milan, London and New York City. Showroom work involves on-site modeling of products at client showrooms and other events and production “fit” work whereby a model serves as the sizing model for apparel items. Editorial work involves modeling for the cover and editorial sections of magazines and websites. Social media influencer marketing involves talent promoting products and services to their online followers through authentic, engaging content and posts on social media platforms like Instagram, TikTok, and YouTube.

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

Clients and Customers

As of December 31, 2024, Wilhelmina represented a roster of approximately 1,700 active models and talent. Wilhelmina’s active models include Ana Maria Figueroa, Yumi Nu, Renee Noe, Gabbie Sul, April Buckles, Daniel Shin, Denir Radoncic, Summer Dirx, Quinn Knapp, Amber Keaton, Riley Russell, Olga Sherer, Serena Marques, Douglas Dillon, Fernando Cabral, Hella Tall, Asya Rosh, Francisco Henriques, Daniel Puig, Joshuah Melnick, Noah Brown, Sofia Resing, Lamich Kirabo, Penny Lane, Africa Perez, Carmen Fozzard, Bojana Krsmanović, Mitchell Slaggert, Anne de Paula, Jan Baiboon, Rainer Andreesen, Kate King, Malik Lindo, Malcolm Jackson, Haejin Lee, Moon Young, Ashley Lauren, Angel Chavez, Isabela Grutman, Sabey Dantsira, Davidson Obennebo, Armando Cabral, Jennae Quisenberry, Vanessa Cruz, Pure, Akito Mizutani, Nayara Oliveira, Fernando Lindez, Dachuan Jin, Louis Mayhew, Taras Romanov, Oumar Diouf, Claudio Monteiro, and Nathan Owens.

Wilhelmina serves approximately 3,000 external clients. Wilhelmina’s customer base is highly diversified, with no one customer accounting for more than 1.5% of overall gross revenues. The top 100 clients of Wilhelmina together accounted for approximately 39.1% of overall revenues during 2024.

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

With total annual advertising expenditures on major media (newspapers, magazines, television, cinema, outdoor and Internet) estimated to have exceeded $335 billion in recent years, North America is the world’s largest advertising market.  For the fashion talent management industry, including Wilhelmina, advertising expenditures on television, Internet, magazines, and outdoor are of particular relevance.

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

EMPLOYEES

As of December 31, 2024, the Company had 89 full time employees, 46 of whom were located in New York City, 9 of whom were located at Wilhelmina’s Miami office, 21 of whom were located at Wilhelmina’s Los Angeles office, 11 of whom were located at Wilhelmina’s London office and two of whom were located at the corporate headquarters in Dallas.

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

RISK MANAGEMENT AND STRATEGY

Our cybersecurity risk management program is designed to identify, assess, and manage the cybersecurity risks that are relevant to our business and is integrated into our overall enterprise risk management program.

Our cybersecurity risk management program includes:

•	managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•	receiving and reviewing ongoing assessments to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment from the Company’s outside information technology and information processing vendors (our “IT Providers”) as well as recommendations from those IT Providers;
•	carrying cyber risk insurance that provides protection (as specified in the applicable policies) against certain potential costs and losses arising from a cybersecurity incident; and
•	requiring employees, as well as contractors who have access to our systems or the data of our employees or customers, to treat information as confidential.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Other than our IT Providers who provide general information technology services, assessments, and recommendations including management of cybersecurity processes and associated risk, the Company utilizes Crowd Strike, a well-known cybersecurity service to help mitigate our cybersecurity needs.

GOVERNANCE

Cybersecurity is an important part of our risk management processes and an area of increasing focus for the Company’s Board of Directors and management, with the Audit Committee responsible for the oversight of risks from cybersecurity threats. The Audit Committee periodically receives updates from our Chief Operating Officer, regarding our cybersecurity threat risk management and mitigation strategies covering topics such as data security posture and potentially material cybersecurity threat risks or incidents, as well as the steps management has taken to respond to such risks. Our Chief Operating Officer is a trained Certified Fraud Examiner.

Specifically, our IT Providers communicate directly with our Chief Operating Officer on a real-time basis regarding current and emerging material cybersecurity threat risks that are identified during the provision of their various services. Additionally, certain of the Company’s IT Providers provide applications and services, such as Crowd Strike, to assist in our cybersecurity measures, with reports and incident notifications, if any, directed to the attention of our COO, as well. In this way, management remains informed about and can monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents and can raise a material issue immediately to the Audit Committee with more routine security matters reserved for presentation at their regular meetings.

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

The following table summarizes information with respect to the material facilities of the Company for leased office space and model apartments:

Description of Property	Area (sq. feet)	Lease Expiration

Office for California-based operations – Los Angeles, CA	3,887	January 31, 2027
Office for Florida-based operations – Miami, FL	1,113	May 31, 2028
Office for London-based operations – London, UK	995	July 19, 2025
Office for New York-based operations – New York, NY	7,847	May 31, 2030
One model apartment – London, UK	1,400	April 30, 2025
Two model apartments – New York, NY	2,400	May 31, 2025
One model apartment – Miami, FL	810	May 31, 2028

For the model apartments in New York, Miami, and London, the Company expects to roll the previous leases over on a month-to-month basis under the same terms. The Company is currently finalizing alternative office space for the London base of operations and will not be renewing the current lease at expiration.

ITEM 3.	LEGAL PROCEEDINGS

The disclosures required for this Item 3 Legal Proceedings are provided in Note 5 to the Company’s Notes to Consolidated Financial Statements, below.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock currently is quoted on the OTCQX market under the trading symbol “WHLM,” where it has been listed since February 12, 2025. The Company’s common stock was previously listed on the Nasdaq Capital Market until our Board of Directors made the determination on December 20, 2024, to voluntarily delist those shares. December 27, 2024 was the last trading day on Nasdaq. As of March 27, 2025 there were 4,919,844 shares of the Company’s common stock outstanding on OTC markets held by 436 holders of record. Any over-the-counter market quotations on the OTC markets reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans as of December 31, 2024. All outstanding options under the previous equity compensation plans were forfeited in the year ending December 31, 2024.

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Issuer Repurchases

On February 18, 2025, the Board of Directors approved the purchase of 237,500 shares of the Company’s Common Stock pursuant to a Share Repurchase Agreement, which closed on February 28, 2025 (the “2025 Share Repurchase”) Through the 2025 Share Repurchase we re-acquired 237,500 shares of our Common Stock at a price of $3.75 per share, for a total price of $890,625, which we funded through cash on hand.

During 2012, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”) whereby the Company could repurchase up to 500,000 shares of its outstanding common stock. During 2013, the Board of Directors renewed and extended the Company’s share repurchase authority under the Repurchase Program to enable it to repurchase up to an aggregate of 1,000,000 shares of common stock. In 2016, the Board of Directors increased by an additional 500,000 shares the number of shares of the Company’s common stock which may be repurchased under the Repurchase Program to an aggregate of 1,500,000 shares. The shares may be repurchased from time to time in the open market or through privately negotiated transactions at prices the Company deems appropriate. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. To date, the Company has repurchased an aggregate of 1,314,694 shares of common stock under the Repurchase Program at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the Repurchase Program. During the year and quarter ended December 31, 2024, no shares were repurchased under this program. Since, the 2025 Share Repurchase was effected independently of the Repurchase Program, the repurchase of an additional 185,306 shares is presently authorized under the Repurchase Program.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock during the past two completed fiscal years, but may decide to do so in the future depending on an evaluation of the Company’s cash needs and best uses of shareholders’ capital.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the calendar years ended December 31, 2024 and 2023. This section should be read in conjunction with the Company’s consolidated financial statements and the notes thereto that are incorporated herein by reference and the other financial information included herein and the notes thereto.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2024 COMPARED TO YEAR ENDED DECEMBER 31, 2023

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

Analysis of Consolidated Statements of Income

For the Years Ended December 31, 2024 and 2023

(in thousands)	2024	2023
Service revenues	17,580	17,182
License fees and other income	30	30
TOTAL REVENUES	17,610	17,212

Salaries and service costs	12,139	11,481
Office and general expenses	3,714	3,830
Amortization and depreciation	177	208
Corporate overhead	880	965
OPERATING INCOME	700	728
OPERATING MARGIN	4.0%	4.2%
Foreign exchange (gain) loss	7	106
Interest income	(345)	(76)
Interest expense	11	7
INCOME BEFORE INCOME TAXES	1,027	691
Current income tax expense	(271)	(28)
Deferred tax benefit (expense)	(142)	(230)
Effective tax rate	40.2%	37.3%
NET INCOME	614	433

Supplemental Non-GAAP Information

(in thousands)	2024	2023
Gross billings	67,222	65,936
EBITDA	870	830
Adjusted EBITDA	888	1,020
Pre-Corporate EBITDA	1,767	1,985

(See page 13) for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information. Certain prior period Gross billings amounts have been reclassified to conform to the current period presentation.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The revenue increase of 2.3% for the year ended December 31, 2024, when compared to the year ended December 31, 2023, was primarily due to increased commissions from model bookings.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees were unchanged for the year ended December 31, 2024, when compared to the year ended December 31, 2023.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and travel and entertainment expenses required to deliver the Company’s services to its clients and talents. The 5.7% increase in salaries and service costs for the year ended December 31, 2024, when compared to the year ended December 31, 2023, was primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, advertising and promotion, insurance expenses, administration and technology cost.  During the year ended December 31, 2024, office and general expenses decreased 3.0% when compared to the year ended December 31, 2023, primarily due to decreased bad debts expense, computer and office expenses, insurance and licenses and fees, partially offset by increased legal and bank fees.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture and finance leases. Amortization and depreciation expense decreased by 14.9% for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to decreased depreciation of capitalized furniture and leasehold assets at the Company’s New York City office. Fixed asset purchases (mostly related to furniture, leasehold improvements, and computer equipment) totaled approximately $26 thousand in 2024 and $165 thousand in 2023.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 8.8% for the year ended December 31, 2024, when compared to the year ended December 31, 2023, primarily due to cost savings associated with the change of auditors in the second quarter of 2023.

Operating Income and Operating Margin

Operating income was $0.7 million and operating margin was 4.0% for the year ended December 31, 2024, compared to operating income of $0.7 million and operating margin of 4.2% for the year ended December 31, 2023. These declines were primarily the result of the increase in operating expenses outpacing the increase in revenues.

Foreign Currency Exchange

The Company realized a loss of $7 thousand from foreign currency exchange during the year ended December 31, 2024, compared to a loss of $106 thousand from foreign currency exchange during the year ended December 31, 2023. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Income

Interest income for both years ended December 31, 2024 and December 31, 2023 were primarily attributable to interest earned on United States treasury securities. Interest income is recognized on an accrual basis. Interest income was $345 thousand for the year ended December 31, 2024, compared to $76 thousand during the year ended December 31, 2023.

Interest Expense

Interest expense for the years ended December 31, 2024 and December 31, 2023 was primarily attributable to accrued interest on finance leases. See, “Liquidity and Capital Resources.”

Income before Income Taxes

Income before income taxes increased to $1.03 million for the year ended December 31, 2024, compared to income of $0.69 million for the year ended December 31, 2023. The higher pre-tax income in 2024 was primarily attributable to interest income on United States treasury securities with stable year over year operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of foreign taxes and income being attributable to certain states in which it operates. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible for U.S. federal tax purposes. The Company had income tax expense of $0.4 million in 2024 compared to $0.3 million of income tax expense in 2023.

The company currently does not hold any deferred tax assets. The Company will continue to assess the evidence used to determine the need for a valuation allowance and may reinstate the valuation allowance in future periods if warranted by changes in estimated future income and other factors.

Net Income

The Company had net income of $0.6 million for the year ended December 31, 2024, compared to net income of $0.4 million for the year ended December 31, 2023. The increase in net income was primarily due to the increase in interest income in 2024.

Gross Billings

Gross billings is a non-GAAP financial measure that represents the gross amount billed to customers on behalf of its clients (models and talent) for services performed. Gross billings increased 2.0% for the year ended December 31, 2024, when compared to the year ended December 31, 2023, primarily due to a greater increase in Core model bookings, partially offset by the decrease in Aperture divisions bookings. (See page 13) for more information regarding non-GAAP financial measures.

Liquidity and Capital Resources

The Company’s cash balance increased to $8.5 million at December 31, 2024 from $6.1 million at December 31, 2023. The cash balance increased primarily as a result of $2.6 million net cash provided by operating activities, $65 thousand cash used in investing activities, $32 thousand cash used in financing activities, and the $57 thousand negative effect of exchange rate on cash flow.

Net cash provided by operating activities of $2.6 million was primarily the result of decreases in accounts receivable and right of use assets and increases in accounts payable, accrued liabilities and deferred income taxes, partially offset by decreases in amounts due to models and lease liabilities. The $65 thousand cash used in investing activities was attributable to purchases of short term investments and property and equipment, including furniture and fixtures, leasehold improvements, software and computer equipment, mostly offset by maturities of short term investments. The $32 thousand cash used in financing activities was attributable to payments on finance leases.

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

(in thousands)	2024	2023
Total revenues	$17,610	$17,212
Model costs	49,612	48,724
Gross Billings	$67,222	$65,936

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

(in thousands)	2024	2023
Net income	$614	$433
Interest income	(345)	(76)
Interest expense	11	7
Income tax expense	413	258
Amortization and depreciation	177	208
EBITDA	$870	$830
Foreign exchange loss (gain)	7	106
Share based payment expense	10	84
Adjusted EBITDA	$887	$1,020
Corporate overhead	880	965
Pre-Corporate EBITDA	$1,767	$1,985

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer adopted or terminated any Rule 10b(5)-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K.

The Company’s Code of Ethics clearly states the Company’s policy prohibiting the Company’s employees, officers and directors from trading in securities of the Company or any other company while in possession of  material non-public information about the Company or other companies, including our suppliers and customers, as well as from communicating such information to others who might trade on the basis of that information.

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

2.       Financial Statement Schedules:

The information required by this item is not applicable.

3.       Exhibits:

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form S-1/A, filed January 30, 2012).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K, filed July 15, 2014).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed July 12, 2017).

3.4	Amended and Restated Bylaws of Wilhelmina International, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 24, 2011).

4.1	Form of Stock Certificate of Common Stock of Billing Concepts Corp. (incorporated by reference from Exhibit 4.1 to Form 10-Q, filed May 15, 1998).

*10.1	Wilhelmina International, Inc. 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2015).

*10.2	Form of Stock Option Grant Agreement (incorporated by reference from Exhibit 10.21 to Form 10-K filed March 23, 2017).

*10.3	Letter agreement dated April 15, 2025 between Wilhelmina International, Inc. and Gaurav Pahwa (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 19, 2024).

14.1	Registrant’s Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 26, 2024).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Form 10-K filed on March 16, 2022).

31.1	Certification of Principal Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Principal Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Principal Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Principal Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

97.1	Policy Related to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to Form 10-K filed on March 26, 2024)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*       Includes compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: March 27, 2025	By:	/s/ Mark E. Schwarz
	Name	Mark E. Schwarz
	Title:	Executive Chairman (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2025.

/s/ Mark E. Schwarz	Director and
Mark E. Schwarz	Executive Chairman (principal executive officer)

/s/ Gaurav Pahwa	Chief Financial Officer,
Gaurav Pahwa	Chief Operating Officer (principal financial officer)

/s/ James A. Dvorak	Director
James A. Dvorak

/s/ Mark E. Pape	Director
Mark E. Pape

/s/ Aimee J. Nelson	Director
Aimee J. Nelson

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Wilhelmina International, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wilhelmina International, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each year ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Trademarks and Trade Name Impairment Assessment

Critical Audit Matter Description

As described in Note 2 of the financial statements, the Company’s trademarks and trade name are tested for impairment at least annually. The Company elected not to perform the qualitative assessment (Step 0) in connection with testing its trademarks and trade name for impairment. Instead, a quantitative assessment (Step 1) was performed using the royalty-relief method, which is based upon projected revenues and estimated royalty and discount rates. The determination of the fair value of the trademarks and trade name requires management to make significant estimates and assumptions related to forecasts of future revenues and royalty and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the trademarks and trade name and the amount of any impairment expense recognized.

We identified the Step 1 trademarks and trade name impairment assessment as a critical audit matter, as auditing management’s judgments regarding forecasts for future revenue and royalty and discount rates involve a high degree of subjectivity and an increased extent of audit effort, including the need to involve our external fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the critical audit matter included the following:

•	We obtained an understanding and evaluated the design and implementation of internal controls over the estimates and assumptions used by management in the determination of the fair value of the trademarks and trade name including controls addressing:

o	Review and approval of key assumptions and inputs, including financial projections, projected growth rates of revenues, capitalization, royalty and discount rates, and peer information used in the model.
o	The completeness and accuracy of the model.

•	We performed, with the assistance of an auditor employed valuation specialist, substantive procedures on management’s estimates and assumptions used in determining the fair value of the trademarks and trade name including:

o	We evaluated the reasonableness of management’s forecasts of future revenues by comparing these forecasts to historical operating results and industry data and considered whether such assumptions were consistent with evidence obtained in the other areas of the audit.
o	We tested the mathematical accuracy of the model, as well as the completeness and accuracy of the information used in it.
o	We evaluated the appropriateness of the methodology used, as well as the capitalization, royalty and discount rate assumptions.
o	We evaluated the reasonableness of management’s royalty rate, net of support costs rate, by developing an independent range using guideline royalty rate data.
o	We performed a retrospective review of the Company’s prior year forecasted revenue using the current year’s actual operating results and considered management’s ability to reasonably forecast and project revenue without bias.
o	We performed a sensitivity analysis of the royalty rate and discount rates to evaluate the changes in the fair value of the trademarks and trade name that would result from such changes in the assumptions.

We have served as the Company's auditor since 2023.

/s/ Bodwell Vasek Wells DeSimone LLP

Dallas, Texas

March 27, 2025

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

(In thousands, except share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,525	$6,117
Short term investments	6,940	6,596
Accounts receivable, net of allowance for doubtful accounts of $1,829 and $1,901, respectively	7,388	8,505
Prepaid expenses and other current assets	167	203
Total current assets	23,020	21,421

Property and equipment, net of accumulated depreciation of $672 and $534, respectively	208	320
Right of use assets-operating	2,752	3,457
Right of use assets-finance	116	152
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	299	301

TOTAL ASSETS	$42,409	$41,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,817	$3,941
Due to models	7,584	7,645
Lease liabilities – operating, current	763	712
Lease liabilities – finance, current	35	32
Total current liabilities	13,199	12,330

Long term liabilities:
Deferred income tax, net	1,357	1,215
Lease liabilities – operating, non-current	2,302	3,102
Lease liabilities – finance, non-current	88	122
Total long-term liabilities	3,747	4,439

Total liabilities	16,946	16,769

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at December 31, 2024 and December 31, 2023	65	65
Treasury stock, 1,314,694 shares at December 31, 2024 and December 31, 2023, at cost	(6,371)	(6,371)
Additional paid-in capital	88,864	88,854
Accumulated deficit	(56,662)	(57,276)
Accumulated other comprehensive loss	(433)	(376)
Total shareholders’ equity	25,463	24,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,409	$41,665

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2024 and 2023

(In thousands, except per share data)

	2024	2023
Revenues:
Service revenues	$17,580	$17,182
License fees and other income	30	30
Total revenues	17,610	17,212

Operating expenses:
Salaries and service costs	12,139	11,481
Office and general expenses	3,714	3,830
Amortization and depreciation	177	208
Corporate overhead	880	965
Total operating expenses	16,910	16,484
Operating income	700	728

Other expense (income):
Foreign exchange loss	7	106
Interest income	(345)	(76)
Interest expense	11	7
Total other expense (income)	(327)	37

Income before provision for income taxes	1,027	691

Provision for income taxes:
Current	(271)	(28)
Deferred	(142)	(230)
Provision for income taxes, net	(413)	(258)

Net income	$614	$433

Other comprehensive income (loss):
Foreign currency translation adjustment	(57)	168
Total comprehensive income	$557	$601

Basic net income per common share	$0.12	$0.08
Diluted net income per common share	$0.12	$0.08

Weighted average common shares outstanding-basic	5,157	5,157
Weighted average common shares outstanding-diluted	5,157	5,157

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

(In thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	6,472	$65	(1,315)	$(6,371)	$88,770	$(57,709)	$(544)	$24,211
Share-based payment expense	–	–	–	–	84	–	–	84
Net income to common shareholders	–	–	–	–	–	433	–	433
Foreign currency translation	–	–	–	–	–	–	168	168
Balances at December 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,854	$(57,276)	$(376)	$24,896
Share-based payment expense	–	–	–	–	10	–	–	10
Net income to common shareholders	–	–	–	–	–	614	–	614
Foreign currency translation	–	–	–	–	–	–	(57)	(57)
Balances at December 31, 2024	6,472	$65	(1,315)	$(6,371)	$88,864	$(56,662)	$(433)	$25,463

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

(In thousands)

	Year Ended
	2024	2023
Cash flows from operating activities:
Net income	$614	$433
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	177	208
Share based payment expense	10	84
Loss on foreign exchange rates	7	106
Deferred income taxes	142	230
Bad debt expense	50	139
Changes in operating assets and liabilities:
Accounts receivable	756	647
Prepaid expenses and other current assets	36	(22)
Right of use assets-operating	705	687
Other assets	2	21
Due to models	(65)	(733)
Lease liabilities-operating	(749)	(460)
Contract liabilities	–	(270)
Accounts payable and accrued liabilities	876	(365)
Net cash provided by operating activities	2,561	705

Cash flows from investing activities:
Purchases of property and equipment	(26)	(165)
Purchases of short term investments	(18,069)	(7,006)
Maturities of short term investments	18,030	480
Net cash used in investing activities	(65)	(6,691)

Cash flows from financing activities:
Payments on finance leases	(31)	(63)
Net cash used in financing activities	(31)	(63)

Foreign currency effect on cash flows	(57)	168

Net change in cash and cash equivalents:	2,408	(5,881)
Cash and cash equivalents, beginning of year	6,117	11,998
Cash and cash equivalents, end of year	$8,525	$6,117

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$103	$156

The accompanying notes are an integral part of these consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Service revenues from international sales accounted for 6.9% and 6.7% of the Company’s consolidated services revenues for the years ended December 31, 2024 and 2023, respectively.

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

Short Term Investments

Short-term investments with maturities over three and up to twelve months are recorded in short-term investments. The Company’s short term investments at December 31, 2024 and 2023 were held in United States Treasury securities and were classified within Level 1 of the fair value hierarchy. Interest income on short-term investments is recognized on an accrual basis.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in several different financial institutions in New York, Los Angeles, Miami, and London. Balances in accounts other than “noninterest-bearing transaction accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At December 31, 2024, the Company had cash balances in excess of FDIC insurance coverage of approximately $7.1 million. Balances in London accounts are covered by Financial Services Compensation Scheme (“FSCS”) limits of £75 thousand or approximately $0.1 million per institution. At December 31, 2024, the Company had cash balances in excess of FSCS coverage of approximately $0.1 million. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of clients and their dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that impairment has occurred, the amount of the impairment is charged to operations. No such events or changes in circumstances were noted for the years ended December 31, 2024 and 2023.

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

There were no changes to the $7.5 million carrying amount of goodwill during 2023 or 2024. There were no changes to the carrying amount of $8.5 million trademarks and trade names intangible assets during 2023 or 2024.

No asset impairment charges were incurred relating to the Company’s goodwill or intangible assets during 2023 and 2024.

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

At least annually, the Company assesses whether the carrying value of its goodwill and intangible assets exceeds their fair value and, if necessary, records an impairment loss equal to any such excess. Declines in the Company’s stock price could result in future goodwill impairment charges. The Company sometimes utilizes an independent valuation specialist to assist with the determination of fair value. Each interim reporting period, the Company assesses whether events or circumstances have occurred which indicate that the carrying amount of an intangible asset exceeds its fair value. If the carrying amount of the intangible asset exceeds its fair value, an asset impairment charge will be recognized in an amount equal to that excess. No such events or changes in circumstances were noted for the year ended December 31, 2024.

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense, included in office and general expense in the consolidated statements of income and comprehensive income, was $14 thousand and $21 thousand in the years ended December 31, 2024 and 2023, respectively.

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

Accounting for uncertainty in income taxes recognized in an enterprise’s financial statements requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, consideration should be given to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions are subject to change in the future, as a number of years may elapse before a particular matter for which an established reserve is audited and finally resolved. Federal tax returns for tax years 2021 through 2023 remained open for examination as of December 31, 2024.

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

Note 3.  Property and Equipment

Property and equipment at December 31, 2024 and 2023 was comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Furniture and fixtures	$333	$325
Computer and equipment	451	433
Leasehold improvements	96	96
Total	880	854
Less: Accumulated depreciation	(672)	(534)
Property and equipment, net	$208	$320

During 2024, $19 thousand of fully depreciated assets were disposed compared to $0.8 million during 2023. For the years ended December 31, 2024 and 2023, depreciation expense totaled $0.2 million and $0.2 million, respectively.

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

During 2024, $0.04 million of lease payments were classified as amortization expense, and included within cash used in financing activities on the Company’s statement of cash flows. At December 31, 2024, the weighted-average remaining lease term was 4.3 years for operating leases and 3.5 years for finance type leases. At December 31, 2024, the weighted average discount rate was 6.3% for operating leases and 8.0% for finance type leases.

The following table presents additional information regarding the Company’s financing and operating leases for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Finance lease expense
Amortization of ROU assets	$39	$56
Interest on lease liabilities	11	7
Operating lease expense	919	916
Short term lease expense	262	221

Cash paid for amounts included in the measurement of lease liabilities for finance leases
Financing cash flows	43	63

Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	963	681

ROU assets obtained in exchange for lease liabilities
Finance leases	–	123
Operating leases	–	579

As of December 31, 2024, future maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
2025	$922	$43
2026	907	42
2027	575	30
2028	488	25
2029	447	–
Thereafter	186	–
Total	3,525	140
Less: Present value discount	(460)	(19)
Lease liability	$3,065	$123

The following table summarizes future minimum payments under the current lease agreements:

Years Ending December 31	Amount (in thousands)
2025	$965
2026	949
2027	605
2028	513
2029	447
Thereafter	186
Total	$3,665

Rent expense totaled approximately $1.1 million for both years ended December 31, 2024 and 2023.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of December 31, 2024 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 6.  Income Taxes

The following table summarizes the income tax (expense) benefit for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Current:
Federal	$(171)	$40
State	(98)	(61)
Foreign	(2)	(7)
Current Total	(271)	(28)
Deferred:
Federal	(219)	(258)
State	2	(20)
Foreign	75	48
Deferred Total	(142)	(230)
Total	$(413)	$(258)

The income tax (expense) benefit differs from the amount computed by applying the statutory federal and state income tax rates to the net income before income tax. The following table shows the reasons for these differences (in thousands):

	2024	2023
Computed income tax expense at statutory rate	$(290)	$(187)
Decrease (increase) in taxes resulting from:
Permanent and other deductions, net	(20)	55
Forfeiture of stock options, net	(144)	–
Foreign income taxes	75	(61)
State income taxes, net of federal benefit	(65)	(46)
Deferred tax effects	31	(19)
Total income tax (expense) benefit	$(413)	$(258)
Effective tax rate	40.2%	37.3%

The Company’s effective tax rate was 40.2% and 37.3% for the years ended December 31, 2024 and 2023.

Generally, the Company’s combined effective tax rate is high relative to reported income before taxes as a result of certain amortization expense and stock based compensation not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, reversal of existing taxable temporary differences, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. There was no valuation allowance at December 31, 2024.  The Company will continue to assess the evidence used to determine the need for a valuation allowance if warranted by changes in estimated future income and other factors.

The following table shows the tax effect of significant temporary differences, which comprise the deferred tax asset and liability (in thousands):

	2024	2023
Deferred tax asset:
Net operating loss carryforward	$142	$84
Foreign tax credits	–	184
Accrued expenses	736	660
Allowance for doubtful accounts	110	124
Lease liability	821	1,026
Share-based compensation	–	141
Other intangible assets	–	1
Total deferred income tax asset	1,809	2,220
Deferred tax liability:
Property and equipment	(47)	(83)
Right of use asset	(737)	(930)
Intangible assets-trade name	(1,172)	(1,197)
Goodwill	(450)	(455)
Other intangible assets	(760)	(770)
Total deferred income tax liability	(3,166)	(3,435)
Deferred income tax, net	$(1,357)	$(1,215)

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

At December 31, 2023, the Company had $0.1 million U.S. federal net operating loss carryforwards and has $0.2 million of foreign tax credit carryforwards which expire between 2027 and 2031. At December 31, 2024, the Company had $0.1 million U.S. federal net operating loss carryforwards and had no foreign tax credit carryforwards.

The Company does not believe that it had any significant uncertain tax positions at December 31, 2024 and December 31, 2023, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

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

From 2012 through December 31, 2024, the Company repurchased an aggregate of 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases under the stock repurchase program. During the year ended December 31, 2024, no shares were repurchased. The repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

Note 8.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $30 thousand for each of the years ended December 31, 2024 and 2023. The Company did not owe NCM any amounts under the services agreement as of December 31, 2024.

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

Under the 2015 Incentive Plan, no stock option awards were granted during 2024 or 2023. No stock options were exercised during either 2024 or 2023, and all outstanding options were forfeited during the year ended December 31, 2024.

The following table shows a summary of stock option transactions under the 2015 Incentive Plan during 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2023	180,000	$5.93
Granted	–	–
Exercised	–	–
Forfeited or expired	–	–
Outstanding, December 31, 2023	180,000	$5.93
Granted	–	–
Exercised	–	–
Forfeited or expired	(180,000)	5.93
Outstanding, December 31, 2024	–	$–

Weighted average remaining contractual life was 0 years at December 31, 2024 and 4.85 years at December 31, 2023. The exercise price of all stock options was above the market value at December 31, 2023. Therefore, there is no intrinsic value at December 31, 2023.

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

Note 10. Benefit Plans

The Company has established a 401(k) Plan for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan, which provides that participants may make voluntary salary deferral contributions, on a pretax basis, between 1% and 100% of their compensation in the form of voluntary payroll deductions, up to a maximum amount as indexed for cost-of-living adjustments. The Company may make discretionary contributions. No discretionary contributions were made during the years ended December 31, 2024 and 2023.

Note 11. Subsequent Events

On February 18, 2025, the Board of Directors approved the purchase of 237,500 shares of the Company’s Common Stock pursuant to a Share Repurchase Agreement, which closed on February 28, 2025 (the “2025 Share Repurchase). Through the 2025 Share Repurchase, we re-acquired 237,500 shares of our Common Stock at a price of $3.75 per share, for a total price of $890,625, which we funded through cash on hand.

