Form 10-Q
period 2025-03-31
Wilhelmina International, Inc.
filed 2025-05-14
CIK 1013706

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the registrant had 4,919,844 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2025

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,527	$8,525
Short term investments	7,007	6,940
Accounts receivable, net of allowance for doubtful accounts of $1,659 and $1,829, respectively	8,874	7,388
Prepaid expenses and other current assets	280	167
Total current assets	21,688	23,020

Property and equipment, net of accumulated depreciation of $707 and $672, respectively	173	208
Right of use assets-operating	2,569	2,752
Right of use assets-finance	107	116
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	262	299

TOTAL ASSETS	$40,813	$42,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,456	$4,817
Due to models	7,144	7,584
Lease liabilities – operating, current	768	763
Lease liabilities – finance, current	35	35
Total current liabilities	12,403	13,199

Long term liabilities:
Deferred income tax, net	1,396	1,357
Lease liabilities – operating, non-current	2,131	2,302
Lease liabilities – finance, non-current	79	88
Total long term liabilities	3,606	3,747

Total liabilities	16,009	16,946

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at March 31, 2025 and December 31, 2024	65	65
Treasury stock, 1,552,194 shares at March 31, 2025 and 1,314,694 shares at December 31, 2024, at cost	(7,262)	(6,371)
Additional paid-in capital	88,864	88,864
Accumulated deficit	(56,505)	(56,662)
Accumulated other comprehensive loss	(358)	(433)
Total shareholders’ equity	24,804	25,463

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,813	$42,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2025 and 2024

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Service revenues	$4,619	$4,163
License fees and other income	8	8
Total revenues	4,627	4,171

Operating expenses:
Salaries and service costs	3,235	2,966
Office and general expenses	968	835
Amortization and depreciation	45	44
Corporate overhead	226	253
Total operating expenses	4,474	4,098
Operating income	153	73

Other expense (income):
Foreign exchange (income) loss	(2)	7
Interest income	(72)	(86)
Interest expense	2	3
Total other (income) expense	(72)	(76)

Income before provision for income taxes	225	149

Provision for income taxes:
Current	(29)	(12)
Deferred	(39)	(46)
Provision for income taxes, net	(68)	(58)

Net income	157	91

Other comprehensive income (loss):
Foreign currency translation adjustment	75	(30)
Total comprehensive income	$232	$61

Basic net income per common share	$0.03	$0.02
Diluted net income per common share	$0.03	$0.02

Weighted average common shares outstanding-basic	5,083	5,157
Weighted average common shares outstanding-diluted	5,083	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025 and 2024

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,854	$(57,276)	$(376)	$24,896
Share based payment expense	–	–	–	–	10	–	–	10
Net income to common shareholders	–	–	–	–	–	91	–	91
Foreign currency translation	–	–	–	–	–	–	(30)	(30)
Balances at March 31, 2024	6,472	$65	(1,315)	$(6,371)	$88,864	$(57,185)	$(406)	$24,967

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2024	6,472	$65	(1,315)	$(6,371)	$88,864	$(56,662)	$(433)	$25,463
Purchases of Treasury Stock	–	–	(237)	(891)	–	–	–	(891)
Net income to common shareholders	–	–	–	–	–	157	–	157
Foreign currency translation	–	–	–	–	–	–	75	75
Balances at March 31, 2025	6,472	$65	(1,552)	$(7,262)	$88,864	$(56,505)	$(358)	$24,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2025 and 2024

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$157	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	45	44
Share based payment expense	–	10
(Gain) Loss on foreign exchange rates	(2)	7
Deferred income taxes	39	46
Bad debt expense	–	30
Noncash lease expense	17	(18)
Changes in operating assets and liabilities:
Accounts receivable	(1,550)	(191)
Prepaid expenses and other current assets	(113)	(25)
Other assets	36	–
Due to models	(440)	(1,116)
Lease liabilities - finance	–	25
Accounts payable and accrued liabilities	(361)	(219)
Net cash used in operating activities	(2,172)	(1,316)

Cash flows from investing activities:
Purchases of property and equipment	–	(6)
Purchases of short term investments	(1,823)	(6,149)
Maturities of short term investments	1,821	6,150
Net cash used in investing activities	(2)	(5)

Cash flows from financing activities:
Purchases of treasury stock	(891)	–
Payments on finance leases	(8)	(32)
Net cash used in financing activities	(899)	(32)

Foreign currency effect on cash flows:	75	(30)

Net change in cash and cash equivalents:	(2,998)	(1,383)
Cash and cash equivalents, beginning of period	8,525	6,117
Cash and cash equivalents, end of period	$5,527	$4,734

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Wilhelmina International, Inc. (together with its subsidiaries, "Wilhelmina" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, all adjustments considered necessary in order to make the consolidated financial statements not misleading have been included. In the opinion of the Company’s management, the accompanying interim unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations and comprehensive income, statements of shareholders’ equity, and cash flows for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of March 31, 2025 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 5.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported income before taxes as a result of certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, reversal of existing taxable temporary differences, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. There was no valuation allowance at March 31, 2025. The Company will continue to assess the evidence used to determine the need for a valuation allowance if warranted by changes in estimated future income and other factors.

As of March 31, 2025, the Company had $0.1 million U.S. federal income tax loss carryforwards and had no foreign tax credit carryforwards.

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

Under this original stock repurchase program, from 2012 through March 31, 2025, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases. During the first three months of 2025, no shares were repurchased under this previous stock repurchase program, and the repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

On February 18, 2025, the Board of Directors approved the purchase of 237,500 shares of the Company’s Common Stock pursuant to a Share Repurchase Agreement, which closed on February 28, 2025 (the “2025 Share Repurchase”). Through the 2025 Share Repurchase, we re-acquired 237,500 shares of our Common Stock at a price of $3.75 per share for a total price of $890,625, which was funded through cash on hand.

Note 7.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $7.5 thousand for the three months ended both March 31, 2025 and 2024. The Company did not owe NCM any amounts under the services agreement as of March 31, 2025.

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

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	March 31, 2025		December 31, 2024
	Level	Amount	Level	Amount
Cash and cash equivalents
Cash		$5,512		$8,515
Money market funds	1	15	1	10
United States Treasury securities	1	–	1	–
Total		5,527		8,525

Short-term investments
United States Treasury securities	1	7,007	1	6,940
Total		7,007		6,940

Total cash and cash equivalents and short-term investments		$12,534		$15,465

As of March 31, 2025 and December 31, 2024, the fair value of cash equivalents and short-term investments approximated their cost.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three months ended March 31, 2025 and 2024. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Analysis of Consolidated Statements of Operations and Service Revenues

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024	% Change
Service revenues	4,619	4,163	11.0%
License fees and other income	8	8	0%
TOTAL REVENUES	4,627	4,171	10.9%

Salaries and service costs	3,235	2,966	9.1%
Office and general expenses	968	835	15.9%
Amortization and depreciation	45	44	2.3%
Corporate overhead	226	253	(10.7%)
OPERATING INCOME	153	73	109.6%
OPERATING MARGIN	3.3%	1.8%	88.9%
Foreign exchange (gain) loss	(2)	7	128.6%
Interest income	(72)	(86)	(16.3%)
Interest expense	2	3	(33.3%)
INCOME BEFORE INCOME TAXES	225	149	51.0%
Current income tax expense	(29)	(12)	141.7%
Deferred tax expense	(39)	(46)	(15.2%)
Effective tax rate	30.2%	38.9%	(22.4%)
NET INCOME	157	91	72.5%

Supplemental Non-GAAP Information

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024	% Change
Gross Billings	17,789	15,816	12.5%
EBITDA	200	110	81.8%
Adjusted EBITDA	198	127	55.9%
Pre Corporate EBITDA	424	380	11.6%

See pages 15 to 16 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The increase of 11.0% for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, were primarily due to increased commissions from core model bookings.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees remained the same for both the three months ended March 31, 2025 and 2024, primarily due to the aligned timing of income from licensing agreements.

Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 9.1% increase in salaries and service costs during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, were primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, legal expenses, advertising and promotion, insurance expenses, administration and technology cost. The increase in office and general expenses of 15.9% for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, was primarily due to increased legal expense, partially offset by a decrease in bad debts expense, apartments and bank fees.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense increased by 2.3% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to increased depreciation of assets purchased in 2024. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $0 thousand during the three months ended March 31, 2025, compared to $6 thousand for the three months ended March 31, 2024.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 10.7% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to decreased legal costs.

Operating Income and Operating Margin

Operating income was $153 thousand for the three months ended March 31, 2025 compared to $73 thousand in the three months ended March 31, 2024. Operating margin increased to 3.3% for the three months ended March 31, 2025, compared to 1.8% for the three months ended March 31, 2024, due to the increase in revenue outpacing the increase in operating expenses.

Foreign Currency Exchange

The Company realized a $2 thousand foreign currency exchange gain during the three months ended March 31, 2025, and loss of $7 thousand from foreign currency exchange during the three months ended March 31, 2024. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense is primarily attributable to interest on finance leases. Interest expense was $2 thousand for the three months ended March 31, 2025 and $3 thousand for the three months ended March 31, 2024.

Income before Income Taxes

Income before income taxes increased to $225 thousand for the three months ended March 31, 2025, compared to $149 thousand for the three months ended March 31, 2024. The higher pre-tax income in 2025 was primarily due to a increase in operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. The Company had income tax expense of $0.1 million for the three months ended March 31, 2025 and 2024.

Net Income

The Company had net income of $0.2 million for the three months ended March 31, 2025, compared to net income of $0.1 million for the three months ended March 31, 2024. The increase in net income was primarily due to the increase in operating income.

Gross Billings

Gross billings is a non-GAAP financial measure that represents the gross amount billed to customers on behalf of its clients (models and talent) for services performed. Gross billings increased 12.5% for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, primarily due to increased core model bookings with increased bookings at the Aperture division. See below and page 16 for more information regarding non-GAAP financial measures.

Liquidity and Capital Resources

The Company’s cash balance decreased to $5.5 million at March 31, 2025 from $8.5 million at December 31, 2024. The cash balances decreased as a result of $2.2 million net cash used in operating activities, $2 thousand net cash used in investing activities, $0.9 million cash used in financing activities, and the $75 thousand effect of exchange rate on cash flow during the three months ended March 31, 2025.

Net cash used in operating activities of $2.2 million was primarily the result of increases in accounts receivable and prepaid expenses, decreases in amounts due to models, accounts payable and accrued liabilities, and lease liabilities, partially offset by net income and amortization of ROU assets. The $2 thousand cash used in investing activities was attributable to purchases of short term investments. The $899 thousand cash used in financing activities was attributable to the purchase of treasury stock and payments on finance leases.

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

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Total revenues	4,627	4,163
Model costs	13,162	11,653
Gross Billings	17,789	15,816

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

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net income	157	91
Interest income	(72)	(86)
Interest expense	2	3
Income tax expense	68	58
Amortization and depreciation	45	44
EBITDA	200	110
Foreign exchange (gain) loss	(2)	7
Share based payment expense	–	10
Adjusted EBITDA	198	127
Corporate overhead	226	253
Pre-Corporate EBITDA	424	380

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

Under this original stock repurchase program, from 2012 through March 31, 2025, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases. During the first three months of 2025, no shares were repurchased under this previous stock repurchase program, and the repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

On February 18, 2025, the Board of Directors approved the purchase of  237,500 shares of the Company’s Common Stock pursuant to a Share Repurchase Agreement, which closed on February 28, 2025 (the “2025 Share Repurchase”). Through the 2025 Share Repurchase we re-acquired 237,500 shares of our Common Stock at a price of $3.75 per share, for a total price of $890,625, which was funded through cash on hand. The following table provides required disclosure regarding the 2025 Share Repurchase.

January 1 through March 31, 2025	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
February 18, 2025	237,500[1]	$3.75	0[1]	None
TOTAL	237,500	$3.75	0	None

1   All share repurchases for the quarter have been effected pursuant to the 2025 Share Repurchase agreement, and no share repurchases during the quarter were effected under any publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the three months ended March 31, 2025, no director or officer adopted or terminated any Rule 10b(5)-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: May 14, 2025	By:	/s/ Gaurav Pahwa
	Name:	Gaurav Pahwa
	Title:	Chief Financial Officer (principal financial officer)

