Form 10-Q
period 2025-06-30
Wilhelmina International, Inc.
filed 2025-08-13
CIK 1013706

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 4,919,844 shares of common stock outstanding.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2025

PART I

FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,711	$8,525
Short term investments	6,070	6,940
Accounts receivable, net of allowance for doubtful accounts of $1,659 and $1,829, respectively	9,088	7,388
Prepaid expenses and other current assets	223	167
Total current assets	22,092	23,020

Property and equipment, net of accumulated depreciation of $483 and $672, respectively	151	208
Right of use assets-operating	2,770	2,752
Right of use assets-finance	98	116
Trademarks and trade names with indefinite lives	8,467	8,467
Goodwill	7,547	7,547
Other assets	237	299

TOTAL ASSETS	$41,362	$42,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,932	$4,817
Due to models	6,932	7,584
Lease liabilities – operating, current	779	763
Lease liabilities – finance, current	36	35
Total current liabilities	12,679	13,199

Long term liabilities:
Deferred income tax, net	1,299	1,357
Lease liabilities – operating, non-current	2,301	2,302
Lease liabilities – finance, non-current	69	88
Total long term liabilities	3,669	3,747

Total liabilities	16,348	16,946

Shareholders’ equity:
Common stock, $0.01 par value, 9,000,000 shares authorized; 6,472,038 shares issued at June 30, 2025 and December 31, 2024	65	65
Treasury stock, 1,552,194 shares at June 30, 2025 and 1,314,694 shares at December 31, 2024, at cost	(7,262)	(6,371)
Additional paid-in capital	88,864	88,864
Accumulated deficit	(56,394)	(56,662)
Accumulated other comprehensive loss	(259)	(433)
Total shareholders’ equity	25,014	25,463

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,362	$42,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2025 and 2024

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Service revenues	$4,544	$4,584	$9,164	$8,747
License fees	9	7	16	15
Total revenues	4,553	4,591	9,180	8,762

Operating expenses:
Salaries and service costs	3,262	3,047	6,498	6,013
Office and general expenses	945	870	1,912	1,705
Amortization and depreciation	48	44	93	88
Corporate overhead	197	233	422	486
Total operating expenses	4,452	4,194	8,925	8,292
Operating income	101	397	255	470

Other expense (income):
Foreign exchange (income) loss	–	7	(2)	14
Interest income	(67)	(87)	(139)	(173)
Interest expense	2	3	5	6
Total other (income) expense	(65)	(77)	(136)	(153)

Income before provision for income taxes	166	474	391	623

Provision for income taxes:
Current	(152)	(4)	(181)	(16)
Deferred	97	(223)	58	(269)
Provision for income taxes, net	(55)	(227)	(123)	(285)

Net income	111	247	268	338

Other comprehensive income (loss):
Foreign currency translation adjustment	99	4	174	(26)
Total comprehensive income	$210	$251	$442	$312

Basic net income per common share	$0.02	$0.05	$0.05	$0.07
Diluted net income per common share	$0.02	$0.05	$0.05	$0.07

Weighted average common shares outstanding-basic	4,920	5,157	5,001	5,157
Weighted average common shares outstanding-diluted	4,920	5,157	5,001	5,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

(Unaudited)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	6,472	$65	(1,315)	$(6,371)	$88,854	$(57,276)	$(376)	$24,896
Share based payment expense	–	–	–	–	10	–	–	10
Net income to common shareholders	–	–	–	–	–	91	–	91
Foreign currency translation	–	–	–	–	–	–	(30)	(30)
Balances at March 31, 2024	6,472	65	(1,315)	(6,371)	88,864	(57,185)	(406)	24,967
Share based payment expense	–	–	–	–	–	–	–	–
Net income to common shareholders	21	–	–	–	–	247	–	247
Foreign currency translation	–	–	–	–	–	–	4	4
Balances at June 30, 2024	6,472	$65	(1,315)	$(6,371)	$88,864	$(56,938)	$(402)	$25,218

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2024	6,472	$65	(1,315)	$(6,371)	$88,864	$(56,662)	$(433)	$25,463
Purchases of Treasury Stock	–	–	(237)	(891)	–	–	–	(891)
Net income to common shareholders	–	–	–	–	–	157	–	157
Foreign currency translation	–	–	–	–	–	–	75	75
Balances at March 31, 2025	6,472	65	(1,552)	(7,262)	88,864	(56,505)	(358)	24,804
Purchases of Treasury Stock	–	–	–	–	–	–	–	–
Net income to common shareholders	21	–	–	–	–	111	–	111
Foreign currency translation	–	–	–	–	–	–	99	99
Balances at June 30, 2025	6,472	$65	(1,552)	$(7,262)	$88,864	$(56,394)	$(259)	$25,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILHELMINA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2025 and 2024

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$268	$338
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	93	88
Share based payment expense	–	10
(Gain) loss on foreign exchange rates	(2)	14
Deferred income taxes	(58)	269
Bad debt expense	–	50
Noncash lease expense	(3)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(1,826)	(928)
Prepaid expenses and other current assets	(56)	98
Other assets	62	2
Due to models	(653)	(835)
Accounts payable and accrued liabilities	115	104
Net cash used in operating activities	(2,060)	(823)

Cash flows from investing activities:
Purchases of property and equipment	(16)	(17)
Purchases of short term investments	(1,823)	(7,173)
Maturities of short term investments	2,820	7,650
Net cash provided by investing activities	981	460

Cash flows from financing activities:
Purchases of treasury stock	(891)	–
Payments on finance leases	(18)	(16)
Net cash used in financing activities	(909)	(16)

Foreign currency effect on cash flows:	174	(26)

Net change in cash and cash equivalents:	(1,814)	(405)
Cash and cash equivalents, beginning of period	8,525	6,117
Cash and cash equivalents, end of period	$6,711	$5,712

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$228	$26

Noncash investing and financing activities
Right of use assets and lease liabilities - operating	$387	$–

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

The Company believes the claims asserted in the Shanklin Litigation and Pressley Litigation are without merit and intends to continue to vigorously defend the actions. Nonetheless, an adverse outcome in either case is at least reasonably possible. However, the Company is presently unable to reasonably estimate the amount or range of possible loss in either case. Therefore, no amount has been accrued as of June 30, 2025 related to these matters.

In addition to the legal proceedings disclosed herein, the Company is also engaged in various legal proceedings that are routine in nature and incidental to its business. None of these routine proceedings, either individually or in the aggregate, are believed likely, in the Company's opinion, to have a material adverse effect on its consolidated financial position or its results of operations.

Note 5.  Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported income before taxes as a result of certain amortization expense, stock based compensation, and corporate overhead not being deductible and income being attributable to certain states in which it operates. In recent years, the majority of taxes paid by the Company were state and foreign taxes, not U.S. federal taxes. The Company operates in three states which have relatively high tax rates: California, New York, and Florida. Realization of net operating loss carryforwards, foreign tax credits, and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets are reviewed for expected utilization by assessing the available positive and negative factors surrounding recoverability, including projected future taxable income, reversal of existing taxable temporary differences, tax-planning strategies, and results of recent operations. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. There was no valuation allowance at June 30, 2025. The Company will continue to assess the evidence used to determine the need for a valuation allowance if warranted by changes in estimated future income and other factors.

As of June 30, 2025, the Company had $0.2 million U.S. federal income tax loss carryforwards and had no foreign tax credit carryforwards.

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

Under this original stock repurchase program, from 2012 through June 30, 2025, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases. During the first six months of 2025, no shares were repurchased under this previous stock repurchase program, and the repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

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

On March 27, 2025, the Company’s Board of Directors approved a Reverse/Forward Stock Split, which was subsequently approved by the Company’s stockholders at the Annual Meeting held on June 9, 2025. The transaction consists of a reverse stock split at a ratio of 1-for-1,000, followed immediately by a forward stock split at a ratio of 1,000-for-1. As a result, stockholders who would otherwise hold fewer than one share in the aggregate following the reverse split will be cashed out and receive a payment in lieu of fractional shares. Stockholders who would own one or more shares after the reverse split will temporarily hold fractional shares, which will be restored to their original share count through the forward split. This structure allows the Company to reduce the number of record holders with small positions, resulting in cost savings by lowering administrative expenses, including transfer agent fees, printing, mailing, and other stockholder-related costs.

As described in the Company’s proxy statement, the Reverse/Forward Stock Split is intended to generate ongoing efficiencies and offer a cost-effective liquidity opportunity to stockholders holding fewer than 1,000 shares, who would otherwise incur disproportionate brokerage fees to liquidate their holdings. The Board, in consultation with management and legal counsel, determined that the transaction is fair and in the best interests of the Company and all of its stockholders.

The Company is currently in the process of clearing the required notification with the Financial Industry Regulatory Authority (FINRA). Once cleared, the Board will establish a record date and coordinate an effective date for the transaction. As of the date of this filing, there has been no impact to the number of issued and outstanding shares or to any per-share amounts. The effect on share count and per-share financial metrics will depend on the number of stockholders cashed out as a result of the reverse split.

Note 7.  Related Parties

The Executive Chairman of the Company, Mark E. Schwarz, is also the chairman, chief executive officer and portfolio manager of Newcastle Capital Management, L.P. (“NCM”). NCM is the general partner of Newcastle Partners L.P. (“Newcastle”), which is the largest shareholder of the Company.

The Company’s corporate headquarters are located at the offices of NCM. The Company utilizes NCM facilities on a month-to-month basis at $2.5 thousand per month, pursuant to a services agreement entered into between the parties. The Company incurred expenses pursuant to the services agreement totaling $15 thousand for the six months ended both June 30, 2025 and 2024. The Company did not owe NCM any amounts under the services agreement as of June 30, 2025.

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

The following table presents the fair value of the Company’s cash and cash equivalents and short-term investments and their corresponding level within the fair value hierarchy:

	June 30, 2025		December 31, 2024
	Level	Amount	Level	Amount
Cash and cash equivalents
Cash		$5,693		$8,515
Money market funds	1	1,018	1	10
United States Treasury securities	1	–	1	–
Total		$6,711		$8,525

Short-term investments
United States Treasury securities	1	$6,070	1	$6,940
Total		$6,070		6,940

Total cash and cash equivalents and short-term investments		$12,781		$15,465

As of June 30, 2025 and December 31, 2024, the fair value of cash equivalents and short-term investments approximated their cost.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the interim unaudited consolidated financial condition and results of operations for the Company and its subsidiaries for the three and six months ended June 30, 2025 and 2024. It should be read in conjunction with the financial statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Analysis of Consolidated Statements of Operations and Service Revenues

(in thousands)
	Three Months Ended				Six Months Ended
	June 30	June 30	% Change		June 30	June 30	% Change
	2025	2024	2025 vs 2024		2025	2024	2025 vs 2024
Service revenues	4,544	4,584	(0.9%	)	9,164	8,747	4.8%
License fees and other income	9	7	28.6%		16	15	6.7%
TOTAL REVENUES	4,553	4,591	(0.8%	)	9,180	8,762	4.8%

Salaries and service costs	3,262	3,047	7.1%		6,498	6,013	8.1%
Office and general expenses	945	870	8.6%		1,912	1,705	12.1%
Amortization and depreciation	48	44	9.1%		93	88	5.7%
Corporate overhead	197	233	(15.5%	)	422	486	(13.2%	)
OPERATING INCOME	101	397	(74.6%	)	255	470	(45.7%	)
OPERATING MARGIN	2.2%	8.6%	(74.4%	)	2.8%	5.4%	(48.1%	)
Foreign exchange (income) loss	–	7	(100.0%	)	(2)	14	(114.3%	)
Interest income	(67)	(87)	(23.0%	)	(139)	(173)	(19.7%	)
Interest expense	2	3	(33.3%	)	5	6	(16.7%	)
INCOME BEFORE INCOME TAXES	166	474	(65.0%	)	391	623	(37.2%	)
Current income tax expense	(152)	(4)	3700.0%		(181)	(16)	1031.3%
Deferred tax expense	97	(223)	(143.5%	)	58	(269)	(121.6%	)
Effective tax rate	33.1%	47.9%	(30.9%	)	31.5%	45.7%	(31.1%	)
NET INCOME	111	247	(55.1%	)	268	338	(20.7%	)

Supplemental Non-GAAP Information

(in thousands)
	Three Months Ended				Six Months Ended
	June 30	June 30	% Change		June 30	June 30	% Change
	2025	2024	2025 vs 2024		2025	2024	2025 vs 2024
Gross Billings	18,328	16,976	8.0%		36,117	32,799	10.1%
EBITDA	149	434	(65.7%	)	350	544	(35.7%	)
Adjusted EBITDA	149	441	(66.2%	)	348	568	(38.7%	)
Pre Corporate EBITDA	346	674	(48.7%	)	770	1,054	(26.9%	)

See pages 17 to 18 for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures and for other important information.

Service Revenues

The Company’s service revenues fluctuate in response to its clients’ willingness to spend on advertising and the Company’s ability to have the desired talent available. The 0.9% decrease and 4.8% increase for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, were primarily due to increased commissions from core model bookings offset by higher percentage of model costs for the three months ended June 30, 2025.

License Fees and Other Income

License fees and other income include franchise revenues from independently owned model agencies that use the Wilhelmina trademark and various services provided by the Company. License fees increased by 28.6% and 6.7% for the three and six months ended June 30, 2025 and 2024, primarily due to the expansion of an existing licensing agreement, which resulted in higher minimum guarantees, contributing incremental revenue during the period.

 Salaries and Service Costs

Salaries and service costs consist of payroll related costs and T&E required to deliver the Company’s services to its clients and talents. The 7.1% and 8.1% increase in salaries and service costs during the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, were primarily due to personnel hires and payroll changes to better align Wilhelmina staffing with the needs of each office and geographical region.

Office and General Expenses

Office and general expenses consist of office and equipment rents, legal expenses, advertising and promotion, insurance expenses, administration and technology cost. The increase in office and general expenses of 8.6% and 12.1% for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, was primarily due to increased legal expense, partially offset by a decrease in bad debts expense, apartments and bank fees.

Amortization and Depreciation

Amortization and depreciation expense is incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, and finance leases. Amortization and depreciation expense increased by 9.1% and 5.7% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to increased depreciation of assets purchased in 2024. Fixed asset purchases (mostly related to technology and computer equipment) totaled approximately $16 for both the three and six months ended June 30, 2025, compared to $10 thousand and $17 thousand for the three and six months ended June 30, 2024.

Corporate Overhead

Corporate overhead expenses include director and executive officer compensation, legal, audit and professional fees, corporate office rent and travel. Corporate overhead decreased by 15.5% and 13.2% for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to decreased legal costs and stock exchange fees.

Operating Income and Operating Margin

Operating income was $101 thousand and $255 thousand for the three and six months ended June 30, 2025 compared to $397 thousand and $470 thousand in the three and six months ended June 30, 2024. As a result, operating margin decreased to 2.2% and 2.8% for the three and six months ended June 30, 2025, compared to 8.6% and 5.4% for the three and six months ended June 30, 2024, due to the increase in operating expenses and decrease in net revenue.

Foreign Currency Exchange

The Company realized a $0 thousand and $2 thousand foreign currency exchange gain during the three and six months ended June 30, 2025, and loss of $7 thousand and $14 thousand from foreign currency exchange during the three and six months ended June 30, 2024. Foreign currency gain and loss is due to fluctuations in currencies from Great Britain, Europe, and Latin America.

Interest Expense

Interest expense is primarily attributable to interest on finance leases. Interest expense was $2 thousand and $5 thousand for the three and six months ended June 30, 2025 and $3 thousand and $6 thousand for the three and six months ended June 30, 2024.

Income before Income Taxes

Income before income taxes decreased to $166 thousand and $391 thousand for the three and six months ended June 30, 2025, compared to $474 thousand and $623 thousand for the three and six months ended June 30, 2024. The lower pre-tax income in 2025 was primarily due to a decrease in operating income.

Income Taxes

Generally, the Company’s combined effective tax rate is high relative to reported net income as a result of amortization expense, foreign taxes, and corporate overhead not being deductible and income being attributable to certain states in which it operates. The Company operates in three states, which have relatively high tax rates: California, New York, and Florida. In addition, foreign taxes in the United Kingdom related to our London office are not deductible from U.S. federal taxes. The Company had income tax expense of $0.1 million for the three and six months ended June 30, 2025, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2024.

Net Income

The Company had net income of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, compared to net income of $0.2 million and $0.3 million for the three and six months ended June 30, 2024. The decrease in net income was primarily due to the decrease in operating income.

Gross Billings

Gross billings is a non-GAAP financial measure that represents the gross amount billed to customers on behalf of its clients (models and talent) for services performed. Gross billings increased 8.0% and 10.1% for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, primarily due to increased core model bookings with increased bookings at the Aperture division. See pages 17 and 18 for more information regarding non-GAAP financial measures.

Liquidity and Capital Resources

The Company’s cash balance decreased to $6.7 million at June 30, 2025 from $8.5 million at December 31, 2024. The cash balances decreased as a result of $2.1 million net cash used in operating activities, $1.0 million net cash provided by investing activities, $0.9 million cash used in financing activities, and the $174 thousand effect of exchange rate on cash flow during the six months ended June 31, 2025.

Net cash used in operating activities of $2.1 million was primarily the result of increases in accounts receivable and prepaid expenses and decreases in amounts due to models, partially offset by net income and an increase in accounts payable and accrued liabilities. The $1.0 million cash provided by investing activities was attributable to maturities of short term investments partially offset by the purchases of short term investments. The $0.9 million cash used in financing activities was attributable to the purchase of treasury stock and payments on finance leases.

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

Gross Billings

The following is a tabular reconciliation of the non-GAAP financial measure Gross Billings to GAAP total revenues, which the Company believes to be the most comparable GAAP measure.

(in thousands)	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2025	2024	2025	2024
Total Revenues	4,553	4,591	9,180	8,762
Model Costs	13,775	12,385	26,937	24,037
Gross Billings	18,328	16,976	36,117	32,799

Model costs include amounts owed to talent, including taxes required to be withheld and remitted directly to taxing authorities, commissions owed to other agencies, and related costs such as those paid for photography.

EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA

The following is a tabular reconciliation of the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Pre-Corporate EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure.

(in thousands)
	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2025	2024	2025	2024
Net income	111	247	268	338
Interest income	(67)	(87)	(139)	(173)
Interest expense	2	3	5	6
Income tax expense	55	227	123	285
Amortization and depreciation	48	44	93	88
EBITDA	149	434	350	544
Foreign exchange (gain) loss	–	7	(2)	14
Share based payment expense	–	–	–	10
Adjusted EBITDA	149	441	348	568
Corporate overhead	197	233	422	486
Pre-Corporate EBITDA	346	674	770	1,054

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

Under this original stock repurchase program, from 2012 through June 30, 2025, the Company had repurchased 1,314,694 shares of common stock at an average price of approximately $4.85 per share, for a total of approximately $6.4 million in repurchases. During the first six months of 2025, no shares were repurchased under this previous stock repurchase program, and the repurchase of an additional 185,306 shares is presently authorized under the stock repurchase program.

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

January 1 through March 31, 2025	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
February 18, 2025	237,5001	$3.75	01	None
TOTAL	237,500	$3.75	0	None

1 All share repurchases for the quarter have been effected pursuant to the 2025 Share Repurchase agreement, and no share repurchases during the quarter were effected under any publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the six months ended June 30, 2025, no director or officer adopted or terminated any Rule 10b(5)-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K.

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

WILHELMINA INTERNATIONAL, INC.
(Registrant)

Date: August 13, 2025	By:	/s/ Gaurav Pahwa
	Name:	Gaurav Pahwa
	Title:	Chief Financial Officer (principal financial officer)

